Form 10-Q
period 1998-03-31
PROGENICS PHARMACEUTICALS INC
filed 1998-05-15
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to

                       Commission file number 000-23143

                       PROGENICS PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                             13-3379479
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification No.)


                         777 Old Saw Mill River Road
                          Tarrytown, New York  10591
                   (Address of principal executive offices)
                                  (Zip Code)

                                (914) 789-2800
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X    No

     As of May 1, 1998 there were 9,003,753 shares of common stock, par value $.01 per share, of the registrant outstanding.

                        PROGENICS PHARMACEUTICALS, INC.


                                     INDEX


                                                            Page No.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets...............................     3

   Condensed Statements of Operations.....................     4

   Condensed Statement of Stockholders' Equity............     5

   Condensed Statements of Cash Flows.....................     6

   Notes to Condensed Financial Statements................     7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations..........     9

Item 3.  Quantitative and Qualitative Disclosures
   about Market Risk......................................    11


PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........    12

Item 6.  Exhibits and Reports on Form 8-K.................    12

                       PROGENICS PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
             AT MARCH 31, 1998 AND DECEMBER 31, 1997 (Unaudited)

                                                  March 31,      December 31,
                                                     1998            1997
ASSETS:
Current assets:
  Cash and cash equivalents...............       $ 13,414,888    $ 21,737,925
  Marketable securities...................          3,356,149
  Accounts receivable.....................            424,985         164,308
  Other current assets....................            200,124          32,160
     Total current assets.................         17,396,146      21,934,393

Marketable securities.....................          5,929,538       1,886,200
Fixed assets, at cost, net of accumulated
  depreciation and amortization...........            647,490         688,174
Security deposits and other assets........             33,844          33,844

     Total assets.........................       $ 24,007,018    $ 24,542,611

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued
    liabilities...........................       $    712,087    $  1,226,248
  Income taxes payable....................             32,770          57,770
  Capital lease obligations,
    current portion.......................             80,175          82,859
     Total current liabilities............            825,032       1,366,877

Capital lease obligations.................            124,750         141,402
     Total liabilities....................            949,782       1,508,279



Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value,
    20,000,000 authorized; none
    issued and outstanding

  Common stock - $.0013 par value,
    40,000,000 authorized; issued
    and outstanding - 9,001,553
    in 1997, 9,002,853 in 1998............             11,704          11,702
  Additional paid-in capital..............         43,476,001      43,444,701
  Unearned compensation...................         (1,598,791)     (1,761,381)
  Accumulated deficit.....................        (18,825,495)    (18,661,030)
  Accumulated other comprehensive
    (loss) income.........................             (6,183)            340
     Total stockholders' equity...........         23,057,236      23,034,332

     Total liabilities and
       stockholders' equity...............       $ 24,007,018    $ 24,542,611


       The accompanying notes are an integral part of these statements.

                       PROGENICS PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)





                                                 Three months ended March 31,
                                                     1998            1997
Revenues:
  Contract research and development.......       $  1,650,677    $     84,968
  Research grants.........................             62,502         171,329
  Product sales...........................              6,623          18,677
  Interest income.........................            369,525           4,524

     Total revenues.......................          2,089,327         279,498

Expenses:
  Research and development................          1,377,530         872,271
  General and administrative..............            785,210         407,283
  Interest expense........................              8,955          40,043
  Depreciation and amortization...........             82,097          81,248

     Total expenses.......................          2,253,792       1,400,845

     Net loss.............................       $   (164,465)   $ (1,121,347)

Net loss per share - basic and diluted....         $   (0.02)      $   (0.48)





       The accompanying notes are an integral part of these statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1998 (Unaudited)


                                                                                           ACCUMULATED
                                                  ADDITIONAL                                 OTHER          TOTAL
                                  COMMON STOCK      PAID-IN      UNEARNED     ACCUMULATED COMPREHENSIVE STOCKHOLDERS' COMPREHENSIVE
                                Shares   Amount     CAPITAL    COMPENSATION     DEFICIT   INCOME (LOSS)    EQUITY          LOSS
Balance at December 31, 1997  9,001,553  11,702  $43,444,701  ($1,761,381)  ($18,661,030)        $340   $23,034,332

Amortization of unearned
   compensation                                                   162,590                                   162,590

Issuance of Common Stock in
   connection with exercise
   of stock options               1,300       2        5,198                                                  5,200

Other adjustments to
   stockholders' equity                               26,102                                                 26,102

Net loss                                                                                     (164,465)     (164,465)     ($164,465)

Change in unrealized gain
   on marketable securities                                                                    (6,523)       (6,523)        (6,523)

Balance at March 31, 1998     9,002,853 $11,704  $43,476,001  ($1,598,791)  ($18,825,495)     ($6,183)  $23,057,236      ($170,988)

       The accompanying notes are an integral part of the financial statements.

                       PROGENICS PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                 Three months ended March 31,
                                                     1998            1997
Cash flows from operating activities:
 Net loss...................................     $   (164,465)   $ (1,121,347)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization............           82,097          81,248
   Amortization of deferred financing costs.                           24,836
   Amortization of discounts, net of
    premiums, on marketable securities......           29,772
   Expenses incurred in connection with
    issuance of common stock, stock
    options and warrants....................          162,590          29,941
   Changes in assets and liabilities:
    Decrease (increase) in accounts
     Receivable.............................         (260,677)          2,080
    Decrease (increase) in other
     current assets.........................         (167,964)          7,887
    Increase in security deposits and
     other assets...........................                             (633)
    Decrease in accounts payable and
     accrued expenses.......................         (548,724)       (201,953)
    Decrease in deferred lease liability....                          (16,735)
    Increase in income taxes payable........          (25,000)
         Total adjustments..................         (727,906)        (73,329)

    Net cash used in operating activities...         (892,371)     (1,194,676)

Cash flows from investing activities:
 Capital expenditures.......................           (6,850)         (6,128)
 Purchase of marketable securities..........       (7,435,782)

    Net cash used in investing activities...       (7,442,632)         (6,128)

Cash flows from financing activities:
 Proceeds from the exercise of stock
    options and other adjustments to
    stockholders' equity....................           31,302          35,910
 Proceeds from notes payable................                        1,000,000
 Payment of capital lease obligations.......          (19,336)        (39,180)
     Net cash provided by financing
        activities..........................           11,966         996,730

     Net decrease in cash and cash
        Equivalents.........................       (8,323,037)       (204,074)

Cash and cash equivalents at beginning
  of period.................................       21,737,925         646,664

     Cash and cash equivalents at end
        of period...........................     $ 13,414,888    $    442,590

Supplemental disclosure of noncash
  investing and financing activities:
   Fixed assets included in accounts
     payable and accrued expenses...........     $     34,563

       The accompanying notes are an integral part of these statements.

                        PROGENICS PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Interim Financial Statements

The interim Condensed Financial Statements of Progenics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

2.   Net Loss Per Share

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common shares outstanding. For the three months ended March 31, 1997 and 1998, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:


                              Net Loss            Shares          Per Share
                             (Numerator)       (Denominator)        Amount

 1998:
    Basic and Diluted          ($164,465)         9,002,504        ($0.02)

 1997:
    Basic and Diluted        ($1,121,347)         2,316,575        ($0.48)


     Options, warrants and convertible preferred shares which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                        Three Months Ended March 31,
                                        1998                    1997
                                            Wtd. Avg.               Wtd. Avg.
                               Wtd. Avg.    Exercise   Wtd. Avg.    Exercise
                                 Number      Price       Number      Price

 Options                        2,309,797    $4.54      1,827,447    $4.65
 Warrants                         330,455     6.10        271,011     6.45
 Convertible preferred shares                           4,259,878
     Total                      2,640,252               6,358,336

3.   Line of Credit

On March 12, 1997, the Company obtained a line of credit ("Line") from a bank. The terms of the Line provide for the Company to borrow up to $2 million. Outstanding borrowings accrue interest, payable monthly, at the bank's prime rate of interest. The initial term of the Line was 90 days (June 10, 1997) with monthly extensions through July 31, 1997. The repayment of the Line was guaranteed by two affiliates of a stockholder of the Company ("Affiliates"). Subsequent to March 31, 1997, borrowings under the line were repaid and the Line was terminated.

In consideration for the guarantee of the Line, the Company issued 50,000 warrants to the Affiliates on March 12, 1997 (the "March Warrants"); an additional 10,000 warrants, with terms identical to the March Warrants, were to be issued for each monthly extension beyond June 10, 1997. Such warrants vested immediately and expire after five years. The exercise price was determined to be $4.00 per share in November 1997 upon completion of the Company's initial public offering. The fair value of the March Warrants was approximately $124,000 and has been accounted for as an original issue discount amortized as additional interest expense over the initial term of the Line. For the quarter ended March 31, 1997, the Company amortized approximately $25,000 of the original issue discount as interest expense.

4.   Adoption of New Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances for non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in the unrealized gain or loss on marketable securities. For the quarter ended March 31, 1997, comprehensive (loss) included only net (loss) since the Company held no marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. The disclosures required by SFAS No. 130 for the quarter ended March 31, 1998 have been included in the statement of stockholders' equity.

5.   Reclassifications

Certain reclassifications have been made to the financial statements for the year ended December 31, 1997 as reported on Form 10-K to conform with the current report on Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: technological uncertainties related to early stage product development, uncertainties associated with preclinical and clinical testing, risks relating to corporate collaborations ,the lack of product revenue and the uncertainty of future profitability, the need for additional financing and other factors set forth more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and other periodic filings with the Securities and Exchange Commission.


The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto. References to notes refer to the notes to such statements.

General

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in organizational efforts, including recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through March 31, 1998 have been payments received under its collaborations with Bristol-Myers Squibb Company ("BMS") and F. Hoffmann-La Roche Ltd ("Roche"), research grants related to the Company's HIV programs and interest income.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. The Company has recurring losses and had an accumulated deficit of $18,825,000 at March 31, 1998. The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaborations with BMS beginning in July 1997 and Roche beginning in December 1997, and the proceeds of the Company's initial public offering ("IPO") in November 1997. The Company may require additional funds to complete the development of its products, to fund the cost of ongoing clinical trials, and to fund operating losses which are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized for the next several years.

Results of Operations

Three Months Ended March 31, 1998 and 1997

     Contract research and development revenue increased to $1,651,000 for the three months ended March 31, 1998 from $85,000 for the three months ended March 31, 1997 as the Company received reimbursement of clinical development costs in connection with the BMS License Agreement, the collaboration with Roche and contract revenue from the National Institutes of Health and the Department of Defense. Revenues from research grants decreased to $63,000 for the three months ended March 31, 1998 from $171,000 for the three months ended March 31, 1997. The decrease resulted from the funding of a fewer number of grants in the first three months of 1998. Sales of research reagents decreased to $7,000 for the three months ended March 31, 1998 from $19,000 for the three months ended March 31, 1997 resulting from decreased orders for such reagents. Interest income increased to $370,000 for the three months ended March 31, 1998 from $5,000 for the three months ended March 31, 1997 due to the increase in cash available for investing as the Company received funding from the BMS License Agreement in July 1997 and its initial public offering in November 1997.

     Research and development expenses increased to $1,378,000 for the three months ended March 31, 1998 from $872,000 for the three months ended March 31, 1997. The increase was principally due to additional costs in 1998 of conducting the Company's Phase III clinical trials, including the manufacture of GMK and MGV.

     General and administrative expenses increased to $785,000 for the three months ended March 31, 1998 from $407,000 for the three months ended March 31, 1997. The increase was principally due to increases in salaries to employees, deferred compensation charge related to granting of stock options, patent expenses and costs of investor relations following the Company's IPO in November 1997. Interest expense decreased to $9,000 for the three months ended March 31, 1998 from $40,000 for the three months ended March 31, 1997. During the first three months of 1997 the Company incurred interest expense as a result of borrowings which commenced in March 1997 under a line of credit which was paid in full and terminated in July 1997.

     The Company's net loss for the three months ended March 31, 1998 was $164,000 compared to a net loss of $1,121,000 for the three months ended March 31, 1997.

Liquidity and Capital Resources

     The Company has funded its operations since inception primarily through private placements of equity securities, which provided aggregate cash proceeds of $22,817,000 (including loans that were subsequently converted into equity securities) and payments received under its collaborations with BMS and Roche.

     In November 1997, the Company sold 2,300,000 shares of Common Stock in its initial public offering. After deducting underwriting discounts and commissions and other expenses, the Company received net proceeds of $16,015,000. The net proceeds were invested in short-term, interest bearing investment grade securities and are being used by the Company for working capital and general corporate purposes.

     Through March 31, 1998, the Company had also received cash proceeds of $2,216,000 from research grants, $1,318,000 from interest on investments and $452,000 from the sale of research reagents and had financed $1,331,000 of equipment purchases through capitalized leases and a promissory note.

     At March 31, 1998, the Company had cash, cash equivalents and marketable securities totaling $22,700,000 compared with $23,600,000 at December 31, 1997. The Company's facility lease has been extended to December 1999. The Company expects to incur costs of approximately $500,000 to enhance its manufacturing capabilities during 1998.

     The Company believes that its present capital resources should be sufficient to fund operations at least through the end of 1999, based on the Company's current operating plan. No assurance can be given that there will be no change that would consume the Company's liquid assets before such time. The Company will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, the Company's cash requirements may vary materially from those now planned because of results of research and development and product testing, potential relationships with in-licensors and collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. The Company has no committed external sources of capital and, as discussed above, expects no significant product revenues for a number of years as it will take at least that much time to bring the Company's products to the commercial marketing stage. The Company may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of the Company's technology, to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 1998, the Company did not hold any market risk sensitive instruments.

                         PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d) The net proceeds of the Company initial public offering of $17,112,000 have been applied to temporary investments as follows:

     At March 31, 1998, $9,286,000 of the net proceeds were invested in corporate debt securities, and the balance was invested in money market funds pending the purchase of corporate debt securities.



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27  -  Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended March 31, the registrant filed a Current Report on Form 8-K dated February 6, 1998 which reported Item 5 Other Events and included no financial statements.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PROGENICS PHARMACEUTICALS, INC.


Date:  May 14, 1998              by  /s/ Robert A. McKinney
                                      Robert A. McKinney
                                        Vice President
                                   (Duly authorized officer
                                    of the Registrant and
                                     Principal Financial
                                   and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description

 27         Financial Data Schedule