Form 10-K/A
period 1997-12-31
PROGENICS PHARMACEUTICALS INC
filed 1998-06-11
CIK 835887

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                  FORM 10-K/A
                                Amendment No. 1
 (Mark One)

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

(1)Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent shareholders of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

                       Progenics Pharmaceuticals, Inc.

                       Amendment No. 1 on Form 10-K/A
                                   to the
   Annual Report on Form 10-K for the fiscal year ended December 31, 1997


                              Table of Contents
                                                                         Page

Explanatory Note                                                           3

PART III

Item 11. Executive Compensation                                            4

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A of Progenics Pharmaceuticals, Inc. (the "Company") amends and restates Item 11 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

                                    PART III

Item 11.     Executive Compensation

                            EXECUTIVE COMPENSATION

          The following table sets forth information regarding the aggregate compensation paid by the Company for the two fiscal years ended December 31, 1997 to the Company's Chief Executive Officer and other executive officers whose total compensation exceeded $100,000 during the last fiscal year:


                          SUMMARY COMPENSATION TABLE

                                                             Stock
                            Fiscal Annual Compensation(1)    Option
Name and Principal Position  Year    Salary      Bonus       Grants    Other(2)

Paul J. Maddon, M.D., Ph.D   1997    $208,000  $200,000         -       $1,662
 Chairman of the Board,      1996     165,000    70,000         -        1,662
 Chief Executive Officer,
 President and Chief
 Science Officer

Robert J. Israel, M.D.       1997     185,000    45,000   75,000 shares    -
 Vice President, Medical     1996     175,000    25,000   18,750 shares    -
 Affairs

Robert A. McKinney.          1997     105,000    21,000   40,000 shares    -
 Vice President, Finance     1996     100,000     9,000   15,000 shares    -
 and Operations and
 Treasurer

_______________________________
(1)Annual compensation consists of base salary and bonus. As to each individual named, the aggregate amounts of all perquisites and other personal benefits, securities and property not included in the summary compensation table above or described below do not exceed the lesser of $50,000 or 10% of the annual compensation.

(2)Other compensation consisted solely of an annual premium paid on a long-term disability policy.

     The following table sets forth certain information relating to stock option grants to the executive officers named above during the fiscal year ended December 31, 1997:

      STOCK OPTION GRANTS DURING THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          Percent                                     Potential Realizable
                                          of Total                                      Value at Assumed
                               Number      Option                                       Annual Rates of
                             of Shares     Shares   Exercise   Market                     Stock Price
                             Underlying   Granted     Price   Price on   Expir-           Appreciation
                              Options      to Em-      per     Date of   ation        for Option Term<F3>
 Name                         Granted   Ployees<F1>   Share   Grant<F2>   Date       0%        5%       10%
 Paul J. Maddon, M.D., Ph.D      -           -          -        -          -         -         -         -

 Robert J. Israel, M.D.....   75,000       14.3%      $4.00    $6.00     3/31/07  $150,000  $433,003  $867,184
                              18,750<F4>    3.6%       4.00     6.00    12/31/05    37,500    97,446   184,240

 Robert A. McKinney........   40,000        7.6%       4.00     6.00     3/31/07  $ 80,000  $230,935  $462,498
                              15,000<F4>    2.9%       4.00     6.00    12/31/05    30,000    77,957   147,392
_______________________________

<F1> During  the 1997  fiscal  year  options  to purchase  523,000 shares  were granted to employees, including options with respect to 216,225 shares granted in 1996 and repriced in 1997.
<F2> Based on  the Company's  estimate of  the fair market value on the date of grant.
<F3> The  potential  realizable  value  is calculated  based on the term of the option at the time of grant (or, in the case of repriced options, on the remaining term of the option at the time of repricing). Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the Securities and Exchange Commission and does not represent the Company's prediction of its stock price performance. The potential realizable value at 5% and 10% appreciation is calculated by assuming that the market price appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.
<F4> Granted in 1996 and repriced in April 1997.


          The following table sets forth information as to the exercises of options during the fiscal year ended December 31, 1997 and the number and value of unexercised options held by the executive officers named above as of December 31, 1997:

                            YEAR-END OPTION VALUES

                                      Number of
                                  Shares Underlying         Value of Unexercised
                                 Unexercised Options       In-the-Money Options*
Name                         Exercisable  Unexercisable  Exercisable  Unexercisable
Paul J. Maddon, M.D., Ph.D.    375,000       375,000      $3,205,228    $3,251,250

Robert J. Israel, M.D.....      38,438       111,562      $  384,380    $1,115,620

Robert A. McKinney........      53,250        54,250      $  544,875    $  542,500

_______________________________
* Based on a closing price of $14.00 on December 31, 1997 on the Nasdaq National Market.

Employment Agreements

          The Company has entered into an employment agreement with Paul J. Maddon, M.D., Ph.D. pursuant to which Dr. Maddon is to serve as Chairman of the Board, President, Chief Executive Officer and Chief Science Officer of the Company at an annual salary of $250,000 for 1998 to increase at a rate of 10% per year and a guaranteed minimum bonus of $15,000 per year. The agreement expires on December 15, 1998, but it is automatically renewed annually thereafter for up to five successive one-year periods unless either the Company or Dr. Maddon gives notice not to renew at least 90 days before the end of the initial term or any renewal term. Under the agreement, Dr. Maddon was also granted an option to purchase 750,000 shares of the Common Stock at exercise prices of $5.33 per share with respect to 664,774 shares and $5.87 per share with respect to 85,226 shares. The agreement provides that, upon termination by the Company without cause (as defined in the agreement), the Company will continue to pay Dr. Maddon's annual salary and minimum bonus through the end of the then current term.

          The Company has in effect an employment arrangement with Robert J. Israel, M.D. pursuant to which Dr. Israel is to serve as Vice President, Medical Affairs of the Company at an annual salary of $185,000 and is entitled to nine months' salary if his employment is terminated by the Company without cause.


Compensation of Directors

          Directors do not receive compensation in their capacities as directors. All of the directors are reimbursed for their expenses in connection with their attendance at Board and committee meetings. In addition, Dr. Goff and Dr. Scheinberg receive annual compensation in the amounts of $30,000 and $24,000, respectively, for their services as members of the Company's Virology Scientific Advisory Board and Cancer Scientific Advisory Board, respectively. See also "Certain Transactions."


Compensation Committee Interlocks and Insider Participation

         During the 1997 fiscal year, Charles A. Baker, Mark F. Dalton and Paul
F. Jacobson, none of whom have ever been officers or employees of the Company, served as members of the Compensation Committee of the Company's Board of Directors. In March 1997, the Company entered into a loan guarantee agreement with two affiliates of Tudor Investment Corporation ("TIC"), of which Mr. Dalton serves as President and a director, wherein such affiliates agreed to guarantee the performance of the Company's obligations under a bank loan agreement that provided for borrowings of up to $2,000,000. In consideration for these guarantees, the Company issued to two affiliates of TIC warrants to purchase in the aggregate 70,000 shares of Common Stock at an exercise price of $4.00 per share. These warrants are immediately exercisable and expire in March 2002. In July 1997, the Company repaid $2.0 million in borrowings
outstanding  under  the  bank  loan  agreement,   representing  all  borrowings
thereunder.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                            Progenics Pharmaceuticals, Inc.


                            By:  /s/ Robert A. McKinney
                                   Robert A. McKinney
                               Vice President, Finance and
                                Operations and Treasurer

Date:  June 10, 1998