Form 10-Q
period 1998-06-30
PROGENICS PHARMACEUTICALS INC
filed 1998-08-14
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

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

     As of June 30, 1998 there were 9,047,778 shares of common stock, par value $.0013 per share, of the registrant outstanding.

                  PROGENICS PHARMACEUTICALS, INC.


                               INDEX


                                                            Page No.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets...............................     3

   Condensed Statements of Operations.....................     4

   Condensed Statement of Stockholders' Equity............     5

   Condensed Statements of Cash Flows.....................     6

   Notes to Condensed Financial Statements................     7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations..........    10

Item 3.  Quantitative and Qualitative Disclosures
   about Market Risk......................................    13


PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........    14

Item 4.  Submission of Matters to a Vote of
   Security Holders.......................................    14

Item 6.  Exhibits and Reports on Form 8-K.................    14

                       PROGENICS PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
              AT JUNE 30, 1998 AND DECEMBER 31, 1997 (Unaudited)

                                                     June 30,     December 31,
                                                       1998           1997
ASSETS:                                          --------------  --------------
Current assets:
  Cash and cash equivalents....................   $ 13,725,848    $ 21,737,925
  Marketable securities - short term...........      7,882,272
  Accounts receivable..........................        596,274         164,308
  Other current assets (including
    accrued interest of $177,824
    as of June 30, 1998).......................        202,516          32,160
                                                  ------------    ------------
      Total current assets.....................     22,406,910      21,934,393

Marketable securities..........................      2,037,381       1,886,200
Fixed assets, at cost, net of accumulated
  depreciation and amortization................        708,988         688,174
Security deposits and other assets.............         33,844          33,844
                                                  ------------    ------------

      Total assets.............................   $ 25,187,123    $ 24,542,611
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued liabilities.....   $    818,311    $  1,226,248
  Income taxes payable.........................         32,770          57,770
  Capital lease obligations, current portion...         73,069          82,859
                                                  ------------    ------------
     Total current liabilities.................        924,150       1,366,877

Capital lease obligations......................        125,860         141,402
                                                  ------------    ------------
     Total liabilities.........................      1,050,010       1,508,279
                                                  ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 14,320,174
    authorized; none issued and outstanding
  Common stock - $.0013 par value, 40,000,000
    authorized; issued and outstanding -
    9,001,553 in 1997, 9,047,778 in 1998.......         11,762          11,702
  Additional paid-in capital...................     43,646,067      43,444,701
  Unearned compensation........................     (1,436,200)     (1,761,381)
  Accumulated deficit..........................    (18,082,027)    (18,661,030)
  Accumulated other comprehensive
    (loss) income..............................         (2,489)            340
                                                  ------------    ------------
     Total stockholders' equity................     24,137,113      23,034,332
                                                  ------------    ------------
     Total liabilities and
       stockholders' equity....................   $ 25,187,123    $ 24,542,611
                                                  ============    ============


       The accompanying notes are an integral part of these statements.

                                   PROGENICS PHARMACEUTICALS, INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                              For the three months ended         For the six months ended
                                                       June 30,                          June 30,
                                            ------------------------------     ----------------------------
                                               1998               1997            1998             1997
                                            -----------        -----------     -----------      -----------
 Revenues:
    Contract research and development...    $ 3,678,540        $    64,538     $ 5,329,217      $   149,506
    Research grants.....................        518,208                            580,710          171,329
    Product sales.......................         29,823              6,461          36,446           25,138
    Interest income.....................        357,100              3,049         726,625            7,573
                                            -----------        -----------     -----------      -----------

       Total revenues...................      4,583,671             74,048       6,672,998          353,546
                                            -----------        -----------     -----------      -----------

 Expenses:
    Research and development............      2,533,911          1,507,388       3,911,441        2,379,659
    General and administrative..........      1,151,773            407,234       1,936,983          814,517
    Interest expense....................          9,337            141,836          18,292          181,879
    Depreciation and amortization.......        145,182             79,095         227,279          160,343
                                            -----------        -----------     -----------      -----------

       Total expenses...................      3,840,203          2,135,553       6,093,995        3,536,398
                                            -----------        -----------     -----------      -----------

       Net income (loss)................    $   743,468        $(2,061,505)    $   579,003      $(3,182,852)
                                            ===========        ============    ===========      ============

 Net income (loss) per share - basic....       $ 0.08             $(0.89)         $ 0.06           $(1.37)
                                               ======             =======         ======           =======

 Net income (loss) per share - diluted..       $ 0.07             $(0.89)         $ 0.05           $(1.37)
                                               ======             =======         ======           =======


       The accompanying notes are an integral part of these statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1998 (Unaudited)


                                                                                         ACCUMULATED
                             COMMON STOCK      ADDITIONAL                                   OTHER          TOTAL
                         -------------------    PAID-IN      UNEARNED     ACCUMULATED   COMPREHENSIVE  STOCKHOLDERS'  COMPREHENSIVE
                           Shares    Amount     CAPITAL    COMPENSATION     DEFICIT     INCOME (LOSS)     EQUITY         INCOME
                         ---------- --------  -----------  ------------  -------------  -------------  -------------  -------------
 Balance at
   December 31, 1997      9,001,553   11,702  $43,444,701  ($1,761,381)  ($18,661,030)          $340    $23,034,332

 Amortization of
   unearned compensation                                       325,181                                      325,181

 Issuance of Common
   Stock in connection
   with exercise of stock
   options                   46,225       60      176,541                                                   176,601

 Other adjustments to
   stockholders' equity                            24,825                                                    24,825

 Net income                                                                   579,003                       579,003       $579,003

 Change in unrealized
   gain on marketable
   securities                                                                                 (2,829)        (2,829)        (2,829)
                          ---------  -------  -----------  ------------  -------------       --------   -----------       --------
 Balance at
   June 30, 1998          9,047,778  $11,762  $43,646,067  ($1,436,200)  ($18,082,027)       ($2,489)   $24,137,113       $576,174
                          =========  =======  ===========  ============  =============       ========   ===========       ========


       The accompanying notes are an integral part of these statements.

                       PROGENICS PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     Six months ended June 30,
                                                   ----------------------------
                                                       1998            1997
                                                   -------------  -------------
Cash flows from operating activities:
 Net income (loss).........................        $    579,003   $ (3,182,852)
                                                   ------------   ------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization...........             164,390        160,343
   Amortization of discounts, net of
    premiums, on marketable securities.....              62,889
   Noncash expenses incurred in
    connection with issuance of common
    stock, stock options and warrants......             350,006        414,746
   Changes in assets and liabilities:
    (Increase) decrease in accounts
     receivable and other current assets...            (602,322)        77,063
    Increase in security deposits and
     other assets..........................                             (1,229)
    (Decrease) increase in accounts
     payable and accrued expenses..........            (407,937)       190,963
    Decrease in deferred lease liability...                            (16,735)
    Decrease in income taxes payable.......             (25,000)
                                                   ------------   ------------
           Total adjustments...............            (457,974)       825,151
                                                   ------------   ------------
    Net cash provided by (used in)
     operating activities..................             121,029     (2,357,701)
                                                   ------------   ------------
Cash flows from investing activities:
 Capital expenditures......................            (164,461)       (15,757)
 Purchase of marketable securities.........          (8,099,171)
                                                   ------------   ------------
    Net cash used in investing activities..          (8,263,632)       (15,757)
                                                   ------------   ------------

Cash flows from financing activities:
 Proceeds from the exercise of stock options and
  other adjustments to stockholders' equity             176,601         35,910
 Proceeds from notes payable...............                          2,000,000
 Payment of capital lease obligations......             (46,075)       (67,693)
                                                   ------------   ------------
     Net cash provided by financing
      Activities...........................             130,526      1,968,217
                                                   ------------   ------------

     Net decrease in cash and cash
      equivalents..........................          (8,012,077)      (405,241)
                                                   ------------   ------------

Cash and cash equivalents at beginning
 of period.................................          21,737,925        646,664
                                                   ------------   ------------
     Cash and cash equivalents at
      end of period........................        $ 13,725,848   $    241,423
                                                   ============   ============

Supplemental disclosure of noncash investing
 and financing activities:
  Fixed assets purchased with capital leases       $     20,743   $     19,995
                                                   ============   ============

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

2.   Net Income (Loss) Per Share

     The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 1998, the Company reported net income and, therefore, the calculation of diluted per share amounts include all common stock equivalents with exercise prices below the average per share price of the Company's common stock for the respective periods. For the three and six months ended June 30, 1997, the Company reported net losses and, therefore no common stock equivalents were included in the computation of diluted per share amounts since such inclusion would have been antidilutive. The calculations of basic and diluted net income
(loss) per share are as follows:

                                     Net Income                          Per
                                       (Loss)            Shares         Share
                                    (Numerator)       (Denominator)     Amount
1998:
Three months-ended June 30, 1998:
                           Basic:      $743,468           9,020,825      $0.08

Effect of Dilutive Securities:
        Options                                           1,672,167
        Warrants                                            211,233
                                                         ----------
                         Diluted:      $743,468          10,904,225      $0.07

Six months-ended June 30, 1998:
                           Basic:      $579,003           9,008,623      $0.06

 Effect of Dilutive Securities:
        Options                                           1,691,153
        Warrants                                            213,174
                                                         ----------
                         Diluted:      $579,003          10,912,950      $0.05

1997:
Three months-ended June 30, 1997:
               Basic and Diluted:   ($2,061,505)          2,321,675     ($0.89)

Six months-ended June 30, 1997:
               Basic and Diluted:   ($3,182,852)          2,319,139     ($1.37)

     Options, warrants and convertible preferred shares which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                      Three Months Ended June 30,
                              -------------------------------------------
                                       1998                  1997
                              ---------------------  --------------------
                                          Wtd. Avg.             Wtd. Avg.
                               Wtd. Avg.  Exercise   Wtd. Avg.  Exercise
                                Number      Price     Number      Price
                              ----------  ---------  ---------  ---------
 Options                          12,667   $18.09    2,361,077    $4.51
 Warrants                                              312,653     6.22
 Convertible preferred shares                        4,259,878
                              ----------             ---------
     Total                        12,667             6,933,608


                                       Six Months Ended June 30,
                              -------------------------------------------
                                       1998                  1997
                              ---------------------  --------------------
                                          Wtd. Avg.             Wtd. Avg.
                               Wtd. Avg.  Exercise   Wtd. Avg.  Exercise
                                Number      Price     Number      Price
                              ----------  ---------  ---------  ---------
 Options                           3,729   $19.06    2,091,369    $4.69
 Warrants                                              291,947     6.38
 Convertible preferred shares                        4,259,878
                              ----------             ---------
     Total                         3,729             6,643,194


3.   Line of Credit

On March 12, 1997, the Company obtained a line of credit ("Line") from a bank. The terms of the Line provide for the Company to borrow up to $2 million. Outstanding borrowings accrue interest, payable monthly, at the bank's prime rate of interest. The initial term of the Line was 90 days (June 10, 1997) with monthly extensions through July 31, 1997. The repayment of the Line was guaranteed by two affiliates of a stockholder of the Company ("Affiliates"). Subsequent to June 30, 1997, borrowings under the line were repaid and the Line was terminated.

In consideration for the guarantee of the Line, the Company issued 50,000 warrants to the Affiliates on March 12, 1997 (the "March Warrants"); an additional 10,000 warrants, with terms identical to the March Warrants, were issued for each of two monthly extensions beyond June 10, 1997, for a total of 70,000 warrants. Such warrants vested immediately and expire after five years. The exercise price was determined to be $4.00 per share in November 1997 upon completion of the Company's initial public offering. The fair value of the 70,000 warrants was approximately $228,000 and has been accounted for as an original issue discount amortized as additional interest expense over the initial term of the Line. For the six months ended June 30, 1997, the Company amortized approximately $124,000 of the original issue discount as interest expense.

4.   Income Taxes

For the three and six months ended June 30, 1998, the Company was able to reduce current income taxes payable by carrying forward net operating losses. The effect of the alternative minimum tax was not material.

5.   Adoption of New Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances for non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in the unrealized gain or loss on marketable securities. For the three and six months ended June 30, 1997, comprehensive (loss) included only net (loss) since the Company held no marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. The disclosures required by SFAS No. 130 for the six months ended June 30, 1998 have been included in the statement of stockholders' equity.

6.   Impact of the Future Adoption of Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No.133"). SFAS No. 133 establishes a comprehensive standard on accounting for derivatives and hedging activities and is effective for periods beginning after June 15, 1999. Management does not believe that the future adoption of SFAS No. 133 will have a material effect on the Company's financial position and results of operations.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: technological uncertainties related to early stage product development, uncertainties associated with preclinical and clinical testing, risks relating to corporate collaborations, the lack of product revenue and the uncertainty of future profitability, the need for additional financing and other factors set forth more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and other periodic filings with the Securities and Exchange Commission.


The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto. References to notes refer to the notes to such statements.

General

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through June 30, 1998 have been (i) contract, research and development and license fees received pursuant to its collaboration agreements with Bristol-Myers Squibb Company ("BMS") and F. Hoffmann-La Roche Ltd ("Roche"), (ii) research grants and contract payments related to the Company's HIV programs and (iii) interest income.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. The Company has recurring losses and had an accumulated deficit of $18,082,000 at June 30, 1998. The Company has financed its operations primarily through the private sale of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaborations with BMS beginning in July 1997 and Roche beginning in December 1997, proceeds from research grants and contracts and the proceeds of the Company's initial public offering ("IPO") in November 1997. The Company may require additional funds to complete the development of its products, to fund the cost of ongoing clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended June 30, 1998 and 1997

     Contract research and development revenue increased to $3,679,000 for the three months ended June 30, 1998 from $65,000 for the three months ended June 30, 1997. The increase is attributable to the receipt by the Company of milestone payments and reimbursement of clinical development costs pursuant to the BMS License Agreement and the Company's collaboration with Roche. The Company also received contract revenue from the National Institutes of Health and the Department of Defense in both quarters. Revenues from research grants were $518,000 for the three months ended June 30, 1998; there was no such revenue for the three months ended June 30, 1997. The increase resulted from the funding of a greater number of grants in the second quarter of 1998. Product sales increased to $30,000 for the three months ended June 30, 1998 from $6,000 for the three months ended June 30, 1997 resulting from increased orders for research reagents. Interest income increased to $357,000 for the three months ended June 30, 1998 from $3,000 for the three months ended June 30, 1997 due to the increase in cash available for investing as the Company received funding from the BMS License Agreement in July 1997 and its IPO in November 1997.

     Research and development expenses increased to $2,534,000 for the three months ended June 30, 1998 from $1,507,000 for the three months ended June 30, 1997. The increase was principally due to additional costs in 1998 of conducting the Company's Phase III clinical trials, as the number of patients enrolled in the trials increased significantly.

     General and administrative expenses increased to $1,152,000 for the three months ended June 30, 1998 from $407,000 for the three months ended June 30, 1997. The increase was principally due to increases in salaries to employees, deferred compensation charges related to granting of stock options, patent expenses and costs of investor relations following the Company's IPO in November 1997.

     Interest expense decreased to $9,000 for the three months ended June 30, 1998 from $142,000 for the three months ended June 30, 1997. During the second quarter of 1997 the Company incurred interest expense as a result of borrowings which commenced in March 1997 under a line of credit which was paid in full and terminated in July 1997.

     The Company's net income for the second quarter of fiscal 1998 was $743,000 compared to a net loss of $2,062,000 for the second quarter of fiscal 1997.

Six Months Ended June 30, 1998 and 1997

     Contract research and development revenue increased to $5,329,000 for the six months ended June 30, 1998 from $150,000 for the six months ended June 30, 1997 as the Company received milestone payments and reimbursement of clinical development costs pursuant to the BMS License Agreement and the Company's collaboration with Roche and contract revenue from the National Institutes of Health and the Department of Defense. Revenues from research grants increased to $581,000 for the six months ended June 30, 1998 from $171,000 for the six months ended June 30, 1997. The increase resulted from the funding of a greater number of grants in the first half of 1998. Sales of research reagents increased to $36,000 for the six months ended June 30, 1998 from $25,000 for the six months ended June 30, 1997 resulting from increased orders for such reagents. Interest income increased to $727,000 for the six months ended June 30, 1998 from $8,000 for the six months ended June 30, 1997 due to the increase in cash available for investing as the Company received funding from the BMS License Agreement in July 1997 and its IPO in November 1997.

     Research and development expenses increased to $3,911,000 for the six months ended June 30, 1998 from $2,380,000 for the six months ended June 30, 1997. The increase was principally due to additional costs in 1998 of conducting the Company's clinical trials, including the manufacture of GMK and MGV.

     General and administrative expenses increased to $1,937,000 for the six months ended June 30, 1998 from $815,000 for the six months ended June 30, 1997. The increase was principally due to increases in salaries to employees, deferred compensation charges related to granting of stock options, patent expenses and costs of investor relations following the Company's IPO.

     Interest expense decreased to $18,000 for the six months ended June 30, 1998 from $182,000 for the six months ended June 30, 1997. During the first six months of 1997 the Company incurred interest expense as a result of borrowings which commenced in March 1997 under a line of credit which was paid in full and terminated in July 1997.

     The Company's net income for the six months ended June 30, 1998 was $579,000 compared to a net loss of $3,183,000 for the six months ended June 30, 1997.


Liquidity and Capital Resources

     Prior to the Company's initial public offering in November of 1997, the Company funded its operations primarily through private placements of equity securities, which provided aggregate cash proceeds of $22,817,000 (including loans that were subsequently converted into equity securities), and payments received under its collaboration with BMS.

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

     Through June 30, 1998, the Company has also received cash proceeds of $2,509,000 from research grants, $1,675,000 from interest on investments and $482,000 from the sale of research reagents and had financed $1,351,000 of equipment purchases through capitalized leases and a promissory note.

     At June 30, 1998, the Company had cash, cash equivalents and marketable securities totaling $23,648,000 compared with $23,624,000 at December 31, 1997. The Company's facility lease has been extended to December 1999. The Company expects to incur costs of approximately $500,000 to enhance its manufacturing capabilities for clinical trials during 1998.

     The Company believes that its present capital resources should be sufficient to fund operations at least through the end of 1999, based on the Company's current operating plan. No assurance can be given that there will be no change that would consume the Company's liquid assets before such time. The Company will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, the Company's cash requirements may vary materially from those now planned because of results of research and development and product testing, potential relationships with in-licensors and collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. The Company has no committed external sources of capital and, as discussed above, expects no significant product revenues for a number of years as it will take at least that much time, if ever, to bring the Company's products to the commercial marketing stage. The Company may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of the Company's technology, to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all.


Impact of the Future Adoption of Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No.133"). SFAS No. 133 establishes a comprehensive standard on accounting for derivatives and hedging activities and is effective for periods beginning after June 15, 1999. Management does not believe that the future adoption of SFAS No,. 133 will have a material effect on the Company's financial position and results of operations.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 1998, the Company did not hold any market risk sensitive instruments.

                         PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d) Of the $17,112,000 net proceeds from the Company's initial public offering, approximately $6,510,000 has been applied to research and development and general operating expenses and the remainder has been applied to temporary investments. The temporary investment at June 30, 1998 consisted of $9,920,000 in corporate debt securities and the remainder in money market funds. With the exception of compensation paid to the officers and certain of the directors of the Company as employees or consultants, no amounts paid in respect of operating expenses were paid to directors or officers of the Company or their associates, to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company held on June 9, 1998 the following directors (constituting all of the directors) were elected:

          Paul J. Maddon, M.D., Ph.D.
          Charles A. Baker
          Mark F. Dalton
          Stephen P. Goff, Ph.D.
          Elizabeth M. Greetham
          Paul F. Jacobson
          David A. Scheinberg, M.D., Ph.D.

     The voting consisted of 5,065,264 votes cast for each director and 220,000 votes withheld.

     Also voted upon at the meeting was the approval of an amendment to the Company's Amended 1996 Stock Incentive Plan to increase the maximum number of shares of the Company's common stock available for grant thereunder from 1,050,000 to 2,000,000, which matter was approved with 4,687,197 votes in favor, 597,132 votes against and 935 abstentions.

     Also voted upon at the meeting was the adoption of the Company's 1998 Employee Stock Purchase Plan and 1998 Non-Qualified Employee Stock Purchase Plan, which matter was approved with 4,710,967 votes in favor, 573,362 votes against and 935 abstentions.

     Also voted upon at the meeting was the ratification of the Board of Director's selection of Coopers & Lybrand to serve as the Company's independent auditors for the fiscal year ending December 31, 1998, which matter was approved with 5,284,679 votes in favor, 35 votes against and 550 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27  -  Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended June 30, 1998, there was no report on Form 8-K.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PROGENICS PHARMACEUTICALS, INC.


Date:  August 14, 1998                   by  /s/ Robert A. McKinney
                                               Robert A. McKinney
                                                 Vice President
                                            (Duly authorized officer
                                             of the Registrant and
                                              Principal Financial
                                            and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description

 27         Financial Data Schedule