Form 10-Q
period 1998-09-30
PROGENICS PHARMACEUTICALS INC
filed 1998-11-17
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1998

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

                       Commission file number 000-23143

                       PROGENICS PHARMACEUTICALS, INC.
            (Exact name of registrant as specified in its charter)

                       DELAWARE                     13-3379479
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)


                         777 Old Saw Mill River Road
                          Tarrytown, New York  10591
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

     As of September 30, 1998 there were 9,175,221 shares of common stock, par value $.0013 per share, of the registrant outstanding.

                        PROGENICS PHARMACEUTICALS, INC.


                                     INDEX


                                                           Page No.
                                                           --------
PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets...............................     3

   Condensed Statements of Operations.....................     4

   Condensed Statement of Stockholders' Equity............     5

   Condensed Statements of Cash Flows.....................     6

   Notes to Condensed Financial Statements................     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....    10

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk................................    13


PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........    14

Item 6.  Exhibits and Reports on Form 8-K.................    14

                       PROGENICS PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
           AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997 (Unaudited)

                                             September 30,    December 31,
                                                  1998            1997
                                             -------------   -------------
ASSETS:
Current assets:
  Cash and cash equivalents...............   $ 13,042,938    $ 21,737,925
  Marketable securities - short term......      8,401,297
  Accounts receivable.....................      1,905,723         164,308
  Other current assets (including
    accrued interest of $224,587 as
    of September 30, 1998)................        305,380          32,160
                                             -------------   -------------
       Total current assets...............     23,655,338      21,934,393

Marketable securities.....................      1,536,450       1,886,200
Fixed assets, at cost, net of accumulated
  depreciation and amortization...........        877,580         688,174
Security deposits and other assets........         37,860          33,844
                                             -------------   -------------
       Total assets.......................   $ 26,107,228    $ 24,542,611
                                             =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable and accrued
    liabilities...........................   $    926,716    $  1,226,248
  Income taxes payable....................                         57,770
  Capital lease obligations,
    current portion.......................        101,821          82,859
                                             -------------   -------------
       Total current liabilities..........      1,028,537       1,366,877

Capital lease obligations.................        142,907         141,402
                                             -------------   -------------
       Total liabilities..................      1,171,444       1,508,279
                                             -------------   -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value,
    14,320,174 authorized; none
    issued and outstanding

  Common stock - $.0013 par value,
    40,000,000 authorized; issued
    and outstanding - 9,001,553
    in 1997, 9,052,041 in 1998............         11,768          11,702
  Additional paid-in capital..............     43,663,862      43,444,701
  Unearned compensation...................     (1,273,609)     (1,761,381)
  Accumulated deficit.....................    (17,494,103)    (18,661,030)
  Accumulated other comprehensive
    income................................         27,866             340
                                             -------------   -------------
       Total stockholders' equity.........     24,935,784      23,034,332
                                             -------------   -------------
       Total liabilities and
         stockholders' equity.............   $ 26,107,228    $ 24,542,611
                                             =============   =============


       The accompanying notes are an integral part of these statements.

                      PROGENICS PHARMACEUTICALS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                        For the three months ended     For the nine months ended
                                               September 30,                 September 30,
                                        --------------------------    --------------------------
                                            1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
Revenues:
  Contract research and development.    $ 3,070,256    $13,296,877    $ 8,399,473    $13,446,383
  Research grants...................        390,518        147,216        971,228        318,545
  Product sales.....................         73,759         24,770        110,205         49,908
  Interest income...................        371,078        101,708      1,097,703        109,281
                                        -----------    -----------    -----------    -----------
     Total revenues.................      3,905,611     13,570,571     10,578,609     13,924,117
                                        -----------    -----------    -----------    -----------
Expenses:
  Research and development..........      2,142,964      3,586,556      6,054,405      5,966,215
  General and administrative........        940,007        520,821      2,876,990      1,335,338
  Interest expense..................         13,493        120,888         31,785        302,767
  Depreciation and amortization.....        134,973         78,150        362,252        238,493
                                        -----------    -----------    -----------    -----------
     Total expenses.................      3,231,437      4,306,415      9,325,432      7,842,813
                                        -----------    -----------    -----------    -----------
     Operating income ..............        674,174      9,264,156      1,253,177      6,081,304

Income taxes........................         86,250        151,310         86,250        151,310
                                        -----------    -----------    -----------    -----------
     Net income ....................    $   587,924    $ 9,112,846    $ 1,166,927    $ 5,929,994
                                        ===========    ===========    ===========    ===========

Net income per share - basic........        $0.06          $3.78          $0.13          $2.52
                                            =====          =====          =====          =====

Net income per share - diluted......        $0.06          $1.73          $0.11          $0.82
                                            =====          =====          =====          =====


       The accompanying notes are an integral part of these statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (Unaudited)



                                                                                           ACCUMULATED
                                  COMMON STOCK     ADDITIONAL                                 OTHER          TOTAL       COMPRE-
                               ------------------    PAID-IN     UNEARNED    ACCUMULATED  COMPREHENSIVE  STOCKHOLDERS'   HENSIVE
                                Shares    Amount     CAPITAL   COMPENSATION    DEFICIT    INCOME (LOSS)     EQUITY        INCOME
                               ---------  -------  ----------- ------------ ------------- -------------  -------------  ----------
Balance at December 31, 1997   9,001,553  $11,702  $43,444,701 ($1,761,381) ($18,661,030)    $   340      $23,034,332
Amortization of unearned
  compensation                                                     487,772                                    487,772
Issuance of Common Stock in
  connection with exercise
  of stock options                50,488       66      194,336                                                194,402
Other adjustments to
  stockholders' equity                                  24,825                                                 24,825
Net income                                                                     1,166,927                    1,166,927   $1,166,927
Change in unrealized gain on
  marketable securities                                                                       27,526           27,526       27,526
                               ---------  -------  ----------- ------------ -------------    -------      -----------   ----------
Balance at September 30, 1998  9,052,041  $11,768  $43,663,862 ($1,273,609) ($17,494,103)    $27,866      $24,935,784   $1,194,453
                               =========  =======  =========== ============ =============    =======      ===========   ==========


       The accompanying notes are an integral part of the financial statements.

                       PROGENICS PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                             Nine months ended September 30,
                                             -------------------------------
                                                  1998              1997
Cash flows from operating activities:        -------------     -------------
 Net income...............................   $  1,166,927      $  5,929,994
                                             -------------     -------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization..........        264,857           238,493
   Amortization of discounts, net of
    premiums, on marketable securities....         97,395
   Net realized gain on sale of
    marketable securities.................        (36,996)
   Noncash expenses incurred in
    connection with issuance of common
    stock, stock options and warrants.....        512,597         2,038,689
   Changes in assets and liabilities:
    (Increase) decrease in accounts
     receivable...........................     (1,741,415)           41,881
    Increase in prepaid expenses and
     other current assets.................       (273,220)          (12,603)
    (Increase) decrease in security
     deposits and other assets............         (4,016)            1,786
    Decrease in accounts payable and
     accrued expenses.....................       (299,532)       (1,190,909)
    Decrease in deferred lease liability..                          (16,735)
    (Decrease) increase in income taxes
     payable..............................        (57,770)          151,310
                                             -------------     -------------
           Total adjustments..............       (457,974)          825,151
                                             -------------     -------------
    Net cash (used in) provided by
     operating activities.................       (371,173)        7,181,906
                                             -------------     -------------
Cash flows from investing activities:
 Capital expenditures.....................       (355,125)          (24,158)
 Sales of marketable securities...........      1,345,000
 Purchase of marketable securities........     (9,429,420)
                                             -------------     -------------
    Net cash used in investing
     activities...........................     (8,439,545)          (24,158)
                                             -------------     -------------
Cash flows from financing activities:
 Proceeds from the exercise of stock
  options and other adjustments to
  stockholders' equity....................        194,402            35,910
 Proceeds from notes payable..............                        2,000,000
 Repayments of notes payable..............                       (2,000,000)
 Payment of capital lease obligations.....        (78,671)          (94,941)
 Other....................................                          (25,380)
                                             -------------     -------------
     Net cash provided by (used in)
      financing activities................        115,731           (84,411)
                                             -------------     -------------
     Net (decrease) increase in cash
      and cash equivalents................     (8,694,987)        7,073,337
                                             -------------     -------------
Cash and cash equivalents at beginning
  of period...............................     21,737,925           646,664
                                             -------------     -------------
     Cash and cash equivalents at end
      of period...........................   $ 13,042,938      $  7,720,001
                                             =============     =============

Supplemental disclosure of noncash
  investing and financing activities:
 Fixed assets acquired with capital
  leases..................................   $     99,138      $     20,000
                                             =============     =============


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

2.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 1998 and December 31, 1997 consist of the following:

                                               September 30,     December 31,
                                                   1998              1997
                                               -------------     ------------
     Accounts payable                           $  725,825        $  517,714
     Fees payable to Scientific Advisory Board      34,500            38,500
     Accrued payroll and related costs              51,391           330,480
     Legal and accounting fees payable             115,000           322,819
     Deferred lease liability, current portion                        16,735
                                                ----------        ----------
                                                $  926,716        $1,226,248
                                                ==========        ==========

3.   Net Income Per Share

     The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of common shares outstanding during the respective periods. For the three and nine months ended September 30, 1998, the Company reported net income and, therefore, the calculation of diluted per share amounts includes all common stock equivalents with exercise prices below the average per share price of the Company's common stock for the respective periods. The calculations of basic and diluted net income per share are as follows:

                                          Net Income      Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ---------
1998:
Three months-ended September 30, 1998:
                                 Basic:     $587,924     9,051,024       $0.06
                                                                         =====
Effect of Dilutive Securities:
       Options                                           1,437,320
       Warrants                                            169,783
                                                        ----------
                               Diluted:     $587,924    10,658,127       $0.06
                                                        ==========       =====

Nine months-ended September 30, 1998:
                                 Basic:   $1,166,927     9,025,803       $0.13
                                                                         =====
Effect of Dilutive Securities:
         Options                                         1,621,541
         Warrants                                          200,938
                                                         ---------
                               Diluted:   $1,166,927    10,848,282       $0.11
                                                        ==========       =====

                                          Net Income      Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ---------
1997:
Three months-ended September 30, 1997:
                                 Basic:   $9,112,846     2,410,371       $3.78
                                                                         =====
Effect of Dilutive Securities:
       Options                                             943,863
       Warrants                                             60,882
       Convertible preferred stock                       4,259,878
                                                         ---------
                               Diluted:   $9,112,846     5,264,623       $1.73
                                                         =========       =====

Nine months-ended September 30, 1997:
                                 Basic:   $5,929,994     2,349,883       $2.52
                                                                         =====
Effect of Dilutive Securities:
       Options                                             633,083
       Warrants                                             16,934
       Convertible preferred stock                       4,259,878
                                                         ---------
                               Diluted:   $5,929,994     7,259,778       $0.82
                                                         =========       =====

     Options, warrants and convertible preferred shares which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                              Three Months Ended September 30,
                        ---------------------------------------------
                                1998                    1997
                        ---------------------   ---------------------
                                    Wtd. Avg.               Wtd. Avg.
                        Wtd. Avg.   Exercise    Wtd. Avg.   Exercise
                          Number      Price       Number      Price
                        ---------   ---------   ---------   ---------
        Options          204,791     $14.74          -           -
                         -------                 -------
          Total          204,791
                         =======                 =======

                               Nine Months Ended September 30,
                        ---------------------------------------------
                                1998                    1997
                        ---------------------   ---------------------
                                    Wtd. Avg.               Wtd. Avg.
                        Wtd. Avg.   Exercise    Wtd. Avg.   Exercise
                          Number      Price       Number      Price
                        ---------   ---------   ---------   ---------
        Options           14,000      $18.20      53,736      $6.67
        Warrants                                 260,455       6.67
                          ------                 -------
          Total           14,000                 314,191
                          ======                 =======

4.   Income Taxes

The tax provision for all periods presented has been computed based upon the prevailing federal and state tax rates, offset by the utilization of net operating loss carryforwards to the extent permitted by the alternative minimum tax rules of the federal and state tax codes.

5.   Adoption of New Accounting Standard

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). Comprehensive income represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances for non-owner sources. Comprehensive income of the Company includes net income adjusted for the change in the unrealized gain or loss on marketable securities. For the three and nine months ended September 30, 1997, comprehensive income included only net income since the Company held no marketable securities. The net effect of income taxes on comprehensive income is immaterial. The disclosures required by SFAS No. 130 for the nine months ended September 30, 1998 have been included in the statement of stockholders' equity.

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

7.   Reclassifications

Certain reclassifications have been made to the 1997 Financial Statements to conform with the 1998 presentation.

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

General

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through September 30, 1998 have been (i) contract research and development and license fees received pursuant to its collaborations with Bristol-Myers Squibb Company ("BMS") and F. Hoffmann-La Roche Ltd ("Roche"),
(ii) research grants and contract payments related to the Company's HIV programs and (iii) interest income.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. The Company has experienced recurring losses and had an accumulated deficit of $17,494,000 at September 30, 1998. The Company has financed its operations primarily through the private sale of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaborations with BMS beginning in July 1997 and Roche beginning in December 1997, proceeds from research grants and contracts, and the proceeds of the Company's initial public offering ("IPO") in November 1997. The Company may require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected in the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended September 30, 1998 and 1997

     Contract research and development revenue decreased to $3,070,000 for the three months ended September 30, 1998, representing primarily payments received under the Company's collaborations with BMS and Roche, from $13,297,000 for the three months ended September 30, 1997. A one-time, upfront license fee of $11,500,000 was received by the Company in 1997 pursuant to the BMS License. Revenues from research grants were $391,000 for the three months ended September 30, 1998 as compared to $147,000 for the three months ended September 30, 1997. The increase resulted from the funding of a greater number of grants in the third quarter of 1998. Product sales increased to $74,000 for the three months ended September 30, 1998 from $25,000 for the three months ended September 30, 1997 as the Company delivered large quantities of research reagents to the National Institutes of Health in the third quarter of 1998. Interest income increased to $371,000 for the three months ended September 30, 1998 from $102,000 for the three months ended September 30, 1997 due to the increase in cash available for investing as the Company received funding from the BMS License Agreement in July 1997 and its IPO in November 1997.

     Research and development expenses decreased to $2,143,000 for the three months ended September 30, 1998 from $3,587,000 for the three months ended September 30, 1997. The decrease was principally due to reduced manufacturing costs in the third quarter of 1998 for the Company's Phase III clinical trials.

     General and administrative expenses increased to $940,000 for the three months ended September 30, 1998 from $521,000 for the three months ended September 30, 1997. The increase was principally due to increases in salaries to employees, deferred compensation charges related to granting of stock options, patent expenses and costs of investor relations following the Company's IPO in November 1997.

     Interest expense decreased to $13,000 for the three months ended September 30, 1998 from $121,000 for the three months ended September 30, 1997. During the third quarter of 1997 the Company incurred interest expense including the amortization of deferred financing costs and original issue discount as a result of borrowings which commenced in March 1997 under a line of credit which was paid in full and terminated in July 1997.

     Income taxes decreased to $86,000 for the three months ended September 30, 1998 from $151,000 for the three months ended September 30, 1997. The Company recognized a provision for income taxes in both periods which was based upon prevailing federal and state tax rates reduced by the utilization of net operating loss carryforwards to the extent permitted by the alternative minimum tax rules.

     The Company's net income for the third quarter of fiscal 1998 was $588,000 compared to a net income of $9,113,000 for the third quarter of fiscal 1997.

Nine Months Ended September 30, 1998 and 1997

     Contract research and development revenue decreased to $8,399,000 for the nine months ended September 30, 1998 from $13,446,000 for the nine months ended September 30, 1997 as the Company received milestone payments and reimbursement of clinical development costs pursuant to the BMS License Agreement, the Company's collaboration with Roche and contract revenue from the National Institutes of Health and the Department of Defense during 1998. Of the $13,446,000 received by the Company in 1997, $11,500,000 was a one-time license fee pursuant to the BMS License Agreement. Revenues from research grants increased to $971,000 for the nine months ended September 30, 1998 from $319,000 for the nine months ended September 30, 1997. The increase resulted from the funding of a greater number of grants in 1998. Sales of research reagents increased to $110,000 for the nine months ended September 30, 1998 from $50,000 for the nine months ended September 30, 1997 resulting from increased quantities of shipments for such reagents.

     Interest income increased to $1,098,000 for the nine months ended September 30, 1998 from $109,000 for the nine months ended September 30, 1997 due to the increase in cash available for investing as the Company received funding from the BMS License Agreement in July 1997 and its IPO in November 1997.

     Research  and   development  expenses   remained  relatively  constant  at
$6,054,000 for the nine months ended September 30, 1998 and $5,966,000 for the nine months ended September 30, 1997.

     General and administrative expenses increased to $2,877,000 for the nine months ended September 30, 1998 from $1,335,000 for the nine months ended September 30, 1997. The increase was principally due to increases in salaries to employees, deferred compensation charges related to granting of stock options, patent expenses and costs of investor relations following the Company's IPO.

     Interest expense decreased to $32,000 for the nine months ended September 30, 1998 from $303,000 for the nine months ended September 30, 1997. During the first nine months of 1997 the Company incurred interest expense including the amortization of deferred financing costs and original issue discount as a result of borrowings which commenced in March 1997 under a line of credit which was paid in full and terminated in July 1997.

     Income taxes decreased to $86,000 for the nine months ended September 30, 1998 from $151,000 for the nine months ended September 30, 1997. The Company recognized a provision for income taxes in both periods which was based upon prevailing federal and state tax rates reduced by the utilization of net operating loss carryforwards to the extent permitted by the alternative minimum tax rules.

     The Company's net income for the nine months ended September 30, 1998 was $1,167,000 compared to a net income of $5,930,000 for the nine months ended September 30, 1997.

Liquidity and Capital Resources

     Prior to the Company's initial offering in November 1997, the Company funded its operations primarily through private placements of equity securities, which provided aggregate cash proceeds of $22,817,000 (including loans that were subsequently converted into equity securities), and payments received under its collaboration with BMS.

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

     Through September 30, 1998, the Company has also received cash proceeds of $3,106,000 from research grants, $2,046,000 from interest on investments and $555,000 from the sale of research reagents and had financed $1,351,000 of equipment purchases through capitalized leases and a promissory note.

     At September 30, 1998, the Company had cash, cash equivalents and marketable securities totaling $22,981,000 compared with $23,624,000 at December 31, 1997. The Company's facility lease has been extended to December 1999. The Company expects to incur costs of approximately $250,000 to enhance its manufacturing capabilities for clinical trials during the fourth quarter of 1998 and $250,000 during the first half of 1999.

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

Year 2000 Compliance

     The "Year 2000" problem relates to many currently installed computers, software, and other equipment that relies on embedded technology (collectively, "Business Systems"). These Business Systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than two years, Business Systems used by many companies, in a very wide variety of applications, will experience operating difficulties unless they are modified, upgraded, or replaced to adequately process information involving, related to or dependent upon the century change. If a Business System used by the Company or a third party dealing with the Company fails because of the inability of the Business System to properly read a 21st century date, the results could have a material adverse effect on the Company. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 Business Systems failures and has established a team to address Year 2000 risk. The team is reviewing the Company's internal infrastructure and believes that it has identified substantially all of the major Business Systems used in connection with its internal operations. The Company has commenced the process of identifying and correcting the major Business Systems that may need to be modified, upgraded, or replaced, and expects to complete this process, along with remedial actions before the end of 1999. Costs incurred to date to correct Year 2000 problems have been immaterial. The Company estimates the total cost to complete any required modifications, upgrades, or replacements of affected Business Systems will not have a material impact on the Company's business or results of operations. This estimate is being monitored and will be revised, if necessary, as additional information becomes available. The Company also recognizes the risk that suppliers of products, services, and collaborators with whom the Company transacts business on a worldwide basis may not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and collaborators to determine the extent to which the Company is vulnerable if these third parties fail to remediate their own Year 2000 issues. The review is ongoing and the Company is unable to determine, at this time, the probability that any material supplier or collaborator will not be able to correct any Year 2000 problem in a timely manner. In the event any such third parties cannot provide the Company with products, services, or continue the collaborations with the Company, the Company's results of operations could be materially adversely affected. Based on the above, the Company has yet to develop a comprehensive contingency plan with respect to the Year 2000 problem. The Company will continue to monitor its own Business Systems and, to the extent possible, evaluate the Business Systems of its third party suppliers and collaborators to ensure progress on this critical matter. However, if the Company identifies significant risk related to the Year 2000 compliance or progress deviates from anticipated timelines, the Company will develop contingency plans as deemed necessary at that time.


Impact of the Future Adoption of Recently Issued Accounting Standard

     In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No.133"). SFAS No. 133 establishes a comprehensive standard on accounting for derivatives and hedging activities and is effective for periods beginning after September 15, 1999. Management does not believe that the future adoption of SFAS No. 133 will have a material effect on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 1998, the Company did not hold any market risk sensitive instruments.

                         PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d) As of September 30, 1998, of the $17,112,000 net proceeds from the Company's initial public offering, approximately $10,938,000 has been applied to research and development and general operating expenses and the remainder has been applied to temporary investments in corporate debt securities and money market funds. With the exception of compensation paid to the officers and certain of the directors of the Company as employees or consultants, no amounts paid in respect of operating expenses were paid to directors or officers of the Company or their associates, to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10  -  Employment   Agreement   dated  as  of  June 10, 1998  between  the
            registrant and Ronald J. Prentki, as amended by Amendment No. 1 to Employment Agreement dated as of October 8, 1998
     27  -  Financial Data Schedule

(b)  Reports on Form 8-K

     During the  quarter ended  September 30, 1998, there was no report on Form
     8-K.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PROGENICS PHARMACEUTICALS, INC.


Date:  November 12, 1998            by  /s/ Robert A. McKinney
                                    -----------------------------
                                         Robert A. McKinney
                                           Vice President
                                     (Duly authorized officer of
                                         the Registrant and
                                         Principal Financial
                                       and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description
-------     ----------------------------------------------

  10 Employment Agreement dated as of June 10, 1998 between the registrant and Ronald J. Prentki, as amended by Amendment No. 1 to Employment
            Agreement dated as of October 8, 1998

  27        Financial Data Schedule

                                                               [CONFORMED COPY]


                             EMPLOYMENT AGREEMENT


          This EMPLOYMENT AGREEMENT (this "Agreement") is made as of the 10th day of June, 1998, between Progenics Pharmaceuticals, Inc., a Delaware corporation (the "Company") with its principal place of business at 777 Old Saw Mill River Road, Tarrytown, New York 10591, and Ronald J. Prentki (the "Executive"), residing at 4 Charter Oak Lane, Greenwich, Connecticut 06830.

          WHEREAS,  the   Company   is   engaged   in   the   development   and
commercialization of pharmaceuticals; and

          WHEREAS, the Company wishes to employ the Executive as President of the Company, and the Executive wishes to serve the Company in such capacity;

          NOW, THEREFORE, in consideration of good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby covenant and agree as follows:

     1.   Employment.

          On and subject to the terms and conditions hereinafter set forth, the Company hereby agrees to employ the Executive as President of the Company and the Executive hereby agrees to serve the Company in such capacity.

     2.   Term.

     (a) The period of this Agreement (the "Agreement Term") shall commence as of the date hereof (the "Effective Date") and shall expire on December 31, 2000 (the "Initial Expiration Date"). The Agreement Term shall be automatically extended for an additional period of 12 months on the Initial Expiration Date and on each successive anniversary of the Initial Expiration Date, unless written notice of non-extension is provided by either party to the other party at least 180 days prior to the Initial Expiration Date or any such anniversary.

     (b) The period of the Executive's employment by the Company under this Agreement (the "Employment Period") shall commence as of July 6, or such other date as shall be mutually agreed to by the parties (the "Commencement Date"), and shall expire at the end of the Agreement Term, unless sooner terminated in accordance with the terms and conditions of this Agreement.

     3.   Position, Duties and Responsibilities.

          The Executive shall be employed by the Company during the Employment Period as President of the Company. The Executive shall have general responsibility for the management of the business and affairs of the Company with respect to business development, strategic planning, sales and marketing, human resources, finance and accounting, legal (except with regard to patent matters), corporate communications (including investor and media relations) and general administration and the Executive shall have such powers and duties usually incident to the office of President and necessary to effectuate the foregoing, subject only to the authority of the Board of Directors (the "Board of Directors") and the Chief Executive Officer of the Company. The Executive shall have such additional responsibilities as may be delegated to him by the Board of Directors or the Chief Executive Officer of the Company; provided, however, that in connection with any material increase in responsibilities, the Board of Directors shall consider increasing the Executive's compensation hereunder. The Executive shall report directly to the Chief Executive Officer of the Company.

          Except for vacation in accordance with the Company's policy in effect from time to time and absences due to temporary illness, the Executive shall devote his full time, attention and energy during the Employment Period to the business of the Company. During the Employment Period, the Executive will not engage in any business activity which, in the judgment of the Board of Directors, conflicts with the duties of the Executive hereunder, whether or not such activity is pursued for gain, profit or other pecuniary advantage.

          The Company shall use its reasonable best efforts to cause the Executive to be nominated to the Company's Board of Directors.

     4.   Place of Performance.

          The Executive shall perform his duties at the principal offices of the Company, which are currently located at 777 Old Saw Mill River Road, Tarrytown, New York 10591, but from time to time the Executive may be required to travel to other locations in the proper conduct of his responsibilities under this Agreement.

     5.   Compensation and Benefits.

          In consideration of the services rendered by the Executive during the Employment Period, the Company shall pay or provide the Executive the amounts and benefits set forth below.

     (a) Base Salary. During the Employment Period, the Company will pay to the Executive an annual base salary (the "Base Salary") of $225,000, payable in accordance with the Company's normal payroll policy. The Executive's Base Salary shall be reviewed annually by the Board of Directors or any Committee of the Board of Directors (a "Committee") to which the Board of Directors has delegated such authority and shall be subject to increase (but not decrease) at the option and sole discretion of the Board of Directors or any such Committee.

     (b) Sign-On Bonus. Within 10 days after the Commencement Date, the Company shall pay the Executive a sign-on bonus (the "Sign-On Bonus") of $30,000. One twelfth (1/12) of the Sign-On Bonus shall be considered earned by the Executive at the end of each full calendar month the Executive is still employed by the Company; provided, however, that, if the Executive's employment with the Company is terminated pursuant to a Termination Without Cause (as defined in Section 8 hereof) or a Termination for Good Reason (as defined in
Section 9 hereof) or due to death or Disability (as defined in Section 6 hereof), the entire Sign-On Bonus will be considered earned at the time of such termination. In the event that the Executive's employment with the Company is terminated prior to the first anniversary of the Commencement Date pursuant to a Termination for Cause (as defined in Section 7 hereof) or a Voluntary Termination (as defined in Section 10 hereof), the Executive shall repay to the Company the then unearned portion of the Sign-On Bonus. Any unearned portion of the Sign-On Bonus required to be repaid by the Executive shall be due and payable immediately upon termination of employment. The Executive hereby authorizes the Company to set-off the amount of any unearned portion of the Sign-On Bonus against any amounts, including wages, which the Company may then be required to pay to the Executive and further authorizes the Company to withhold the amount of any such unearned portion of the Sign-On Bonus from any amounts owed by the Company to the Executive under this Agreement or otherwise until the Executive shall have made repayment in full of such unearned portion of the Sign-On Bonus to the Company.
     (c) Annual Bonus. During the Employment Period, the Executive shall be eligible to receive, at the sole discretion of the Board of Directors or any Committee to which the Board of Directors has delegated such authority, an annual calendar-year bonus based on such performance standards or other criteria as the Board of Directors or any such Committee shall, in its sole discretion, determine. It is the Company's intent to set a target for such bonus of 25% of the Base Salary, although such target is not intended as a guaranteed amount, and the amount of the bonus, if any, paid with respect to any year shall be within the sole discretion of the Board of Directors or any such Committee. Notwithstanding the foregoing, the Executive shall be entitled to receive a cash bonus for the period ending on December 31, 1998 of at least $30,000, such bonus to be paid in accordance with the normal policies of the Company (but in any event by March 31, 1999), unless the Employment Period shall have been earlier terminated pursuant to a Termination for Cause or a Voluntary Termination.

     (d) Stock Option Grant. The Company shall grant the Executive an option pursuant to the Company's 1996 Stock Incentive Plan (the "Option") to purchase 200,000 shares of common stock of the Company ("Common Stock") at an exercise price equal to $14.50 per share, representing the fair market value per share of the Common Stock as of the close of business on the Effective Date. The Option shall have a ten-year term and shall vest in equal one-fifth (1/5) increments on each of the first five anniversaries of the Commencement Date if on each such anniversary the Executive is, and has continuously since the Commencement Date been, employed by the Company; provided, however, that,
(i) unless the Executive's employment is terminated pursuant to a Termination for Cause or a Voluntary Termination prior to the first anniversary of the Commencement Date, one-fifth (1/5) of the Option shall vest on the first anniversary of the Commencement Date irregardless of the employment status of the Executive and (ii) if the Executive's employment is terminated pursuant to a Termination Without Cause or a Termination for Good Reason (as such terms are defined in Sections 8 and 9 hereof, respectively), the Option shall vest upon the effectiveness of such termination as to an additional number of shares equal to 40,000 shares multiplied by the sum of one plus a fraction, the numerator of which is the number of days elapsed in the then-current Contract Year through the day of termination and the denominator of which is 365. For purposes of the foregoing, "Contract Year" shall mean the one-year period commencing on the previous July 6 and ending on the subsequent July 5. Upon any Change in Control (as hereinafter defined) of the Company, the Option will immediately become 100% vested. In the event of the Executive's death prior to the expiration or earlier termination of the Option, the Option may be transferred by will, the laws of descent or otherwise to the Executive's spouse, and if not so transferred may be exercised by the Executive's estate at any time prior to the earlier to occur of the expiration or earlier termination of the Option or the first anniversary of the Executive's death. The Option shall be subject to a stock option agreement entered into between the Company and the Executive on terms not inconsistent with the foregoing.

          For purposes of this Agreement, a "Change in Control" shall mean:

          (i) a change in the composition of the Board of Directors such that during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (ii) or (iii) of this paragraph) whose election by the Board of Directors or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the members thereof;

          (ii) the approval by the stockholders of the Company of a merger, consolidation, reorganization or similar corporate transaction, whether or not the Company is the surviving corporation in such transaction, in which outstanding shares of Common Stock are converted into (A) shares of stock of another company, other than a conversion into shares of voting common stock of the successor corporation (or a holding company thereof) representing more than 50% of the voting power of all capital stock thereof outstanding immediately after the merger or consolidation or (B) other securities (of either the Company or another company) or cash or other property; or

          (iii) the approval by the stockholders of the Company of (A) the sale or other disposition of all or substantially all of the assets of the Company or (B) a complete liquidation or dissolution of the Company.

     (e) Equity Participation. During the Employment Period, the Executive shall be eligible to receive awards under any stock option, stock purchase or equity-based incentive compensation plan or arrangement adopted by the Company from time to time for which senior executives of the Company are eligible to participate. The level of the Executive's participation in any such plan or arrangement shall be at the sole discretion of the Board of Directors or any Committee to which the Board of Directors has delegated such authority.

     (f) Employee Benefits. During the Employment Period, the Executive shall be eligible to participate in all employee benefit plans and programs of the Company in which other senior executives of the Company are eligible to participate from time to time, including, without limitation, any qualified or non-qualified pension, 401(k), profit sharing and savings plans, any death benefit and disability benefit plans and any medical, dental, health and welfare plans, subject to and on a basis consistent with the terms, conditions and overall administration of such plans and programs. The Executive shall be entitled to participate in such plans and programs on terms no less favorable to the Executive than those on which senior executives of the Company generally participate. Without limiting the generality of the foregoing, the Company shall provide the Executive with such long-term disability benefits as are made generally available to senior executives of the Company.

          During the Employment Period, the Executive shall be entitled to such fringe benefits and perquisites as are made generally available to senior executives of the Company from time to time. Notwithstanding the foregoing, the Executive shall be entitled to two weeks' paid vacation during the period ending December 31, 1998, and in each calendar year of the Employment Period thereafter the Executive shall accrue three (but not more than three) weeks' paid vacation. In any calendar year commencing with the calendar year ending December 31, 1999, the Executive may carry-over and use up to one week's paid vacation in respect of paid vacation accrued but unused in the prior calendar year.

          The Executive acknowledges and agrees that the Company does not guarantee the adoption or continuance of any particular employee benefit plan or program or other fringe benefit during the Employment Period, and participation by the Executive in any such plan or program shall be subject to the rules and regulations applicable thereto.

     (g) Reimbursement of Expenses. The Company shall provide the Executive with reimbursement of all reasonable travel and other business expenses and disbursements incurred by the Executive in the performance of his duties under this Agreement, upon proper accounting in accordance with the Company's normal practices and procedures for reimbursement of business expenses. The Executive acknowledges and agrees that no reimbursement of relocation expenses shall be payable to the Executive in connection with the entering into of this Agreement.

     (h) Indemnification. The Company shall indemnify the Executive to the full extent permitted by Delaware law with respect to any losses, damages, expenses (including the reasonable fees and expenses of counsel) or liabilities paid or incurred by the Executive as a result of the good-faith performance by the Executive of his duties hereunder.

     6.   Death; Disability.

          If the Executive dies, or is incapacitated or disabled by accident, sickness or otherwise so as to render the Executive mentally or physically incapable of performing the services required to be performed by the Executive under this Agreement (as determined by a medical professional mutually acceptable to the Company and the Executive) for a period that would entitle the Executive to qualify for long-term disability benefits under the Company's then-current long-term disability insurance program or, in the absence of such a program, for a period of 90 consecutive days or longer, or for 120 days within any 180 day period (such condition being herein referred to as a "Disability"), then (i) in the case of the Executive's death, the Employment Period shall terminate on the date of the Executive's death or (ii) in the case of a Disability, the Company, at its option, may terminate the Employment Period upon 30 days' notice to the Executive to that effect. In the case of a Disability, until the Company shall have terminated the Employment Period hereunder in accordance with the foregoing, the Executive shall be entitled to receive compensation as provided for herein notwithstanding any such physical or mental disability. As specified in Section 5(f) above, the Company shall provide the Executive with such long-term disability benefits as are made generally available to senior executives of the Company.

     7.   Termination For Cause.

          The Company may terminate the Employment Period at any time for "Cause" (such termination being hereinafter called a "Termination for Cause") by giving the Executive written notice of such termination, upon the giving of which such termination will take effect immediately. For purposes of this Agreement, "Cause" means (i) the Executive's willful and substantial misconduct, (ii) the Executive's willful and continued failure to substantially perform his duties with the Company (other than any such failure resulting from death or Disability) after written notice from the Company, (iii) the Executive's breach in any material respect of any of the agreements contained in Sections 12, 13, 14, 15 or 16 hereof, (iv) the commission by the Executive of any fraudulent act with respect to the business and affairs of the Company or any subsidiary or affiliate thereof or the conviction of (or plea of nolo contendere to) a crime constituting a felony, (v) habitual drunkenness, use of illegal drugs or abuse of controlled substances by the Executive,
(vi) excessive absenteeism not related to sick leave, accidental physical injury or vacations, (vii) the existence of a conflict of interest between the Executive and the Company or (viii) the commission of any act involving moral turpitude that a reasonable person would consider damaging to the reputation of the Company; provided, however, that, in the case of clauses (i), (ii), (v),
(vi) or (vii), the Company shall have given the Executive written notice identifying in reasonable detail the acts or omissions constituting "cause" and such acts or omissions shall not have been cured by the Executive within 30 days, and that in the case of clause (iii), the Company shall provide such notice of, and allow the opportunity to cure any, breach of Section 13, 14 or 15 hereof unless any such breach has adversely affected the Company.

     8.   Termination Without Cause.

          The Company may terminate the Employment Period without Cause by giving the Executive written notice of such termination, upon the giving of which such termination will take effect on the date specified on such notice. Any such termination, or any other termination of the Employment Period by the Company other than a termination for death or Disability or a Termination for Cause shall be deemed hereinafter to be a "Termination Without Cause."

     9.   Termination for Good Reason.

          The Executive shall have the right at any time to terminate his employment during the Employment Period for "Good Reason" (such termination being hereinafter called a "Termination for Good Reason"). "Good Reason" shall exist if there shall have occurred and be continuing:

          (a) a material diminution during the Employment Period in the Executive's position, title, responsibilities, authority or reporting relationship from that provided for in this Agreement;

          (b)       a material  breach by  the Company of its obligations under
               this  Agreement,   including  the  Company's  obligations  under
               Section 5 hereof;

          (c) relocation of the Company's principal offices from their current location to a site more than 75 miles from such location (other than any such relocation recommended or endorsed by the Executive); or

          (d) failure by the Company's stockholders or its Board of Directors to elect the Executive as a director within 90 days of the Effective Date;

in either case that has not been cured within a period of 30 days following the giving of notice by the Executive to the Company identifying in reasonable detail the acts or omissions constituting "Good Reason" (unless such acts or omissions cannot be cured or remedied within 30 days, in which case the period for cure or remedy shall be extended for a reasonable time (not to exceed 30 additional days), so long as the Company has made and continues to make a diligent effort to effect such cure or remedy). Notwithstanding the foregoing, the reduction or elimination of responsibilities as to one (but only one) of the areas of responsibilities identified in the second sentence of Section 3 hereof (deeming, for these purposes, sales and marketing to be one area, finance and accounting to be one area and investor and media relations to be one area) shall not be deemed to constitute "Good Reason" or give rise to the right to terminate this Agreement under this Section 9.

     10.  Voluntary Termination.

          Any termination of the Employment Period by the Executive other than a Termination for Good Reason will be deemed to be a "Voluntary Termination." A Voluntary Termination will be deemed to be effective immediately upon such termination or, at the Company's option, up to 30 days following a notice of voluntary termination being given by the Executive.

     11.  Effect of Termination of Employment.

     (a) Voluntary Termination; Termination For Cause. Upon the termination of the Employment Period pursuant to a Voluntary Termination or a Termination For Cause, neither the Executive nor the Executive's beneficiaries or estate will have any further rights or claims against the Company under this Agreement except the right to receive, subject to the provisions of
Section 5(b) hereof,  (i) the unpaid portion of the Base Salary provided for in
Section 5(a)  hereof, computed  on a pro rata basis to the date of termination,
(ii) any  unpaid  bonus  declared  payable  pursuant  to  Section 5(c)  hereof,
(iii) payment of the Executive's previously accrued but unpaid rights that are then payable in accordance with the terms of any incentive compensation, stock option, retirement, employee welfare or other employee benefit plans or programs of the Company in which the Executive is then participating in accordance with Section 5 hereof, but only to the extent such amounts are payable in accordance with the terms of any such plans and programs, and (iv) reimbursement for any expenses for which the Executive shall not have theretofore been reimbursed as provided in Section 5 hereof.

     (b) Termination Without Cause; Termination for Good Reason. Upon the termination of the Employment Period pursuant to a Termination Without Cause or Termination for Good Reason, neither the Executive nor the Executive's beneficiaries or estate will have any further rights or claims against the Company under this Agreement except the right to receive (i) the payments and other rights provided for in Section 11(a) hereof and (ii) severance payments in the form of a continuation of the Base Salary as in effect immediately prior to such termination payable in accordance with the Company's normal payroll policy (and not in a lump sum), and the continuation of the medical and life insurance benefits to which the Executive was entitled at the time of termination, until the expiration of 12 months following the effective date of such termination. In addition, the Executive shall be entitled to (y) a cash payment, to be made when the Company makes its regular end-of-year bonus payment to its senior executives in respect of the year of termination (but in any event not later than March 31 in the calendar year next succeeding the year of termination), in an amount equal to the annual bonus paid to the Executive in respect of the calendar year next preceding the year of termination (the "Prior Year Bonus") and (z) a cash payment, to be made when the Company makes its regular end-of-year bonus payment to its senior executives in respect of the year following the year of termination (but in any event not later than March 31 of the second year following the year of termination), in an amount equal to the Prior Year Bonus multiplied by a fraction, the number of which is the number of days in the calendar year of termination through and including the day of termination and the denominator of which is 365.

     (c) Termination Upon Death or Disability. Upon the termination of the Employment Period as a result of death or Disability, neither the Executive nor the Executive's beneficiaries or estate will have any further rights or claims against the Company under this Agreement except the right to receive the payments and other rights provided for in Section 11(a) hereof.

     Forfeiture of Rights. In the event that, subsequent to termination of employment hereunder, the Executive breaches any of the provisions of Section 12, 13, l4, 15 or 16 hereof (i) all payments and benefits to which the Executive may otherwise have been entitled pursuant to Section 5(b) hereof or this Section 11 shall immediately terminate and be forfeited, and any portion of such amounts as may have been paid to the Executive shall forthwith be returned to the Company, and (ii) the Option, to the extent not theretofore exercised, shall be forfeited.

     12.  Nondisclosure of Information.

          The Executive will not, at any time during or after the Employment Period, disclose to any person, firm, corporation or other business entity, except as required by law, any Proprietary Information (as hereinafter defined) for any reason or purpose whatsoever, nor will the Executive make use of any of such Proprietary Information for personal purposes or for the benefit of any person, firm, corporation or other business entity except the Company or any subsidiary or affiliate thereof. Notwithstanding the foregoing, the Executive shall not be deemed to have violated the provisions of this Section 12 as a result of an inadvertent disclosure of Proprietary Information that is not reasonably likely to adversely affect the Company. For purposes of the foregoing, "Proprietary Information" shall mean any non-public information concerning the business, products, technology, collaborators, employees and consultants or affairs of the Company or any subsidiary or affiliate thereof, including trade secrets, formulae, data and know-how, improvements and inventions, techniques, marketing plans, strategies, forecasts and customer lists.

     13.  Noncompetition and Non-Solicitation.

     (a) The Executive hereby acknowledges and recognizes that, during the Employment Period, the Executive will be privy to trade secrets and confidential proprietary information critical to the Company's business, and the Executive further acknowledges and recognizes that the Company would find it extremely difficult or impossible to replace the Executive and, accordingly, the Executive agrees that, in consideration of the benefits to be received by the Executive hereunder, the Executive will not from and after the date hereof until 18 months after the termination of the Employment Period (i) engage in the development, production, marketing or sale of products or services that directly compete or, upon commercialization, would directly compete with products of the Company being developed (so long as such development has not been abandoned), marketed or sold at the time of the Executive's termination (a "Conflicting Product or Service," and such business or activity being hereinafter called a "Competing Business"), whether such engagement shall be as an officer, director, owner, employee, partner, affiliate, consultant or other participant in any Competing Business or (ii) assist others in engaging in any Competing Business in the manner described in the foregoing clause (i);
provided, however, that in the case of a Termination Without Cause, a Termination for Good Reason or the non-extension of the Agreement Term as a result of a notice to such effect (a "Non-Extension Notice") given by the Executive in accordance with the second sentence of Section 2(a) hereof, the prohibitions of the foregoing clauses (i) and (ii) shall terminate upon the first anniversary of the termination of the Employment Period and that in the case of the non-extension of the Agreement Term as a result of a Non-Extension Notice given by the Company, the prohibitions of the foregoing clauses (i) and
(ii) shall terminate upon the six-month anniversary of the termination of the Employment Period. Notwithstanding the foregoing, in the event the Executive's employment is terminated pursuant to a Termination Without Cause or a Termination for Good Reason within one year following a Change in Control, the term "Competing Business" as used in this Agreement shall not include any business or activity that was not conducted or under development by the Company prior to the effective date of a Change in Control. The foregoing provisions of this clause (a) shall not (y) prohibit the Executive from working for a division or other business unit of an organization involved with a Conflicting Product or Service provided such division or business unit is not itself involved with a Conflicting Product or Service, or (z) apply to the ownership by the Executive of publicly-traded voting securities of any corporation representing less than one percent (1%) of the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors.

     (b) During any period subsequent to the Employment Period that the restrictive provisions of this Section 13 apply to the Executive, the Executive obtains employment, or the employment responsibilities of the Executive change in any material respect, the Executive shall, within 15 days of obtaining such employment or of any such change, notify the Company of the facts and circumstances of such employment or change in responsibility and provide the Company with such additional information as the Company may reasonably request in order for the Company to verify compliance by the Executive with the provisions of this Section 13.

     (c) The Employee will not, at any time during or after the Employment Period, induce other employees of the Company or any subsidiary thereof to terminate their employment with the Company or any subsidiary thereof or engage in any Competing Business; provided, however, that the foregoing shall not prohibit the Executive from terminating the employment of an employee of the Company during the Employment Period in the good-faith exercise of the Executive's duties hereunder.

     14.  Company Right to Inventions.

          The Executive will promptly disclose, grant and assign to the Company, for its sole use and benefit, any and all inventions, improvements, technical information and suggestions relating in any way to the business of the Company which the Executive may develop or acquire during the Employment Period (whether or not during usual working hours), together with all patent applications, patents, copyrights and reissues thereof that may at any time be granted for or upon any such invention, improvement or technical information. In connection therewith:

          (i) the Executive shall, without charge, but at the expense of the Company, promptly at all times hereafter execute and deliver such applications, assignments, descriptions and other instruments as may be necessary or proper in the opinion of the Company to vest title to any such inventions, improvements, technical information, patent applications, patents, copyrights or reissues thereof in the Company and to enable it to obtain and maintain the entire right and title thereto throughout the world; and

          (ii) the Executive shall render to the Company, at the Company's expense (including a reasonable payment for the time involved in case the Executive is not then in its employ), all such assistance as it may require in the prosecution of applications for said patents, copyrights or reissues thereof, in the prosecution or defense of interferences which may be declared involving any said applications, patents or copyrights and in any litigation in which the Company may be involved relating to any such patents, inventions, improvements or technical information.

     15.  Return of Documents, Etc.

          All documents, data, records, apparatus, equipment and other physical property furnished to the Executive by the Company or produced by the Executive or others in connection with his employment shall be and remain the sole property of the Company and shall be returned promptly to the Company as and when requested by the Company. Should the Company not so request, the Executive shall return and deliver all such property upon termination of his employment with the Company for any reason, and the Executive will not take with him any such property or any reproduction of such property upon such termination.

          On the expiration of the Employment Period, the Executive shall promptly surrender to the Company all of the Company's books, records, documents and customer lists and/or other of the Company's materials or records he may have in his possession, including but not limited to the materials described in the immediately preceding paragraph.

     16.  Adverse Public Statements and Disclosures.

          The parties hereto agree that at no time during or subsequent to the Employment Period will either party directly or indirectly make or facilitate the making of any adverse public statements or disclosures with respect to the other (including, with respect to the Company, regarding its business or securities or its Board of Directors, management or other personnel).

     17.  Employment Taxes.

          All compensation paid pursuant to this Agreement shall be subject to reduction by all applicable withholding, social security and other federal, state and local taxes and deductions.

     18.  No Conflicting Arrangements of Executive.

          The Executive hereby represents and warrants to the Company that the Executive is not a party or subject to any contractual or legal constraint, nor is he aware of any other presently existing fact, circumstance or event, that would preclude or restrict him from entering into this Agreement or providing to the Company the services contemplated by this Agreement, or which would give rise to any breach of any term or provision hereof, or which could otherwise give rise to a Termination for Cause. In the event of any breach of this representation, this Agreement shall be null and void.

     19.  Key-Man Life Insurance.

          The Executive hereby agrees to cooperate with the Company with respect to the procurement by the Company of key-man life insurance on the Executive's life in an amount determined to be appropriate by the Company.

     20.  Enforcement.

          It is the desire and intent of the parties hereto that the provisions of this Agreement be enforceable to the fullest extent permissible under the laws and public policies applied in each jurisdiction in which enforcement is sought. Accordingly, to the extent that a restriction contained in this Agreement is more restrictive than permitted by the laws of any jurisdiction where this Agreement may be subject to review and interpretation, the terms of such restriction, for the purpose only of the operation of such restriction in such jurisdiction, will be the maximum restriction allowed by the laws of such jurisdiction and such restriction will be deemed to have been revised accordingly herein.

     21.  Remedies; Survival.

     (a) The Executive acknowledges and understands that the provisions of the covenants contained in Sections 12, 13, 14, 15 or 16 hereof, the violation of which cannot be accurately compensated for in damages by an action at law, are of crucial importance to the Company, and that the breach or threatened breach of the provisions of this Agreement would cause the Company irreparable harm. In the event of a breach or threatened breach by the Executive in any material respect of the provisions of Section 12, 13, 14, 15 or 16 hereof, the Company will be entitled to an injunction (without the posting of any bond) restraining the Executive from such breach. Nothing herein contained will be construed as prohibiting the Company from pursuing any other remedies available for any breach or threatened breach of this Agreement.

     (b) Notwithstanding anything contained in this Agreement to the contrary, the provisions of Section 12, 13, 14, 15, 16, 17 and 20 hereof will survive the expiration or other termination of this Agreement until, by their terms, such provisions are no longer operative.

     22.  Notices.

          Notices and other communications hereunder will be in writing and will be delivered personally or sent by air courier or first class certified or registered mail, return receipt requested and postage prepaid, to the addresses stated above. All notices and other communications given to any party hereto in accordance with the provisions of this Agreement will be deemed to have been given on the date of delivery, if personally delivered; on the business day after the date when sent, if sent by air courier; and on the third business day after the date when sent, if sent by mail, in each case addressed to such party as provided in this Section 22 or in accordance with the latest unrevoked direction from such party.

     23.  Binding Agreement; Benefit.

          The provisions of this Agreement will be binding upon, and will inure to the benefit of, the respective heirs, legal representatives and successors of the parties hereto.

     24.  Governing Law.

          This Agreement will be governed by, and construed and enforced in accordance with, the laws of the State of New York, without reference to conflict of law principles.

     25.  Waiver of Breach.

          The waiver by either party of a breach of any provision of this Agreement by the other must be in writing and will not operate or be construed as a waiver of any subsequent breach by such other party.

     26.  Entire Agreement; Amendments.

          This Agreement contains the entire agreement between the parties with respect to the subject matter hereof and supersedes all prior agreements or understandings among the parties with respect thereof. This Agreement may be amended only by an agreement in writing signed by the parties hereto.

     27.  Headings.

          The section headings contained in this Agreement are for reference purposes only and will not affect in any way the meaning or interpretation of this Agreement.

     28.  Severability.

          Any provision of this Agreement that is prohibited or unenforceable in any jurisdiction will, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction will not invalidate or render unenforceable such provision in any other jurisdiction.

     29.  Assignment.

          This Agreement is personal in its nature and the parties hereto shall not, without the consent of the other, assign or transfer this Agreement or any rights or obligations hereunder; provided, that the provisions hereof (including, without limitation, Sections 12, 13, 14, 15 and 16) will inure to the benefit of, and be binding upon, each successor of the Company, whether by merger, consolidation, transfer of all or substantially all of its assets or otherwise.

          IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.


                              PROGENICS PHARMACEUTICALS, INC.



                              By: /s/ Paul J. Maddon, M.D., Ph.D.
                                 --------------------------------
                                   Paul J. Maddon, M.D., Ph.D.
                              Title: Chairman and Chief Executive Officer



                                    /s/ Ronald J. Prentki
                                 --------------------------------
                                      Ronald J. Prentki

                                                               [CONFORMED COPY]


                              AMENDMENT NO. 1 TO

                             EMPLOYMENT AGREEMENT

          THIS AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT is made as of the 8th day of October, 1998, between Progenics Pharmaceuticals, Inc., a Delaware corporation (the "Company") with its principal place of business at 777 Old Saw Mill River Road, Tarrytown, New York 10591, and Ronald J. Prentki (the "Executive"), residing at 4 Charter Oak Lane, Greenwich, Connecticut 06830.

          WHEREAS, the Company and the Executive are parties to an Employment Agreement dated as of June 10, 1998 (the "Employment Agreement"); and

          WHEREAS, the Company and the Executive desire to amend the Employment Agreement and provide for certain other matters relating thereto.

          NOW, THEREFORE, in consideration of good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereby covenant and agree as follows:

     30. The first sentence of Section 2(a) of the Employment Agreement is hereby amended to read in its entirety as follows:

     "2.  Term.

     (a) The period of this Agreement (the "Agreement Term") shall commence as of June 10, 1998 (the "Effective Date") and shall expire on March 31, 2001 (the "Initial Expiration Date")."

     31. The stock option granted to the Executive pursuant to Section 5(d) of the Employment Agreement shall be, and hereupon is, cancelled, and in lieu thereof a new stock option shall be granted as of the date hereof with the following terms:

          Stock Option Grant. The Company shall grant the Executive an option pursuant to the Company's 1996 Stock Incentive Plan (the "New
          Option") to purchase 190,000 shares of common stock of the Company ("Common Stock") at an exercise price equal to $9.25 per share, representing the fair market value per share of the Common Stock as of the date hereof. The New Option shall have a ten-year term and shall vest in equal one-fifth (1/5) increments on each of the first five anniversaries of the date hereof if on each such anniversary the Executive is, and has continuously since the Commencement Date been, employed by the Company; provided, however, that, (i) unless the Executive's employment is terminated pursuant to a Termination for Cause or a Voluntary Termination prior to the first anniversary of the date hereof, one-fifth (1/5) of the New Option shall vest on the first anniversary of the date hereof irregardless of the employment status of the Executive and (ii) if the Executive's employment is terminated pursuant to a Termination Without Cause or a Termination for Good Reason, the New Option shall vest upon the effectiveness of such termination as to an additional number of shares equal to 38,000 shares multiplied by the sum of one plus a fraction, the numerator of which is the number of days elapsed in the then-current Contract Year through the day of termination and the denominator of which is 365. For purposes of the foregoing, "Contract Year" shall mean the one-year period commencing on the previous October 8 and ending on the subsequent October 7. Upon any Change in Control of the Company, the Option will immediately become 100% vested. In the event of the Executive's death prior to the expiration or earlier termination of the New Option, the New Option may be transferred by will, the laws of descent or otherwise to the Executive's spouse, and if not so transferred may be exercised by the Executive's estate at any time prior to the earlier to occur of the expiration or earlier termination of the New Option or the first anniversary of the Executive's death. The New Option shall be subject to a stock option agreement entered into between the Company and the Executive on terms not inconsistent with the foregoing.

          References in the Employment Agreement to the "Option" shall be deemed to refer to the New Option.

     32. Except as expressly stated herein, this Amendment No. 1 to Employment Agreement is not intended to waive any rights of the parties under, or amend or modify the terms of, the Employment Agreement. All capitalized terms not defined herein shall have the respective meanings assigned thereto in the Employment Agreement.

          IN WITNESS WHEREOF, the parties have duly executed this Amendment No. 1 to Employment Agreement as of the date first above written.


                              PROGENICS PHARMACEUTICALS, INC.



                              By:  /s/ Paul J. Maddon
                                 ----------------------------
                              Name:  Paul J. Maddon, M.D., Ph.D.
                              Title:  Chairman and Chief Executive Officer



                                   /s/ Ronald J. Prentki
                                 ----------------------------
                              Name:  Ronald J. Prentki