Form 10-K
period 1998-12-31
PROGENICS PHARMACEUTICALS INC
filed 1999-04-02
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________

                                   FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
   For the fiscal year ended December 31, 1998
                                      or
 _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the transition period from                         to
                                  -----------------------    ------------------

                       Commission file number 000-23143
                                _______________

                        PROGENICS PHARMACEUTICALS, INC.
                        -------------------------------
            (Exact name of registrant as specified in its charter)
                                _______________

                 Delaware                          13-3379479
                 --------                          ----------
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)         Identification Number)

                         777 Old Saw Mill River Road
                          Tarrytown, New York 10591
                         ---------------------------
              (Address of principal executive offices, zip code)

      Registrant's telephone number, including area code: (914) 789-2800

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, $.0013 par
                                value per share
                           ------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes    X    No
                                                    -------    ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 23, 1999 (based on the closing price of $10.75 on such date as reported on the Nasdaq National Market) was approximately $62 million.(1) As of March 23, 1999, 9,397,545 shares of Common Stock, $.0013 par value per share, were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part III-Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.
_________________
(1)Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent shareholders of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

                               Table of Contents
                                                                           Page
                                                                           ----
PART I

Item 1.  Business........................................................    1
Item 2.  Properties......................................................   32
Item 3.  Legal Proceedings...............................................   32
Item 4.  Submission of Matters to a Vote of Security Holders.............   32

PART II

Item 5.  Market for the Company's Common Equity and Related
         Stockholder Matters.............................................   33
Item 6.  Selected Financial Data.........................................   34
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................   35
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......   38
Item 8.  Financial Statements and Supplementary Data.....................   39
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................   67

PART III

Item 10. Directors and Executive Officers of the Registrant..............   67
Item 11. Executive Compensation..........................................   67
Item 12. Security Ownership of Certain Beneficial Owners and Management..   67
Item 13. Certain Relationships and Related Transactions..................   67

PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K..   67

SIGNATURES...............................................................   68


EXHIBIT INDEX............................................................   69

                                    PART I

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, the uncertainties associated with product development, the risk that clinical trials will not commence when planned, the risks and uncertainties associated with dependence upon the actions of the Company's corporate, academic and other collaborators and of government regulatory agencies, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials and the other risks described in this report, including those described under the caption "Business-Risk Factors."

     Progenics files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document Progenics files at the SEC's Public Reference Rooms at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of the documents, upon payment of a duplicating fee, by writing the Public Reference Section of the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. These SEC filings are also available to the public from the SEC's web site at http://www.sec.gov.

     In addition, certain information about Progenics may be obtained from the Company's web site at http://www.progenics.com.

Item 1.   Business

   GENERAL OVERVIEW

     Background

     Progenics Pharmaceuticals, Inc. ("Progenics" or the "Company") is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer, viral and other life-threatening diseases. The Company applies its immunology expertise to develop biopharmaceuticals that induce an immune response or that mimic natural immunity in order to fight cancers, such as malignant melanoma, and viral diseases, such as human immunodeficiency virus ("HIV") infection. Progenics' most advanced product candidate, GMK, is a therapeutic vaccine that is currently undergoing two pivotal Phase III clinical trials for the treatment of melanoma, a deadly form of skin cancer. Progenics' second vaccine product candidate, MGV, is being developed for the treatment of various cancers. A Phase I/II clinical trial for MGV was completed in 1998. Based on its participation in the discoveries of two major receptors for HIV, the Company is engaged in research and development of therapeutic products designed to block entry of HIV into human immune system cells. Progenics commenced Phase I/II clinical trials of one of these product candidates, PRO 542, in 1997, one of which was completed in 1998, and plans to initiate Phase I/II clinical trials of another product candidate, PRO 367, in 1999. The Company has entered into a collaboration with Bristol-Myers Squibb Company ("BMS") to develop and commercialize GMK and MGV. The Company has also entered into a collaboration with the Roche Group of Basel, Switzerland ("Roche") to discover and develop novel small-molecule HIV therapeutics which target the recently identified fusion co-receptors of the virus.

          Cancer Therapeutics

     The Company's GMK and MGV cancer therapeutics are based on proprietary ganglioside conjugate vaccine technology designed to stimulate the immune system to destroy cancer cells. This technology is exclusively licensed by the Company from Memorial Sloan-Kettering Cancer Center ("Sloan-Kettering"). GMK is designed to prevent recurrence of melanoma in patients who are at risk of relapse after surgery. GMK is composed of a ganglioside antigen abundant in melanoma cells, conjugated to an immunogenic carrier protein and combined with an adjuvant (an immunological stimulator). In August 1996, the Company commenced the first of three planned pivotal, randomized, multicenter Phase III clinical trials of GMK. This trial is being conducted in the United States by cooperative cancer research groups supported by the National Cancer Institute ("NCI") and had enrolled over 50% of its targeted number of patients by early 1998. The two additional Phase III clinical trials of GMK will be conducted in a number of countries outside of the United States. One of these trials commenced enrollment of patients in June 1997. The other trial is expected to commence in 1999 and will be conducted in Europe by the European Organization for Research and Treatment of Cancer ("EORTC").

     MGV is being developed to treat a wide range of cancers, including colorectal cancer, lymphoma, small cell lung cancer, sarcoma, gastric cancer and neuroblastoma. The American Cancer Society estimated that these cancers would have an aggregate incidence in the United States of over 260,000 during 1998. The Company believes that MGV, which incorporates two ganglioside antigens that are abundant in these and other types of cancer cells, may be an attractive adjunctive therapy to prevent recurrence after the cancer is removed surgically or reduced by chemotherapy or radiation therapy. The Company completed Phase I/II clinical trials with MGV at Sloan-Kettering in 1998.

     In July 1997, the Company and BMS entered into a Joint Development and Master License Agreement (the "BMS License Agreement") and related agreements under which Progenics granted BMS an exclusive worldwide license to GMK and
MGV. BMS made cash payments to the Company of $13.3 million and agreed to make further payments of up to $61.5 million upon the achievement of specified milestones. In June 1998 Progenics announced that it had received a payment under its collaboration with BMS for achieving a clinical milestone in the development of GMK. In addition, BMS is required to fund continued clinical development of GMK and MGV and to pay royalties on any product sales.

          HIV Therapeutics

     The currently approved HIV therapeutics, protease inhibitors and reverse transcriptase inhibitors, have persistent problems of viral resistance and drug toxicity. In contrast to these therapeutics, which inhibit viral replication after HIV has infected a cell, the Company's products are designed to prevent infection of healthy immune system cells by targeting specific extracellular receptors and the viral protein that binds to these receptors. Binding of the virus to the CD4 receptor and to the CCR5 or CXCR4 co-receptor is necessary for attachment, fusion and entry of the virus into the cell. The Company believes that, because the portion of the viral protein that binds to CD4 and to the fusion co-receptors is highly conserved, the likelihood of drug resistance to the Company's product candidates through viral mutation is minimized. Additionally, the molecular structures of CD4, CCR5 and CXCR4 do not vary from person to person, making these receptors particularly appealing targets for drug development. The Company is engaged in research and development programs targeting both the CD4 receptor and the fusion co-receptors CCR5 and CXCR4.

     Progenics' PRO 542 and PRO 367 product candidates utilize the Company's proprietary CD4 receptor technology. Progenics is developing PRO 542 to selectively target HIV and prevent it from infecting healthy cells by binding to the sites on the virus that are required for entry into the cell. PRO 542 is being developed as an immunotherapy to treat asymptomatic HIV-positive individuals and has been shown in vitro to neutralize a wide range of HIV clinical strains. The Company initiated Phase I/II clinical trials of PRO 542 in September 1997, one of which was completed in 1998, and has established a collaboration with Genzyme Transgenics Corporation ("Genzyme Transgenics") designed to enable commercial scale production by producing PRO 542 in the milk of transgenic animals.

     Progenics is developing PRO 367 as a therapeutic agent designed to kill HIV-infected cells. PRO 367 consists of an antibody-like molecule linked to a therapeutic radioisotope and is designed to bind to and destroy HIV-infected cells by delivering a lethal dose of radiation. The Company plans to begin Phase I/II clinical trials of PRO 367 in 1999.

     In December 1997 the Company entered into a collaboration with Roche to discover and develop novel small-molecule HIV therapeutics that target the fusion co-receptors, including CCR5 and CXCR4. Under the terms of the collaboration, Roche has received from Progenics an exclusive worldwide license to certain aspects of the Company's HIV co-receptor technology. Roche is obligated to make up-front and milestone payments, fund research for up to three years and pay royalties on the sale of any products commercialized as a result of the collaboration. In addition, in June 1998 the Company entered into a collaboration with Pharmacopeia, Inc. ("Pharmacopeia") to discover small-molecule HIV therapeutics that block the attachment of the virus to CD4.

     The Company recently announced that it was developing monoclonal antibodies capable of blocking virus-cell fusion. One of these antibodies, designated PRO 140, inhibited HIV fusion at concentrations that had no apparent effect on the normal function of CCR5.

     The Human Immune System

     The human immune system protects the body from disease by specifically recognizing and destroying foreign invaders, including viruses and bacteria. In addition, the immune system is capable of recognizing and eliminating from the body abnormal cells, such as cancer cells and cells infected with viruses and bacteria. White blood cells, particularly B and T lymphocytes, have the ability to recognize antigens made by these infectious agents and abnormal cells and react to them. For example, B lymphocytes produce antibodies that recognize specific antigens. Antibodies can bind to these antigens and neutralize or eliminate infectious agents and cancer cells. Vaccines are designed to induce the production of antibodies against antigens on infectious agents and abnormal cells and thereby protect the body from illness. Although vaccines have historically been used prophylactically to prevent the contraction of an infectious disease, more recently vaccines are also being developed as therapeutics to fight ongoing diseases. In addition, genetic engineering techniques have enabled the production of antibodies or antibody-like molecules in the laboratory. These genetically designed antibody molecules are intended to mimic the body's own immune response in situations where the immune response has been suppressed or otherwise compromised.

     Product Development

     The Company applies its expertise in immunology to the development of therapeutic biopharmaceuticals that use components of the immune system, particularly antibodies, to fight diseases. The Company's two principal programs are directed towards cancer and HIV. In the case of cancer, the Company is developing vaccine products that are designed to induce specific antibody responses to cancer antigens. In the case of HIV, the Company is developing therapeutic products by genetically engineering molecules that function as antibodies and selectively target HIV and HIV-infected cells for neutralization or destruction. The Company also is actively engaged in research and discovery of compounds based on the HIV receptor, CD4, and HIV co-receptors, including CCR5 and CXCR4, and their roles in viral attachment, fusion and entry. In addition, the Company recently announced the commencement of a research and development program to develop DHA, an antioxidant and chemical precursor to vitamin C, as a therapeutic for free radical damage caused by autoimmune diseases, vascular catastrophic events and other states of oxidative stress.

     The following table summarizes the status of the principal development programs, product candidates and products of the Company and identifies any related corporate collaborator:

                                                                   Corporate
   Program/Product       Indication/Use          Status(1)       Collaborator
 --------------------  --------------------  ------------------  -------------
 Cancer Therapeutics
  GMK                  Vaccine for           Phase III           BMS
                        melanoma

  MGV                  Vaccine for           Phase II expected   BMS
                        colorectal            to commence in
                        cancer, lymphoma,     1999
                        small cell lung
                        cancer, sarcoma,
                        gastric cancer
                        and neuroblastoma

 HIV Therapeutics
  PRO 542              HIV therapy           Phase I/II          --

  PRO 367              HIV therapy           Phase I/II          --
                                              expected to
                                              commence in 1999

  PRO 140              HIV therapy           Preclinical         --

  HIV Co-receptor/
   fusion:
   Small-molecule      HIV therapy           Research            Roche
    drugs
   Monoclonal          HIV therapy           Research            --
    antibodies

  HIV attachment       HIV therapy           Research            AHP(2)
                                                                 Pharmacopeia

  ProVax               HIV vaccine           Research            --

 Other Therapeutics
  DHA                  Alzheimer's disease,  Preclinical         --
                        stroke and other
                        central nervous
                        system diseases

 Assays and Reagents
  ONCOTECT GM          Clinical assay for    In clinical         --
                        cancer prognosis      investigational
                                              use

  sCD4, gp120          Research reagents     On market           DuPont de
                                                                  Nemours &
                                                                  Company,
                                                                  Intracel
                                                                  Corporation
______________
(1) "Research" means initial research related to specific molecular targets, synthesis of new chemical entities, assay development and/or screening for the identification of lead compounds.

    "Preclinical" means that a lead compound is undergoing toxicology, formulation and other testing in preparation for trials.

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

    See "Business-General-Government Regulation" and "-Assays and Reagents."

(2) "AHP" means the Wyeth-Ayerst Research Division of American Home Products Corporation.

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

     Despite recent advances in treatment, therapies for many types of cancer continue to suffer from serious limitations. The principal therapies for cancer have historically been surgery, radiation and chemotherapy. A significant drawback to conventional anti-cancer therapy is that occult (i.e., hidden) or residual disease is difficult or impossible to eliminate fully, which can lead to relapse. Surgery may be used to remove primary masses of some solid tumors; however, it cannot be used to remove occult disease. Conventional treatment with combination chemotherapy and radiation may not be capable of eradicating cancers completely because of inadequate potency at the tumor site resulting from limitations on drug or radiation doses due to potential side-effects to healthy tissues. Moreover, while more recently introduced biological drugs, such as interferons, have in some cases represented an improvement over traditional cytotoxic therapy, they have proven effective only on a limited basis and only in certain types of cancer and have adverse side effects.

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

          Target Market

     Melanoma is a highly lethal cancer of the skin cells that produce the pigment melanin. In early stages melanoma is limited to the skin, but in later stages it spreads to the lungs, liver, brain and other organs. The Company estimates that there are 300,000 melanoma patients in the United States today. The American Cancer Society estimates that 44,200 patients in the United States will be newly diagnosed with melanoma in 1999. Melanoma has one of the fastest growing incidence rates in the United States. Projections indicate that for Americans living in the year 2000 the lifetime risk of developing melanoma is one in 75, compared to one in 135 in 1987 and one in 250 in 1980. Increased exposure to the ultraviolet rays of the sun may be an important factor contributing to the increase in new cases of melanoma.

     Melanoma patients are categorized according to the following staging system:

                               Melanoma Staging
  ---------------------------------------------------------------------------
      Stage I             Stage II            Stage III           Stage IV
  -----------------   -----------------   ------------------   --------------
  Lesion less than    lesion greater      metastasis to         distant
   1.5 mm thickness    than 1.5 mm         regional draining     metastasis
                       thickness           lymph nodes

  No apparent         local spread from   regional spread
   metastasis          primary cancer      from primary
                       site                cancer site


     GMK is designed for the treatment of patients with Stage II or Stage III melanoma. It is estimated that these patients comprise approximately 50% of the total number of melanoma patients and, accordingly, the Company estimates that there are currently 150,000 Stage II and III melanoma patients in the United States. According to the American Cancer Society, an estimated 60% to 80% of Stage III melanoma patients will experience recurrence of their cancer and die within five years after surgery.

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

          Clinical Trials

     GMK entered pivotal Phase III clinical trials in the United States in August 1996. In addition, Progenics plans to conduct two international Phase III clinical trials of GMK, one of which commenced enrollment of patients in June 1997 and the other of which is expected to commence in 1999. GMK is administered in the studies on an out-patient basis by 12 subcutaneous injections over a two-year period.

     The ongoing U.S. Phase III clinical trial compares GMK with high-dose alpha interferon in Stage IIb (advanced Stage II) and Stage III melanoma patients who have undergone surgery but are at high risk for recurrence. This randomized trial, which is expected to enroll 850 patients and had enrolled over 50% of these patients by early 1998, is being conducted nationally by the Eastern Cooperative Oncology Group ("ECOG") in conjunction with the Southwest Oncology Group ("SWOG") and other major cancer centers, cooperative cancer research groups, hospitals and clinics. ECOG and SWOG are leading cooperative cancer research groups supported by the NCI and are comprised of several hundred participating hospitals and clinics, primarily in the United States. The primary endpoint of the trial is to compare the recurrence of melanoma in patients receiving GMK versus in patients receiving high-dose alpha interferon. The study will also compare quality of life and overall survival of patients in both groups.

     The second Phase III clinical trial is a randomized double-blind, placebo-controlled study in Stage IIb and Stage III melanoma patients who have undergone surgery but are at high risk for recurrence. This trial, which enrolled its first patients in June 1997, will be conducted by major cancer centers, hospitals and clinics in Europe, Australia, New Zealand, South Africa and South America. In the United Kingdom, the study will be conducted by the Institute of Cancer Research ("ICR") of the United Kingdom, a major government-sponsored cancer research organization. The primary endpoint of the trial is to compare the recurrence of melanoma in patients receiving GMK versus in patients receiving placebo. The study will also compare overall survival of patients in both groups.

     The third Phase III clinical trial will be a randomized study exclusively in Stage IIa (early Stage II) melanoma patients who have undergone surgery but are at intermediate risk for recurrence. This trial, which the Company expects will commence in 1999, will be conducted in Europe by the EORTC, the major cooperative cancer research group in Europe. Patients will be randomized to receive either GMK or observation with no treatment. The primary endpoint of the trial is to compare the recurrence of melanoma in patients receiving GMK versus in patients receiving observation with no treatment. The study will also compare overall survival of patients in both groups.

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

     Phase I/II clinical trials of GMK under institutional new drug applications ("INDs") were conducted at Sloan-Kettering. In these studies, approximately 120 patients, most of whom had Stage III melanoma, were treated with GMK. All patients receiving GMK at the dose level being used in the current Phase III trials of GMK developed antibodies to GM2 ganglioside, which killed melanoma cells. Patients treated with GMK had levels of antibody to GM2 ganglioside that were on average four times higher and also were longer lasting than in patients treated with GM2-BCG in the GM2-BCG Phase II trial. In addition, GMK was well tolerated by all patients in these studies, and no clinically significant side effects attributable to the vaccine were observed.

          MGV: Therapeutic Vaccine for Certain Cancers

     Progenics' second ganglioside conjugate vaccine in development, MGV, is a proprietary therapeutic vaccine for cancers which express GD2 or GM2 gangliosides. These cancers include colorectal cancer, lymphoma, small cell lung cancer, sarcoma, gastric cancer and neuroblastoma. The Company is collaborating with BMS on this program. MGV has three components: (i) GM2-KLH (GM2 ganglioside conjugated to KLH); (ii) GD2-KLH (GD2 ganglioside conjugated to KLH); and (iii) QS-21 adjuvant. MGV is designed to prevent recurrence of cancer and prolong overall survival of patients after their cancer has been removed by surgery or reduced by chemotherapy or radiation therapy.

     Target Market

     MGV targets cancers that the American Cancer Society estimated would have an aggregate incidence in the United States of over 260,000 during 1998. The American Cancer Society also estimated that over 135,000 persons would die from these targeted cancers, representing nearly 25% of all expected deaths from any cancer during 1998.

          Clinical Trials

     MGV completed a Phase I/II clinical trial in 1998 under an institutional IND at Sloan-Kettering. The primary objectives of the study were to establish the safety of MGV and the ability of the vaccine to induce specific immune responses to both GD2 and GM2 gangliosides in patients with different cancer types. In addition, a goal of the study was to optimize the ratio of GD2 and GM2 gangliosides in MGV to be used in future clinical trials.

     In this clinical trial, 31 patients with high-risk melanoma and sarcoma were immunized with MGV over a period of nine months. Patients were randomly assigned to five groups receiving a fixed dose of GM2-KLH and QS-21 adjuvant and one of a number of escalating doses of GD2-KLH. This study showed that the combination of GM2-KLH/GD2-KLH/QS-21 could produce antibodies to GM2 and GD2 and was well-tolerated. The Company and BMS intend to commence Phase II clinical trials of MGV in 1999.

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

     HIV specifically infects cells that have the CD4 receptor on their surface ("CD4+"). CD4+ cells are critical components of the immune system and include T lymphocytes, monocytes, macrophages and dendritic cells. The deleterious effects of HIV are largely due to the replication of the virus in these cells and the resulting dysfunction and destruction of these cells.

     HIV-positive individuals display both antibodies and other immune system responses which are specific to the virus. However, it is clear that these natural immune system responses do not provide adequate long-term protection. There are two reasons why these natural responses are inadequate. First, as described above, the CD4+ T lymphocytes required to mount an effective immune response against HIV are destroyed, leaving the immune system too weak to eliminate the virus. Second, HIV displays a remarkable degree of variability as a result of high rates of mutation that permit different strains of the virus to escape the immune system response and progressively replicate throughout the body.

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

     Company scientists in collaboration with researchers at the Aaron Diamond AIDS Research Center ("ADARC") described in an article in Nature the discovery of a co-receptor for HIV on the surface of human immune system cells. This co-receptor, CCR5, enables fusion of HIV with the cell membrane after binding of the virus to the CD4 receptor. This fusion step results in entry of the viral genetic information into the cell and subsequent viral replication. Company scientists in collaboration with researchers at ADARC demonstrated that it is the gp120 glycoprotein that binds to the CCR5 co-receptor as well as to the CD4 receptor. By mutational analysis, these scientists localized the gp120 binding site on CCR5 to a discrete region at one end of the molecule.

     In 1998, a member of the Company's Scientific Advisory Board, Wayne A. Hendrickson, Ph.D., reported a high-resolution x-ray crystal structure of the gp120:CD4 complex. The Company believes that this structural information reveals several important features of the gp120:CD4 complex and provides, for the first time, a rational basis for discovering compounds that block this interaction.

          Progenics' HIV Receptor Technologies

     Based on the Company's participation in the discoveries of two major receptors for HIV, Progenics is pursuing several approaches in the research and development of products designed to block entry of HIV into human immune system cells. The Company's PRO 542 and PRO 367 product candidates and its viral attachment programs are based on the CD4 receptor while its HIV co-receptor fusion program is based on recently discovered co-receptors, CCR5 and CXCR4.

     Because HIV must first attach to the CD4 receptor to infect human cells, the Company believes that the part of the gp120 glycoprotein that attaches to the CD4 receptor must remain constant across all strains of the virus. The gp120 glycoprotein is located on the exterior of both HIV and HIV-infected cells. PRO 542 and PRO 367 incorporate a part of the CD4 receptor into genetically engineered molecules that function like antibodies and are designed to bind specifically to the gp120 glycoprotein of HIV or HIV-infected cells. In in vitro tests, these molecules have demonstrated the ability to bind with high affinity to gp120 glycoproteins from a wide range of HIV strains, including the strains most prevalent in the United States and the rest of the world. Because this technology is targeted to a part of HIV that is believed to be necessary for the virus to enter cells and not to mutate, the Company believes that its technology may address the obstacles presented by the high mutation rate of the virus.

     PRO 542 and PRO 367 employ this technology in different ways. PRO 542 is designed to bind to the gp120 glycoprotein located on the virus itself, neutralizing the virus and thereby preventing it from infecting healthy cells. PRO 367 is designed to bind to the gp120 glycoprotein located on the exterior of HIV-infected cells and destroy those cells by delivering a lethal dose of radiation.

     The Company recently announced the development of a panel of monoclonal antibodies that have been shown to block the ability of HIV to infect cells isolated from healthy individuals by inhibiting virus-cell fusion. One of these monoclonal antibodies, designated PRO 140, inhibited HIV fusion at concentrations that had no apparent effect on the normal function of CCR5.

     Progenics also is applying its HIV technology in two programs designed to use the Company's proprietary screening assays to identify and develop potential HIV therapeutics. In its co-receptor/fusion program, the Company is using its fusion assays to identify compounds that inhibit the interaction between HIV and HIV co-receptors, including CCR5 and CXCR4, thereby blocking viral fusion and entry. In the Company's HIV attachment program, Progenics is using its proprietary HIV attachment assay to identify small-molecule compounds that inhibit the interaction between HIV and CD4, thereby blocking viral attachment.

          Target Market

     Progenics' therapeutic product candidates are designed primarily for use in asymptomatic HIV-positive individuals. Accordingly, the target population for these products is patients who are aware of their infection but do not yet have AIDS. Although there are few signs of disease in an HIV-positive individual during the asymptomatic period, the virus is replicating in the body by infecting healthy cells. The World Health Organization ("WHO") estimated that as of the end of 1998, 1.4 million people in North America and Western Europe and 33.4 million people worldwide were infected with HIV. According to WHO, approximately 74,000 people in North America and Western Europe were newly infected with HIV during 1998.

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

          PRO 542: HIV Therapy

     Progenics is developing PRO 542 for the treatment of HIV infection. PRO 542 is a proprietary antibody-like product with four binding sites for the gp120 glycoprotein on HIV. PRO 542 is designed to neutralize HIV through one of two mechanisms: (i) binding to the gp120 glycoprotein and thereby preventing infection of healthy cells; or (ii) binding to and detaching the gp120 glycoprotein from the virus.

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

     Progenics initiated two dose-escalation Phase I/II clinical trials of PRO 542 in September 1997. Both trials are designed to measure the safety, pharmacokinetics, immunogenicity and antiviral activity of PRO 542. The first study was conducted in HIV-positive adult patients at Mount Sinai Medical
Center in  New  York  City.    Findings  indicated  peak  and  one-week  serum
concentrations of PRO 542 compared favorably with preclinical models, approximating drug levels previously shown to neutralize clinical HIV strains in vitro. Data from this trial indicate that PRO 542 was well-tolerated and non-immunogenic in all patients treated. No significant drug-related adverse events were observed at any dose level. PRO 542 serum concentrations remained above HIV inhibitory levels for greater than one week. The Company believes that these results support expanded clinical testing of this agent as a nontoxic therapy for HIV infection.

     The second dose-escalation Phase I/II clinical trial of PRO 542 is being conducted in HIV-positive children at Baylor College of Medicine in Houston, the University of California at San Francisco and the University of Pennsylvania by the AIDS Clinical Trials Group, ("ACTG"), a leading cooperative HIV research group supported by the National Institute of Allergy and Infectious Diseases ("NIAID").

     In September 1997, the Company entered into a collaboration agreement with Genzyme Transgenics with the objective of developing a transgenic source of PRO 542 using Genzyme Transgenics' proprietary technology. This collaboration is designed to result in commercial-scale manufacture by expressing PRO 542 in the milk of transgenic goats. By establishing this production arrangement, Progenics can potentially advance PRO 542's development through Phase III clinical trials without the need for a commercialization collaboration.

          PRO 367: HIV Therapy

     Progenics is developing PRO 367 as a therapeutic agent designed to destroy HIV-infected cells. PRO 367 is composed of a proprietary antibody-like molecule with two binding sites for the gp120 glycoprotein linked to a therapeutic radioisotope. PRO 367 is designed to specifically bind with high affinity to the gp120 glycoprotein on HIV-infected cells and to destroy these cells by delivering a lethal dose of radiation. The Company plans to initiate dose-escalation Phase I/II clinical trials of PRO 367 in 1999 subject to obtaining necessary regulatory clearances. The study is expected to assess safety, pharmacokinetics, biodistribution, immunogenicity and antiviral effects of PRO 367 in HIV-positive adult patients.

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

          HIV Co-Receptor/Fusion: HIV Therapy

     The Company's first application of its HIV co-receptor technology is through the use of its proprietary fusion assays. These assays model fusion of HIV with human cells rapidly, automatically, sensitively and without the use of infectious virus. The Company has entered into a collaboration with Roche to use these assays to discover and develop small-molecule HIV therapeutics that target the fusion coreceptors, including CCR5 and CXCR4. Under the terms of the collaboration, Roche has received from Progenics an exclusive worldwide license to its HIV co-receptor technology. Roche is obligated to make up-front and milestone payments, fund research for up to three years and pay royalties on the sale of any products commercialized as a result of the collaboration.

     CCR5 and CXCR4 belong to a larger family of cellular receptors, known as 7-transmembrane G-protein-coupled receptors. These receptors have been successfully exploited as drug targets by commercialized pharmaceuticals addressing a wide range of human diseases. Additionally, studies have indicated that a genetic mutation that disables the CCR5 co-receptor will prevent HIV infection without compromising immune function. For these reasons, the Company believes that its co-receptor/fusion technology offers significant commercial opportunities.

     The Company recently announced the development of a panel of anti-CCR5 monoclonal antibodies created at Progenics and evaluated in collaboration with ADARC. These antibodies blocked the ability of HIV to infect cells isolated from healthy individuals by inhibiting virus-cell fusion, an approach not targeted by current HIV therapies. One monoclonal antibody, designated PRO 140, inhibited HIV at concentrations that had no apparent effect on the normal function of CCR5. These properties were correlated with PRO 140's ability to bind to a distinct site on CCR5.

          HIV Attachment Drug Screen: HIV Therapy

     As part of a collaborative research project with the Wyeth-Ayerst Research Division of American Home Products Corporation ("AHP"), Progenics is using its proprietary HIV attachment assay to identify small-molecule compounds that inhibit attachment of HIV to the CD4 receptor. This assay has been used in a high-throughput screening program, and the compounds discovered are undergoing additional studies by the Company and AHP to evaluate further their antiviral activity.

     In June 1998 the Company entered into a collaboration with Pharmacopeia to discover small-molecule HIV therapeutics that block the attachment of the virus to its primary cellular receptor, CD4. Pursuant to this collaboration, Progenics has provided proprietary technologies for high-throughput screening of compounds that inhibit the attachment of HIV to the CD4 receptor. Pharmacopeia has contributed proprietary combinatorial chemistry libraries of small-molecule drug candidates and medicinal chemistry expertise.

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

     Other Therapeutics - DHA

     In February 1999 Progenics licensed from Sloan-Kettering patent rights and technology relating to dehydroascorbic acid ("DHA"), a derivative of vitamin C. Progenics has obtained exclusive world-wide rights to use DHA for treatment of disease involving oxidative damage to tissue, including tissues of the central nervous system.

     Antioxidants are compounds that act as scavengers of free radicals -- highly unstable molecules that play a role in certain diseases that damage tissue. Studies have shown that antioxidants can slow the progression of degenerative neurological diseases, such as Alzheimer's disease. Vitamin C is a potent antioxidant, but does not easily cross from the circulatory system into the brain. David W. Golde, M.D., Physician-in-Chief of Memorial Hospital, and his colleagues at Sloan-Kettering have shown that DHA readily crosses the blood-brain barrier and, once in the brain, is converted into vitamin C. As a result of these properties, the Company believes that DHA is a promising drug candidate for a broad range of neurodegenerative diseases caused by oxidative stress. The Company has initiated a research and development program to pursue these applications.

     Assays and Reagents

     Through its immunology expertise, Progenics has developed certain assays, in addition to its HIV attachment and fusion assays, which are used both independently and in collaboration with partners, as well as certain reagents which are being sold for research use only. These assays are described below.

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

     Pursuant to the BMS License Agreement and the related sublicense agreements (collectively, the "BMS Agreements"), BMS has made certain payments to the Company and is required to make milestone payments and pay royalties on sales of licensed products. In July 1997, BMS paid the Company approximately $13.3 million, representing (i) $11.5 million as reimbursement for expenses previously incurred by Progenics in the development of GMK and MGV and licensing fees and (ii) $1.8 million as reimbursement of the Company's clinical development costs for the period from April 15, 1997 to September 30, 1997. BMS is also required to make payments of up to $61.5 million upon achievement of specified milestones relating to the development and regulatory approval of GMK, MGV or other products that include the GM2 or GD2 ganglioside antigens. In June 1998, the Company announced that it had received the first such payment for achieving a clinical milestone in the development of GMK. The amount of these milestone payments will depend on the product candidate achieving the specified milestone and, with respect to MGV, the indications for which it is developed. BMS is also required to pay royalties on any sale of licensed products and to subsidize ongoing development, clinical trials and regulatory activities of GMK and MGV pursuant to plans agreed to by the parties. There can be no assurance that the Company will receive additional milestone or royalty payments from BMS or that funding for the GMK or MGV programs will not be curtailed or terminated.

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

     In connection with payments made by BMS to the Company under the BMS Agreements, the Company made certain payments to licensors as an inducement to these licensors to enter into agreements with the Company and BMS amending certain provisions of the prime licenses and granting to BMS certain related rights. Future payments made by BMS to the Company under the BMS Agreements also trigger payment obligations to these licensors. See "--Licenses."

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

          Roche Group

     In December 1997, the Company entered into a collaboration agreement with Roche to discover and develop novel HIV therapeutics that target the recently identified fusion co-receptors of the virus (the "Roche Agreement"). This collaboration, among other things, provides for Roche to apply its library of small-molecule compounds to original screening assays of the Company to identify inhibitors of the interaction between HIV co-receptors and HIV.

     Under the terms of the Roche Agreement, Progenics has granted to Roche a license covering products to which Progenics has rights or that are developed as a result of the collaboration and which have been identified as, or developed for the purpose of, inhibiting the interaction between chemokine receptors that act as HIV co-receptors, including CCR5 and CXCR4, and HIV, which interaction results in fusion of HIV with cells. The license does not extend to certain classes of molecules, as to which Progenics has retained rights. Pursuant to this license, Roche has an exclusive worldwide right to develop, make, have made, use, sell, offer to sell and import any covered products for the therapy of HIV infection. Subject to certain restrictions, Roche retains the right to grant sublicenses under the Roche Agreement.

     Pursuant to the Roche Agreement, Roche is obligated to make up-front and milestone payments, fund research for up to three years and pay royalties on the sale of any products commercialized as a result of the collaboration. The Company is also entitled to certain contingent licensing rights. In June 1998, the Company announced that it had received the first such payment for achieving a milestone in its HIV drug discovery program.

     The collaboration remains in full force, subject to the exceptions identified below, until the expiration of all obligations to pay royalties pursuant to any of the licenses granted therein. The Roche Agreement can be terminated by either party upon a material, uncured breach by the other party. Roche has the further right to terminate the Roche Agreement or the collaboration contemplated under the Roche Agreement at specified times; however, in either case, Roche will not be relieved of certain minimum research funding obligations.

     This collaboration is in the early stage of drug discovery. There can be no assurance that the Company will receive additional milestone or any royalty payments from Roche, that funding for the program contemplated by the collaboration will not be curtailed or terminated or that any contingent licensing rights will be granted.

     Licenses

     The Company is a party to license arrangements under which it has obtained rights to use certain technologies in its cancer and HIV programs, as well as certain other human therapeutics. Set forth below is a summary of these licenses.

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

     The Company is a party to a license agreement with Sloan-Kettering under which the Company obtained an exclusive, worldwide license to certain patent rights relating to DHA. The license continues for 20 years or to the end of the term for which the patent rights are granted.

     The licenses to which the Company is a party impose various milestone, commercialization, sublicensing, royalty and other payment, insurance, indemnification and other obligations on the Company and are subject to certain reservations of rights. Failure by the Company to comply with these requirements could result in the termination of the applicable agreement, which could have a material adverse effect on the Company.

     In connection with the BMS License Agreement, the Company granted to BMS sublicenses to the technology and other rights licensed to the Company from each of Sloan-Kettering, the Regents and Aquila under the licenses with these entities described above. See "-Corporate Collaborations--Bristol-Myers Squibb Company."

     Government Grants And Contracts

     Through December 31, 1998, the Company had been awarded government grants aggregating approximately $5,407,000 under the Small Business Innovation Research ("SBIR") program of the NIH for the Company's commercial development of PRO 542, PRO 367, ProVax vaccine and fusion assays. Through December 31, 1998 the Company had recognized approximately $3,386,000 of such amount as revenue. In the third quarter of 1998, the Company was awarded a new grant for $2.7 million from the NIH for the continued development of PRO 542. In addition, during 1995, the Company was awarded a $812,000 multi-year grant under a contract with the Department of Defense for work related to Pro Vax vaccine. Work under this contract was completed in May 1998.

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

     In September 1997, the Company was awarded a two-year, protein manufacturing contract from the NIH; this contract was subsequently amended to provide for a total term of three years at $2,426,870. Through December 31, 1998, the Company had recognized approximately $955,000 of such amount as revenue.

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

     Under a license agreement with Columbia University, Progenics obtained worldwide, exclusive rights to certain technology relating to CD4 and its use to treat or prevent HIV infection. This technology is the subject of issued U.S. and European patents and several related U.S. and foreign patent applications filed by Columbia University. The issued patents and the patent applications claim composition of matter and methods of production and use of certain CD4-based products for the treatment or prevention of HIV infection. Progenics has also filed a number of U.S. and foreign patent applications on its HIV attachment assay technology, its technology relating to PRO 542 and PRO 367, its PROVax technology and clinical uses of these technologies. Progenics has also filed a number of U.S. and foreign patent applications (one of which is owned jointly with ADARC) relating to the discovery of an HIV co-receptor, CCR5.

     Under a License Agreement with Sloan-Kettering, Progenics obtained worldwide, exclusive rights to certain technology relating to dehydroascorbic acid and its use to increase the concentration of vitamin C in tissues, including the brain for treating neurodegenerative and neurovascular diseases. This technology is the subject of a patent application filed by Sloan-Kettering in the United States and as an international application claiming methods for increasing the vitamin C concentration in the cells of a subject by administering to the subject dehydroascorbic acid.

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

     Government Regulation

     The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the Company's products. None of the Company's product candidates have received marketing or other approval from the FDA or any other similar regulatory authority.

     FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. There can be no assurance that approvals of the Company's proposed products, processes, or facilities will be granted on a timely basis, or at all. Any failure to obtain or delay in obtaining such approvals would adversely affect the ability of the Company to market its proposed products. Moreover, even if regulatory approval is granted, such approval may include significant limitations on indicated uses for which a product could be marketed.

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

     Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information about a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Products must generally be manufactured according to current Good Manufacturing Practices ("cGMP"), and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND. An IND is a submission which the sponsor of a clinical trial of an investigational new drug must make to the FDA and which must become effective before clinical trials may commence. The IND submission must include, among other things, a description of the sponsor's investigational plan; protocols for each planned study; chemistry, manufacturing, and control information; pharmacology and toxicology information; and a summary of previous human experience with the investigational drug. Unless the FDA objects to, or makes comments or raises questions concerning, an IND, the IND will become effective 30 days following its receipt by the FDA, and initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     A New Drug Application ("NDA") is an application to the FDA to market a new drug. The NDA must contain, among other things, information on chemistry, manufacturing, and controls; nonclinical pharmacology and toxicology; human pharmacokinetics and bioavailability; and clinical data. The new drug may not be marketed in the United States until the FDA has approved the NDA.

     A Biologic License Application ("BLA") is an application to the FDA to market a biological product. The PLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. The biological product may not be marketed in the United States until a biologic license is issued.

     Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the FDA's Good Clinical Practice requirements under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

     Clinical trials are typically conducted in three sequential phases, although the phases may overlap. During Phase I, when the drug is initially administered to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the product for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a new product is found to have an effect and to have an acceptable safety profile in Phase II evaluation, Phase III trials are undertaken in order to further evaluate clinical efficacy and to further test for safety within an expanded patient population. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

     The results of the preclinical studies and clinical studies, the chemistry and manufacturing data, and the proposed labeling, among other things, are submitted to the FDA in the form of an NDA or BLA, approval of which must be obtained prior to commencement of commercial sales. The FDA may refuse to accept the NDA or BLA for filing if certain administrative and content criteria are not satisfied, and even after accepting the NDA or BLA for review, the FDA may require additional testing or information before approval of the NDA or BLA. The Company's analysis of the results of its clinical studies is subject to review and interpretation by the FDA, which may differ from the Company's analysis. There can be no assurance that the Company's data or its interpretation of data will be accepted by the FDA. In any event, the FDA must deny an NDA or BLA if applicable regulatory requirements are not ultimately satisfied. In addition, delays or rejections may be encountered based upon changes in applicable law or FDA policy during the period of product development and FDA regulatory review. Moreover, if regulatory approval of a product is granted, such approval may be made subject to various conditions, including post-marketing testing and surveillance to monitor the safety of the product, or may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

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

     In addition to regulations enforced by the FDA, the Company also is subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and various other present and potential future federal, state or local regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although the Company believes that its safety procedures for storing, handling, using and disposing of such materials comply with the standards prescribed by applicable regulations, the risk of accidental contaminations or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could have a material adverse effect on the Company.

     Manufacturing

     The Company currently manufactures GMK, MGV, PRO 542, PRO 367 and PRO 140 in its two pilot production facilities in Tarrytown, New York. One of these facilities is for the production of vaccines and the other is for the production of recombinant proteins. The Company believes that its existing production facilities will be sufficient to meet the Company's initial needs for clinical trials. However, these facilities may be insufficient for all of the Company's late-stage clinical trials and for its commercial-scale requirements. Accordingly, the Company expects to be required in the future to expand its manufacturing staff and facilities and obtain new facilities or to contract with third parties or its corporate collaborators to assist with production. Pursuant to the BMS License Agreement, the Company granted to BMS manufacturing rights with respect to GMK and MGV. In the event the Company decides to establish a full-scale commercial manufacturing facility, the Company will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive cGMP regulations applicable to such a facility.

     Sales and Marketing

     Progenics plans to market products for which it obtains regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. The Company believes that this approach will both increase market penetration and commercial acceptance of its products and enable the Company to avoid expending significant funds to develop a large sales and marketing organization. Pursuant to their collaboration, the Company granted to BMS exclusive worldwide marketing rights to GMK and MGV. The Company also has granted to Roche exclusive worldwide marketing rights to products resulting from their collaboration. In addition, the Company has entered into collaborative marketing arrangements with DuPont and Intracel with respect to the sCD4 and gp120 research reagents.

     Competition

     Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. The Company faces competition from many companies and major universities and research institutions in the United States and abroad. The Company will face competition from companies marketing existing products or developing new products for diseases targeted by the Company's technologies. Many of the Company's competitors have substantially greater resources, experience in conducting preclinical studies and clinical trials and obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities than those of the Company. There can be no assurance that the products under development by the Company and its collaborators will be able to compete successfully with existing products or products under development by other companies, universities and other institutions. The Company's competitors may succeed in obtaining FDA approval for products more rapidly than the Company. Drug manufacturers that are first in the market with a therapeutic for a specific indication generally obtain and maintain a significant competitive advantage over later entrants. Accordingly, the speed with which Progenics can develop products, complete the clinical trials and approval processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor.

     With respect to GMK, the FDA and certain other regulatory authorities have approved high-dose alpha interferon for marketing as a treatment for patients with high risk melanoma. High-dose alpha interferon has demonstrated some efficacy for this indication. With respect to the Company's products for the treatment of HIV infection, two classes of products made by competitors of the Company have been approved for marketing by the FDA for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors and protease inhibitors. Both types of drugs have shown efficacy in reducing the concentration of HIV in the blood and prolonging asymptomatic periods in HIV-positive individuals, especially when administered in combination.

     A significant amount of research in the biopharmaceutical field is also being carried out at academic and government institutions. The Company's strategy is to in-license technology and product candidates from academic and government institutions. These institutions are becoming increasingly sensitive to the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with the Company in recruiting highly qualified scientific personnel. Any resulting increase in the cost or decrease in the availability of technology or product candidates from these institutions may affect the Company's business strategy.

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

     Human Resources

     At February 28, 1999, the Company had 40 full-time employees, four of whom (including Dr. Maddon) hold Ph.D. degrees or foreign equivalents and two of whom (including Dr. Maddon) hold M.D. degrees. At such date, 32 employees were engaged in research and development, medical and regulatory affairs and manufacturing activities and eight were engaged in finance, administration and business development. The Company considers its relations with its employees to be good. None of its employees is covered by a collective bargaining agreement.

     Executive Officers and Key Management

The directors, executive officers and key management of the Company as of February 28, 1999 were as follows:

 Name                               Age    Position
----------------------------------  ----   ------------------------------------
 Paul J. Maddon, M.D., Ph.D.         39    Chairman of the Board, Chief
                                           Executive Officer and Chief
                                           Science Officer

 Ronald J. Prentki, M.B.A.           41    President

 Robert J. Israel, M.D.              42    Vice President, Medical Affairs

 Robert A. McKinney, CPA             42    Vice President, Finance and
                                           Operations and Treasurer

 Patricia C. Fazio                   39    Senior Director, Project
                                           Management and Health & Safety

 Kenneth G. Surowitz, Ph.D.          39    Senior Director, Regulatory
                                           Affairs and Quality

 William C. Olson, Ph.D.             36    Director, Research and
                                           Development


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

     Ronald J. Prentki, M.B.A. joined the Company in July 1998. Prior to joining the Company, Mr. Prentki had been Vice President of Business Development and Strategic Planning at Hoffman-La Roche Inc., a position he held since 1996. Mr. Prentki spent from 1990 to 1996 at Sterling Winthrop (subsequently acquired by Sanofi Pharmaceuticals), most recently serving as Vice President of Business Development. From 1985 to 1990 Mr. Prentki was with Bristol-Myers Squibb International Division, initially supporting the marketing of that company's oncology products and later as Director of Cardiovascular Products. Mr. Prentki started his career in 1979 in the Ames Diagnostic Division of Miles Laboratories holding a series of sales, marketing and product development positions before leaving the company in 1985. Mr. Prentki received a B.S. in Microbiology and Public Health from Michigan State University and an M.B.A. from the University of Detroit.

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

     Kenneth G. Surowitz, Ph.D. joined the Company in February 1999 as Senior Director, Regulatory Affairs and Quality. Prior to joining the Company, Mr. Surowitz was Director, Global Regulatory Affairs at the Wyeth-Lederle Vaccines division of American Home Products Corporation. Dr. Surowitz joined Wyeth Lederle Vaccines in 1988 and held several other positions, including other positions in regulatory affairs and positions in vaccine manufacturing and product development. Prior to joining Wyeth Lederle Vaccines, Dr. Surowitz was employed as a developmental microbiologist at Procter and Gamble, Inc. Dr. Surowitz earned an M.S. and a Ph.D. in Microbiology, both from Ohio State University.

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


Cancer Scientific Advisory Board

 Name                                     Position/Affiliation
----------------------------------  --------------------------------------
 Alan N. Houghton, M.D. (Chairman)  Chairman, Immunology Program,
                                    Sloan-Kettering and Professor,
                                    Cornell University Medical
                                    College ("CUMC")

 Angus G. Dalgleish, M.D., Ph.D.    Chairman and Professor of Medical
                                    Oncology, St. George's Hospital,
                                    London

 Samuel J. Danishefsky, Ph.D.       Kettering Professor and Head,
                                    Bioorganic Chemistry,
                                    Sloan-Kettering Institute and
                                    Professor of Chemistry,
                                    Columbia University

 David R. Klatzmann, M.D., Ph.D.    Professor of Immunology, Pitie-
                                    Salpetriere Hospital, Paris

 Philip O. Livingston, M.D.         Associate Member, Sloan-Kettering
                                    and Associate Professor, CUMC

 John Mendelsohn, M.D.              President, The University of
                                    Texas M.D. Anderson Cancer Center

 David A. Scheinberg, M.D., Ph.D.   Chief, Leukemia Service, Sloan-
                                    Kettering and Associate
                                    Professor, CUMC

 David B. Agus, M.D.                Assistant Attending Physician,
                                    Sloan-Kettering and Assistant
                                    Professor, CUMC

Virology Scientific Advisory Board

 Name                                     Position/Affiliation
----------------------------------  --------------------------------------
 Stephen P. Goff, Ph.D. (Chairman)  Professor of Biochemistry,
                                    Columbia University

 Mark Alizon, M.D., Ph.D.           Director of Research, Institute
                                    Cochin, Paris

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

 Israel Lowy, M.D., Ph.D.           Assistant Professor of Medicine,
                                    Mount Sinai Medical Center

 J. Steven McDougal, M.D.           Chief, Immunology Branch, CDC,
                                    Atlanta

 Sherie L. Morrison, Ph.D.          Professor of Microbiology, UCLA

 Robin A. Weiss, Ph.D.              Professor and Director of
                                    Research, ICR, Royal Cancer
                                    Hospital, London


Other Scientific Consultants

 Name                                     Position/Affiliation
----------------------------------  --------------------------------------
 David W. Golde, M.D.               Physician-in-Chief, Sloan-
                                    Kettering and Professor, CUMC

   RISK FACTORS

     The Company's business and operations entail a variety of risks and uncertainties, including those described below.

Early Stage of Product Development; Technological Uncertainties

     The Company is at an early stage of development, and the successful commercialization of any products will require significant further research, development, testing and/or regulatory approvals and additional investment. Substantially all of the Company's resources have been, and for the foreseeable future are expected to be, dedicated to the development of products for diseases, most of which products are still in the early stages of development and testing. There are a number of technological challenges that the Company must successfully address to complete most of its development efforts. In addition, the product development programs conducted by the Company and its collaborators are subject to the risks of failure inherent in the development of product candidates based on new technologies. These risks include the possibility that the technologies used by the Company will prove to be ineffective or any or all of the Company's product candidates will prove to be unsafe or otherwise fail to receive necessary regulatory approvals; that the product candidates, if safe and effective, will be difficult to manufacture on a large scale or uneconomical to market; that the proprietary rights of third parties will preclude the Company or its collaborators from marketing the products utilizing the Company's technologies; or that third parties will market equivalent or superior products. To the Company's knowledge, no cancer therapeutic vaccine and no drug designed to treat HIV infection by blocking viral entry has been approved for marketing. The Company's other research and development programs involve novel approaches to human therapeutics. There can be no assurance that any of the Company's products will be successfully developed. The commercial success of the Company's products, if any, when and if approved for marketing by the FDA, will depend upon their acceptance by the medical community and third party payors as clinically useful, cost effective and safe. Even if any of the Company's products obtain regulatory approval, there can be no assurance that any such product will achieve market acceptance of any significance.

     Uncertainty Associated with Preclinical and Clinical Testing

     Prior to the commercial sale of any of the Company's potential products, the Company and/or its collaborators must demonstrate their safety and efficacy in humans through extensive preclinical and clinical testing. The results of preclinical studies by the Company and/or its collaborators may be inconclusive and may not be indicative of results that will be obtained in human clinical trials. There can be no assurance that any of the Company's products in the research or preclinical development stage will yield results that would permit or justify clinical testing. Further, there can be no assurance that any of the Company's potential products that undergo clinical trials will have the desired effect or will not have undesirable side effects or other characteristics that may prevent them from being approved or limit their commercial use if approved. In addition, results attained in early human clinical trials relating to products under development by the Company may not be indicative of results that will be obtained in later clinical trials. As results of particular preclinical studies and clinical trials are received, the Company and/or its collaborators may abandon projects which they might previously have believed to be promising, some of which may be described herein. In addition, the Company, its collaborators or the FDA or other regulatory agencies may suspend or terminate clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks. Clinical testing is very expensive and can involve many years. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development by the Company and/or its collaborators could delay or prevent regulatory approval of the product and would have a material adverse effect on the Company.

     The Company has commenced two Phase III clinical trials for GMK and plans to commence a third such trial in 1999. If the results of these trails are not satisfactory, the Company would need to conduct additional clinical trials or abandon its GMK program. Any such result would have a material adverse effect on the Company.

     Although for planning purposes the Company forecasts the commencement, continuation and completion of clinical trials, actual results can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. The Company's most advanced product candidates are intended for treating patients with relatively early stage cancer and are designed to delay or prevent recurrence of disease. As a consequence, clinical trials involving these product candidates are likely to take longer to complete than clinical trials involving other types of therapeutics. There can be no assurance that clinical trials involving the Company's product candidates will commence or be completed as forecasted.

     The Company has limited experience in conducting clinical trials. In certain circumstances the Company relies on corporate collaborators, academic institutions or clinical research organizations to conduct, supervise and/or monitor some or all aspects of clinical trials involving the Company's products. In addition, certain clinical trials for the Company's products will be conducted by government-sponsored agencies and consequently will be dependent on government participation and funding. The Company will have less control over the timing and other aspects of these clinical trials than if it conducted the trails entirely by itself, and there can be no assurance that these trials will commence or be completed as the Company expects or that they will be conducted successfully. Failure to commence or complete any of its planned clinical trials could have a material adverse effect on the Company.

     Risks Relating to Corporate Collaborations

     Progenics' business strategy includes entering into collaborations with corporate partners, primarily pharmaceutical companies, for the research, development (including clinical development), commercialization, marketing and/or distribution of certain of its product candidates. The Company has entered into a significant corporate collaboration with BMS covering the Company's most advanced product candidates. Pursuant to its agreements with BMS, Progenics has granted to BMS the exclusive worldwide license to manufacture, use and sell GMK and MGV and any other products to which Progenics has rights that include the GM2 or GD2 ganglioside antigens for the treatment or prevention of human cancer. The Company has also entered into a collaboration with Roche pursuant to which the Company has granted to Roche an exclusive worldwide license to certain applications of the Company's HIV co-receptor technology. As a result of the governing agreements, the Company is dependent on BMS and Roche to fund testing, to make certain regulatory filings and to manufacture and market existing and any future products resulting from the collaborations. There can be no assurance that the arrangements with BMS, Roche or any other collaborator will be scientifically, clinically or commercially successful. In the event that any such arrangement is terminated, such action could adversely affect the Company's ability to develop, commercialize, market and distribute certain of its product candidates. The Company's product candidates will only generate milestone payments and royalties after significant preclinical and/or clinical development, the procurement of requisite regulatory approvals, the establishment of manufacturing capabilities and/or the successful marketing of the product.

     The amount and timing of resources dedicated by BMS, Roche or any other collaborator to their respective collaborations with the Company is not within the Company's control. If any such collaborator breaches or terminates its agreements with the Company, or fails to conduct its collaborative activities in a timely manner, the commercialization of product candidates may be adversely affected. There can be no assurance that the Company's collaborative partners will not change their strategic focus or pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including the Company's competitors, as a means for developing treatments for the diseases targeted by these collaborative programs. For example, both BMS and Roche market products that may compete against the products that may result from their respective collaborations with the Company. The Company's business also will be affected by the effectiveness of its corporate partners in marketing any successfully developed products. A reduction in sales efforts or a discontinuance of sales of any developed products by any collaborative partner could result in reduced revenues and have a material adverse effect on the Company.

     There can be no assurance that the Company's existing strategic alliances will continue or be successful or that the Company will receive any further research funding or milestone or royalty payments. If the Company's partners do not develop products under these collaborations, there can be no assurance that the Company would be able to do so. Disputes may arise between the Company and its collaborators as to a variety of matters, including ownership of intellectual property rights. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of certain product candidates. There can be no assurance that the Company will be able to negotiate any additional collaborative arrangements, that such arrangements will be available to the Company on acceptable terms or that any such relationships, if established, will be scientifically or commercially successful. Furthermore, any additional collaborations would likely be subject to some or all of the risks described above with respect to the Company's current collaborations.

     History of Operating Losses and Accumulated Deficit; No Product Revenue and Uncertainty of Future Profitability

     The Company has incurred substantial losses since its inception. As of December 31, 1998, the Company had an accumulated deficit of approximately $17.2 million. Such losses have resulted principally from costs incurred in the Company's research and development programs and general and administrative costs associated with the Company's development. The Company has derived no significant revenues from product sales or royalties and no significant product sales or royalties are likely for a number of years, if ever. The Company may incur additional operating losses in the future, which could increase significantly as the Company expands development and clinical trial efforts. The Company's ability to achieve long-term profitability is dependent in part on obtaining regulatory approvals for products and entering into agreements for commercialization of such products. There can be no assurance that such regulatory approvals will be obtained or such agreements will be entered into. The failure to obtain any such necessary regulatory approvals or to enter into any such necessary agreements could delay or prevent the Company from achieving profitability and would have a material adverse effect on the Company. Further, there can be no assurance that the Company's operations will be profitable even if any product under development by the Company or any collaborators is commercialized.

     Need for Additional Financing and Uncertain Access to Capital Funding

     Progenics' current development projects require substantial capital. The Company does not have committed external sources of funding for certain of its drug discovery and development projects. The Company may require substantial additional funds to conduct development activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of potential products. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its programs; obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates or products that the Company would otherwise seek to develop or commercialize itself; or license the rights to such technologies, product candidates or products on terms that are less favorable to the Company than might otherwise be available. If the Company raises additional funds by issuing equity securities, further dilution to stockholders may result and new investors could have rights superior to existing stockholders.

     Limited Manufacturing Capabilities

     In order to commercialize its product candidates successively, Progenics and/or its collaborators must be able to manufacture its products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of the types of biopharmaceutical products being developed by the Company (independently and with its collaborators) presents several risks and difficulties. The manufacture of some or all of the Company's product candidates can be complex, difficult to accomplish even in small quantities, difficult to scale-up when large scale production is required and subject to delays, inefficiencies and poor or low yields of quality products. Although Progenics has constructed two pilot-scale manufacturing facilities, one for the production of vaccines and one for the production of recombinant proteins, which it believes will be sufficient to meet the Company's initial needs for clinical trials, these facilities may be insufficient for all of its late-stage clinical trials and for its commercial-scale manufacturing requirements, if any. Furthermore, there can be no assurance that the Company's collaboration with Genzyme Transgenics for the transgenic production of PRO 542 will result in a cost-effective means for the production of PRO 542. Accordingly, the Company may be required to expand its manufacturing staff and facilities and obtain new facilities or contract with corporate collaborators or other third parties to assist with production. For manufacture of some of its products, Progenics may contract with third party manufacturers. In employing third party manufacturers, Progenics will not control all aspects of the manufacturing process. There can be no assurance that the Company will be able to obtain from third party manufacturers adequate supplies in a timely fashion for commercialization, or that commercial quantities of any such products, if approved for marketing, will be available from contract manufacturers at acceptable costs. In the event the Company decides to establish a commercial-scale manufacturing facility, the Company will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive regulations applicable to such a facility. There can be no assurance that Progenics will be able to develop a cGMP manufacturing facility sufficient for all clinical trials or commercial-scale manufacturing. The cost of manufacturing certain products may make them prohibitively expensive.

     Availability of Materials

     There can be no assurance that sufficient quantities of raw materials will be available to support continued research, development or commercial manufacture of any of the Company's planned products. The Company currently obtains supplies of critical materials used in production of GMK and MGV from single sources. Specifically, commercialization of the Company's GMK and MGV cancer vaccine candidates requires an adjuvant, QS-21, available only from Aquila. The Company has entered into a license and supply agreement with Aquila pursuant to which Aquila agreed to supply the Company with all of its requirements for QS-21 for use in certain ganglioside-based cancer vaccines, including GMK and MGV. In connection with the Company's collaboration with BMS, Progenics granted to BMS a non-exclusive sublicense under the Company's license and supply agreement with Aquila, and BMS entered into a supply agreement with Aquila. There can be no assurance that Aquila will be able to supply sufficient quantities of QS-21 to the Company or BMS or that the Company or BMS will have the right or capability to manufacture sufficient quantities of QS-21 to meet its needs if Aquila is unable or unwilling to do so. There can be no assurance that the Company will not be subject to delays or disruption in the supply of this component. Any delay or disruption in the availability of raw materials could have a material adverse effect on the Company.

     Government Regulation; No Assurance of Regulatory Approval

     The Company and its products are subject to comprehensive regulation by the FDA in the United States and by comparable authorities in other countries. These national agencies and other federal, state, and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising, and promotion of the Company's products. Among other requirements, FDA approval of the Company's products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining FDA approvals can be costly, time consuming and subject to unanticipated delays, and the Company has had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. The Company is also subject to numerous and varying foreign regulatory requirements governing the design and conduct of clinical trials and the manufacturing and marketing of its products. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval set forth above. There can be no assurance that the Company or its partners will file for regulatory approvals or receive necessary approvals to commercialize product candidates in a timely manner in any market. Delays in receipt of or failure to receive regulatory approvals, or the loss of previously received approvals, would have a material adverse effect on the Company.

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

     Dependence On Third Parties

     In addition to its reliance on corporate collaborators, the Company relies in part on third parties to perform a variety of functions, including research and development, manufacturing, clinical trials management and regulatory affairs. As of February 28, 1999, the Company had only 40 full-time employees. The Company is party to several collaborative agreements which place substantial responsibility on third parties for clinical development of the Company's products. The Company also in-licenses technology from medical and academic institutions in order to minimize investments in early research and enters into collaborative arrangements with certain of these entities with respect to clinical trials of product candidates.

     Except for payments made to the Company under its collaborations with BMS and Roche, most of the Company's revenues to date have been derived from federal research grants. The government's obligation to make payments under these grants is subject to appropriation by the United States Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will determine to scale back these programs or terminate them or that the government will award future grants to competitors of the Company instead of the Company. In addition, there can be no assurances that the Company will be awarded any such grants in the future or that any amounts derived therefrom will not be less than those received to date. Certain of the Company's clinical trials are expected to be partially paid for by government funds. Any future reduction in the funding the Company receives either from federal research grants or with respect to clinical trials could have a material adverse effect on the Company.

     There can be no assurance that Progenics will be able to establish and maintain any of the relationships described above on terms acceptable to the Company, that the Company can enter into these arrangements without undue delays or expenditures or that these arrangements will allow the Company to compete successfully against other companies.

     Lack of Sales and Marketing Experience

     If FDA and other approvals are obtained with respect to any of its products, Progenics expects to market and sell its products principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. The Company's agreements with BMS and Roche grant these collaborators the exclusive right to market any products resulting from their respective collaborations. Progenics has no experience in sales, marketing or distribution. To the extent that the Company enters into distribution, co-marketing, co-promotion or licensing arrangements for the marketing and sale of its products, any revenues received by the Company will be dependent on the efforts of third parties. The Company would not control the amount and timing of marketing resources such third parties would devote to the Company's products. In addition, if the Company markets products directly, significant additional expenditures and management resources would be required to develop an internal sales force. There can be no assurance that the Company will be able to establish a successful sales force, should it choose to do so.

     Dependence on  and Uncertainty  of Protection  of Patents and Proprietary
Rights

     The Company's success is dependent in part on obtaining, maintaining and enforcing patent and other proprietary rights. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in such cases, or the degree of protection afforded under such patents. Accordingly, there can be no assurance that patent applications owned by or licensed to the Company will result in patents being issued or that, if issued, the patents will afford protection against competitors with similar technology.

     The issuance  of a  patent is  not conclusive  as to  its validity or the enforceable scope of its claims. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. There can be no assurance that the Company's issued patents or any patents subsequently issued to or licensed by the Company will not be successfully challenged. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of the litigation is adverse to the patent owner, third parties may be able to use the patented invention without payment. Moreover, there can be no assurance that the Company's patents will not be infringed or successfully avoided through design innovation.

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

     ADARC is a co-owner with the Company of one of the patent applications relating to the HIV co-receptor CCR5 and upon which the Company's HIV co-receptor/fusion program is based. Unless the Company acquires from ADARC an exclusive license to ADARC's rights in this patent application, there can be no assurance that ADARC will not license such patent to a competitor of the Company. Additionally, Progenics has filed a number of U.S. and foreign patent applications (one of which is owned jointly with ADARC) relating to the discovery of the HIV co-receptor CCR5. The Company is aware that other groups have claimed discoveries similar to those covered by the Company's patent applications. These groups may have made their discoveries prior to the discoveries covered by the Company's patent applications and may have filed their applications prior to the Company's patent applications. The Company does not expect to know for several years the relative strength of its patent position as compared to these other groups.

     The Company is required to make substantial cash payments and achieve certain milestones and satisfy certain conditions, including, without limitation, filing INDs, obtaining product approvals and introducing products, to maintain its rights under licenses granted to the Company, including its licenses from Sloan-Kettering and Columbia University. There can be no assurance that the Company will be able to maintain its rights under these licenses. Termination of any of such licenses could result in the Company being unable to develop and/or commercialize any related product and consequently could have a material adverse effect on the Company.

     In addition to the patents, patent applications, licenses and intellectual property processes described above, the Company also relies on unpatented technology, trade secrets and information. No assurance can be given that others will not independently develop substantially equivalent information and techniques or otherwise gain access to the Company's technology or disclose such technology, or that the Company can effectively protect its rights in such unpatented technology, trade secrets and information. The Company requires each of its employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with the Company. There can be no assurance however, that these agreements will provide effective protection for the Company's information in the event of unauthorized use or disclosure of such confidential information.

     Dependence Upon Key Personnel; Attraction and Retention of Personnel

     Progenics is dependent upon certain key management and scientific personnel. In particular, the loss of Dr. Maddon could have a materially adverse effect on Progenics unless a qualified replacement could be found. Progenics maintains a key man life insurance policy on Dr. Maddon in the amount of $2.5 million. The Company has an employment agreement with Dr. Maddon that expires in December 2001.

     Competition for qualified employees among companies in the biopharmaceutical industry is intense. Progenics' future success depends upon its ability to attract, retain and motivate highly skilled employees. In order to commercialize its products successfully, the Company may be required to expand substantially its personnel, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and marketing. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel.

     Uncertainty Related to Health Care Reform Measures and Reimbursement

     In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payments for certain medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, as a result of the trend towards managed health care in the United States, as well as legislative proposals to reduce government insurance programs, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved health care products. If the Company or any of its collaborators succeeds in bringing one or more of Progenics' products to market, there can be no assurance that third-party payors will establish and maintain price levels sufficient for realization of an appropriate return on the Company's investment in product development. Significant changes in the health care system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on the Company. Such changes also could have a material adverse effect on the Company's ability to raise capital. Furthermore, the Company's ability to commercialize products may be adversely affected to the extent that such proposals affect the Company's collaborators.

     Risk of Product Liability; Limited Availability of Insurance

     The Company's business exposes it to potential product liability risks which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products, and there can be no assurance that the Company will be able to avoid product liability exposure. Product liability insurance for the biopharmaceutical industry is generally expensive, when available at all. The Company has obtained product liability insurance coverage in the amount of $5 million per occurrence, subject to a $5 million aggregate limitation. However, there can be no assurance that the Company's present insurance coverage is now or will continue to be adequate. In addition, certain of the Company's license and collaborative agreements require the Company to obtain product liability insurance, and it is possible that future license and collaborative agreements may also include such a requirement. There can be no assurance that in the future adequate insurance coverage will be available at a reasonable cost or that a product liability claim or recall would not have a material adverse effect on the Company.

     Hazardous Materials; Environmental Matters

     The Company's research and development work and manufacturing processes involve the use of hazardous, controlled and radioactive materials. The Company is subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. Despite precautionary procedures implemented by the Company for handling and disposing of such materials, the risk of accidental contamination or injury cannot be eliminated. In the event of such an accident, the Company could be held liable for any damages that result. Although the Company believes that it is in compliance in all material respects with applicable environmental laws and regulations, there can be no assurance that the Company will not be required to incur significant costs to comply with environmental laws and regulations in the future, or that the Company will not be materially and adversely affected by current or future environmental laws or regulations.

     Control by Existing Stockholders; Anti-Takeover Provisions

     Certain stockholders of the Company, including Dr. Maddon and stockholders affiliated with Tudor Investment Corporation, beneficially own or control a substantial portion of the outstanding shares of the Company's Common Stock (the "Common Stock") and therefore may have the ability, acting together, to elect all of the Company's directors, to determine the outcome of corporate actions requiring stockholder approval and otherwise control the business of the Company. Such control could have the effect of delaying or preventing a change in control of the Company and consequently adversely affect the market price of the Common Stock. In addition, the Company's Board of Directors is authorized to issue from time to time shares of Preferred Stock, without further stockholder authorization, in one or more designated series or classes. The issuance of Preferred Stock, as well as certain provisions in certain of the Company's stock options which provide for acceleration of exercisability upon a change of control of the Company and certain provisions of the Delaware General Corporation Law (Section 203, in particular), could make the takeover of the Company or the removal of the Company's management more difficult, discourage hostile bids for control of the Company in which stockholders may receive a premium for their shares of Common Stock or otherwise dilute the rights of holders of Common Stock and depress the market price of the Common Stock.

     Future Sales of Common Stock; Registration Rights; Possible Adverse Effect on Future Market Price

     A substantial number of outstanding shares of Common Stock and shares of Common Stock issuable upon exercise of outstanding options and warrants are eligible for sale in the public market. Sales of substantial numbers of shares of Common Stock could adversely affect prevailing market prices. Certain stockholders of the Company are entitled to certain rights with respect to the registration of shares of Common Stock for offer or sale to the public. The Company has filed a Form S-8 registration statement registering shares issuable pursuant to the Company's stock option plans. Any sales by existing stockholders or holders of options or warrants may have an adverse effect on the Company's ability to raise capital and may adversely affect the market price of the Common Stock.

Item 2.   Properties

     Progenics leases approximately 24,000 square feet of laboratory, manufacturing and office space in Tarrytown, New York. The Company leases this space under an operating lease which terminates in December 1999, with an option on the part of Progenics to extend the lease for one additional year. Progenics has two pilot production facilities within its leased facilities for the manufacture of products for clinical trials. The Company believes that its current facilities are adequate for its current needs.

Item 3.   Legal Proceedings

     The Company is not a party to any material legal proceedings.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

                                   PART II

Item 5.   Market for  the Company's  Common  Equity  and  Related  Stockholder
Matters

     Price Range of Common Stock

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "PGNX." Shares of the Company's Common Stock were first offered to the public on November 19, 1997. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock, as reported on the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                           High          Low
 1997:                                  ----------    ---------
 Fourth quarter (from November 19)....   $15 5/16       $ 8

 1998:
 First quarter........................    22             13
 Second quarter.......................    22             13
 Third quarter........................    15 3/4          8
 Fourth quarter.......................    16 3/4          9

 1999:
 First Quarter (through March 26) ....    16 3/4         10 3/4


     On March 26, 1999, the last sale price for the Common Stock as reported by Nasdaq was $10.75. As of March 26, 1999, there were approximately 164 holders of record of the Company's Common Stock and approximately 2,000 beneficial holders.

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

     Use of Proceeds from Registered Securities

     On November 19, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement (No. 333-13627) on Form S-1, as then amended, relating to the Company's initial public offering of Common Stock. As of December 31, 1998, of the $17,112,000 in proceeds (net of underwriting discounts and commissions but not of associated expenses) from the Company's initial public offering, approximately $14,284,000 had been applied to research and development and general operating expenses and the remainder had been applied to temporary investments in corporate debt securities and money market funds. With the exception of compensation paid to the officers and certain of the directors of the Company as employees or consultants, no amounts paid in respect of operating expenses were paid to directors or officers of the Company or their associates, to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

Item 6.   Selected Financial Data

     The selected financial data presented below as of December 31, 1997 and 1998 and for each of the years in the three year period ended December 31, 1998 are derived from the Company's audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 1994, 1995 and 1996 and for each of the years in the two-year period ended December 31, 1995 are derived from the Company's audited financial statements not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related Notes included elsewhere herein.

                                                       YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                        1994        1995        1996        1997        1998
                                     ----------  ----------  ----------  ----------  ----------
                                             (In thousands, except per share data)
 STATEMENT OF OPERATIONS DATA:
 Revenues:
  Contract research and development  $           $     200   $     318   $  14,591   $  11,135
  Research grants                          504         525         203         665       1,251
  Product sales                             52          50          98          57         180
  Interest income                          108          46         106         301       1,455
                                     ----------  ----------  ----------  ----------  ----------
     Total revenues                        664         821         725      15,614      14,021
                                     ----------  ----------  ----------  ----------  ----------
 EXPENSES:
  Research and development               2,859       3,852       3,700       7,364       8,296
  General and administrative               878       1,094       2,808       2,222       3,841
  Interest expense                          50          87          51         312          43
  Depreciation and amortization            289         291         309         319         388
                                     ----------  ----------  ----------  ----------  ----------
     Total expenses                      4,076       5,324       6,868      10,217      12,568
                                     ----------  ----------  ----------  ----------  ----------

     Operating (loss) income            (3,412)     (4,503)     (6,143)      5,397       1,453
     Income taxes                                                              258
                                     ----------  ----------  ----------  ----------  ----------

     Net (loss) income               $  (3,412)  $  (4,503)  $  (6,143)  $   5,139   $   1,453
                                     ==========  ==========  ==========  ==========  ==========
 Per share amounts on net (loss)
    income (1):
     Basic                            $ (1.52)    $ (1.99)    $ (2.68)    $  1.64     $  0.16
                                      ========    ========    ========    ========    ========
     Diluted                          $ (1.52)    $ (1.99)    $ (2.68)    $  0.66     $  0.14
                                      ========    ========    ========    ========    ========

 (1) For all periods presented above, the Company adopted the provisions of Financial Accounting Standard No. 128 "Earnings per Share". (See Notes to
     Financial Statements)

                                                             DECEMBER 31,
                                     ----------------------------------------------------------
                                        1994        1995        1996        1997        1998
                                     ----------  ----------  ----------  ----------  ----------
 BALANCE SHEET DATA:
   Cash, cash equivalents and
      marketable Securities          $   2,275   $     559   $     647   $  23,624   $  24,650
   Working capital                       2,019          19      (1,109)     20,562      25,137
   Total assets                          3,489       1,736       1,663      24,543      27,900
   Capital lease obligations and
       deferred Lease liability,
       long-term portion                   235         213         156         141         117
   Total stockholders' equity
       (deficit)                         2,827         852        (385)     23,034      26,079
__________________________

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Overview

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in organizational efforts, including recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through December 31, 1998 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. The Company had recurring losses prior to 1997 and had at December 31, 1998 an accumulated deficit of $17,208,000. The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaboration with BMS beginning in July 1997, payments received under its collaboration with Roche beginning in January 1998 and the proceeds of the Company's initial public offering in November 1997. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses which are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

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

Results of Operations

Years Ended December 31, 1997 and 1998

     Contract research and development revenue decreased from $14,591,000 in 1997 to $11,135,000 in 1998. In connection with the BMS License Agreement, the Company received a licensing fee in 1997 and a milestone payment in 1998 and reimbursement of clinical development during both years. Revenues from research grants increased from $665,000 in 1997 to $1,251,000 in 1998. The increase resulted from the funding of a greater number of grants in 1998. Sales of research reagents increased from $57,000 in 1997 to $180,000 in 1998 resulting from increased orders for such reagents during 1998. Interest income increased from $301,000 in 1997 to $1,455,000 in 1998 due to the increase in cash available for investing as the Company received continued funding under the BMS License Agreement and invested the proceeds of its initial public offering completed in November 1997.

     Research and development expenses increased from $7,364,000 in 1997 to $8,296,000 in 1998. The increase was principally due to additional costs of manufacturing GMK and monitoring the Company's Phase III clinical trials during 1998, and additional costs of manufacturing PRO 542.

     General and administrative expenses increased from $2,222,000 in 1997 to $3,841,000 in 1998. The increase was principally due to the increase of professional fees associated with the negotiation of potential license agreements and increased costs of investor relations associated with operating as a public entity for the full year of 1998. Interest expense decreased from $312,000 in 1997 to $43,000 in 1998 as a result of the borrowings under a line of credit that commenced in March 1997 were repaid in July 1997. The Company also had more interest expense on capitalized leases during 1997. Depreciation and amortization increased from $319,000 in 1997 to $388,000 in 1998. The Company purchased additional laboratory and office equipment in 1998.

     In 1998, the Company was able to utilize net operating loss carryforwards to offset its income and, therefore, had no provision for income taxes.
In 1997, the Company recognized a provision for income taxes of $258,000 which was based upon prevailing federal and state tax rates reduced by the utilization of net operating loss carryforwards to the extent permitted by the alternative minimum tax rules.

     The Company's net income in 1997 was $5,139,000 compared to net income of $1,453,000 in 1998.

Years Ended December 31, 1996 and 1997

     Contract research and development revenue increased from $318,000 in 1996 to $14,591,000 in 1997 as the Company received a licensing fee and reimbursement of clinical development costs in connection with the BMS License Agreement. Revenues from research grants increased from $203,000 in 1996 to $665,000 in 1997. The increase resulted from the funding of a greater number of grants in 1997. Sales of research reagents decreased from $98,000 in 1996 to $57,000 in 1997 resulting from decreased orders for such reagents during 1997. Interest income increased from $106,000 in 1996 to $301,000 in 1997 due to the increase in cash available for investing as the Company received funding from the BMS License Agreement in July 1997 and its initial public offering in November 1997.

     Research and development expenses increased from $3,700,000 in 1996 to $7,364,000 in 1997. The increase was principally due to payments to licensors in connection with the BMS License Agreement, additional costs of manufacturing GMK in 1997 for the Company's Phase III clinical trials and compensation expense related to the issuance of stock options to employees and consultants.

     General and administrative expenses decreased from $2,808,000 in 1996 to $2,222,000 in 1997. The decrease was principally due the reduction of professional fees and printing costs that were associated with the Company's unsuccessful efforts to sell Common Stock in a registered public offering in 1996. Interest expense increased from $51,000 in 1996 to $312,000 in 1997 as a result of borrowings commencing in March 1997 under a line of credit. Depreciation and amortization remained relatively unchanged from $309,000 in 1996 to $319,000 in 1997.

     In 1997, the Company recognized a provision for income taxes of $258,000 which was based upon prevailing federal and state tax rates reduced by the utilization of net operating loss carryforwards to the extent permitted by the alternative minimum tax rules.

     The Company's net loss in 1996 was $6,143,000 compared to net income of $5,139,000 in 1997.

     Liquidity and Capital Resources

     The Company has funded its operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, a line of credit that was repaid and terminated, payments received under collaboration agreements including those with BMS and Roche, an initial public offering, funding under research grants and contracts, interest on investments and the sale of research reagents.

     During the fourth quarter of 1995 and the first quarter of 1996, the Company raised $897,000 and $4,777,000 in net proceeds from the sale of approximately 44,900 units and 241,203 units, respectively, in a private placement of shares of the Company's Series C Preferred Stock in a unit offering. Each $20.00 unit ("Series C Unit") consisted of four shares of Series C Preferred Stock and one warrant entitling the holder to purchase one share of Series C Preferred Stock for $5.00 any time within five years of the date of issuance ("Series C Warrant"). In November 1997, all outstanding shares of preferred stock of the Company were converted into shares of Common Stock in connection with the Company's initial public offering. In addition, during December 1995, a note payable in the aggregate principal amount of $1,200,000, plus accrued and unpaid interest of $24,000, was converted into approximately 61,200 Series C Units. At December 31, 1998, there were 347,249 Series C Warrants outstanding which if exercised in full would result in $1,736,000 of net proceeds to the Company and the issuance of 260,455 shares of Common Stock.

     In March 1997, the Company entered into a credit agreement with Chase Capital Bank (the "Chase Loan Agreement"), which provided for borrowings of up to $2,000,000. The Company borrowed the full amount available under this facility in drawings made between March and June 1997. Borrowings made by the Company had a stated interest rate of prime and were used to fund working capital. The Company repaid all outstanding borrowings in July 1997 from proceeds of payments received by the Company under the BMS License Agreement. Upon such repayment, the line of credit terminated. The Company's obligations under the Chase Loan Agreement were guaranteed by two affiliates of the Company, and in consideration of such guarantee these affiliates were issued between March and July 1997 warrants to purchase an aggregate of 70,000 shares of Common Stock at an exercise price of $4.00 per share as a result of the completion of the Company's initial public offering. At December 31, 1998, all 70,000 warrants were outstanding and fully exercisable.

     In November 1997, the Company sold 2,300,000 shares of Common Stock in its initial public offering. After deducting underwriting discounts and commissions and other expenses, the Company received net proceeds of $16,015,000. The net proceeds were invested in short-term, interest bearing investment grade securities pending further application by the Company.

     At December 31, 1998, the Company had cash, cash equivalents and marketable securities totaling $24,650,000 compared with $23,624,000 at December 31, 1997. The Company's facility lease was extended from May 1998 to December 2000 at a monthly rental of $54,000. The Company expects to incur during 1999 costs of approximately $500,000 for leasehold improvements and equipment to enhance its manufacturing capabilities.

     The Company believes that its present capital resources should be sufficient to fund operations at least through the end of 2000, based on the Company's current operating plan. No assurance can be given that there will be no change that would consume the Company's liquid assets before such time. The Company will require substantial funds to conduct development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, the Company's cash requirements may vary materially from those now planned because of results of research and development and product testing, potential relationships with in-licensors and collaborators, changes in the focus and direction of the Company's research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. The Company has no committed external sources of capital and, as discussed above, expects no significant product revenues for a number of years as it will take at least that much time to bring the Company's products to the commercial marketing stage. The Company may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of the Company's technology, to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all.

     Year 2000 Compliance

     The "Year 2000" problem relates to many currently installed computers, software, and other equipment that relies on embedded technology (collectively, "Business Systems"). These Business Systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, in less than one year, Business Systems used by many companies, in a very wide variety of applications, will experience operating difficulties unless they are modified, upgraded, or replaced to adequately process information involving, related to or dependent upon the century change. If a Business System used by the Company or a third party dealing with the Company fails because of the inability of the Business System to properly read a 21st century date, the results could have a material adverse effect on the Company. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 Business systems failures and has established a team to address Year 2000 risk. The team is reviewing the Company's internal infrastructure and believes that it has identified substantially all of the major Business Systems used in connection with its internal operations. The Company has commenced the process of identifying and correcting the major Business Systems that may need to be modified, upgraded, or replaced, and expects to complete this process, along with remedial actions before the end of 1999. Costs incurred to date to correct Year 2000 problems have been immaterial. The Company estimates the total cost to complete any required modifications, upgrades, or replacements of affected Business Systems will not have a material impact on the Company's business or results of operations. This estimate is being monitored and will be revised, if necessary, as additional information becomes available. The Company also recognizes the risk that suppliers of products, services, and collaborators with whom the Company transacts business on a worldwide basis may not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and collaborators to determine the extent to which the Company is vulnerable if these third parties fail to remediate their own Year 2000 issues. The review is ongoing and the Company is unable to determine, at this time, the probability that any material supplier or collaborator will not be able to correct any Year 2000 problem in a timely manner. In the event any such third parties cannot provide the Company with products, services, or continue the collaborations with the Company, the Company's results of operations could be materially adversely affected. Based on the above, the Company has yet to develop a comprehensive contingency plan with respect to the Year 2000 problem. The Company will continue to monitor its own Business Systems and, to the extent possible, evaluate the Business Systems of its third party suppliers and collaborators to ensure progress on this critical matter. However, if the Company identifies significant risk related to the Year 2000 compliance or progress deviates from anticipated timelines, the Company will develop contingency plans as deemed necessary at that time.

     Impact of the Adoption of Recently Issued Accounting Standard

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

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     At December 31, 1998, the Company did not hold any market risk sensitive instruments.

Item 8.   Financial Statements and Supplementary Data

PROGENICS PHARMACEUTICALS, INC.

Index to Financial Statements

                                                                   Page
                                                                   ----
 Report of Independent Accountants                                  40

 Financial Statements:
  Balance Sheets as of December 31, 1997 and 1998                   41

  Statements of Operations for the years ended
    December 31, 1996, 1997 and 1998                                42

  Statements of Stockholders' (Deficit) Equity for the
    Years ended December 31, 1996, 1997 and 1998                    43

  Statements of Cash Flows for the years ended
    December 31, 1996, 1997 and 1998                                44

Notes to Financial Statements                                       45

Report of Independent Accountants



To the Board of Directors and Stockholders of Progenics Pharmaceuticals, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. (the "Company") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





                                   PricewaterhouseCoopers LLP


New York, New York
February 16, 1999

PROGENICS PHARMACEUTICALS, INC.

BALANCE SHEETS

                                                            December 31,
                                                   -------------------------------
                                                       1997              1998
                      ASSETS:                      -------------     -------------
 Current assets:
  Cash and cash equivalents                        $ 21,737,925      $ 14,437,263
  Marketable Securities                                                10,212,876
  Accounts receivable                                   164,308         1,634,480
  Other current assets                                   26,483           555,862
                                                   -------------     -------------
     Total current assets                            21,928,716        26,840,481
                                                   -------------     -------------

 Marketable securities                                1,886,200
 Fixed assets, at cost, net of accumulated
   depreciation and amortization                        688,174         1,045,389
 Security deposits and other assets                      39,521            13,745
                                                   -------------     -------------
     Total assets                                  $ 24,542,611      $ 27,899,615
                                                   =============     =============

       LIABILITIES and STOCKHOLDERS' EQUITY:

 Current liabilities:
  Accounts payable and accrued expenses            $  1,226,248      $  1,595,665
  Income taxes payable                                   57,770
  Capital lease obligations, current portion             82,859           107,346
                                                   -------------     -------------
     Total current liabilities                        1,366,877         1,703,011

 Capital lease obligations                              141,402           117,166
                                                   -------------     -------------
     Total liabilities                                1,508,279         1,820,177
                                                   -------------     -------------
 Commitments and contingencies

 Stockholders' equity:
  Preferred stock, $.001 par value; 14,320,174
     shares authorized; issued and outstanding - none
  Common Stock, $.0013 par value; 40,000,000 shares
    authorized; shares issued and outstanding -
    9,001,553 in 1997 and 9,358,207 in 1998              11,702            12,166
  Additional paid-in capital                         43,444,701        44,377,193
  Unearned compensation                              (1,761,381)       (1,111,018)
  Accumulated deficit                               (18,661,030)      (17,207,993)
  Accumulated other comprehensive income                    340             9,090
                                                   -------------     -------------
         Total stockholders' equity                  23,034,332        26,079,438
                                                   -------------     -------------
     Total liabilities and stockholders'
       equity                                      $ 24,542,611      $ 27,899,615
                                                   =============     =============



The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

STATEMENTS of OPERATIONS

                                                     Years Ended December 31,
                                        -------------------------------------------------
                                            1996              1997              1998
                                        -------------     -------------     -------------
 Revenues:
  Contract research and development     $    318,370      $ 14,591,505      $ 11,135,026
  Research grants                            202,559           664,983         1,250,908
  Product sales                               98,049            56,531           180,204
  Interest income                            105,808           300,966         1,454,844
                                        -------------     -------------     -------------
     Total revenues                          724,786        15,613,985        14,020,982
                                        -------------     -------------     -------------
 Expenses:
  Research and development                 3,700,204         7,364,117         8,296,559
  General and administrative               2,807,668         2,221,667         3,840,737
  Interest expense                            50,706           311,522            42,729
  Depreciation and amortization              308,882           319,486           387,920
                                        -------------     -------------     -------------

     Total expenses                        6,867,460        10,216,792        12,567,945
                                        -------------     -------------     -------------

     Operating (loss) income              (6,142,674)        5,397,193         1,453,037


 Income taxes                                                  257,770
                                        -------------     -------------     -------------

     Net (loss) income                  $ (6,142,674)     $  5,139,423      $  1,453,037
                                        =============     =============     =============

 Net (loss) income per share - basic      $  (2.68)         $   1.64          $   0.16
                                          =========         =========         =========
 Net (loss) income per share - diluted    $  (2.68)         $   0.66          $   0.14
                                          =========         =========         =========


The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

STATEMENTS of STOCKHOLDERS' EQUITY (DEFICIT)

For the years ended December 31, 1996, 1997 and 1998

                                                                                                   Accumu-
                                                                                                    lated
                                                                                                    Other                 Compre-
                       Preferred Stock      Common Stock    Additional                             Compre-                hensive
                     -------------------- -----------------   Paid-in     Unearned    Accumulated  hensive                 (Loss)
                       Shares     Amount   Shares   Amount    Capital   Compensation    Deficit    Income     Total        Income
                     ----------- -------- --------- ------- ----------- ------------ ------------- ------- ------------ ------------
Balance at
 December 31, 1995    4,715,014  $ 4,715  2,294,675 $ 2,983 $19,025,723 $  (523,915) $(17,657,779)         $   851,727
Issuance of
 compensatory
 stock options                                                   60,000     (60,000)
Sale of Series C
 Preferred Stock
 units for cash, net
 of expenses ($20.00
 per unit)              964,812      965                      4,776,359                                      4,777,324
Amortization of un-
 earned compensation                                                        128,963                            128,963
Net loss for the
 year ended
 December 31, 1996                                                                     (6,142,674)          (6,142,674) $(6,142,674)
                     ----------- -------- --------- ------- ----------- ------------ ------------- ------- ------------ ------------
Balance at
 December 31, 1996    5,679,826    5,680  2,294,675   2,983  23,862,082    (454,952)  (23,800,453)            (384,660) $(6,142,674)
                                                                                                                        ============
Issuance of
 compensatory stock
 options and warrants                                         2,634,950  (2,634,950)
Amortization of un-
 earned compensation                                                      1,328,521                          1,328,521
Exercise of stock
 options ($1.33 per
 share)                                      27,000      35      35,875                                         35,910
Issuance of common
 stock in July in
 consideration for
 an amendment to
 an agreement
 ($7.50 per share)                          120,000     156     899,844                                        900,000
Issuance of common
 stock in an initial
 public offering
 ($8.00 per share),
 net of expenses                          2,300,000   2,990  16,011,808                                     16,014,798
Conversion of pre-
 ferred stock to com-
 mon stock as the re-
 sult of the initial
 public offering     (5,679,826)  (5,680) 4,259,878   5,538         142
Net income for the
 year ended
 December 31, 1997                                                                      5,139,423            5,139,423  $ 5,139,423
Net unrealized gain
 on marketable
 securities                                                                                        $  340          340          340
                     ----------- -------- --------- ------- ----------- ------------ ------------- ------- ------------ ------------
Balance at
 December 31, 1997         -         -    9,001,553  11,702  43,444,701  (1,761,381)  (18,661,030)    340   23,034,332  $ 5,139,763
                                                                                                                        ============
Amortization of un-
 earned compensation                                                        650,363                            650,363
Sale of common stock
 under employee stock
 purchase plans and
 exercise of stock
 options                                    356,654     464     907,667                                        908,131
Other adjustments
 to stockholders
 equity                                                          24,825                                         24,825
Net income for the
 year ended
 December 31, 1998                                                                      1,453,037            1,453,037  $ 1,453,037
Changes in unrealized
 gain on marketable
 securities                                                                                         8,750        8,750        8,750
                     ----------- -------- --------- ------- ----------- ------------ ------------- ------- ------------ -----------
Balance at
 December 31, 1998         -     $   -    9,358,207 $12,166 $44,377,193 $(1,111,018) $(17,207,993) $9,090  $26,079,438  $ 1,461,787
                     =========== ======== ========= ======= =========== ============ ============= ======= ============ ============

Securities issued for non-cash consideration were valued based upon the Board of Directors' estimate of fair value of the securities issued at the time the services were rendered.

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

STATEMENTS of CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                                                       Years Ended December 31,
                                                                          -------------------------------------------------
                                                                              1996              1997              1998
                                                                          -------------     -------------     -------------
 Cash flows from operating activities:
   Net (loss) income                                                      $ (6,142,674)     $  5,139,423      $  1,453,037
   Adjustments to reconcile net (loss) income to net
     cash (used in) provided by operating activities:
       Depreciation and amortization                                           308,882           319,486           387,920
       Amortization of premiums, net of discounts, on
         marketable securities                                                                                     132,406
       Expenses incurred in connection with issuance
         of common stock, stock options and warrants                           128,963         1,328,521           650,363
       Stock issued in consideration for amending an agreement                                   900,000
       Other                                                                                                        24,825
       Changes in assets and liabilities:
         Decrease (increase) in accounts receivable                             30,756           (50,197)       (1,470,172)
         (Increase) in other current assets                                    (34,723)           (5,433)         (529,379)
         Decrease (increase) in security deposits and other assets              40,906            (1,309)           25,776
         Increase (decrease) in accounts payable and accrued expenses        1,270,099          (559,596)          410,376
         (Decrease) increase in deferred lease liability                        (4,349)          (16,735)
         Increase in income taxes payable                                                         57,770           (57,770)
                                                                          -------------     -------------     -------------
         Net cash (used in) provided by operating activities                (4,402,140)        7,111,930         1,027,382
                                                                          -------------     -------------     -------------
 Cash flows from investing activities:
   Capital expenditures                                                        (96,672)          (69,784)         (767,688)
   Purchase of marketable securities                                                          (1,886,036)       (9,295,332)
   Sale of marketable securities                                                                                   845,000
   Other                                                                                                            80,732
                                                                          -------------     -------------     -------------
Net cash used in investing activities                                          (96,672)       (1,955,820)       (9,137,288)
                                                                          -------------     -------------     -------------
 Cash flows from financing activities:
   Proceeds from issuance of equity securities, net of offering expenses     4,777,324        16,050,708           908,131
   Payment of capital lease obligations                                       (191,142)         (115,557)          (98,887)
   Proceeds from notes payable                                                                 2,000,000
   Repayments of notes payable                                                                (2,000,000)
                                                                          -------------     -------------     -------------
         Net cash provided by financing activities                           4,586,182        15,935,151           809,244
                                                                          -------------     -------------     -------------
         Net increase (decrease) in cash and cash equivalents                   87,370        21,091,261        (7,300,662)

 Cash and cash equivalents at beginning of period                              559,294           646,664        21,737,925
                                                                          -------------     -------------     -------------
         Cash and cash equivalents at end of period                       $    646,664      $ 21,737,925      $ 14,437,263
                                                                          =============     =============     =============

 Supplemental disclosure of cash flow information:
   Cash paid for interest                                                 $     50,706      $     83,655      $     42,729
   Cash paid for income taxes                                                                    200,000           140,000

 Supplemental disclosure of noncash investing and financing activities:
   Increase in capital lease obligations                                  $     89,000      $     95,000      $     99,138
   Fixed assets included in accounts payable and accrued expenses                                                   40,959



The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

Notes to Financial Statements


1.   Organization and Business:

     Progenics Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer, viral diseases, including human immunodeficiency virus ("HIV") infection, and other diseases. Prior to July 1997, the Company was in the development stage. The Company was incorporated in Delaware on December 1, 1986. The Company has no products approved for sale by the U.S. Food and Drug Administration. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the continued services of its current employees, consultants and subcontractors.

     As of December 31, 1998, the Company had cash, cash equivalents and marketable securities of $24.6 million. The Company estimates that this amount will enable it to continue to operate beyond one year. In the future, the Company will need to raise additional financing through public or private equity financings, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. There can be no assurance that such additional financing, if at all available, can be obtained on terms reasonable to the Company. In the event the Company is unable to raise additional capital, operations will need to be scaled back or discontinued.


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

     Payments  from   Bristol-Myers  Squibb   Company,  Hoffmann-LaRoche,  the
     Department of Defense, Aaron Diamond AIDS Research Center and the National Institutes of Health (collectively the "Collaborators") (See
     Note 7) for contract research and development are used to subsidize the Company's research and development efforts. Such amounts are recognized as revenue as the related services are performed by the Company, provided the collection of the resulting receivable is probable. In situations where the Company receives payments in advance of performance of services, such amounts are deferred and recognized as revenue as the related services are performed.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     Upon the achievement of defined events certain Collaborators are required to make milestone payments to the Company. Such amounts are included in contract research and development revenue and are recognized as revenue upon the achievement of the event and when collection of the resulting receivable is probable.

     Interest income is recognized as earned.

     For each of the three years in the period ended December 31, 1998, all of the Company's research grant revenue and contract research and development revenue came from the NIH and the Collaborators, respectively.

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

     Cash and Cash Equivalents
     The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 1998 and 1997, the Company had invested approximately $14,208,000 and $20,787,000 in funds with two major investment companies and held approximately $229,000 and $951,000 in a single commercial bank, respectively.

     Net (Loss) Income Per Share
     The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128").

     Basic net (loss) income per share is computed on the basis of net (loss) income for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share includes, where dilutive, the number of shares issuable upon exercise of outstanding options and warrants and the conversion of preferred stock. Disclosures required by SFAS No. 128 have been included in Note 12.

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

     Risks and Uncertainties
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to the recoverability of fixed assets and deferred taxes. Actual results could differ from those estimates. See also Notes 1 and 7(c).


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

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

     Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair-value-based method of accounting for stock-based compensation, have been included in Note 8.

     The fair value of options and warrants granted to non-employees for financing, goods or services are included in the financial statements and expensed over the life of the debt, as the goods are utilized or the services performed, respectively.

     Comprehensive (Loss) Income
     For the year ended December 31, 1998, the Company adopted statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). Comprehensive (loss) income represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive
     (loss) income of the Company includes net (loss) income adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive (loss) income is immaterial. The disclosures required by SFAS No. 130 for the years ended December 31, 1996, 1997 and 1998 have been included in the Statements of Stockholders' (Deficit) Equity.

     Reclassifications
     Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 presentation.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

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

     As of December 31, 1997 and 1998, marketable securities had maturities of less than three years. The following table summarizes the amortized cost basis, the aggregate fair value, and gross unrealized holding gains and losses at December 31, 1997 and 1998:

                                                         Unrealized Holding
                            Amortized      Fair      -------------------------
                           Cost Basis      Value      Gains   (Losses)   Net
                           -----------  -----------  -------  --------  ------
     1997:
      Corporate debt
        securities         $ 1,885,860  $ 1,886,200  $ 1,496  $(1,156)  $  340
                           ===========  ===========  =======  ========  ======
     1998:
      Corporate debt
        securities         $10,203,786  $10,212,876  $12,296  $(3,206)  $9,090
                           ===========  ===========  =======  ========  ======

     For the years ended December 31, 1997 and 1998, there were no realized gains and losses from the sale of marketable securities. The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.


4.   Fixed Assets:

     Fixed assets, including amounts under capitalized lease obligations, consist of the following:

                                                          December 31,
                                                 -----------------------------
                                                      1997            1998
                                                 -------------   -------------
      Machinery and equipment                     $ 1,702,892     $ 1,813,726
      Furniture and fixtures                          138,415         216,810
      Leasehold improvements                           29,702         399,477
                                                 -------------   -------------
                                                    1,871,009       2,430,013
        Less, Accumulated depreciation and
          amortization                             (1,182,835)     (1,384,624)
                                                 -------------   -------------
                                                  $   688,174     $ 1,045,389
                                                 =============   =============


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

5.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of the following:

                                                          December 31,
                                                   ---------------------------
                                                      1997            1998
                                                   -----------     -----------
     Accounts payable                              $  517,714      $1,140,442
     Fees payable to Scientific Advisory Board
       members                                         38,500          16,000
     Accrued payroll and related costs                330,480         144,615
     Legal and accounting fees payable                322,819         294,608
     Deferred lease liability, current portion         16,735
                                                   -----------     -----------
                                                   $1,226,248      $1,595,665
                                                   ===========     ===========


6.   Stockholders' Equity:

     Subsequent to the Company's initial public offering of its common stock as discussed below, the Company is authorized to issue 40,000,000 shares of common stock, par value $.0013 ("Common Stock"), and 14,320,174 shares of preferred stock, par value $.001. The Board has the authority to issue common and preferred shares, in series, with rights and privileges determined by the Board.

     Prior to the Company's initial public offering ("IPO"), 4,000,000 preferred shares were designated as Series A Preferred Stock ("Series A"), 2,500,000 shares were designated as Series B Preferred Stock ("Series B") and 3,750,000 shares were designated as Series C Preferred Stock ("Series C") (collectively the "Preferred Stock").

     In connection with the issuance of Series C stock in 1995 and 1996, the Company issued 347,249 five-year warrants (the "C Warrants"). Each C Warrant, subsequent to the IPO, entitles the holder to purchase .75 share of Common Stock at $6.67. The number of C Warrants and their exercise price are subject to adjustment in the event the Company issues additional shares of Common Stock at below defined per share prices. As of December 31, 1998, 347,249 C Warrants were issued and outstanding and fully exercisable into 260,455 shares of Common Stock.

     During November 1997, the Company completed an IPO of 2,300,000 shares of its Common Stock, in which the Company raised approximately $16 million, net of expenses and underwriting discount. Concurrent with the IPO, all outstanding shares of Preferred Stock, were converted into 4,259,878 shares of Common Stock and thereafter retired.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

7.   Commitments and Contingencies:

     a. Operating Leases

        The Company leased office and laboratory space under noncancelable lease agreements (the "Leases"). The Leases provided for escalations of the minimum rent during the lease term as well as additional charges based upon usage of certain utilities in excess of defined amounts ("Additional Utility Charges"). The Company recognized rental expense from the Leases on the straight-line basis. During the years ended December 31, 1996, 1997 and 1998, approximately $4,000, $33,000 and $17,000, respectively, of previously recognized rent expense, which had been included as a deferred lease liability, was paid.

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

        As of December 31, 1998, future minimum annual payments under all operating lease agreements, including the Sublease, are as follows:

                                                          Minimum
        Years ending                                       Annual
        December 31,                                      Payments
        ------------                                      --------
            1999                                           657,829
            2000                                             8,569
            2001                                             7,534
            2002                                             1,521
                                                          --------
                                                          $675,453
                                                          ========

        Rental expense totaled approximately $645,000, $628,000 and $672,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Additional Utility Charges, were not material for these periods.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     b. Capital Leases

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

        As of December 31, 1998, minimum annual payments under all capital leases, including required payments to acquire leased equipment, are as follows:

                                                          Minimum
        Years Ending                                       Annual
        December 31,                                      Payments
        ------------                                      --------
            1999                                          $146,644
            2000                                           102,994
            2001                                            37,069
            2002                                             5,175
                                                          --------
                                                           291,882
          Less, Amounts representing interest              (67,370)
                                                          ---------
                Present value of net minimum
                   capital lease payments                 $224,512
                                                          =========

     Leased equipment included as a component of fixed assets was approximately $835,000 and $388,000 at December 31, 1997 and 1998, respectively; related accumulated depreciation was approximately $473,000 and $148,000 for the same respective periods.

     c. Licensing and Corporate Collaboration Agreements:

       i. Universities
          The Company (as licensee) has a worldwide licensing agreement with Columbia University ("Columbia"). The license, as amended during October 1996, provides the Company with the exclusive right to use certain technology developed on behalf of Columbia. According to the terms of the agreement, the Company is required to pay nonrefundable licensing fees ("Licensing Fees"), payable in installments by defined dates or, if earlier, as certain milestones associated with product development ("Milestones") occur, as defined, which include the manufacture and distribution of a product which uses the licensed technology by 2004. The Company expenses Licensing Fees when they become payable by the Company to Columbia. In addition, the Company is required to remit royalties based upon the greater of minimum royalties, as defined, or a percentage of net sales of products which utilize the licensed technology and a portion of sublicensing income, as defined. The licensing agreement may be terminated by Columbia under certain circumstances which includes the Company's failure to achieve the Milestones; however, Columbia shall not unreasonably withhold its consent to revisions to the due dates for achieving the Milestones under certain circumstances. If not terminated early, the agreement shall continue until expiration, lapse or invalidation of Columbia's patents on the licensed technology. The Company has the right to terminate the agreement at any time upon 90 days prior written notice. The termination of the license could have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the agreement, there can be no assurances that the agreement will not be terminated.


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

      ii. Sloan-Kettering Institute for Cancer Research
          In November 1994, the Company (as licensee) entered into a worldwide exclusive licensing agreement with Sloan-Kettering Institute for Cancer Research ("Sloan-Kettering") whereby the Company has the exclusive right to use certain technology owned by Sloan-Kettering. Certain employees of Sloan-Kettering are consultants to the Company (see Note 7(d)). The Company is required to remit royalties based upon the greater of minimum royalties, as defined, or as a percentage of sales of any licensed product, as defined ("Product Royalties"), and sublicense income, as defined, earned under sublicenses granted by the Company in accordance with this licensing agreement ("Sublicense Royalties"). In the event that no Product Royalties or Sublicense Royalties are due in a given calendar year, then a defined percentage of that year's minimum royalty will be creditable against future Product Royalties or Sublicense Royalties due Sloan-Kettering. The licensing agreement may be terminated by Sloan-Kettering in the event that the Company fails to achieve certain defined objectives, which include the manufacture and distribution of a product which uses the licensed technology, by 2004, or if the Company fails to satisfy certain other contractual obligations ("Early Termination"); otherwise the agreement shall terminate either upon the expiration or abandonment of Sloan-Kettering's patents on the technology licensed, or 15 years from the date of first commercial sale, as defined, whichever is later. With regard to Early Termination, Sloan-Kettering shall not unreasonably withhold its consent to revisions to the due dates for achieving the defined objectives under certain circumstances. The Company has the right to terminate the agreement at any time upon 90 days prior written notice ("Company Termination"). In the event of Early Termination or Company Termination, all licensing rights under the agreement would revert to Sloan-Kettering. Early Termination of the license could have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the license, there can be no assurance that the licensing agreement will not be terminated.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     iii. Aquila Biopharmaceuticals, Inc.
          In August 1995, the Company (as licensee) entered into a license and supply agreement (the "L&S Agreement") with Aquila Biopharmaceuticals, Inc. ("Aquila"). Under the terms of the L&S Agreement, the Company obtained a coexclusive license to use certain technology and a right to purchase QS-21 adjuvant (the "Product") from Aquila for use in the Company's research and development activities. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and issued 45,000 restricted shares of the Company's Common Stock ("Restricted Shares") to Aquila. The Restricted Shares are nontransferable with this restriction lapsing upon the Company's achievement of certain milestones ("L&S Milestones"), as defined. In the event that any one or more L&S Milestones do not occur, the underlying Restricted Shares would be returned to the Company. As of December 31, 1998, the restrictions on 11,250 shares of common stock have lapsed. The fair value of the Restricted Shares, combined with the noncreditable license fee, were expensed during 1995 as research and development. In addition, the Company will be required to remit royalties based upon the net sales of products sold using the licensed technology ("Licensed Products") and a defined percentage of any sublicense fees and royalties payable to the Company with respect to Licensed Products. The L&S Agreement may be terminated by Aquila in the event that the Company fails to achieve certain defined objectives, which include the manufacture and distribution of a Licensed Product, by 2004 ("Early Termination"); otherwise the L&S Agreement shall terminate upon the expiration of Aquila's patents on the technology licensed. With regard to Early Termination, Aquila shall not unreasonably withhold its consent to revisions to the due dates for achieving the L&S Milestones under certain circumstances. The Company has the right to terminate the L&S Agreement at any time upon 90 days prior written notice ("Company Termination"), as defined. In the event of Early Termination or Company Termination, all licensing rights under the agreement would revert to Aquila. Early termination of the L&S Agreement would have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the L&S Agreement, there can be no assurance that the agreement will not be terminated.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

      iv. Bristol-Myers Squibb Company
          In July 1997, the Company and Bristol-Myers Squibb Company ("BMS") entered into a Joint Development and Master License Agreement (the "BMS License Agreement") under which BMS obtained an exclusive worldwide license to manufacture, use and sell products resulting from development of the Company's products related to certain therapeutic cancer vaccines (the "Cancer Vaccines"). Upon execution of the agreement, BMS made non-refundable cash payments of $9.5 million, as reimbursement for expenses previously incurred by the Company in the development of the Cancer Vaccines, $2.0 million as a licensing fee and approximately $1.8 million as reimbursement of the Company's budgeted clinical development costs for the Cancer Vaccines for the period April 15, 1997 through September 30, 1997. In addition, BMS is obligated to make future non-refundable payments as defined upon the achievement of specified milestones and pay royalties on any product sales. BMS is also required to subsidize ongoing development, clinical trials and regulatory filings
          ("Development Costs") conducted by the Company on a time and material basis related to the Cancer Vaccines. BMS's funding of future Development Costs are refundable by the Company only to the extent that the Company receives such funding in advance and fails to expend such amounts for their intended purposes. The Company recognized as revenue the reimbursement of prior expenses and the licensing fee upon receipt of the funds. The Company recognizes revenue for the funding of Development Costs on a pro rata basis as the related expenses are incurred.

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


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

       v. Hoffmann-LaRoche
          On December 23, 1997 (the "Effective Date"), the Company entered into an agreement (the "Roche Agreement") to conduct a research collaboration with F. Hoffmann-LaRoche Ltd. and Hoffmann-LaRoche, Inc. (collectively "Roche") to identify novel HIV therapeutics. The Roche Agreement grants to Roche an exclusive worldwide license to use certain of the Company's intellectual property rights related to HIV to develop, make, use and sell products resulting from the collaboration.

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


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

        In connection with all the agreements discussed above, the Company has recognized research and development expenses, including transaction costs, totaling approximately $170,500, $1,901,000 and $550,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Such expenses include the fair value of the Restricted Shares and 120,000 shares of Common Stock issued in July 1997. In addition, as of December 31, 1998, remaining payments associated with milestones and defined objectives with respect to the above agreements total $650,000. Future annual minimum royalties under the licensing agreements described in (i) through (iii) above are not significant.

     d. Consulting Agreements

        As part of the Company's research and development efforts it enters into consulting agreements with external scientific specialists ("Scientists") and others. These Agreements contain varying terms and provisions including fees to be paid by the Company and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable to the Company. Certain Scientists, some of who are members of the Company's Scientific Advisory Board, have purchased Common Stock or received stock options which are subject to vesting provisions, as defined. The Company has recognized expenses with regards to these consulting agreements totaling approximately $268,000, $971,000, and $482,000 for the years ended December 31,
        1996, 1997 and 1998, respectively. Such expenses include the fair value of stock options of approximately $112,000, $772,000 and $329,000 for the years ended December 31, 1996, 1997 and 1998, respectively.


8.   Stock Option and Employee Stock Purchase Plans:

     The Company adopted three stock option plans, the Non-Qualified Stock Option Plan, the Stock Option Plan and the Amended Stock Incentive Plan (individually the "89 Plan," "93 Plan" and "96 Plan," respectively, or collectively, the "Plans"). Under the 89 Plan, the 93 Plan and the 96 Plan as amended, a maximum of 375,000, 750,000 and 2,000,000 shares of Common Stock, respectively, are available for awards to employees, consultants, directors and other individuals who render services to the Company (collectively, "Optionees"). The Plans contain certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. The 89 Plan and 93 Plan provide for the Board, or the Compensation Committee ("Committee") of the Board, to grant stock options to Optionees and to determine the exercise price, vesting term and expiration date. The 96 Plan provides for the Board or Committee to grant to Optionees stock options, stock appreciation rights, restricted stock performance awards or phantom stock, as defined (collectively "Awards"). The Committee will also determine the term and vesting of the Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Options granted under the Plans generally vest pro rata over five to ten year periods and have terms of ten to twenty years. Except as noted below, the exercise price of outstanding awards was equal to the fair value of the Company's Common Stock on the dates of grant. Under the 89 Plan, for a period of ten years following the termination for any reason of an Optionee's employment or active involvement with the Company, as determined by the Board, the Company has the right to repurchase any or all shares of Common Stock held by the Optionee and/or any or all of the vested but unexercised portion of any option granted to such Optionee at a purchase price defined by the 89 Plan. The 89 Plan terminated in April, 1994 and the 93 Plan and the 96 Plan will terminate in December, 2003 and October, 2006, respectively; however, options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     The following table summarizes stock option information for the Plans as of December 31, 1998:

                             Options Outstanding           Options Exercisable
                      ---------------------------------  ---------------------
                                   Weighted-
                                    Average   Weighted-              Weighted-
        Range of                   Remaining   Average                Average
        Exercise        Number    Contractual  Exercise    Number     Exercise
         Prices       Outstanding    Life       Price    Exercisable    Price
     ---------------- ----------- ----------- ---------  ----------- ---------
          $1.33          188,859    5.5 yr.    $ 1.33       176,109    $ 1.33

      $ 3.67 - $ 5.33  1,164,139    6.5 yr.    $ 4.47       671,723    $ 4.55

      $ 6.67 - $10.00    377,500    9.7 yr.    $ 9.26         3,000    $ 6.67

      $10.50 - $14.50    541,800   10.0 yr.    $12.03         2,300    $14.07

      $17.00 - $19.38     16,000    9.2 yr.    $18.34         5,332    $18.34
                      -----------                         ----------

      $ 1.33 - $19.28  2,288,298     7.8 yr.    $ 6.89       858,464    $ 4.01
                      ===========                          ==========


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     Transactions involving stock option awards under the Plans during 1996, 1997 and 1998 are summarized as follows:


                                                                   Weighted-
                                                                    Average
                                                       Number      Exercise
                                                     of Shares     Price (2)
                                                     ----------    ---------
         Balance outstanding, December 31, 1995        970,736      $ 4.39

       1996: Granted                                    94,500      $ 6.56
             Cancelled                                 (24,000)     $ 5.33
                                                     ----------
         Balance outstanding, December 31, 1996      1,041,236      $ 4.57

       1997: Granted (1)                               848,000      $ 4.00
             Cancelled (1)                            (302,888)     $ 5.36
             Exercised                                 (27,000)     $ 1.33
                                                     ----------
         Balance outstanding, December 31, 1997      1,559,348      $ 4.17

       1998: Granted                                   930,800      $11.07
             Cancelled                                 (10,700)     $ 7.89
             Exercised                                (191,150)     $ 4.54
                                                     ----------
         Balance outstanding, December 31, 1998      2,288,298      $ 6.89
                                                     ==========

       (1) Includes 216,225 options repriced, as discussed below
       (2) For all options granted in 1996 and 1998 and 2,100 in 1997, the option exercise price equaled the fair value of the Company's common stock on the date of grant. For 1997, 845,900 options were granted, with an exercise price below the fair market value of the Company's common stock on the date of grant.

     As of  December 31,  1996, 1997  and 1998,  488,553, 818,586, and 858,464
     options with weighted average exercise prices of $3.59, $3.92 and $4.01, respectively, were exercisable under the Plans.

     As of December 31, 1998, shares available for future grants under the 93 Plan and the 96 Plan amounted to 35,362 and 560,700, respectively.

     The Company, during 1997, granted 520,900 stock options (including 216,225 options repriced as discussed below) to employees, with an average exercise price of $4.00, which was below the estimated fair value of the Common Stock on the date of grant. Accordingly, the Company is recognizing compensation expense on a pro rata basis over the respective options' vesting periods, of one to five years, for the difference between the estimated fair value of the Common Stock on the date the option was granted and the exercise price ("Unamortized Compensation"). The Unamortized Compensation as of December 31, 1997 and 1998 has been included within stockholders equity. For the years ended December 31, 1997 and 1998, the annual amortization of Unearned Compensation for employees totaled $322,296 and $314,902. As of December 31, 1998 the unamortized portion of Unearned Compensation for employees totaled $417,502.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     The Company since its inception has granted an aggregate of 1,082,000 options with a weighted-average exercise price of $3.86 to consultants in consideration for services. The fair values of these options have been included as Unearned Compensation and are being amortized as compensation expense on a pro rata basis over the service period ranging from four years to ten years. For the years ended December 31, 1996, 1997 and 1998 the annual amortization of Unearned Compensation for consultants totaled $128,963, $778,358 and $335,461, respectively. The above amounts included the fair value of stock options issued to consultants as discussed in Note 7(d). As of December 31, 1998, the unamortized portion of Unearned Compensation for consultants totaled $693,516.

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

     During December 1993, the Board awarded a total of 750,000 stock options under the Executive Plan to one officer, of which 664,774 were non-qualified options ("NQOs") and 85,226 were ISOs. The NQOs and ISOs have a term of ten years and entitle the officer to purchase an equal number of shares of Common Stock at prices of $5.33 and $5.87 per share, respectively, which represented the estimated fair market value and 110% of the estimated fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors. 375,000 of the options vest pro rata over a period of four years, with the remaining 375,000 options vesting in full on the tenth anniversary of the date of grant; however, vesting with respect to the options vesting on the tenth anniversary will be accelerated in the event of the effective date of an initial public offering of the Company's Common Stock that yields certain gross per share amounts, as defined, or immediately before the closing of an acquisition of the Company. As the result of the Company's IPO and subsequent increase in the fair market value of the Company's Common Stock, 300,000 options vested. During 1998, 275,226 options, with a weighted-average exercise price of $5.50 per share, were exercised.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     The following table summarizes stock option information for the Executive Plan as of December 31, 1998:

                            Options Outstanding          Options Exercisable
                    ----------------------------------- -----------------------
                                  Weighted-
                                   Average    Weighted-               Weighted-
       Range of                   Remaining    Average                 Average
       Exercise       Number     Contractual  Exercise    Number      Exercise
        Prices      Outstanding     Life        Price   Exercisable     Price
     -------------  -----------  -----------  --------- -----------   ---------
        $5.33         474,774      5.0 yrs.     $5.33     399,774       $5.33


     As of  December 31,  1996, 1997  and 1998,  300,000, 450,000  and 399,774
     options with weighted-average exercise prices of $5.45, $5.43 and $5.33, respectively, were exercisable under the Executive Plan.

     On May 1, 1998, the Company adopted two employee stock purchase plans (the "Purchase Plans"), the 1998 Employee Stock Purchase Plan (the "Qualified Plan)" and the 1998 Non-Qualified Employee Purchase Plan (the "Non-Qualified"). The Purchase Plans provide for the grant to all employees of options to use up to 25% of their quarterly compensation, as such percentage is determined by the Board of Directors prior to the date of grant, to purchase shares of the Common Stock at a price per share equal to the lesser of the fair market value of the Common Stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grants. The Qualified Plan is not available for employees owning more than 5% of the Common Stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent the option grants are restricted under the Qualified Plan. The Qualified and Non-
     Qualified Plans provide for the issuance of up to 150,000 and 50,000 shares of Common Stock, respectively.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     Purchases of Common Stock during the year ended December 31, 1998 are summarized as follows:

                 Qualified Plan               Non-Qualified Plan
          -----------------------------    -----------------------
           Shares           Price            Shares          Price
          Purchased         Range          Purchased         Range
          ---------     ---------------    ---------         -----

            3,494       $10.63 - $12.96        -               -


     At December 31, 1998, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 146,506 and 50,000, respectively.

     The following table summarizes the pro forma operating results of the Company had compensation costs for the Plans, the Executive Plan and the Purchase Plans been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1996, 1997 and 1998 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                              Years Ended December 31,
                                      ---------------------------------------
                                          1996           1997         1998
                                      ------------    ----------   ----------

       Pro forma net (loss) income    $(6,189,086)    $5,016,206   $1,138,602
                                      ============    ==========   ==========
       Pro forma net (loss) income
         per share, basic                $(2.70)         $1.60        $0.13
                                         =======         =====        =====
       Pro forma net (loss) income
         per share, diluted              $(2.70)         $0.65        $0.11
                                         =======         =====        =====

     For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average fair value of the options granted during 1996, 1997 and 1998 was $4.60, $3.91 and $6.87 respectively. The following assumptions were used in computing the fair value of option grants: expected volatility of 81% in 1996 and 1997 and 71% in 1998; expected lives of 5 years after vesting; zero dividend yield and weighted-average risk-free interest rates of 6.0% in 1996, 6.72% in 1997 and 4.45% in 1998.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

9.   Employee Savings Plan:

     The Company, during 1993, adopted the provisions of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the "Amended Plan"). The terms of the Amended Plan, among other things, allow eligible employees, as defined, to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Company has agreed to match 25% of up to the first 8% of compensation that eligible employees contribute to the Amended Plan, as defined. In addition, the Company may also make a discretionary contribution, as defined, each year on behalf of all participants who are non-highly compensated employees, as defined. The Company made matching contributions of approximately $10,000, $9,000 and $27,000 to the Amended Plan for the years ended December 31, 1996, 1997 and 1998, respectively.



10.  Income Taxes:

     There is no tax provision for the year ended December 31, 1998 as the Company was able to utilize net operating loss carryforwards that previously had been fully provided for. The effects of the alternative minimum tax on the 1998 provision were immaterial.

     The tax provision for the year ended December 31, 1997 has been computed based upon the prevailing federal and state tax rates, offset by the utilization of net operating loss carryforwards to the extent permitted by the alternative minimum tax rules of the federal and state tax codes. There is no benefit for federal or state income taxes for the year ended December 31, 1996, since the Company has incurred operating losses and has established a valuation allowance equal to the total deferred tax asset.

     The  differences   between  the  Company's  effective  income  tax  rate,
     (benefit) provision, and the Federal statutory rate is reconciled below:


                                                 Years Ended December 31,
                                                 -------------------------
                                                 1996      1997      1998
                                                 -----     -----     -----
      Federal statutory rate                     (34)%      34 %      34 %
      State income taxes, net of Federal          (6)        6         6
      benefit
      Research and experimental tax credit        (2)       (3)      (17)
      Change in valuation allowance               42       (32)      (23)
                                                 -----     -----     -----
                                                   - %       5 %       - %
                                                 =====     =====     =====


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     The tax effect of temporary differences, net operating losses and tax credits carryforwards as of December 31, 1997 and 1998 are as follows:


                                                            December 31,
                                                     --------------------------
                                                         1997          1998
                                                     ------------  ------------
      Deferred tax assets and valuation allowance:
        Net operating loss carry-forwards            $ 1,638,783   $ 2,669,911
        Fixed assets                                      98,894       108,500
        Deferred charges                               5,726,342     4,762,978
        Research and experimental tax credit
          carry-forwards                                 831,670     1,083,944
        Alternative minimum tax credit                   211,384       211,384
        Valuation allowance                           (8,507,073)   (8,836,717)
                                                     ------------  ------------
                                                     $     -       $     -
                                                     ============  ============

     The Company does not recognize deferred tax assets considering the history of taxable losses and the uncertainty regarding the Company's ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

     As of December 31, 1998, the Company has available, for tax purposes, unused net operating loss carryforwards of approximately $6.5 million which will expire in various years from 2002 to 2013. The Company's research and experimental tax credit carryforwards expire in various years from 2003 to 2013. In addition, the Company's alternative minimum tax credit can be carried forward indefinitely. Future ownership changes may limit the future utilization of these net operating loss and tax credit carryforwards as defined by the federal and state tax codes.


11.  Line of Credit:

     During March 1997 the Company obtained a line of credit ("Line") from a bank. The terms of the Line provide for the Company to borrow up to $2 million. Outstanding borrowings accrue interest, payable monthly, at the bank's prime rate of interest. The Line expired on July 31, 1997. The repayment of the Line was guaranteed by two affiliates of a stockholder of the Company ("Affiliates").

     In consideration for the guarantee of the Line, the Company issued 70,000 warrants to the Affiliates. Such warrants vested immediately and expire after five years. The exercise price was determined to be $4.00 per share in November 1997 upon completion of the Company's IPO. The aggregate fair value of the warrants totaled $227,867, which was expensed during the year ended December 31, 1997.


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

12.  Net (Loss)  Income Per Share:

     The Company's basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. For the year ended December 31, 1996, the Company reported net losses and, therefore, common stock equivalents were not included since such inclusion would have been anti-dilutive. For the years ended December 31, 1997 and 1998, the Company reported net income and, therefore, all common stock equivalents, with exercise prices less than the average fair market value of the Company's Common Stock for the year, have been included in the calculation, as follows:


                                        Net Income                      Per
                                          (Loss)          Shares       Share
                                        (Numerator)    (Denominator)   Amount
                                       -------------   -------------   ------
      1998:
      Basic:
      Net income                       $  1,453,037      9,067,594      $0.16
                                       ============                     ======
      Effect of Dilutive Securities
      Options                                            1,465,119
      Warrants                                             194,420
                                                         ---------
      Diluted:
      Amounts used in computing per
        share data                     $  1,453,037     10,727,133      $0.14
                                       =============    ==========      ======
      1997:
      Basic:
      Net income                       $  5,139,423      3,127,855      $1.64
                                       =============                    ======
      Effects of Dilutive Securities
      Options                                              829.156
      Warrants                                              77,211
      Effect of conversion of
      preferred stock                                    3,769,700
                                                         ---------
      Diluted:
      Amounts used in computing per
        share data                     $  5,139,423      7,803,922      $0.66
                                       =============     =========      ======
      1996:
      Basic and Diluted:
      Net (loss)                       $ (6,142,674)     2,294,675     ($2.68)
                                       =============     =========     =======


                                   Continued

PROGENICS PHARMACEUTICALS, INC.

     For the years ended December 31, 1996, 1997 and 1998 common stock equivalents which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

                          1996                1997                1998
                   -------------------  ------------------  ------------------
                              Weighted            Weighted            Weighted
                              Average             Average             Average
                              Exercise            Exercise            Exercise
                     Number    Price     Number    Price     Number     Price
                   ---------  --------  --------  --------  --------  --------
     Options and
      Warrants     2,051,691    $5.14       -         -      16,000    $18.34

     Convertible
      Preferred
      Stock        4,259,878

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant

     Information  regarding the Company's  executive  officers is set forth in
Item 1 and is incorporated herein by reference. Information regarding the Company's directors will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

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

a)   Documents filed as part of this Report:

  1.  Report of Independent Accountants

  2.  Financial Statements and Supplemental Data
      Balance Sheets at December 31, 1997 and 1998
      Statements of Operations for the years ended December 31, 1996, 1997 and 1998
      Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1996, 1997 and 1998
      Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

b)   Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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

                            Progenics Pharmaceuticals, Inc.


                         By:  /s/ Paul J. Maddon, M.D., Ph.D.
                         -----------------------------------
                             Paul J. Maddon, M.D., Ph.D.
                              Chairman of the Board and
                               Chief Executive Officer
Date:  March 30, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

 Signature                           Title                      Date
---------------------------------   ------------------------   --------------

 /s/ Paul J. Maddon                  Chairman of the Board    March 30, 1999
---------------------------------    and Chief Executive
 Paul J. Maddon, M.D., Ph.D.         Officer (Principal
                                     Executive Officer)

 /s/ Ronald J. Prentki               President and Director   March 30, 1999
---------------------------------
 Ronald J. Prentki

 /s/ Robert A. McKinney              Vice President, Finance  March 30, 1999
---------------------------------    and Operations and
 Robert A. McKinney                   Treasurer (Principal
                                     Financial and
                                     Accounting Officer)

 /s/ Charles A. Baker                Director                 March 30, 1999
---------------------------------
 Charles A. Baker

 /s/ Mark F. Dalton                  Director                 March 30, 1999
---------------------------------
 Mark F. Dalton

 /s/ Stephen P. Goff, Ph.D.         Director                  March 30, 1999
---------------------------------
 Stephen P. Goff, Ph.D..

 /s/ Kurt W. Briner                 Director                  March 30, 1999
---------------------------------
 Kurt W. Briner

 /s/ Paul F. Jacobson                Director                 March 30, 1999
---------------------------------
 Paul F. Jacobson

 /s/ David A. Scheinberg             Director                 March 30, 1999
---------------------------------
 David A. Scheinberg, M.D., Ph.D.

                                 EXHIBIT INDEX

  Exhibit
    No.                 Description of Exhibit
---------   -------------------------------------------------------------------
    *3.1     Certificate of Incorporation of the Registrant, as amended.
    *3.2     By-laws of the Registrant.
    *4.1     Specimen Certificate for Common Stock, $.0013 par value per share, of the Registrant
   *10.1     Form of Registration Rights Agreement
   *10.2     1989 Non-Qualified Stock Option Plan ++
   *10.3     1993 Stock Option Plan as amended ++
   *10.4     1993 Executive Stock Option Plan ++
   *10.5     Amended 1996 Stock Incentive Plan ++
   *10.6     Form of Indemnification Agreement ++
    10.7 Employment Agreement dated as of December 22, 1998 between Registrant and Dr. Paul J. Maddon ++
   *10.8     Letter dated August 25, 1994 between the Registrant and Dr. Robert
              J. Israel ++
 ***10.9     Employment Agreement dated as of June 10, 1998 between Registrant and Ronald J. Prentki, as amended by Amendment No. 1 to Employment Agreement dated as of October 8, 1998 ++
  *+10.10    gp120 Supply Agreement dated July 19, 1995 between the Registrant and E. I. DuPont DeNemours and Company, as amended, October 27,
              1995
  *+10.11    sCD4 Supply Agreement dated June 27, 1995 between the Registrant and E. I. DuPont De Nemours and Company
  *+10.12    Supply Agreement dated February 8, 1996 between the Registrant and
              Intracel Corporation Stock Purchase Agreement dated February 11, 1994 between the Registrant and Christopher Ben (Exhibit 10.13 to the 1993 Form 10-K)
  *+10.13    License Agreement dated November 17, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research
  *+10.14    Clinical Trial Agreement dated December 12, 1994 between the
              Registrant and Sloan-Kettering Institute for Cancer Research
  *+10.15    QS-21 License and Supply Agreement dated August 31, 1995 between the Registrant and Cambridge Biotech Corporation (now known as Aquila Biopharmaceuticals, Inc.)
  *+10.16    gp120 Sublicense Agreement dated March 17, 1995 between the
              Registrant and Cambridge Biotech Corporation (now known as Aquila Biopharmaceuticals, Inc.)
  *+10.17    Cooperative Research and Development Agreement dated February 25,
              1993 between the Registrant and the Centers for Disease Control and Prevention
  *+10.18    License Agreement dated March 1, 1989, as amended by a Letter
              Agreement dated March 1, 1989 and as amended by a Letter Agreement dated October 22, 1996 between the Registrant and the Trustees of Columbia University
  *+10.19    License Agreement dated June 25, 1996 between the Registrant and
              The Regents of the University of California
  *+10.20    KLH Supply Agreement dated July 1, 1996 between the Registrant and
              PerImmune, Inc.
  *+10.21    sCD4 Supply Agreement dated November 3, 1993 between the
              Registrant and E.I. DuPont DeNemours and Company
   *10.22    Lease dated June 30, 1994 between the Registrant and Keren Limited
              Partnership
  *+10.23    Joint Development and Master License Agreement dated as of April
              15, 1997 between Bristol-Myers Squibb Company and the Registrant
  *+10.24    Sublicense Agreement with respect to the Sloan-Kettering License
              Agreement dated as of April 15, 1997 between Bristol-Myers Squibb Company and the Registrant
  *+10.25    Sublicense Agreement with respect to The Regents' License
              Agreement dated April 15, 1997 between Bristol-Myers Squibb Company and the Registrant
  *+10.26    Sublicense Agreement with respect to Aquila Biopharmaceuticals,
              Inc. License and Supply Agreement dated April 15, 1997 between Bristol-Myers Squibb Company and the Registrant

  *+10.27    Letter agreement dated as of April 15, 1997 among Bristol-Myers
              Squibb Company, Registrant and the Sloan-Kettering Institute for Cancer Research
   *10.28    Letter agreement dated as of April 15, 1997 among Bristol-Myers
              Squibb Company, Registrant and The Regents of the University of California
  *+10.29    Letter agreement dated as of April 15, 1997 among Bristol-Myers
              Squibb Company, Registrant and Aquila Biopharmaceuticals, Inc.
   *10.30    Form of Warrant to purchase Series C Preferred Stock
   *10.31    Form of Warrant issued to Tudor BVI Futures, Ltd. and Tudor Global
              Trading LLC
 **+10.32    Heads of Agreement, effective as of December 23, 1997, among F.
              Hoffman-La Roche Ltd., Hoffmann-La Roche Inc. and Registrant
    23.1     Consent of PricewaterhouseCoopers LLP
    27.1     Financial Data Schedule.
_____________
  *Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-13627, and incorporated by reference herein.
 **Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 6, 1998, and incorporated by reference herein.
***Previously filed as an exhibit to the Company's Quarterly Report on Form
   10-Q for the quarterly period ended September 30, 1998.
  +Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.
 ++Management contract or compensatory plan or arrangement.

                                                                   Exhibit 10.7
                             EMPLOYMENT AGREEMENT




          Agreement made  as  of  the  22nd  day  of  December,  1998,  between

PROGENICS PHARMACEUTICALS,  INC., a  Delaware corporation  (the  "Corporation")

with its principal place of business at Old Saw Mill River Road, Tarrytown, New

York 10591  and PAUL J.  MADDON ("MADDON")  residing at  191 Fox  Meadow  Road,

Scarsdale, New York 10583.


                                   RECITALS


          A.   The Corporation  is engaged  in the  business of  developing and marketing pharmaceutical products.

          B.   MADDON is  now serving  as Chairman, Chief Executive Officer and

Chief Science  Officer of  the Corporation  pursuant to an Employment Agreement dated as of December 15, 1993.

          C.   The Corporation wishes to continue to employ MADDON as Chairman,

Chief Executive Officer and Chief Science Officer and MADDON wishes to continue to serve  the Corporation  in such  capacities pursuant  to the  terms of  this

Employment Agreement.


                                   AGREEMENT


          In consideration of the facts mentioned above and the mutual promises set forth below, the parties agree as follows:

          1.   EMPLOYMENT.

               The  Corporation   hereby  employs  MADDON  as  Chairman,  Chief

Executive Officer  and Chief Science Officer, and MADDON hereby agrees to serve the Corporation in such capacities.

          2.   TERM.

          2.1  "The Term"  as used  herein shall mean the Initial Term plus any

Renewal Term.

          2.2  This Agreement  will be  for a  term of  Three  (3)  years  (the

"Initial Term"),  commencing on  the  date  hereof,  unless  sooner  terminated pursuant to Section 8.

          2.3  Provided MADDON  is not  in default  under this Agreement at the time the  relevant Term  expires, this  Agreement shall  be  renewed  for  five successive periods  of One (1) year each ("Renewal Term(s)"), unless either the

Corporation or  MADDON gives notice to the other of its or his intention not to renew at  least Ninety  (90) days  before the  end of  the Initial  Term or any

Renewal Term.

          3.   EMPLOYEE'S DUTIES.

          3.1  As Chairman  and Chief Executive Officer, MADDON will have broad management responsibilities  for the  activities of  the Corporation.  As Chief

Science Officer, MADDON's duties shall include, without limitation, formulating the scientific strategies of the Corporation in conjunction with the Scientific

Advisory Board,  presenting such  strategies to  the Board  of Directors of the

Corporation (the  "Board") for  review and,  subject to  approval of the Board,

directing the  implementation of  such strategies,  as well  as overseeing  all aspects of the Corporation's scientific operations.

          3.2  Except as  provided herein, MADDON will devote substantially all of his  business time  and energies  solely to  the business and affairs of the

Corporation during  the Term.   MADDON presently serves on the editorial boards

of two  scientific journals  and on  committees of  the National  Institute  of

Health, is  a member  of the  Board of  Directors of the New York Biotechnology

Association, and  consults for  various organizations  and may  continue  these activities and such other similar activities approved by the Corporation during

the Term.   MADDON  shall not,  at  any  time  during  the  Term,  directly  or indirectly, enter  the employ  of,  or  render  any  service  to,  any  person,

partnership,     association,  corporation  or  other  entity  other  than  the

Corporation, without prior consent of the Board.

          3.3  MADDON will use his best efforts, skill and abilities to promote the Corporation's  interests and  perform any  duties which  may be  reasonably assigned to him by the Board.

          3.4  MADDON consents  to and agrees to cooperate with the Corporation to continue  the Key-man  life insurance  on MADDON's life and to increase such insurance to such amount determined appropriate by the Board from time to time.

          3.5  The Corporation shall use its best efforts to cause MADDON to be nominated to the Board of Directors of the Corporation.

          4.   REMUNERATION.

          4.1  The Corporation will pay MADDON, for all services to be rendered under this  Agreement, an  annual salary ("Salary"), payable in accordance with the normal  payroll  policy  of  the  Corporation,  of  Four  Hundred  Thousand

($400,000) Dollars, adjusted as hereinafter provided, for the Term.

          4.2  Each year  on the anniversary date of this Agreement, the annual

Salary then in effect shall be multiplied by 103% (or such higher percentage as the Board  shall determine in its sole discretion) and the product shall be the adjusted Salary  for the  next succeeding  twelve (12)  month period during the

Term.

          4.3  During the  Term of this Agreement, MADDON may receive an annual

bonus  payment   reflecting  his   contribution  to  the  Corporation  and  the

Corporation's results in an amount the Board determines appropriate in its sole discretion.

          4.4  This Agreement will not be deemed abrogated or terminated if the

Corporation, in its discretion, determines to increase the Salary of MADDON for any period  of  time,  or  if  MADDON  accepts  an  increase;  but,  except  as specifically  provided  in  this  Agreement,  the  Corporation  shall  have  no obligation to make any increase in the Salary.  Any increase in MADDON's Salary by the  Corporation shall be incorporated into his annual Salary then in effect for purposes  of future  payments of  and adjustments  to the  Salary,  and  no reduction in his salary shall be made without his written consent.

          5.   STOCK OPTIONS.

          5.1   At the  date hereof,  and in  addition to  his interest  in the

Corporation's 1998  Non-Qualified Employee  Stock Purchase  Plan, MADDON is the

owner of  792,010 shares  of Common  Stock of  the Corporation  and options  to purchase 474,773  shares of  such Common  Stock (AExisting Options@), which the

Corporation acknowledges are fully vested in MADDON and exercisable (except for

75,000 Valuation  Based Options  which are  subject  to  vesting  and  becoming exercisable in  the future)  and are  not subject  to any  repurchase or  other

restrictions except  pursuant to  applicable securities  and other  laws.   The

Corporation hereby  agrees that for purposes of the Existing Options, except as set forth  above, the 1993 Agreement referred to in Section 19 below shall have terminated at the end of the Initial Term referred to therein.

          5.2  Traditional Stock  Options.   The  Corporation  is  concurrently

herewith granting  to MADDON under the Corporation's 1996 Stock Incentive Plan,

as amended,  irrevocable options  to purchase  up  to  300,000  shares  of  the

Corporation's Common Stock (the "Traditional Options"), as follows:

               a. Nonqualified Options. Non-qualified options ("NQOs") at an exercise price of $12.00 per share, representing the fair market value per share of the Common Stock as of the close of business on December 21, 1998. Subject to the forfeiture and acceleration provisions set forth below, the NQOs shall have a duration of ten (10) years from the date hereof and vest and be exercisable as follows:

                       Tranche          Cumulative
        Tranche    Exercisable as to    Exercisable As
     Vesting Date  Shares  % Total      Of Vesting Date
     Jan 1, 1999    91,667  33-1/3%      91,667 Shares
     Jan 1, 2000    91,667  33-1/3%     183,334 Shares
     Jan 1, 2001    91,667  33-1/3%     275,001 Shares

               b. Incentive Stock Options. Options which constitute Incentive Stock Options (AISOs@), as defined in Section 422A of the Internal Revenue Code of 1986, as amended (the ACode@), at an exercise price of $13.20 per share, representing 110% of the fair market value per share of the Common Stock as of the close of business on December 21, 1998. Subject to the forfeiture and acceleration provisions set forth below, the ISOs shall have a duration of five (5) years from the date hereof and vest and be exercisable as follows:

                       Tranche          Cumulative
        Tranche    Exercisable as to    Exercisable As
     Vesting Date  Shares  % Total      Of Vesting Date
     Jan 1, 1999   8,333    33-1/3%     8,333 Shares
     Jan 1, 2000   8,333    33-1/3%     16,666 Shares
     Jan 1, 2001   8,333    33-1/3%     24,999 Shares


          5.3  Valuation  Based  Options.    In  addition  to  the  Traditional

Options, the  Corporation is concurrently herewith granting to MADDON under the

Corporation's 1996  Stock Incentive  Plan,  as  amended,  irrevocable  NQOs  to purchase up  to 225,000  shares of the Corporation's Common Stock at a price of

$12.00 per  share, representing  the fair  market value per share of the Common

Stock as  of the  close of business on December 21, 1998  (the "Valuation Based

Options").   The Valuation  Based Options  shall vest nine (9) years and eleven

(11) months  from the  date hereof,  and have a duration of ten (10) years from the date  hereof, except as otherwise provided herein.  MADDON may exercise the

Valuation Based Options in accordance with the following exercise provisions:

               a. The portion of the Valuation Based Options whose vesting shall accelerate and which MADDON may exercise at any time thereafter shall be as follows:

               (1) If the Average Price is less than Fifteen Dollars ($15.00) per share, then no portion of the Valuation Based Options vesting shall accelerate or may be exercised.

               (2) If either (i) during the period from the date hereof through December 21, 2001, the Average Price is equal to or greater than Fifteen Dollars ($15.00) per share but less than Nineteen
          Dollars ($19.00) per share or (ii) during the period from December 22, 2001 through November 21, 2008 the Average Price is equal to or greater than Thirty Dollars ($30.00) per share, then the vesting of Valuation Based Options for 75,000 Shares shall accelerate and may be exercised at any time thereafter.

               (3) If either (i) during the period from the date hereof through December 21, 2001, the Average Price is equal to or greater than Nineteen Dollars ($19.00) per share but less than Twenty-four
          Dollars ($24.00) per share or (ii) during the period from December 22, 2001 through November 21, 2008 the Average Price is equal to or greater than Thirty Dollars ($30.00), then the vesting of

          Valuation Based Options for an additional 75,000 Shares shall accelerate and may be exercised at any time thereafter.

               (4) If either (i) during the period from the date hereof through December 21, 2001, the Average Price is equal to or greater than Twenty-four Dollars ($24.00) per share or (ii) during the period from December 22, 2001 through November 21, 2008 the Average Price is equal to or greater than Thirty Dollars ($30.00), then the vesting of Valuation Based Options for an additional 75,000 Shares shall accelerate and may be exercised at any time thereafter.

          b. "Average Price" shall mean the thirty (30) trading day average market price of one share of Common Stock, determined by the last reported sales price of the Common Stock on the NASDAQ National Market (or such other exchange as may be the principal exchange on which the Corporation=s Common Stock is listed) on each trading day during such thirty trading day period that any such sale shall have been reported.


               5.4  General Terms  of Options.  The Traditional Options and the

Valuation Based  Options (collectively, the "Options") are set forth in written

stock   option    agreements   being   executed   and   delivered   to   MADDON

contemporaneously with  the execution  and delivery  of this  Agreement.    The

option agreements  provide that  in the  event MADDON  wishes to  exercise  the exercisable portion  of an  option, MADDON  shall send  written notice  to  the

Corporation specifying a date (not later than twenty (20) business days and not earlier than the next business day following the date such notice is given) for the closing of such purchase.  The exercise price of the Options may be paid by

MADDON in cash, by the delivery of promissory note or by the delivery of Common

Stock of  the Corporation.   In  the latter  case the  fair market value of the

Common Stock  delivered, determined  by reference  to the  last reported  sales price of the Common Stock on the NASDAQ National Market (or such other exchange as may  be the  principal exchange  on which  the Corporation=s Common stock is listed) on  the last day prior to such exercise on which trading occurred, will be applied to the exercise price.

               5.5  Acceleration of Exercise Schedule.  All  Options shall vest and become  fully exercisable  immediately upon  any AChange  in Control@.  For purposes of this Agreement, a AChange in Control@ shall mean:
               (i) a change in the composition of the Board such that during any period of two consecutive years, individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the

     Corporation to effect a transaction described in clause (ii) or (iii) of this paragraph) whose election by the Board or nomination for election by the Corporation=s stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the members thereof;

               (ii) the approval by the stockholders of the Corporation of a merger, consolidation, reorganization or similar corporate transaction, whether or not the Corporation is the surviving corporation in such transaction, in which outstanding shares of Common Stock are converted into (A) shares of stock of another company, other than a conversion into shares of voting common stock of the successor corporation (or a holding company thereof) representing more than 50% of the voting power of all capital stock thereof outstanding immediately after the merger or consolidation, or (B) other securities (of either the Corporation or another company) or cash or other property; or

               (iii) the approval by the stockholders of the Corporation of (A) the sale or other disposition of all or substantially all of the assets of the Corporation, or (B) a complete liquidation or dissolution of the Corporation.


          Except as may be required under Section 422A of the Code with respect to ISOs,  neither the Traditional Options nor the Valuation Based Options shall be subject  to any  limitations under any stock option plan or otherwise on the post-employment period  during which  such options  may be  exercised or to any repurchase rights by the Corporation, except as provided in Section 8.2 hereof.

          6.   EMPLOYEE BENEFITS.

          During the  term of  this Agreement,  MADDON  shall  be  eligible  to participate in  all employee  benefit plans  and programs of the Corporation in which other  senior executives  of the  Corporation are eligible to participate from time  to time,  including,  without  limitation,  any  qualified  or  non-

qualified pension,  401(k), profit  sharing  and  savings  plans,  any  welfare benefit plans  (including, without limitation, medical, dental and health plans and disability  and group  life insurance coverages), subject to and on a basis consistent with  the terms, conditions and overall administration of such plans

and programs.   MADDON  shall be  entitled to  participate in  such  plans  and programs on  terms no  less favorable  to MADDON  than those  on  which  senior

executives of  the Corporation  generally participate.   Without  limiting  the
generality of  the foregoing,  the Corporation  shall provide  MADDON with such long-term  disability  and  life  insurance  benefits  as  are  made  generally available to senior executives of the Corporation.

          During the  term of  this Agreement, MADDON shall be entitled to such fringe benefits  and perquisites  as are  made generally  available  to  senior

executives  of  the  Corporation  from  time  to  time.    Notwithstanding  the

foregoing, in  each calendar  year of  the Term MADDON shall accrue four weeks=

paid vacation.   In each calendar year commencing with the calendar year ending

December 31,  1999, MADDON  may carry  over and  use up  to two  weeks of  such vacation during the next calendar year.

          MADDON  acknowledges   and  agrees  that  the  Corporation  does  not

guarantee the  adoption or  continuance of any particular employee benefit plan or program  or other  fringe benefit  during the  terms of  this Agreement, and participation by  MADDON in  any such  plan or  program shall be subject to the rules and regulations applicable thereto.

          7.   REIMBURSEMENT OF EXPENSES.

          The Corporation  shall  provide  MADDON  with  reimbursement  of  all reasonable travel  (including private car service commuting expenses, or in the

alternative,  car   leasing  expenses)   and  other   business   expenses   and

disbursements incurred  by MADDON  in the  performance of his duties under this

Agreement, upon  proper accounting  in accordance with the Corporation=s normal practices and procedures for reimbursement of business expenses.

          8.   TERMINATION.

          8.1  The Term  and this  Agreement, except those provisions specified to survive  termination, shall  terminate before  the expiration date set forth above in Section 2 on the occurrence of the earlier of the following:

               8.1.1  On the dissolution of the Corporation;

               8.1.2  On the  death or  disability of MADDON.  Disability shall mean the failure by MADDON, because of illness or incapacity, to render for One

Hundred Twenty (120) days consecutively or One Hundred Eighty (180) days cumulatively during any twelve (12) month period of the Term, services of the character contemplated by this Agreement;

               8.1.3  On the  dismissal of  MADDON for  good cause shown, which shall mean such cause as the courts of the State of New York (including federal courts) have  determined to  be justifiable cause for termination of employment including the  continual failure  by MADDON to perform substantially his duties with the Corporation (other than any such failure resulting from incapacity due to physical  or mental  illness) after  a demand for substantial performance is delivered to  MADDON by  the Board,  conviction of  a  felony  involving  moral turpitude, habitual  drunkenness, excessive  absenteeism not  related  to  sick leave or  vacations (but  only after  notice  from  the  Board  followed  by  a repetition of  such excessive  absenteeism), dishonesty directly and materially injurious to  the Corporation,  or continuous conflict of interest after notice in writing from the Board;

               8.1.4  On the  dismissal of  MADDON without  cause (that is, for any reason  the Corporation  shall determine other than for good cause shown or death or disability); and

               8.1.5  On the resignation of MADDON.

          8.2  Upon  termination   of  the  Term  and  this  Agreement  at  the

expiration of  the Term  pursuant to Section 2, MADDON shall (i) be entitled to receive any  amounts from  the Corporation then due but unpaid, prorated to the date of  termination, together  with such annual bonus in respect of the period from the  end of  the period in respect of which the last annual bonus was paid to such  date of  termination, as  the Board determines appropriate in its sole discretion as  contemplated by  Section 4.3  (an AEnding Bonus@), and (ii) have the right  to exercise  the Options  granted pursuant  to Section 5  hereof  in accordance with  Section 5 hereof,  except that  if MADDON=s  employment by the

Corporation shall  cease for  any reason  upon the  termination of  the Term or thereafter, except  as set  forth below any Options not vested at the date such

employment shall  cease shall  be forfeited.   Upon the dismissal of MADDON for
good cause  or on  the resignation  of MADDON  other than  for Good  Reason (as defined below),  MADDON shall  (i) be  entitled to receive any amounts from the

Corporation then due but unpaid, prorated to the date of termination, (ii) have the right  to exercise  any Valuation  Based Options then vested in MADDON only for a  period of  three months  after the  date of  termination, (iii) have the right to  exercise any  other Options  then vested in MADDON in accordance with

Section 5 hereof,  and (iv)  any Options  not vested at the date of termination shall be forfeited.  Upon the termination of the Term and this Agreement on the death or  disability of  MADDON, MADDON's estate or MADDON, as the case may be,

shall (i)  be entitled to receive any amounts from the Corporation then due but unpaid, prorated  to the  date of  termination, together  with an Ending Bonus,

(ii) for  a period of two years following such termination, continue to receive the welfare  benefits (or  the cash equivalent thereof in the discretion of the

Corporation) described  in Section  6 hereof,  (iii) have the right to exercise the Traditional  Options vested  in MADDON  in accordance  with Section 5, (iv)

have the  right to exercise any Valuation Based Options vested or whose vesting shall accelerate  in accordance  with Section 5 hereof within one year from the date of  termination (or the end of the acceleration period under Section 5, if earlier) in  accordance with Section 5 hereof and the balance of such Valuation

Based Options  not so  vested or vesting within such period shall be forfeited,

and (v)  any Traditional Options not vested at the date of termination shall be forfeited.  Upon termination of the Term and this Agreement on the dismissal of

MADDON without cause during the Term hereof or on the resignation of MADDON for

Good Reason,  MADDON shall  (i) be  entitled to  receive any  amounts from  the

Corporation then  due but  unpaid, prorated to the date of termination together with an  Ending Bonus,  (ii) for  a period of two years following such termina-

tion, continue to receive the annual Salary, an annual bonus of $50,000 and the welfare benefits  (or the  cash equivalent  thereof in  the discretion  of  the

Corporation) described  in Section  6 hereof,  (iii) be  vested with all of the

Traditional Options under Section 5 hereof, (iv) have the right to exercise any

Traditional Options  in accordance  with Section 5,  and (v)  have the right to exercise any  Valuation Based  Options vested or whose vesting shall accelerate in accordance  with Section 5  hereof within  two years and six months from the date of  termination (or the end of the acceleration period under Section 5, if earlier) in  accordance with Section 5 hereof and the balance of such Valuation

Based Options not so vested or vesting within such period shall be forfeited.

          8.3  For the purposes of this Agreement, AGood Reason@ shall exist if there shall  occur (a)  a material  diminution  during  the  Term  in  MADDON=s position, title,  responsibilities, authority  or reporting  relationship  from that provided  for in this Agreement (including his failure to be a director of the Corporation  other than  by reason  of his  resignation) or  (b) a material breach by  the Corporation  of  its  obligations  under  this  Agreement,  that continues after notice in writing to the Corporation specifying such breach for

60 days or such longer period (not to exceed 60 additional days) as is required for the Corporation to effect a cure or remedy of the situation.

          9.   COVENANT NOT TO COMPETE AND NON-DISCLOSURE OF

               CONFIDENTIAL INFORMATION.

          9.1  During or  after the  term of  this  Agreement  and/or  MADDON's employment by the Corporation, MADDON shall not without the Corporation's prior written consent  use or  disclose any  "Proprietary Information" (as defined in

Section 10.1) or any other confidential information relating to the Corporation

(including, but  not limited to, data on which patents have been applied for or issued or  other proprietary  intellectual property,  customer lists, financial information, sales  and marketing  data), or  its business, obtained during the course of his employment.

          9.2  MADDON shall  not during the Term hereof and for a period of Two

(2) years  after the expiration or earlier termination of the Term, directly or indirectly, own,  manage, operate, or control, any business in competition with or similar  to the  type of business conducted by the Corporation, and will not render services, directly or indirectly, to any "Conflicting Organization" (as hereinafter defined). The foregoing shall not apply to the ownership by MADDON of less  than  One  percent  (1%)  of  the  securities  of  a  publicly  traded

organization.   "Conflicting Organization"  means any  person  or  organization engaged in  or about  to become  engaged in servicing, production, marketing or selling  of,  a  "Conflicting  Product"  (as  hereinafter  defined);  provided,

however, the foregoing shall not prohibit MADDON from working for a division or other business  unit of  an organization  involved with  a Conflicting  Product provided such  division  or  business  unit  is  not  itself  involved  with  a

Conflicting Product.   "Conflicting  Product" means  any product,  process,  or

service, in existence or under development, of any person or organization other than the  Corporation which  resembles or  competes with a product, process, or service of  the Corporation,  in existence  or under development.  In the event that the  Corporation  terminates  MADDON's  employment  under  this  Agreement without cause during the Term hereof or if MADDON terminates his employment for

Good Reason,  MADDON's obligation  under the  foregoing with  respect  to  non-

competition with  the Corporation  for a  period of  Two (2)  years after  such termination shall no longer be applicable.

          9.3  During and  for a  period of  three years after the Term of this

Agreement and/or  MADDON's employment  by the  Corporation,  MADDON  shall  not solicit or  induce any employees of the Corporation to leave the Corporation to work for  any entity or person engaged in the same business as the Corporation,

either directly or indirectly.

          10.  PROPRIETARY INFORMATION.

          10.1 MADDON understands  that  the  Corporation  possesses  and  will continue  to  possess  "Proprietary  Information"  (as  defined  below)  and/or

"Inventions"  (as  defined  below)  that  have  been  created,  discovered,  or developed, or have otherwise become known to the Corporation.

               10.1.1  For purposes  of this  Agreement, particularly  for this

Section 10,  "Proprietary Information"  shall include,  but not  be limited to,

trade  secrets,   processes,  formulae,   data  and   know-how,   improvements,

"Inventions" (as  defined  below),  techniques,  marketing  plans,  strategies,

forecasts  and   customer  lists,  including  without  limitation,  information created, discovered,  developed or made known by MADDON and within the scope of this Agreement  or to  MADDON during  the period  of  or  arising  out  of  his retention by  the Corporation,  and/or  in  which  property  rights  have  been assigned or  otherwise conveyed  to  the  Corporation,  which  information  has commercial value in the business in which the Corporation is engaged.

              10.1.2  For  purposes of  this Agreement,  particularly for  this

Section 10,  "Inventions" shall  mean any  improvements, inventions,  formulae,

processes, techniques,  know-how and  data, whether  or not patentable, made or conceived or  reduced to practice or learned by MADDON, either alone or jointly with others,  during the period of his employment (whether or not during normal working hours),  together with all patent applications, patents, copyrights and reissues thereof  that may  at any  time  be  granted  for  or  upon  any  such improvements, inventions,  formulae, processes,  techniques, know-how  or data,

and/or during  the twelve  (12) months immediately following termination of his employment which:

                    (a)  are within  the scope of the duties to be performed by

MADDON under this Agreement and are related to or useful in the business of the

Corporation, or

                    (b)  result from  tasks assigned MADDON by the Corporation,

or

                    (c)  are funded by the Corporation, or

                    (d)  result  from   use  of   premises  owned,   leased  or

contracted for by the Corporation.

          10.2  In consideration  of his  employment by the Corporation and the compensation received by MADDON from the Corporation, MADDON agrees as follows:

               10.2.1  All Proprietary  Information including,  but not limited to, all  "Inventions" as  defined above,  shall be  the sole  property  of  the

Corporation and its assigns and MADDON assigns to the Corporation any rights he may have or acquire in all Proprietary Information.

               10.2.2  All documents,  data, records, apparatus, equipment, and other physical  property, whether or not pertaining to Proprietary Information,

furnished to  MADDON by  the Corporation  or produced  by MADDON  or others  in connection with  his employment,  shall be  and remain the sole property of the

Corporation and  shall be  returned promptly  to the  Corporation as  and  when

requested by  the Corporation.   Should  the Corporation not so request, MADDON

shall return  and deliver  all such property upon termination of his employment with the  Corporation for any reason and MADDON will not take with him any such property or  any reproduction  of such  property upon such termination but this shall not  apply to  MADDON's personal  diaries and papers provided same do not contain information relating to Proprietary Information or Inventions.

               10.2.3  MADDON will  promptly disclose  all  Inventions  to  the

Corporation, or  any persons designated by it.  Such disclosures shall continue for One  (1) year  after termination of this Agreement with respect to anything that would  be an  Invention if made, conceived, reduced to practice or learned during the Term.

               10.2.4  The Inventions  shall become  and remain the property of the Corporation,  whether or  not patent  applications are filed thereon.  Upon request and  at the  expense of  the Corporation, MADDON shall make application through the patent attorneys or agents of the Corporation for letters patent of the United  States and  any and  all other  countries at  the discretion of the

Corporation on  the Inventions  and to  assign all  such  applications  to  the

Corporation or  its order  immediately, all  without additional payment, during

MADDON's period  of employment  by the  Corporation and  for one year after the

termination of  employment.   MADDON shall  give the Corporation, its attorneys

and  agents  all  reasonable  assistance  in  preparing  and  prosecuting  such applications and,  on request  of the  Corporation, MADDON  shall  execute  all papers and do all things that may be reasonably necessary to protect the rights of the Corporation and vest in it or its assigns the inventions, applications,

and letters patent herein contemplated.

          11.  RETURN OF DOCUMENTS.

          On the  expiration or  earlier termination  of the  Term or  MADDON's resignation, discharge  or earlier departure from the Corporation, MADDON shall promptly surrender  to the Corporation all of the Corporation's books, records,

documents and  customer lists  and/or other  of the  Corporation's materials or records he  may have  in his  possession, including  but  not  limited  to  the materials described in Section 10.2.2.

          12.  REMEDIES.

          12.1  MADDON agrees  that his  services are  of a special, unique and extraordinary character,  that it  would be extremely difficult to replace such services, and that, in the event of a breach or threatened breach of any of the provisions of  this Agreement, the Corporation will not have an adequate remedy

at law.   Accordingly,  the Corporation  shall  be  entitled  to  enforce  such provisions by means of injunctive relief as may be available to restrain MADDON

and  any   business,  firm,  partnership,  individual,  corporation  or  entity participating in  such breach  or threatened  breach from  the violation of the provisions hereof,  without  thereby  waiving  any  other  legal  or  equitable remedies available  to the  Corporation.  Likewise, MADDON shall be entitled to enforce the  provisions of  this Agreement by means of injunctive relief as may be available  to restrain  the Corporation  from the  violation  or  threatened violation of  the provisions hereof, without thereby waiving any other legal or equitable remedies available to him.

          12.2  If any of the covenants contained in this Agreement or any part thereof is held to be unenforceable because of the duration thereof or the area or scope  covered thereby,  the parties hereby agree that the court making such determination shall have the power to reduce the duration, area and/or scope of such covenant so that in its reduced form, the covenant shall be enforceable.

          13.  TRANSFER AND ASSIGNMENT.

          This Agreement  will extend  to and  be binding  on MADDON, his legal

representatives,  heirs,   and  distributees,   and  on  the  Corporation,  its

successors and  assigns, and  the term  "Corporation" as used in this Agreement will include such successors and assigns.

          14.  MODIFICATIONS.

          This instrument  contains the entire agreement of the parties and the parties have  made no  other agreements, representations or warranties relating

to the  subject matter  of this  Agreement.   No modification of this Agreement

will be valid unless made in writing and signed by the parties.

          15.  NOTICES.

          Any notices  required or  permitted to  be given under this Agreement must be in writing, by certified mail, return receipt requested to the parties,

at the addresses given herein.

          16.  ADVERSE PUBLIC STATEMENTS AND DISCLOSURES.

          The parties hereto agree that at no time during or  subsequent to the term of  this Agreement  will either  party  directly  or  indirectly  make  or facilitate the  making of  any adverse  public statements  or disclosures  with respect to the other (including, with respect to the Corporation, regarding its business or securities or its Board, management or other personnel).

          17.  WAIVER AND BREACH.

          The waiver  or breach of any term or condition of this Agreement will not be  deemed to  constitute the waiver of any other breach of the same or any other term or condition.

          18.  GOVERNING LAW AND JURY TRIAL WAIVER.

          This Agreement  will be  governed by and construed in accordance with the laws  of the  State of  New York  applicable to  contracts made  and to  be

performed entirely  within that  State.   In any  litigation based on any claim

hereunder, the parties hereto agree to waive trial by jury.

          19.  EMPLOYMENT AGREEMENT DATED AS OF DECEMBER 15, 1993 SUPERSEDED.

          Effective as  of December  22, 1998,  this Agreement  supersedes  the

Employment Agreement  between MADDON  and the  Corporation dated as of December

15, 1993  (the A1993  Agreement@), except  those provisions  that  specifically survive the termination thereof.

                              PROGENICS PHARMACEUTICALS, INC.



                              By:____________________________




                              _______________________________
                              PAUL J. MADDON

                                                                   Exhibit 23.1


                      Consent of Independent Accountants



We consent to the incorporation by reference in the registration statements of Progenics Pharmaceuticals, Inc. (the "Company") on Form S-8 (File Nos. 333-52277 and 333-56571) of our report dated February 16, 1999, on our audits of the financial statements of the Company as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K.




                                             PricewaterhouseCoopers LLP



New York, New York
March 29, 1999