Form 10-Q
period 1999-03-31
PROGENICS PHARMACEUTICALS INC
filed 1999-05-13
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to
                                    ----------------    ----------------

                       Commission file number 000-23143

                       PROGENICS PHARMACEUTICALS, INC.
                       -------------------------------
            (Exact name of registrant as specified in its charter)

                  DELAWARE                             13-3379479
                  --------                             ----------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)             Identification No.)


                         777 Old Saw Mill River Road
                          Tarrytown, New York  10591
                         ---------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (914) 789-2800
                                --------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X   No
                                                    -----    -----

     As of March 31, 1998 there were 9,398,356 shares of common stock, par value $.0013 per share, of the registrant outstanding.

                        PROGENICS PHARMACEUTICALS, INC.


                                     INDEX


                                                            Page No.
                                                            --------
PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets...............................     3

   Condensed Statements of Operations.....................     4

   Condensed Statement of Stockholders' Equity............     5

   Condensed Statements of Cash Flows.....................     6

   Notes to Condensed Financial Statements................     7

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations..........     9

Item 3.  Quantitative and Qualitative Disclosures
   about Market Risk......................................    12


PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........    13

Item 6.  Exhibits and Reports on Form 8-K.................    13

                       PROGENICS PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
             AT MARCH 31, 1999 AND DECEMBER 31, 1998 (Unaudited)


                                                   March 31,     December 31,
                                                     1999            1998
ASSETS:                                          -------------   -------------
Current assets:
  Cash and cash equivalents...............       $ 13,001,637    $ 14,437,263
  Marketable securities...................          9,011,353      10,212,876
  Accounts receivable.....................          2,467,993       1,634,480
  Interest receivable                                 323,173         300,340
  Other current assets....................            258,223         255,522
                                                 -------------   -------------
     Total current assets.................         25,062,379      26,840,481

Marketable securities.....................          1,287,508
Fixed assets, at cost, net of accumulated
  depreciation and amortization...........          1,125,781       1,045,389
Security deposits and other assets........             13,745          13,745
                                                 -------------   -------------
     Total assets.........................       $ 27,489,413    $ 27,899,615
                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued
    liabilities...........................       $  1,156,395    $  1,595,665
Capital lease obligations,
    current portion.......................            106,869         107,346
                                                 -------------   -------------
     Total current liabilities............          1,263,264       1,703,011

Capital lease obligations.................             88,694         117,166
                                                 -------------   -------------
     Total liabilities....................          1,351,958       1,820,177
                                                 -------------   -------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value,
    14,320,174 authorized; none
    issued and outstanding

  Common stock - $.0013 par value,
    40,000,000 authorized; issued
    and outstanding - 9,398,356
    in 1999, 9,358,207 in 1998............             12,218          12,166
  Additional paid-in capital..............         44,557,704      44,377,193
  Unearned compensation...................           (981,050)     (1,111,018)
  Accumulated deficit.....................        (17,452,902)    (17,207,993)
  Accumulated other comprehensive
     income.........................                    1,485           9,090
                                                 -------------   -------------
     Total stockholders' equity...........         26,137,455      26,079,438
                                                 -------------   -------------
     Total liabilities and
       stockholders' equity...............       $ 27,489,413    $ 27,899,615
                                                 =============   =============


       The accompanying notes are an integral part of these statements.

                       PROGENICS PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)





                                                 Three months ended March 31,
                                                 -----------------------------
                                                     1999            1998
                                                 -------------   -------------
Revenues:
  Contract research and development.......       $  2,614,606    $  1,713,179
  Research grants.........................            211,500
  Product sales...........................             17,980           6,623
  Interest income.........................            303,296         369,525
                                                 -------------   -------------
     Total revenues.......................          3,147,382       2,089,327
                                                 -------------   -------------

Expenses:
  Research and development................          2,360,280       1,377,530
  General and administrative..............            868,738         785,210
  Interest expense........................             13,503           8,955
  Depreciation and amortization...........            149,770          82,097
                                                 -------------   -------------
     Total expenses.......................          3,392,291       2,253,792
                                                 -------------   -------------

     Net loss.............................       $   (244,909)   $   (164,465)
                                                 =============   =============

Net loss per share - basic and diluted....         $   (0.03)      $   (0.02)
                                                   ==========      ==========




       The accompanying notes are an integral part of these statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 1999 (Unaudited)


                                                                                           ACCUMULATED
                                COMMON STOCK      ADDITIONAL                                  OTHER         TOTAL
                              -----------------    PAID-IN      UNEARNED     ACCUMULATED  COMPREHENSIVE STOCKHOLDERS' COMPREHENSIVE
                               Shares   Amount     CAPITAL    COMPENSATION     DEFICIT    INCOME (LOSS)    EQUITY          LOSS
                              --------- -------  -----------  ------------  ------------- ------------- ------------- -------------
Balance at December 31, 1998  9,358,207 $12,166  $44,377,193  ($1,111,018)  ($17,207,993)      $9,090    $26,079,438

Amortization of unearned
   compensation                                                   129,968                                    129,968

Issuance of compensatory
   stock options                                      48,332                                                  48,332

Sale of Common Stock under
   employee stock purchase
   plans and exercise of
   stock options and warrants    40,149      52      132,179                                                 132,231

Net loss                                                                        (244,909)                   (244,909)    ($244,909)

Change in unrealized gain
   on marketable securities                                                                    (7,605)        (7,605)       (7,605)
                              --------- -------  -----------  ------------  ------------- ------------- ------------- -------------
Balance at March 31, 1999     9,398,356 $12,218  $44,557,704    ($981,050)  ($17,452,902)      $1,485    $26,137,455     ($252,514)
                              ========= =======  ===========  ============  ============= ============= ============= =============

       The accompanying notes are an integral part of the financial statements.

                       PROGENICS PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                 Three months ended March 31,
                                                 -----------------------------
                                                     1999            1998
                                                 -------------   -------------
Cash flows from operating activities:
 Net loss...................................     $   (244,909)   $   (164,465)
                                                 -------------   -------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization............          149,770          82,097
   Amortization of discounts, net of
    premiums, on marketable securities......           33,370          29,772
   Noncash expenses incurred in connection
    with issuance of common stock, stock
    options and warrants....................          178,300         162,590
   Changes in assets and liabilities:
    Increase in accounts receivable.........         (833,513)       (260,677)
    Increase in prepaid expenses and other
     current assets.........................          (25,534)       (167,964)
    Decrease in accounts payable and
     accrued expenses.......................         (465,460)       (548,724)
    Decrease in income taxes payable........                          (25,000)
                                                 -------------   -------------
         Total adjustments..................         (963,067)       (727,906)
                                                 -------------   -------------

    Net cash used in operating activities...       (1,207,976)       (892,371)
                                                 -------------   -------------

Cash flows from investing activities:
 Capital expenditures.......................         (203,972)         (6,850)
 Sale of marketable securities..........            2,475,000
 Purchase of marketable securities                 (2,601,960)     (7,435,782)
                                                 -------------   -------------
    Net cash used in investing activities...         (330,932)     (7,442,632)
                                                 -------------   -------------

Cash flows from financing activities:
 Proceeds from the exercise of stock
    options and other adjustments to
    stockholders' equity....................          132,231          31,302
 Payment of capital lease obligations.......          (28,949)        (19,336)
                                                 -------------   -------------
     Net cash provided by financing
        activities..........................          103,282          11,966
                                                 -------------   -------------

     Net decrease in cash and cash
        Equivalents.........................       (1,435,626)     (8,323,037)
                                                 -------------   -------------

Cash and cash equivalents at beginning
  of period.................................       14,437,263      21,737,925
                                                 -------------   -------------

     Cash and cash equivalents at end
        of period...........................     $ 13,001,637    $ 13,414,888
                                                 =============   =============

Supplemental disclosure of noncash
  investing and financing activities:
   Fixed assets included in accounts
     payable and accrued expenses...........     $     14,769    $     34,563
                                                 =============   =============

       The accompanying notes are an integral part of these statements.

                        PROGENICS PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Interim Financial Statements

The interim Condensed Financial Statements of Progenics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation and cash flows for such periods. The results of operations for any interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

2.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 1999 and Decemer 31, 1998 consist of the following:

                                             March 31, 1999   December 31, 1998
                                             --------------   -----------------
         Accounts payable                      $   909,079       $  1,156,442
         Accrued payroll and related costs         150,316            144,615
         Legal and accounting fees payable          97,000            294,608
                                               ------------      -------------
                                               $ 1,156,395       $  1,595,665
                                               ============      =============

3.   Net Loss Per Share

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of Common shares outstanding. For the three months ended March 31, 1999 and 1998, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:


                                  Net Loss            Shares          Per Share
                                 (Numerator)       (Denominator)        Amount
                                 -----------       -------------      ---------
         1999:
           Basic and Diluted      ($244,909)         9,371,742         ($0.03)

         1998:
           Basic and Diluted      ($164,465)         9,002,504         ($0.02)


     Options and warrants  which have been excluded  from the diluted per share
amounts  because  their  effect  would  have  been   antidilutive  include  the
following:

                                        Three Months Ended March 31,
                                ----------------------------------------------
                                        1999                    1998
                                ---------------------    ---------------------
                                            Wtd. Avg.                Wtd. Avg.
                                Wtd. Avg.   Exercise     Wtd. Avg.   Exercise
                                 Number       Price       Number      Price
                                ---------   ---------    ---------   ---------

         Options                3,214,639     $8.17      2,309,797     $4.54
         Warrants                 329,841     $6.12        330,455     $6.10
                                ---------                ---------
             Total              3,544,480     $7.98      2,640,252     $4.74
                                =========                =========

4.   Reclassifications

Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: technological uncertainties related to early stage product development, uncertainties associated with preclinical and clinical testing, risks relating to corporate collaborations, the lack of product revenue and the uncertainty of future profitability, the need for additional financing and other factors set forth more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and other periodic filings with the Securities and Exchange Commission.


The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto.

     General

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in organizational efforts, including recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through March 31, 1999 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. The Company had recurring losses prior to 1997 and had at March 31, 1999 an accumulated deficit of $17,453,000. The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaboration with the Bristol-Myers Squibb Company ("BMS") beginning in July 1997, payments received under its collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. ("Roche") beginning in January 1998 and the proceeds of the Company's initial public offering in November 1997. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses which are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended March 31, 1999 and 1998

     Contract research  and  development  revenue  increased  to  approximately
$2,615,000 for  the three  months  ended  March  31,  1999  from  approximately
$1,713,000 for the three months ended March 31, 1998 as the Company received reimbursement of clinical development costs under its Joint Development and
Master License Agreement with BMS (the "BMS License Agreement"), the collaboration with Roche and contract revenue from the National Institutes of Health and the Department of Defense. Revenues from research grants were approximately $212,000 for the three months ended March 31, 1999. No research grant revenues were recognized for the three months ended March 31, 1998. The increase resulted from the funding of a greater number of grants in the first three months of 1999. Sales of research reagents increased to approximately $18,000 for the three months ended March 31, 1999 from approximately $7,000 for the three months ended March 31, 1998 resulting from increased orders for such reagents. Interest income decreased to approximately $303,000 for the three months ended March 31, 1999 from approximately $370,000 for the three months ended March 31, 1998 due to the decrease in cash available for investing as the Company funded its expanded research programs.

     Research and development expenses increased to approximately $2,360,000 for the three months ended March 31, 1999 from approximately $1,378,000 for the three months ended March 31, 1998. The increase was principally due to additional costs in 1999 of conducting the Company's Phase III clinical trials, including the manufacture of GMK and MGV. The Company also paid $100,000 to
Sloan-Kettering  as   a  license   fee  for   the  rights  to  a  new  product,
dehydroascorbic acid, ("DHA"), a derivative of vitamin C and issued stock options to a consultant.

     General and administrative expenses increased to approximately $869,000 for the three months ended March 31, 1999 from approximately $785,000 for the three months ended March 31, 1998. The increase was principally due to increases in employee salaries, the additional salary of a president hired in July 1998,and increased legal fees and patent expenses as the Company negotiated the in-licensing of new products offset by a decrease in franchise taxes. Interest expense increased to approximately $14,000 for the three months ended March 31, 1999 from approximately $9,000 for the three months ended March 31, 1998 due to an increase in capital leases. Depreciation expense increased to approximately $150,000 for the three months ended March 31, 1999 from approximately $82,000 for the three months ended March 31, 1998 due to an increase in capital expenditures and leasehold improvements during the third and fourth quarters of 1998.

     The Company's net loss for the three months ended March 31, 1999 was approximately $245,000 compared to a net loss of approximately $164,000 for the three months ended March 31, 1998.

Liquidity and Capital Resources

     The Company has funded its operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, a line of credit that was repaid and terminated, payments received under collaboration agreements including those with BMS and Roche, an initial public offering, funding under research grants and contracts, interest on investments, the sale of research reagents, and the proceeds from the exercise of outstanding options and warrants.

     At March 31, 1999, the Company had cash, cash equivalents and marketable securities totaling approximately $23,300,000 compared with approximately $24,650,000 at December 31, 1998. The Company's facility lease has been extended to December 2000. In connection with the extended facility lease, the Company expended approximately $830,000 for equipment and leasehold improvements during the period from January 1, 1998 to March 31, 1999 and expects that an additional $250,000 will be spent to enhance its manufacturing capabilities for clinical trials during 1999.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 1999, the Company did not hold any market risk sensitive instruments

                         PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d) As of March 31, 1999, $16,584,000 of the $17,112,000 net proceeds from the Company's initial public offering, has been applied to research and development and general operating expenses and the remainder has been applied to temporary investments in corporate debt securities and money market funds. With the exception of compensation paid to the officers and certain of the directors of the Company as employees or consultants, no amounts paid in respect of operating expenses were paid to directors or officers of the Company or their associates, to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended March 31 1999, there were no reports on Form 8-K.







                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PROGENICS PHARMACEUTICALS, INC.


Date:  May 13, 1999              by  /s/ Robert A. McKinney
                                 ----------------------------
                                      Robert A. McKinney
                                        Vice President
                                   (Duly authorized officer
                                    of the Registrant and
                                     Principal Financial
                                   and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description
-------     -------------------------------------
   27       Financial Data Schedule