Form 10-Q
period 1999-06-30
PROGENICS PHARMACEUTICALS INC
filed 1999-08-16
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 1999
                                    -----------------

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

     As of June 30, 1999 there were 9,446,366 shares of common stock, par value $.0013 per share, of the registrant outstanding.

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

                       PROGENICS PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
              AT JUNE 30, 1999 AND DECEMBER 31, 1998 (Unaudited)

                                                     June 30,     December 31,
                                                       1999           1998
ASSETS:                                          --------------  --------------
Current assets:
  Cash and cash equivalents....................   $ 13,384,326    $ 14,437,263
  Marketable securities - short term...........      6,721,736      10,212,876
  Accounts receivable..........................      1,439,619       1,634,480
  Interest receivable .........................        260,599         300,340
  Other current assets.........................        257,222         255,522
                                                  -------------   -------------
      Total current assets.....................     22,063,502      26,840,481

Marketable securities..........................      2,734,195
Fixed assets, at cost, net of accumulated
  depreciation and amortization................      1,167,992       1,045,389
Investment in joint venture....................        100,000
Security deposits and other assets.............         13,745          13,745
                                                  -------------   -------------

      Total assets.............................   $ 26,079,434    $ 27,899,615
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued liabilities.....   $  1,498,868    $  1,595,665
  Amount due to joint venture..................        500,000
  Capital lease obligations, current portion...        109,142         107,346
                                                  -------------   -------------
     Total current liabilities.................      2,108,010       1,703,011

Amount due to joint venture....................        802,535
Capital lease obligations......................         65,667         117,166
                                                  -------------   -------------
     Total liabilities.........................      2,976,212       1,820,177
                                                  -------------   -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 14,320,174
    authorized; none issued and outstanding
  Common stock - $.0013 par value, 40,000,000
    authorized; issued and outstanding -
    9,446,366 in 1999, 9,358,207 in 1998.......         12,272          12,166
  Additional paid-in capital...................     44,705,447      44,377,193
  Unearned compensation........................       (851,080)     (1,111,018)
  Accumulated deficit..........................    (20,724,758)    (17,207,993)
  Accumulated other comprehensive
    (loss) income..............................        (38,659)          9,090
                                                  -------------   -------------
     Total stockholders' equity................     23,103,222      26,079,438
                                                  -------------   -------------
     Total liabilities and
       stockholders' equity....................   $ 26,079,434    $ 27,899,615
                                                  =============   =============


       The accompanying notes are an integral part of these statements.

                                   PROGENICS PHARMACEUTICALS, INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                             For the three months ended        For the six months ended
                                                      June 30,                         June 30,
                                            ----------------------------     ----------------------------
                                                1999            1998             1999            1998
                                            ------------    ------------     ------------    ------------
 Revenues:
    Contract research and development...    $ 2,245,226     $ 3,616,038      $ 4,859,832     $ 5,329,217
    Research grants.....................        211,500         580,710          423,000         580,710
    Product sales.......................         16,835          29,823           34,815          36,446
    Interest income.....................        289,815         294,211          593,111         663,736
                                            ------------    ------------     ------------    ------------

       Total revenues...................      2,763,376       4,520,782        5,910,758       6,610,109
                                            ------------    ------------     ------------    ------------

 Expenses:
    Research and development............      2,960,354       2,533,911        5,320,634       3,911,441
    General and administrative..........      1,107,930       1,151,773        1,976,668       1,936,983
    Loss in joint venture...............      1,796,934                        1,796,934
    Interest expense....................         15,002           9,337           28,505          18,292
    Depreciation and amortization.......        155,012          82,293          304,782         164,390
                                            ------------    ------------     ------------    ------------

       Total expenses...................      6,035,232       3,777,314        9,427,523       6,031,106
                                            ------------    ------------     ------------    ------------

       Net income (loss)................    $(3,271,856)     $  743,468      $(3,516,765)    $   579,003
                                            ============    ============     ============    ============

 Net income (loss) per share - basic....       $(0.35)          $ 0.08          $(0.37)         $  0.06
                                               =======          =======         =======         ========

 Net income (loss) per share - diluted..       $(0.35)          $ 0.07          $(0.37)         $  0.05
                                               =======          =======        =======          ========


       The accompanying notes are an integral part of these statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 1999 (Unaudited)


                                                                                         ACCUMULATED
                             COMMON STOCK      ADDITIONAL                                   OTHER          TOTAL
                         -------------------    PAID-IN      UNEARNED     ACCUMULATED   COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                           Shares    Amount     CAPITAL    COMPENSATION     DEFICIT     INCOME (LOSS)     EQUITY          LOSS
                         ---------- --------  -----------  ------------  -------------  -------------  ------------- --------------
 Balance at
   December 31, 1998      9,358,207   12,166  $44,377,193  ($1,111,018)  ($17,207,993)        $9,090    $26,079,438

 Amortization of
   unearned compensation                                       259,938                                      259,938

 Issuance of compensatory                          48,332                                                    48,332
   stock options

 Sale of Common Stock
   under employee stock
   purchase plans and
   exercise of stock
   options and warrants      88,159      106      279,922                                                   280,028


 Net loss                                                                  (3,516,765)                   (3,516,765)   ($3,516,765)

 Change in unrealized
   gain on marketable
   securities                                                                                (47,749)       (47,749)       (47,749)
                          ---------  -------  -----------  ------------  -------------      ---------   ------------   ------------
 Balance at
   June 30, 1999          9,446,366  $12,272  $44,705,447    ($851,080)  ($20,724,758)      ($38,659)   $23,103,222    ($3,564,514)
                          =========  =======  ===========  ============  =============      =========   ============   ============


       The accompanying notes are an integral part of these statements.

                       PROGENICS PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     Six months ended June 30,
                                                   ----------------------------
                                                       1999           1998
                                                   -------------  -------------
Cash flows from operating activities:
 Net(loss) income................................  $ (3,516,765)  $    579,003
                                                   -------------  -------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization.................       304,782        164,390
   Amortization of discounts, net of
    premiums, on marketable securities...........        61,733         62,889
   Amortization of discount on amount due
    to joint venture.............................         5,601
   Loss in joint venture.........................     1,796,934
   Noncash expenses incurred in
    connection with issuance of common
    stock, stock options and warrants............       308,270        350,006
   Changes in assets and liabilities:
     Decrease (increase) in accounts
     receivable..................................       194,861       (602,322)
     Decrease in prepaid expenses and other
     current assets..............................        38,041
     Decrease in accounts payable and
     accrued expenses............................       (77,104)      (407,937)
     Increase in investment in LLC...............      (600,000)
     Decrease in income taxes payable............                      (25,000)
                                                   -------------  -------------
           Total adjustments.....................     2,033,118       (457,974)
                                                   -------------  -------------
    Net cash (used in) provided by
     operating activities........................    (1,483,647)       121,029
                                                   -------------  -------------
Cash flows from investing activities:
 Capital expenditures............................      (447,078)      (164,461)
 Sale of marketable securities...................     6,955,000
 Purchase of marketable securities...............    (6,307,537)    (8,099,171)
                                                   -------------  -------------
    Net cash provided by (used in)
     investing activities. ......................       200,385     (8,263,632)
                                                   -------------  -------------

Cash flows from financing activities:
 Proceeds from the exercise of stock options and
  other adjustments to stockholders' equity......       280,028        176,601
 Payment of capital lease obligations............       (49,703)       (46,075)
                                                   -------------  -------------
     Net cash provided by financing
      activities.................................       230,325        130,526
                                                   -------------  -------------

     Net decrease in cash and cash
      equivalents................................    (1,052,937)    (8,012,077)
                                                   -------------  -------------

Cash and cash equivalents at beginning
 of period.......................................    14,437,263     21,737,925
                                                   -------------  -------------
     Cash and cash equivalents at
      end of period..............................  $ 13,384,326   $ 13,725,848
                                                   =============  =============

Supplemental disclosure of noncash investing
 and financing activities:
  Fixed assets purchased with capital leases.....  $     60,652   $     20,743
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

2.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 1999 and December 31, 1998 consist of the following:

                                              June 30,          December 31,
                                                1999                1998
                                            ------------        -------------
       Accounts payable                     $ 1,300,761         $ 1,156,442
       Accrued payroll and related costs         41,107             144,615
       Legal and accounting fees payable        157,000             294,608
                                            ------------        -------------
                                            $ 1,498,868         $ 1,595,665
                                            ============        =============

3.   Net Income (Loss) Per Share

     The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 1999, the Company reported net losses and, therefore no common stock equivalents were included in the computation of diluted per share amounts since such inclusion would have been antidilutive. For the three and six months ended June 30, 1998, the Company reported net income and, therefore, the calculation of diluted per share amounts includes all common stock equivalents with exercise prices below the average per share price of the Company's common stock for the respective periods. The calculations of basic and diluted net income (loss) per share are as follows:

                                     Net Income                           Per
                                       (Loss)            Shares          Share
                                    (Numerator)       (Denominator)     Amount
                                    ------------      -------------     -------
1999:
Three months-ended June 30, 1999:
               Basic and Diluted:   ($3,271,856)         9,428,955      ($0.35)


Six months-ended June 30, 1999:
               Basic and Diluted:   ($3,516,765)         9,400,728      ($0.37)

1998:
Three months-ended June 30, 1998:
                           Basic:      $743,468          9,020,825       $0.08

Effect of Dilutive Securities:
        Options                                          1,672,167
        Warrants                                           211,233
                                                        ----------
                         Diluted:      $743,468         10,904,225       $0.07


Six months-ended June 30, 1998:
                           Basic:      $579,003          9,008,623       $0.06
Effect of Dilutive Securities:
        Options                                          1,691,153
        Warrants                                           213,174
                                                        ----------
                         Diluted:      $579,003         10,912,950       $0.05

     Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                      Three Months Ended June 30,
                              -------------------------------------------
                                       1999                  1998
                              ---------------------  --------------------
                                          Wtd. Avg.             Wtd. Avg.
                               Wtd. Avg.  Exercise   Wtd. Avg.  Exercise
                                Number      Price     Number      Price
                              ----------  ---------  ---------  ---------
 Options and warrants with
 exercise prices below the
 average fair market value
 of the Company's common
 stock for the respective
 periods                       3,027,655   $ 6.64

 Options and warrants with
 exercise prices above the
 average fair market value
 of the Company's common
 stock for the respective
 periods                         139,527   $14.54      12,667     $18.09



                                       Six Months Ended June 30,
                              -------------------------------------------
                                       1999                  1998
                              ---------------------  --------------------
                                          Wtd. Avg.             Wtd. Avg.
                               Wtd. Avg.  Exercise   Wtd. Avg.  Exercise
                                Number      Price     Number      Price
                              ----------  ---------  ---------  ---------
 Options and warrants with
 exercise prices below the
 average fair market value
 of the Company's common
 stock for the respective
 periods                       3,045,487   $ 6.59

 Options and warrants with
 exercise prices above the
 average fair market value
 of the Company's common
 stock for the respective
 periods                         83,713    $14.88       3,729     $19.06


4.   Formation of PSMA Development Company LLC

     On June 15, 1999, the Company and CYTOGEN Corporation ("CYTOGEN") (collectively, the "Members") formed a joint venture in the form of a limited liability company (the "LLC") for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen ("PSMA"). In connection with the formation of the LLC, the Members entered into a series of agreements, including an LLC
Agreement, a License Agreement and a Services Agreement (collectively, the "Agreements"). Each Member made an initial capital contribution of $100,000. In general, each Member has equal representation on the LLC's management committee and equal voting rights and rights to profits and losses of the LLC.

     Under the LLC Agreement, as long as the Company is a Member, the Company is required to pay to the LLC $2 million in supplemental capital contributions at certain defined dates or upon the achievement of defined milestones by the LLC, $500,000 of which was paid during June 1999. Such payments will, in turn, be paid by the LLC to CYTOGEN in consideration for CYTOGEN granting to the LLC, under the License Agreement, an exclusive worldwide license under certain patents and patent applications to make, use, develop and sell products. During the six months ended June 30, 1999, the Company recognized its allocated share of the LLC's loss of approximately $1.8 million, representing the present value of the $2 million payments in connection with the LLC Agreement. The discount on the investment in the LLC will be amortized as interest expense over the term of the remaining payments.

     The Company will engage in a research program on behalf of the LLC under the Services Agreement and will be compensated for its services based on agreed upon terms. The Company is required to fund the cost of research up to $3 million. All inventions made by the Company in connection with the Services Agreement will be assigned to the LLC for its use and benefit.

     The Agreements generally terminate upon the last to expire of the patents granted by the Members to the LLC or upon breach by either party, which is not cured within 60 days of written notice.

     The Company accounts for its investment in the LLC in accordance with the equity method of accounting. Selected operating statement data of the LLC for the three and six months ended June 30, 1999 are as follows:

                        Three Months Ended       Six Months Ended
                          June 30, 1999           June 30, 1999
                        ------------------       ----------------

     Total expenses         $ 1,796,934             $ 1,796,934
                            ------------            ------------

     Net loss               ($1,796,934)           ($1,796,934)
                            ============           =============


5.   Development and License Agreement with Protein Design Labs, Inc.

     Effective April 30, 1999, the Company and Protein Design Labs, Inc. ("PDL") entered into a Development and License Agreement (the "License
Agreement") under which PDL agreed to develop a humanized antibody (the "Technology") on behalf of the Company and granted to the Company an exclusive worldwide license under certain patents and patents applications to develop, use and sell products arising from the Technology ("Products"). PDL also granted to the Company non-exclusive licenses to PDL technical information, as defined, and sublicenses to PDL licenses from third parties to the extent necessary to enable the Company to make, use and sell Products. In addition, in June 1999 the Company exercised its right under the License Agreement to acquire an option to obtain a sublicense to certain additional patents and paid PDL a fee in connection therewith.

     Upon the achievement by PDL of certain performance-based milestones, as defined, the Company is required to make non-refundable payments to PDL. The Company is also required to pay royalties based on a percentage of net sales, as defined, of all Products for a specified period and non-refundable annual maintenance fees under certain conditions. During the six months ended June 30, 1999, the Company recognized an expense of $667,000 in connection with the License Agreement.

     The Company has the ability to terminate the License Agreement upon 60 days prior written notice. If terminated prior to payment of the second milestone, the Company will reimburse PDL for costs and expenses to the date of termination. Either party may terminate the License Agreement upon 10 or 30 days written notice of default in making scheduled payments or other breach, respectively, that is not cured by the other party. Otherwise, the License Agreement will continue until expiration of the Company's obligation to pay royalties to PDL.


6.   Reclassifications

     Certain reclassifications have been made to the 1998 Financial Statements to conform to the 1999 presentation.

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

     General

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through June 30, 1999 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at June 30, 1999, an accumulated deficit of approximately $20,725,000. The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaboration with the Bristol-Myers Squibb Company ("BMS") beginning in July 1997, payments received under its collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. ("Roche") beginning in January 1998, funding under research grants and contracts, and the proceeds of the Company's initial public offering in November 1997 and the proceeds from the exercise of outstanding options and warrants. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended June 30, 1999 and 1998

     Contract research and development revenue decreased to approximately $2,245,000 for the three months ended June 30, 1999 from approximately $3,616,000 for the three months ended June 30, 1998. The decrease is attributable to the receipt by the Company of a milestone payment during the first half of 1998 pursuant to the Company's collaboration with BMS. The Company also received contract revenue from the National Institutes of Health and the Department of Defense of approximately $220,000 and $123,000, for the quarters ended June 30, 1999 and 1998, respectively. Revenues from research grants decreased to approximately $212,000 for the three months ended June 30, 1999 from approximately $581,000 for the three months ended June 30, 1998. The decrease resulted from the funding of a fewer number of grants in the second quarter of 1999. Product sales decreased to approximately $17,000 for the three months ended June 30, 1999 from approximately $30,000 for the three months ended June 30, 1998 resulting from decreased orders for research reagents. Interest income decreased to approximately $290,000 for the three months ended June 30, 1999 from approximately $294,000 for the three months ended June 30, 1998 due to the decrease in cash available for investing.

     Research and development expenses increased to approximately $2,960,000 for the three months ended June 30, 1999 from approximately $2,534,000 for the three months ended June 30, 1998. The increase was principally due to the payment of license fees and the hiring of additional scientists as the Company expanded its research and development programs in 1999 and the additional costs in 1999 of conducting the Company's Phase III clinical trials, as the number of patients enrolled in the trials increased significantly.

     General and administrative expenses decreased to approximately $1,108,000 for the three months ended June 30, 1999 from approximately $1,152,000 for the three months ended June 30, 1998. The decrease was principally due to the decrease in legal expenses.

     The Company recognized a loss in its joint venture with CYTOGEN of approximately $1,797,000 for the three months ended June 30, 1999 as the joint venture expensed license fees.

     Interest expenses increased to approximately $15,000 for the three months ended June 30, 1999 from approximately $9,000 for the three months ended June 30, 1998. The increase was principally due to the recognition of interest expense as the Company discounted future capital contributions to the joint venture.

     Depreciation and amortization expense increased to approximately $155,000 for the three months ended June 30, 1999 from approximately $82,000 for the three months ended June 30, 1998. The increase was principally due to the purchase of additional fixed assets and leasehold improvements that are amortized over the life of the lease that expires in December 2000.

     The Company's net loss for the second quarter of fiscal 1999 was approximately $3,272,000 compared to net income of approximately $743,000 for the second quarter of fiscal 1998.

Six Months Ended June 30, 1999 and 1998

     Contract research and development revenue decreased to approximately $4,860,000 for the six months ended June 30, 1999 from approximately $5,329,000 for the six months ended June 30, 1998 as the Company received a milestone payments pursuant to the BMS and Roche agreements in 1998. Revenues from research grants decreased to approximately $423,000 for the six months ended June 30, 1999 from approximately $581,000 for the six months ended June 30, 1998. The decrease resulted due to the funding of a fewer number of grants in the first half of 1999. Sales of research reagents decreased to approximately $35,000 for the six months ended June 30, 1999 from approximately $36,000 for the six months ended June 30, 1998 as orders for such reagents remained constant. Interest income decreased to approximately $593,000 for the six months ended June 30, 1999 from approximately $664,000 for the six months ended June 30, 1998 due to the decrease in cash available for investing.

     Research and development expenses increased to approximately $5,321,000 for the six months ended June 30, 1999 from approximately $3,911,000 for the six months ended June 30, 1998. The increase was principally due to the payment of license fees and the hiring of new scientists as the Company expanded its research and development programs in 1999 and the additional costs in 1999 of conducting the Company's Phase III clinical trials, as the number of patients enrolled in the trials increased significantly.

     General and administrative expenses increased to approximately $1,977,000 for the six months ended June 30, 1999 from approximately $1,937,000 for the six months ended June 30, 1998. The increase was principally due to the hiring of additional administrative staff.

     The Company recognized a loss in its joint venture with CYTOGEN of approximately $1,797,000 for the six months ended June 30, 1999 as the joint venture expensed license fees.

     Interest expense increased to approximately $29,000 for the six months ended June 30, 1999 from approximately $18,000 for the six months ended June 30, 1998. The increase was principally due to the recognition of interest expenses as the Company discounted future capital contributions to the joint venture.

     Depreciation and amortization expense increased to approximately $305,000 for the three months ended June 30, 1999 from approximately $164,000 for the three months ended June 30, 1998. The increase was principally due to the purchase of additional fixed assets and leasehold improvements that are amortized over the life of the lease that expires in December 2000.

     The Company's net loss for the six months ended June 30, 1999 was approximately $3,517,000 compared to net income of approximately $579,000 for the six months ended June 30, 1998.


Liquidity and Capital Resources

     The Company has funded its operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, a line of credit that was repaid and terminated, payments received under collaboration agreements including those with BMS and Roche, an initial public offering, funding under research grants and contracts, interest on investments, and the proceeds from the exercise of outstanding options and warrants.

     At June 30, 1999, the Company had cash, cash equivalents and marketable securities totaling approximately $22,840,000 compared with approximately $24,650,000 at December 31, 1998. The Company's facility lease has been extended to December 2000. In connection with the extended facility lease, the Company expended approximately $1.2 million for equipment and leasehold improvements during the period from January 1, 1998 to June 30, 1999 and expects that an additional $400,000 will be spent to enhance its manufacturing capabilities for clinical trials during the remainder of 1999. In addition, the Company is obligated, under the terms of the joint venture with CYTOGEN, to contribute an additional $1.5 million in license fees through December 31, 2001 and to fund research and development of up to $3.0 million.

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

Year 2000 Compliance

The "Year 2000" problem relates to many currently installed computers, software, and other equipment that relies on embedded technology (collectively, "Business Systems"). These Business Systems are not capable of distinguishing 21st century dates from 20th century dates. As a result, subsequent to
December 31, 1999, Business Systems used by many companies, in a very wide variety of applications, will experience operating difficulties unless they are modified, upgraded, or replaced to adequately process information involving, related to or dependent upon the century change. If a Business System used by the Company or a third party dealing with the Company fails because of the inability of the Business System to properly read a 21st century date, the results could have a material adverse effect on the Company. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 Business Systems failures and has established a team to address Year 2000 risk. The team is reviewing the Company's internal infrastructure and believes that it has identified substantially all of the major Business Systems used in connection with its internal operations. The Company has commenced the process of identifying and correcting the major Business Systems that may need to be modified, upgraded, or replaced, and expects to complete this process, along with remedial actions, before the end of 1999. Costs incurred to date to correct Year 2000 problems have been immaterial. The Company estimates the total cost to complete any required modifications, upgrades, or replacements of affected Business Systems will not have a material impact on the Company's business or results of operations. This estimate is being monitored and will be revised, if necessary, as additional information becomes available. The Company also recognizes the risk that suppliers of products, services, and collaborators with whom the Company transacts business on a worldwide basis may not comply with Year 2000 requirements. The Company has initiated formal communications with significant suppliers and collaborators to determine the extent to which the Company is vulnerable if these third parties fail to remediate their own Year 2000 issues. The review is ongoing and the Company is unable to determine, at this time, the probability that any material supplier or collaborator will not be able to correct any Year 2000 problem in a timely manner. In the event any such third parties cannot provide the Company with products, services, or continue the collaborations with the Company, the Company's results of operations could be materially adversely affected. Based on the above, the Company has yet to develop a comprehensive contingency plan with respect to the Year 2000 problem. The Company will continue to monitor its own Business Systems and, to the extent possible, evaluate the Business Systems of its third party suppliers and collaborators to ensure progress on this critical matter. However, if the Company identifies significant risks related to the Year 2000 compliance or progress deviates from anticipated timelines, the Company will develop contingency plans as deemed necessary at that time.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 1999, the Company did not hold any market risk sensitive instruments.

                         PART II  -  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(d) As of June 30, 1999, $17,112,000 of the $17,112,000 net proceeds from the Company's initial public offering, has been applied to research and development and general operating expenses. With the exception of compensation paid to the officers and certain of the directors of the Company as employees or consultants, no amounts paid in respect of operating expenses were paid to directors or officers of the Company or their associates, to any person owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders of the Company held on June 24, 1999 the following directors (constituting all of the directors) were elected:

          Paul J. Maddon, M.D., Ph.D.
          Charles A. Baker
          Kurt W. Briner
          Mark F. Dalton
          Stephen P. Goff, Ph.D.
          Paul F. Jacobson
          Ronald J. Prentki
          David A. Scheinberg, M.D., Ph.D.

     The voting consisted of 6,463,545 votes cast for each director and 1,825 votes withheld.

     Also voted upon at the meeting was the ratification of the Board of Director's selection of PricewaterhouseCoopers, LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1999, which matter was approved with 6,454,532 votes in favor and 10,838 abstentions.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     +10.33 - Development and License Agreement effective as of April 30, 1999, between Protein Design Labs, Inc. and Registrant

     +10.34 - PSMA/PSMP License  Agreement,  dated  June 15, 1999, by and among
              Registrant, CYTOGEN Corporation  and PSMA Development Company LLC

     +10.35 - Limited Liability Company Agreement of PSMA Development Company, dated June 15, 1999, by and among Registrant, CYTOGEN Corporation and PSMA Development Company LLC

      27    - Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended June 30, 1999, there was no report on Form 8-K.
___________________________________
+ Confidential Treatment Requested

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PROGENICS PHARMACEUTICALS, INC.

Date:  August 13, 1999             by  /s/ Robert A. McKinney
                                   -------------------------------
                                        Robert A. McKinney
                                          Vice President
                                     (Duly authorized officer
                                      of the Registrant and
                                       Principal Financial
                                     and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description
-------    -----------------------------------------------------------------
+10.33 Development and License Agreement effective as of April 30, 1999, between Protein Design Labs, Inc. and Registrant

+10.34 PSMA/PSMP License Agreement, dated June 15, 1999, by and among Registrant, CYTOGEN Corporation and PSMA Development Company LLC

+10.35 Limited Liability Company Agreement of PSMA Development Company, dated June 15, 1999, by and among Registrant, CYTOGEN Corporation and PSMA Development Company LLC

 27         Financial Data Schedule

___________________________________
+ Confidential Treatment Requested

                                                               Exhibit 10.33


[Confidential treatment has been requested for portions of this Agreement. The portions of this Agreement for which confidential treatment have been requested are omitted from this document; such portions are indicated by asterisks. The omitted material has been filed separately with the Securities and Exchange Commission.]


                     DEVELOPMENT AND LICENSE AGREEMENT

                                  between

                         PROTEIN DESIGN LABS, INC.

                                    and

                      PROGENICS PHARMACEUTICALS, INC.

  This Agreement ("Agreement"), effective as of April 30, 1999 ("Effective Date"), is made by and between PROTEIN DESIGN LABS, INC., a Delaware corporation having offices at 34801 Campus Drive, Fremont, CA 94555 (hereinafter "PDL"), and PROGENICS PHARMACEUTICALS, INC., a Delaware corporation having offices at 777 Old Saw Mill River Road, Tarrytown, NY 10591 (hereinafter "PROGENICS").

                                   RECITALS

  A. PROGENICS has developed a murine monoclonal antibody directed against the CCR5 antigen and designated by PROGENICS as "PRO 140";

  B. PROGENICS wishes to engage PDL to use commercially reasonable efforts to use its technology regarding antibody humanization and, if elected by PROGENICS, an antibody [ * * * ] prepared by PDL in order to develop a humanized form of the foregoing murine monoclonal antibody [ * * * ] prepared by PDL; and

  C. PDL is willing to undertake such development effort and to license to PROGENICS rights to such humanized antibody under the terms and conditions of this Agreement.

                                   AGREEMENT

NOW THEREFORE, in consideration of the mutual covenants herein contained and intending to be legally bound, the parties agree as follows:

1.  DEFINITIONS

  All references to Exhibits, Articles and Sections shall be references to Exhibits, Articles and Sections of this Agreement. Except as otherwise expressly provided herein, the following terms in this Agreement shall have the following meanings:

  1.01 "Affiliate" means, with respect to a party hereto, any corporate or other entity which, directly or indirectly, controls, is controlled by, or is under common control with such party, where "control" means the ownership of not less than 50% of the voting shares of a corporation, or 50% of the decision-making authority as to such other unincorporated entity.

  1.02 "Bulk Product" means Licensed Product supplied in a form other than Finished Product which can be converted into Finished Product.

  1.03 "Cell Line" means a cell line producing the Murine Antibody delivered by PROGENICS pursuant to Section 2.01(a).

       "[ *   *   *  ]"  means   [ *   *   *  ]  transfected   cell  line   for
production of the Humanized Antibody.

  1.04 "Combination Product(s)" means any product containing both an agent or ingredient which constitutes a Licensed Product and one or more other active agents or ingredients which do not constitute Licensed Products.

  1.05 "Finished Product(s) " means any and all Licensed Products in a form for use by an end user and not intended for further chemical or genetic manipulation or transformation.

  1.06 "First Commercial Sale" means the last day of the calendar month containing the first sale of a Licensed Product to an independent third party following regulatory approval.

  1.07 "Humanized Antibody(ies)" means the humanized form of the Murine Antibody developed by PDL under this Agreement.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

  1.08 "IND" means an Investigational New Drug Application filed with the U.S. Food and Drug Administration (including regulatory counterparts thereto in other countries, as the case may be, the "FDA") or equivalent filings in countries other than the U.S.

  1.09 "Licensed Product(s)" means products, for any use, incorporating substantially all of the Humanized Antibody or any modification, variant or fragment of the Humanized Antibody containing at least one variable region of the Humanized Antibody.

  1.10 "Murine Antibody(ies)" means, subject to Section 2.01(b), the murine monoclonal antibody designated as "PRO 140" directed against the Target Antigen and selected by PROGENICS for humanization by PDL under this Agreement.

  1.11    "Net Sales" means [ *   *   *  ].

  In the case of a Combination Product for which the agent or ingredient constituting a Licensed Product and each of the other active agents or ingredients not constituting Licensed Products have established market prices when sold separately, Net Sales shall be determined by multiplying the Net Sales for each such Combination Product by a fraction, the numerator of which shall be the established market price for the Licensed Product(s) contained in the Combination Product and the denominator of which shall be the sum of the established market prices for the Licensed Product(s) plus the other active agents or ingredients contained in the Combination Product. When such separate market prices are not established, then the parties shall negotiate in good faith to determine a fair and equitable method of calculating Net Sales for the Combination Product in question.

  In the case of Net Sales of Bulk Products, Net Sales shall be calculated by multiplying the units of Finished Product to which such Bulk Product is reasonably anticipated to be converted by the established market price of the Finished Product on the date of sale of the Bulk Product. By way of example and without limitation, units of Finished Product may be measured in grams or doses, as appropriate.

  In calculating Net Sales of Combination Products or Bulk Products as set forth above, the deductions listed in clauses (a) through (d) of the first paragraph of this Section 1.11 shall also be applied.

  1.12 "PDL Patent Rights" means rights in or to all patents, patent applications or improvements owned or controlled by PDL directly related to the humanization of monoclonal antibodies and identified on Exhibit A, as well as any patent rights directly related to the humanization of antibodies directed against the Target Antigen resulting from or arising as a result of patent applications filed prior to or during the term of this Agreement by PDL in the U.S. or any foreign jurisdiction, including any addition, continuation, continuation-in-part or division thereof or any substitute application therefor; any patent issued with respect to such patent application, any reissue, reexamination, extension or patent term extension of any such patent, and any confirmation patent or registration patent or patent of addition based on any such patent, including any supplementary protection certificates.

  1.13 "PDL [ * * * ] Patent Rights" means rights in or to all patents, patent applications or improvements owned or controlled by PDL directly related to PDL's proprietary [ * * * ] and identified in Section 1 of Exhibit C, resulting from or arising as a result of patent applications filed prior to or during the term of this Agreement by PDL in the U.S. or any foreign jurisdiction, including any addition, continuation, continuation-in-part or division thereof or any substitute application therefor; any patent issued with respect to such patent application, any reissue, reexamination, extension or patent term extension of any such patent, and any confirmation patent or registration patent or patent of addition based on any such patent, including any supplementary protection certificates.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

  1.14 "PDL Technical Information" means any and all inventions, discoveries, know-how, trade secrets, information, experience, technical data, formulas, procedures, results or materials (including any biological materials and samples) which are rightfully held by PDL at any time during the term of this Agreement and which technical information is required or reasonably necessary for the registration, development, manufacture, use or sale of the Humanized Antibody or any modification, variant or fragment thereof; provided that in no event shall PDL Technical Information include general information related to the manufacture (e.g., cell culture, fermentation, formulation) or purification of monoclonal antibodies except as may be agreed upon in a separate written agreement between the parties.

  1.15 "PROGENICS Technical Information" means any and all inventions, discoveries, know-how, trade secrets, information, experience, technical data, formulas, procedures, results or materials (including any biological materials and samples) which are rightfully held by PROGENICS at any time during the term of this Agreement and which technical information is required or reasonably necessary for PDL to carry out the activities contemplated by this Agreement.

  1.16 "Target Antigen" means the CCR5 antigen or such other antigen as may be designated in accordance with Section 2.01(b).

  1.17    "Third Party  [ *   *   *  ] Patent  Rights"  means  the  sublicenses
available from  third parties  for a Licensed Product containing [ *   *   *  ]
prepared by PDL as identified in Section 2 of Exhibit C.

  1.18 "Valid Claim" means any claim in any issued patent included in the PDL Patent Rights which has not been disclaimed or held unenforceable or invalid by a governmental agency or court of competent jurisdiction by a decision beyond right of review.


2.  HUMANIZATION PROGRAM; OTHER MATTERS

  2.01  Delivery of Murine Antibody; [ *   *   *  ].

  (a) Promptly after execution of this Agreement, PROGENICS shall provide to PDL a minimum of three (3) vials of the Cell Line containing approximately one
(1) milliliter each of frozen cell culture at a concentration ranging from 1 x 106 to 5 x 106 cells per milliliter, together with any PROGENICS Technical Information which would be useful in assisting PDL to accomplish the objectives of this Agreement.

  (b)   Through [ *   *   *  ]  (i.e., until  midnight California  time on that
date), PROGENICS shall have a one-time right, upon written notice to PDL, to terminate the Program as it relates to the Murine Antibody. PROGENICS may, at the time of such termination or at any other time through [ * * * ] (i.e.,
until midnight California time on that date), [ *   *   *  ].

  2.02   Humanization Program.   Upon  receipt of  the Cell  Line,  subject  to
Section 2.06, PDL shall promptly commence and diligently use commercially reasonable efforts to apply its humanization technology to the Murine Antibody selected by PROGENICS with the objective of producing a Humanized Antibody and a cell line that expresses the Humanized Antibody (hereinafter, the "Program") having the properties described below. The Program will be conducted as follows:

     (a) Phase IA--Humanized Antibody Development; Minimum Binding Affinity. PDL will carry out the necessary efforts to produce a Humanized Antibody
[ *   *   *  ]  and   having  a   binding  affinity   constant  not  less  than
[ * * * ] that of the Murine Antibody (hereinafter the "Minimum Binding Affinity") and will provide PROGENICS with [ * * * ] as well as supply a sufficient quantity of that Humanized Antibody for evaluation to allow PROGENICS to confirm that the Humanized Antibody meets the Minimum Binding Affinity. PDL shall deliver a written confirmation that it believes that the Humanized Antibody possesses the Minimum Binding Affinity together with the evaluation materials. PROGENICS shall promptly conduct such evaluation using, if technically possible, the method of competitive binding set forth in Queen, et al., Proceedings of the National Academy of Sciences, USA, 86, 1030 (1989). If it is not technically possible to use the method set forth in Queen, et al., the parties shall consult in good faith to agree upon a mutually acceptable alternative method. The results of such tests shall be promptly communicated to PDL and all written results will be provided to PDL as soon as practicable.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (b) Phase IB--Humanized Antibody; Verification; Minimum Anti-HIV Activity. Promptly following delivery of the Humanized Antibody pursuant to
Section 2.02(a), PROGENICS shall also evaluate the Humanized Antibody to determine whether such antibody also possesses anti-HIV activity not less than
[ *   *   *  ].

     In the event that the supplied Humanized Antibody does not meet both the Minimum Binding Affinity and the Minimum Anti-HIV Activity or is, in PROGENICS' sole discretion, not sufficiently close thereto to proceed with development, PROGENICS shall promptly inform PDL accordingly in writing. PDL shall then use commercially reasonable efforts to produce another Humanized Antibody in an effort to achieve the Minimum Binding Affinity and the Minimum Anti-HIV Activity. PROGENICS acknowledges and agrees that achievement of the Minimum Biological Activity may require use of another IgG isotype, which isotype shall be reasonably acceptable to PROGENICS. In any event, the quantity of Humanized Antibody required by PROGENICS for evaluation under Phase IA and IB shall not exceed approximately 5 mg in the aggregate.

     In the event that the second Humanized Antibody does not meet the Minimum Binding Activity and the Minimum Anti-HIV Activity or is, in PROGENICS' sole discretion, not sufficiently close thereto to enable PROGENICS to proceed with development, then the parties shall consult in good faith in order to determine how to proceed with further development.

     In the event that PROGENICS determines that one of the Humanized Antibodies provided by PDL meets the Minimum Binding Affinity and the Minimum Anti-HIV Activity, or is sufficiently close thereto to enable PROGENICS to proceed with the Humanized Antibody under Phase II of the Program, it shall promptly notify PDL in writing (the "Phase I Completion Notice"). At the completion of Phase I, if requested by PROGENICS, PDL will deliver a sample of
(i) a non-optimized cell line and (ii) a DNA vector ("DNA Vector") producing the Humanized Antibody to allow PROGENICS to conduct research while PDL proceeds with Phase II of the Program.

  (c) Phase II--Production Yields. Following the completion of Phase I and delivery by PROGENICS of the Phase I Completion Notice, PDL shall use commercially reasonable efforts to develop and transfer to PROGENICS [ * * * ] which yields at least [ * * * ]. PDL will provide written notification that the Cell Line possesses the Minimum Yield at the time that it transfers to PROGENICS the sterile (but free of chemical sterilizers) and mycoplasma-free [ * * * ], as well as the media to be used by PROGENICS in order to confirm the Minimum Yield measured in the same manner as described in
Section 2.02(a) above.

  2.03 Program Risks. PROGENICS acknowledges that there is no guarantee that PDL will achieve the objectives of the Program and other requirements specified herein and that failure to achieve any of the objectives of the Program shall not constitute a breach of this Agreement, provided that PDL has used commercially reasonable efforts to achieve such objectives and has otherwise complied with the terms of this Agreement.

  2.04 Updates. PDL shall consult with PROGENICS on the Program approach to be undertaken by PDL and shall provide PROGENICS with monthly updates on the progress of the Program. PDL shall provide PROGENICS additional information reasonably requested with respect to the progress and status of the Program.

  2.05 Information. PDL shall keep written records of its development efforts under the Program for such period as may be specified by PDL's internal record retention policies with respect to such information. PDL shall specify in writing the applicable retention periods for the relevant records following completion of the Program. PDL shall cooperate and in good faith provide copies of or access to any information or records related to the work conducted under the Program that may be required or reasonably necessary by PROGENICS for patent prosecution and maintenance or regulatory submissions with respect to Licensed Products; provided that no rights to the financial records or information of PDL are granted under this Section 2.05.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

  2.06 [ * * * ]. PROGENICS has requested that the Licensed Product [ * * * ] prepared by PDL. PROGENICS acknowledges and agrees that if the Licensed Product [ * * * ] prepared by PDL, then the PDL [ * * * ] and certain Third Party [ * * * ] as identified on Exhibit C shall be required under this Agreement and that the additional royalties set forth in
Section 2 of Exhibit C, if applicable, shall be in addition to royalties payable to PDL under Section 5.03(a).

3.  OWNERSHIP AND PATENT RIGHTS

  3.01 License Grant. Subject to the terms and conditions of this Agreement, PDL hereby grants, and PROGENICS hereby accepts, the following licenses:

     (a) an exclusive, worldwide license, including the right to grant sublicenses, to develop, make, have made, import, use, sell, offer to sell or have sold Licensed Products and related cell lines, including the
[ *   *   *  ];

     (b) an exclusive, worldwide, license, including the right to grant sublicenses, under any claims in the PDL Patent Rights that relate specifically to the Humanized Antibody or any modification, variant or fragment of the Humanized Antibody containing at least the hypervariable region of the Murine Antibody thereof (but not to those claims which may relate to any other antibodies or to any modifications, variants or fragments thereof or to any humanization technology applicable to any antibodies other than the Humanized Antibody) to develop, make, have made, import, use, sell, offer to sell or have sold Licensed Products;

     (c) a nonexclusive, worldwide license, including the right to grant sublicenses, to PDL Technical Information and those claims in PDL patents and patent applications not licensed under Sections 3.01(b) and 3.01(e) solely to the extent required or reasonably necessary to enable PROGENICS to develop, make, have made, import, use, sell, offer to sell or have sold Licensed Products, provided, however that the disclosure of PDL Technical Information shall remain subject to the confidentiality obligations set forth in this Agreement;

     (d) to the extent PDL is legally permitted and if requested by PROGENICS, a nonexclusive, worldwide sublicense under the third party patents licensed to PDL and identified on Exhibit B solely to the extent necessary to enable PROGENICS to develop, make, have made, import, use, sell, offer to sell or have sold Licensed Products; and

     (e) if, at the request of PROGENICS, the Licensed Product contains a [ * * * ] prepared by PDL, (i) a nonexclusive, worldwide license, including the right to grant sublicenses, under the [ * * * ] and (ii) to the extent PDL is legally permitted, a nonexclusive, worldwide sublicense under the [ * * * ], such license rights under (i) and (ii) solely to the extent necessary to enable PROGENICS to develop, make, have made, import, use, sell, offer to sell or have sold Licensed Products containing a [ * * * ] prepared by PDL.

In any event, PROGENICS may terminate its rights under Sections 3.01(d) or (e) (except to the extent expressly provided in Exhibit C) under any specific third party license (or all such licenses) upon written notice to PDL.

  3.02  PROGENICS' Ownership; Patent Prosecution.

     (a) PROGENICS shall own any and all inventions, discoveries, concepts and ideas, whether patentable or not, developed by employees or collaborators of PROGENICS related to the Murine Antibody. Nothing contained herein shall grant or be deemed to grant any right or license, express or implied, by PROGENICS to PDL or any other person with respect to the Murine Antibody, PROGENICS Technical Information or any other rights (patent or other) of PROGENICS except to the extent required or reasonably necessary for (and then only for the purpose of) the discharge by PDL of its obligations to PROGENICS hereunder.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (b) The results of pharmacological, toxicology, clinical and other tests and evaluations relating to the Humanized Antibody shall be the property of PROGENICS. PROGENICS agrees to provide PDL with a summary of the results of any pharmacological, toxicology, clinical and other tests and evaluations relating to the Humanized Antibody conducted by or for PROGENICS for use by PDL in the prosecution or defense of PDL Patent Rights. Except as expressly provided herein, the disclosure of such information to PDL shall be subject to the confidentiality and non-use provisions of the confidentiality agreement described in Article 8 hereof.

     (c) PROGENICS shall have the right to seek and obtain patent protection in relation to the subject matter of Section 3.02(a) and (b), as it deems appropriate at its own cost, without prejudice, however, to the right of involved PDL employees or collaborator(s), if any, to be named as inventor(s) or co-inventor(s) in accordance with applicable patent laws. PDL shall provide reasonably required assistance to PROGENICS, at the expense of PROGENICS, in the event that PROGENICS wishes to seek such patent protection.

     (d) PROGENICS, in the name of and with the cooperation of PDL, shall assume the filing, prosecution and maintenance of any patent applications directly related to the Humanized Antibody under the patents and other rights licensed by PDL pursuant to Section 3.01(b), provided that the expenses of filing, prosecuting and maintaining patents and patent applications hereunder shall be borne by PROGENICS. PROGENICS shall provide PDL with reports no less frequently than once per calendar year listing all patents and patent applications filed, prosecuted or maintained by PROGENICS pursuant to the provisions hereof, including identification of the patents and patent applications by number and country, together with a brief description of the status of the prosecution or patent. If PROGENICS determines not to file or not to continue to prosecute and maintain any patent application pursuant to the terms of this Section 3.02(d), for any particular invention or country, PROGENICS shall promptly, and in any event not less than ten (10) business days prior to the date in which a failure to file or respond would prejudice the rights of PDL hereunder, notify PDL in writing of such determination and PDL shall have the right, in its sole discretion, to file, prosecute and maintain such patent application at its sole expense and PROGENICS shall cooperate with PDL in support of such efforts.

  3.03  PDL Ownership.

     (a) Ownership of the PDL Patent Rights and PDL Technical Information developed or used by PDL in furtherance of the Program conducted under this Agreement, as well as the Humanized Antibody and cell lines, including the [ * * * ], that express the Humanized Antibody, shall remain the property of PDL. PDL shall own any and all inventions, discoveries, concepts and ideas, whether patentable or not, developed by employees or collaborators of PDL related to the Humanized Antibody, without prejudice, however, to the right of involved PROGENICS employees or collaborators, if any, to be named as inventors or co-inventors in accordance with applicable patent laws.

     (b) Subject to Section 3.02(d), PDL shall have the right to seek and obtain patent protection in relation to the subject matter of this Section 3.03 as it deems appropriate at its own cost, without prejudice, however, to the right of involved PROGENICS employees or collaborator(s), if any, to be named as inventor(s) or co-inventor(s) in accordance with applicable patent laws. PROGENICS will provide reasonably required assistance to PDL, at the expense of PDL, in the event that PDL wishes to seek such patent protection.

  3.04  Sublicenses.

     (a) PROGENICS shall have the right to grant sublicenses of its rights under Section 3.01(a)-(d) and, if applicable, Section 3.01(e), with respect to Licensed Products, provided that PROGENICS shall remain obligated to pay all Milestones and royalties due to PDL with respect to the sale of Licensed Products by its assignee or sublicensee. In addition, the grant of any sublicenses under Section 3.01 shall be on terms and conditions which are subject to and subordinate to the terms of this Agreement and PROGENICS shall remain fully responsible to PDL for the performance by PROGENICS' sublicensees of any and all such terms applicable thereto. Promptly following execution of any sublicense hereunder, PROGENICS shall provide to PDL a copy of the sublicense agreement.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (b) In the event that this Agreement is terminated by PDL for breach by PROGENICS under Section 9.02(b), PDL agrees to enter into a license agreement with any sublicensee of PROGENICS under this Agreement effective as of the date of termination on substantially the same terms and conditions as this Agreement (but in any event on terms no less favorable in any material respect to such sublicensee than those terms pertaining prior to any such termination); provided that such sublicensee did not cause the breach by PROGENICS resulting in termination or is not itself in breach.

  3.05  Third Party Rights.

     (a) Existing Third Party Licenses Available for Sublicense. If PROGENICS retains a sublicense under the third party licenses identified in Exhibit B or
Section 2 of Exhibit C, such sublicenses shall not include any additional payments by or royalties from PROGENICS to PDL for the rights to such sublicenses (other than as may be payable to such third parties by PROGENICS through PDL as set forth in such agreements). PROGENICS understands and agrees that the licenses granted to it under this Agreement include sublicenses by PDL under agreements between PDL and certain third parties as set forth in Exhibit B and, if applicable, Exhibit C. PROGENICS understands and agrees that such sublicenses may in some respects be more restrictive than the terms and conditions of this Agreement, acknowledges that it has received copies of such agreements and agrees to abide by all terms and conditions of such agreements applicable to sublicensees. During the period PROGENICS elects to retain its rights under Section 3.01 with respect to the agreements set forth in Exhibit B and, if applicable, Exhibit C, PDL agrees to notify PROGENICS if any sublicensed agreement set forth in Exhibit B and, if applicable, Exhibit C, is either (a) amended in a manner that materially affects the rights of PROGENICS hereunder or (b) terminated. In the event of a material amendment, PDL shall provide PROGENICS with a copy of such amended agreement or a summary of the amended terms promptly following the effective date of such amendment. PDL agrees not to enter into any amendment of such agreements which would materially limit or restrict the rights of PROGENICS with respect to Licensed Products under the agreement sublicensed, without either (i) procuring for PROGENICS the right to enter into a sublicense directly with such licensor on terms and conditions substantially similar to those under the applicable sublicense hereunder (but in any event on terms no less favorable in any material respect than those terms pertaining prior to such amendment), or (ii) obtaining the prior written consent of PROGENICS, which consent shall not be unreasonably withheld or delayed.

     (b) Additional Third Party Licenses. PDL shall in good faith use commercially reasonable efforts to provide to PROGENICS on or about each anniversary of the Effective Date a list of third party licenses with respect to which PDL has the right to grant sublicenses that PDL believes may include claims that but for a license under such agreement would be infringed by the making, using, importing, selling or offering for sale Licensed Products as a result of the humanization efforts of PDL hereunder and, if elected, the [ * * * ] prepared by PDL. Upon request from PROGENICS, PDL shall provide a copy of the third party license agreement with respect to which PROGENICS may desire a sublicense. If PROGENICS desires a sublicense under such third party agreement, PDL and PROGENICS shall enter into an amendment to Exhibit B or Exhibit C, as the case may be, to include therein such third party rights, provided that as a condition to such amendment, PROGENICS shall pay to PDL any fees and payments that may be required in order for PDL to grant such sublicense (including reimbursement to PDL of a reasonable share of any of the fees or payments previously made by PDL for its license).

  3.06 [ * * * ]. If, after the Effective Date, PDL enters into an agreement ("Third Party License") granting a license under the PDL Patent Rights [ * * * ], to make, have made, import, use or sell an antibody binding to the [ * * * ]. The parties agree to execute such documents as may be reasonably necessary to carry out the purpose of this Section 3.06.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

  3.07 Diligence Obligations; Non-Humanization.

     (a) For so long as PROGENICS is using commercially reasonable effort to develop and obtain regulatory approvals for Licensed Products, PDL shall not directly or indirectly, alone or with others, develop any product that is an antibody or contains a variable region of an antibody directed against the Target Antigen; provided, however, that the foregoing limitation shall not prohibit PDL from humanizing an antibody or any modification, variant or fragment of an antibody for and granting a license under the PDL Patents and PDL Technical Information to a third party (to the extent such grant does not conflict with Section 3.01) if PROGENICS has received notification from PDL under Section 6.01(a) and PROGENICS has elected not to exercise its right to enter into an amendment to this Agreement to obtain [ * * * ] as provided under Section 6.01. The term "commercially reasonable efforts" as used in this
Section 3.07(a) shall mean that PROGENICS or its Affiliate or sublicensee hereunder has: (a) either [ * * * ] or [ * * * ] hereunder; (b)
either [ * * * ] or [ * * * ] hereunder; and (c) either [ * * * ] or [ * * * ] hereunder. PROGENICS shall provide PDL with regular, and in any event not less than annual, written summary reports of the development efforts on and progress of the Humanized Antibody and such further information as PDL may reasonably request in connection with any such written reports in order to establish satisfaction by PROGENICS of the condition to PDL's obligation under this Section 3.07.

     (b)  In any event, PDL agrees that for a period of [ *   *   *  ].

4.   CERTAIN ADDITIONAL SUBLICENSE RIGHTS

     4.01  [ *   *   *  ].

     4.02  [ *   *   *  ].

     4.03  [ *   *   *  ].

5.  MILESTONE PAYMENTS; ROYALTIES, REPORTS

  5.01  Milestones.

  (a)   In consideration  for the  efforts and  licenses granted  by PDL  under
Section 3.01, PROGENICS shall make payments upon the achievement of certain Milestones as set forth in this Section 5.01(a). Except as expressly set forth below (including as specified in the notes to the table), within thirty (30) days after the achievement of each of the following Milestones, PROGENICS shall make the specified non-refundable and non-creditable payment to PDL for the corresponding Milestone as follows:

  Milestone(1)(2)                      Milestone Payment Amount

  1.  Execution of this Agreement      [ *   *   *  ]

  [ *   *   *  ]                       [ *   *   *  ]

(1) [ *   *   *  ].

(2) Except as expressly provided in Section 2.01(b), Milestone payments shall be payable only once, which shall be the first time a Milestone is achieved. If a Milestone is skipped or avoided by advancing development of the Licensed Product to a later development step, then the Milestone that would be expected to occur earlier shall be deemed to have been achieved at the same time the later Milestone is achieved, and the corresponding payments for the Milestones achieved shall be due. References to clinical trials are references to the most advanced clinical development stage of the Licensed Product as specified in the protocol filed with the FDA, regardless of therapeutic indication (e.g., a Phase I/II clinical trial shall be deemed to trigger Milestone 7).

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

(3) PROGENICS shall make the Milestone 1 payment to PDL within ten (10) days after execution of this Agreement.

(4) [ *   *   *  ].

(5) [ *   *   *  ].

(6) [ *   *   *  ].

(7) [ *   *   *  ].

  5.02   Payments.   Payment shall  be made  by wire  transfer to the following account or such other account as may be specified by PDL to PROGENICS in writing at least two (2) business days in advance of the date of payment:

                                [ *   *   *  ]

  5.03  Royalties to PDL.

  (a) Royalties. Subject to Section 5.03(c) and, if applicable,Section 6.01, in further consideration of the rights and licenses granted by PDL under
Section 3.01, PROGENICS shall pay to PDL a royalty of [ * * * ] on the Net Sales of all Licensed Products sold by PROGENICS or its Affiliates or sublicensees.

  (b) Term  of Royalties.   Royalties payable pursuant to Section 5.03(a) shall
be payable with respect to the Net Sales of Licensed Products by PROGENICS, its Affiliates or sublicensees in each country until the later of

  [ *   *   *  ]

  (c) Royalty Reductions. The royalty payable under Section 5.03(a) shall be subject to reduction under certain circumstances in certain countries as described in this Section 5.03(c); provided that no royalty reduction shall apply in the event of an amendment to this Agreement pursuant to Section 6.01.

     (i) U.S. and Major Markets. In the U.S. or in any Major Market (as defined in Section 5.01(a)) country, as the case may be, the royalty under
Section 5.03(a) shall be reduced to [ * * * ] in each such country beginning with the first quarterly reporting period in which there is no Valid Claim or no pending claim under PDL Patent Rights that is treated as a Valid Claim (i.e., for purposes of this Section 5.03(c)(i), a pending claim shall be treated as a Valid Claim so long as such pending claim shall not be pending for a period longer than [ * * * ] from the Effective Date) in that country that, but for the licenses granted to PROGENICS under this Agreement, would be infringed by the manufacture, use, importation or sale of that Licensed Product in such country or by the manufacture of that Licensed Product in the country of manufacture.

     (ii) Rest of World. In all countries other than the U.S. and the Major Market countries ("ROW"), the royalty under Section 5.03(a) shall be reduced to [ * * * ] in the ROW beginning with the first quarterly reporting period in which [ * * * ] there is no Valid Claim or no pending claim under PDL Patent Rights that is treated as a Valid Claim (i.e., for purposes of this
Section 5.03(c)(ii), a pending claim shall be treated as a Valid Claim so long as such pending claim shall not be pending for a period longer than [ * * * ] from the Effective Date) that, but for the licenses granted to PROGENICS under this Agreement, would be infringed by the manufacture, use, importation or sale of that Licensed Product in such country or by the manufacture of that Licensed Product in the country of manufacture.

     (iii) Failure to Maintain PDL Patent Rights. Notwithstanding Sections 5.03(d)(i) and (ii), the royalty under Section 5.03(a) shall be reduced to [ * * * ] in any country beginning with the first quarterly reporting period in which PDL fails to maintain issued patents under the PDL Patent
Rights such that as a result of the failure of PDL to maintain such issued patents in the country in question, there is no Valid Claim that, but for the licenses granted to PROGENICS under this Agreement would be infringed by the manufacture, use, importation or sale of that Licensed Product in such country or by the manufacture of that Licensed Product in the country of manufacture; provided that a royalty reduction hereunder shall not apply with respect to any issued patents in any country that PROGENICS elects not to maintain pursuant to
Section 3.02(d).

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (iv) Competition. In the event that sales in any given country by independent third parties of a human or humanized antibody directed against the Target Antigen ("Third Party Sales") exceed [ * * * ] of the aggregate gross revenues ("Reduction Threshold") derived by or payable from or on account of the sale of Licensed Products in that country by PROGENICS, its Affiliates and sublicensees in any two consecutive quarterly reporting periods hereunder, PROGENICS shall inform PDL in writing and royalties payable to PDL under
Section 5.03(a) shall be reduced to [ * * * ] on Net Sales of all Licensed Products sold by PROGENICS or its Affiliates or sublicensees in that country beginning with the first quarterly reporting period after the Reduction Threshold is exceeded for two consecutive quarterly reporting periods and continuing until the first quarterly reporting period after two consecutive quarterly reporting periods in which Third Party Sales no longer exceed the Reduction Threshold in that country. In addition, if in the U.S. or any country which is a Major Market (as defined in Section 5.01(a)) Third Party Sales of units of Licensed Products exceed [ * * * ] of the unit sales of Licensed Products in that country by PROGENICS, its Affiliates and sublicensees in any two consecutive quarterly reporting periods hereunder, PROGENICS shall inform PDL in writing, and PROGENICS and PDL shall negotiate in good faith on an equitable royalty reduction to an amount not less than [ * * * ], with the goal of improving the competitive position of Licensed Products with respect to "unit sales." For purposes of identifying unit sales, the parties shall take into consideration, as applicable, varying therapeutic indications and dosing regimens, it being the intent of the parties that unit comparisons be made as closely as practicable on a units-per-patient basis.

  5.04  Royalties to Third Parties.

  (a) PROGENICS shall be solely responsible for the payment of any royalties payable to third parties arising out of the manufacture or sale of Licensed Products by PROGENICS, its Affiliates or sublicensees, including any royalties payable under the third party licenses identified on Exhibit B and Exhibit C (if the Licensed Product contains [ * * * ] prepared by PDL), which shall be in addition to the royalties specified in Section 5.03. This shall include all royalties payable to third parties pursuant to sublicenses granted by PDL to PROGENICS under this Agreement, which PROGENICS shall, if possible, pay directly to such third parties.

  (b) In the event that PROGENICS has an existing sublicense from PDL hereunder and determines that it is not possible to pay royalties directly to third parties under such license agreements, including those identified in Exhibit B and Exhibit C (if the Licensed Product contains [ * * * ] prepared by PDL), PROGENICS shall promptly remit the appropriate royalty payments to PDL and PDL shall pay the third party royalties when due under the terms of PDL's agreement with such third party licensors.

  5.05 Sales Among Affiliates and Sublicensees; Single Royalty. Sales between and among PROGENICS and its Affiliates and sublicensees of Licensed Products which are subsequently resold or to be resold by such Affiliates and sublicensees shall not be subject to royalty, but in such cases royalties shall accrue upon the occurrence of and be calculated based on any subsequent sale of such Licensed Products to a non-Affiliate or non-sublicensee. In any event, no provision of this Agreement shall be construed as requiring the payment of more than a single royalty for each Net Sale of Licensed Product regardless of the number of patentable or patented claims under PDL Patent Rights or amount of PDL Technical Information incorporated into such Licensed Product. By way of illustration and without limitation, Licensed Products royalties payable to PDL of [ * * * ] (excluding royalties received by PDL payable to third party licensors from PROGENICS) shall represent the maximum royalty payable to PDL for licenses under the PDL Patent Rights (regardless of the subsequent issuance of additional patents to PDL that may cover Licensed Products) and shall apply only to Net Sales of that Licensed Product to the end user customer and not to any earlier transfer in the chain of distribution of that Licensed Product.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

  5.06 Annual Maintenance Fee. In further consideration of the licenses granted under Section 3.01, not later than ten (10) days following the [ * * * ] anniversary of the Effective Date and not later than each anniversary thereafter, PROGENICS shall pay PDL a nonrefundable annual maintenance fee ("Annual Maintenance Fee") in the amount of [ * * * ]. The Annual Maintenance Fee shall not be payable for any annual period immediately following a year in which royalties paid to PDL by PROGENICS (net of offsets, if any, other than the credit described in Section 5.03) under Section 5.03
hereof exceed  [ *   *   *  ].   By way of illustration and without limitation,
if PROGENICS pays the Annual Maintenance Fee in [ * * * ] and the royalties paid to PDL in [ * * * ] exceeded [ * * * ], then no Annual Maintenance Fee for [ * * * ] shall be payable in [ * * * ]. Notwithstanding any other provision of this Agreement or the actual Net Sales of Licensed Products subject to reporting in any quarterly period hereunder, PROGENICS shall have the right to report and pay a minimum royalty of at least
[ *   *   *  ] in any reporting period.

  5.07  Withholding.

     (a) Payments. All amounts payable under Sections 5.01 and 5.06 shall represent the actual proceeds to be received by PDL after any deductions or withholding for any taxes (other than taxes based on PDL's income) that may be applicable to the payment of any Milestone hereunder by reason of PROGENICS having sublicensed or otherwise transferred or assigned any rights under this Agreement to which Sections 5.01 and 5.06 pertain to a person that is not a U.S. person for U.S. federal income tax purposes. PDL agrees to reasonably cooperate with PROGENICS in obtaining a refund, or otherwise mitigating the effects, of any withholding taxes covered by the foregoing sentence paid by PROGENICS with respect to any payments to PDL hereunder. In the event that PDL is successful in obtaining any refund, or otherwise mitigating the effects, of tax withholding amounts paid by PROGENICS under this Agreement, PDL agrees to promptly remit the amount of such refund or other benefit to PROGENICS.

     (b) Royalty Payments. PROGENICS may withhold from royalties due to PDL amounts for payment of any withholding tax that PROGENICS has paid to any taxing authority with respect to royalties paid to PDL under this Agreement on the sale or manufacture of Licensed Products. PROGENICS agrees to reasonably cooperate with PDL in obtaining a foreign tax credit in the U.S. with respect to taxes withheld on royalties due to PDL on the sale or manufacture of Licensed Products.

  5.08 Currency Conversion. All amounts payable to PDL under this Agreement shall be payable in U.S. Dollars by wire transfer to a bank account designated by PDL. In the case of royalties on sales, all amounts payable shall first be calculated in the currency of sale and then converted into U.S. Dollars using the average of the daily exchange rates for such currency quoted by Citibank, N.A. for each of the last fifteen (15) banking days of each calendar quarter.

  5.09 Interest on Overdue Payments. PROGENICS shall be liable for interest on any overdue payments under Sections 5.01, 5.03 and 5.06 at the rate of ten percent (10%) per annum, or the highest rate allowed by law, whichever is less, commencing on the date such payments are due until paid.

  5.10  Reports.

     (a) Current Reports. PROGENICS agrees to make written reports and royalty payments to PDL within forty-five (45) days after the close of each calendar quarter during the term of this Agreement, beginning with the calendar quarter in which the date of first sale to an independent third party occurs. These reports shall show Net Sales of the Licensed Products by PROGENICS and its Affiliates for the calendar quarter with respect to which the report is delivered as well as Net Sales of the Licensed Products reported by sublicensees in that calendar quarter on a country-by-country basis, details of the quantities of Licensed Products sold in each country and the country of manufacture if different, applicable offsets, withholding taxes and the net royalty due to PDL thereon pursuant to Article 5. Concurrently with the making of each such report, PROGENICS shall make any payment due to PDL of royalties for the period covered by such report.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (b) Termination Report. If this Agreement terminates at any time after royalties on Licensed Products are payable pursuant to Section 5.01, PROGENICS also agrees to make a written report to PDL within ninety (90) days after the date on which PROGENICS, its Affiliates or sublicensees last sell Licensed Products stating in such report the same information required by quarterly reports for all such Licensed Products made, sold or otherwise disposed of which were not previously reported to PDL.

     (c) Notification of Marketing Approval. PROGENICS agrees to notify PDL in writing within sixty (60) days after the date on which PROGENICS, its Affiliates or sublicensees obtain marketing approval of a Licensed Product in any country. Such notice shall specify the country in which marketing approval was obtained and the date of such approval.

  5.11 Inspection PROGENICS agrees to keep accurate and complete records for a period of at least three (3) years (or such longer period as may correspond to PROGENICS' internal records retention policy) for each reporting period in which Net Sales occur showing the manufacturing, sales, use and other disposition of Licensed Products in sufficient detail to enable the royalties payable hereunder to be determined, and further agrees to permit its books and records to be examined by an independent accounting firm selected by PDL and reasonably satisfactory to PROGENICS, from time-to-time to the extent necessary, but not more than once a year. Such examination is to be made at the expense of PDL, except in the event that the results of the audit reveal that PROGENICS underpaid PDL by [ * * * ] or more, in which case the audit fees shall be paid by PROGENICS. Any such discrepancies will be promptly corrected by a payment or refund, as appropriate.

6.  [ *   *   *  ]; ROYALTY BUY DOWN; MANUFACTURING

     6.01  [ *   *   *  ]

     (a) In the event that [ * * * ], PDL shall promptly notify PROGENICS in writing [ * * * ]. PROGENICS shall have fifteen (15) days following delivery of the written notice from PDL to notify PDL that it desires to enter into an amendment to this Agreement [ * * * ] under the terms of this
Section 6.01. Thereafter, the parties shall negotiate in good faith on the additional terms of such amendment as provided in Section 6.01(b). Effective upon the execution of such amendment and the payment of the appropriate non-refundable, non-creditable [ * * * ] fee set forth below, [ * * * ]. PROGENICS' right to enter into an amendment to this Agreement [ * * * ] pursuant to this Section 6.01 shall terminate if PROGENICS either fails to timely notify PDL or elects not to exercise its right as provided under this
Section 6.01 following written notification from PDL of a [ * * * ], or if the parties fail to reach agreement on additional terms as provided in Section 6.01(b). The applicable [ * * * ] shall be determined by the time of exercise by PROGENICS of its rights hereunder as set forth in the table below.

[ *   *   *  ]

Effective upon  the execution  of an amendment including the terms set forth in
Section 6.01(b) and the payment of the applicable [ *   *   *  ] and subject to
the remaining terms and conditions of this Agreement, [ *   *   *  ].

     (b)  In the event that PROGENICS elects to exercise its rights pursuant to
Section 6.01(a), for a period of thirty (30) days from written notice of exercise from PROGENICS hereunder, the parties shall negotiate in good faith to reach an agreement on the additional terms of [ * * * ], which terms shall
include [ *   *   *  ].

  6.02   Royalty Buy  Down.   For a period of [ *   *   *  ] from the Effective
Date, PROGENICS shall have the right to make a payment to PDL in order to reduce the royalty payable to PDL pursuant to Section 5.03 as follows:

[ *   *   *  ]

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

  6.03   Manufacturing by  PDL.   Upon request  by  PROGENICS,  PDL  agrees  to
consider manufacturing Licensed Products for and on behalf of PROGENICS on terms to be reasonably negotiated under a separate contract. In no event shall this Section 6.03 be construed as an obligation on the part of either party. If PROGENICS desires, and if legally permissible, PDL will manage, under terms and conditions to be mutually agreed upon, a new manufacturing facility financed by PROGENICS within or contiguous to PDL's existing manufacturing facility.

7.  REPRESENTATIONS AND WARRANTIES; INDEMNIFICATION

  7.01  Representations and Warranties.

     (a) Each party represents and warrants to the other that it knows of no legal reason to prevent it from entering into this Agreement.

     (b) PROGENICS represents and warrants that it possesses appropriate rights to the Murine Antibodies for PDL to undertake the Program and that the performance of this Agreement by PDL will not infringe any patent, trade secret or other proprietary rights of a third party with respect to the Murine Antibodies.

     (c) PDL represents and warrants that as of the Effective Date it has the rights to grant the licenses as provided under Sections 3.01(a), (b) and (c).

     (d) As of the Effective Date, PDL has not been informed by any of the third party licensors listed on Exhibit B or Exhibit C that PDL is not entitled to grant the sublicenses granted under this Agreement.

  7.02 No Warranty of Validity, Non-Infringement. PDL makes no representations or warranties, express or implied (except as specifically set forth herein) with respect to any cell line (including the [ * * * ]) or Humanized Antibody delivered to PROGENICS under this Agreement and nothing in this Agreement shall be construed as (a) a warranty or representation by PDL as to the validity or scope of any PDL Patent Rights; or (b) a warranty or representation that anything made, used, sold or otherwise disposed of under any license granted in this Agreement is or will be free from infringement of patents, copyrights, trademarks, trade secrets or other rights of third parties.

  7.03   No Other  Warranties by  PDL.   EXCEPT AS  SPECIFICALLY SET  FORTH  IN
ARTICLE 7,  PDL MAKES  NO REPRESENTATIONS  OR WARRANTIES  OF ANY  KIND,  EITHER
EXPRESS OR IMPLIED, WITH RESPECT TO ANY CELL LINES, ANTIBODIES, LICENSED PRODUCTS OR OTHER MATERIALS DELIVERED TO PROGENICS UNDER THIS AGREEMENT AND PDL FURTHER MAKES NO EXPRESS OR IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, OR THAT THE USE OF ANY CELL LINES, ANTIBODIES, LICENSED PRODUCTS OR OTHER MATERIALS DELIVERED TO PROGENICS UNDER THIS AGREEMENT WILL NOT INFRINGE ANY THIRD PARTY RIGHTS.

  7.04   No Other Warranties by PROGENICS.  EXCEPT AS SPECIFICALLY SET FORTH IN
ARTICLE 7, PROGENICS MAKES NO REPRESENTATIONS OR WARRANTIES OF ANY KIND, EITHER EXPRESS OR IMPLIED, WITH RESPECT TO ANY CELL LINES, ANTIBODIES, PROGENICS TECHNICAL INFORMATION OR OTHER MATERIALS DELIVERED TO PDL UNDER THIS AGREEMENT AND PROGENICS FURTHER MAKES NO EXPRESS OR IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE, OR THAT THE USE OF ANY CELL LINES, ANTIBODIES, PROGENICS TECHNICAL INFORMATION OR OTHER MATERIALS DELIVERED TO PDL UNDER THIS AGREEMENT WILL NOT INFRINGE ANY THIRD PARTY RIGHTS.

  7.05   PROGENICS Diligence.   PROGENICS  acknowledges the  provisions of this
Article 7 and agrees that, subject to Section 7.06, it is responsible for and has conducted its own investigation and analysis of the patent or other proprietary rights of third parties and the possibility of infringements thereof, that it understands the complexity and uncertainties associated with possible claims of infringement of patent or other proprietary rights of third parties, particularly those relating to pharmaceutical products.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

  7.06 Indemnification. PROGENICS shall at all times, during the term of this Agreement and thereafter, indemnify and hold harmless PDL and its Affiliates, sublicensees, directors, officers, agents and employees from any claim, proceeding, loss, expense, and liability of any kind whatsoever (including but not limited to those resulting from death, personal injury, illness or property damage and including legal expenses and reasonable attorneys' fees) arising out of or resulting from the development, manufacture, holding, use, testing, advertisement, sale or other disposition by PROGENICS, its Affiliates or sublicensees, or any distributor, customer or representative of PROGENICS or any one in privity therewith, of any Licensed Product or of any cell lines (or their progeny or derivatives, other biological materials, method, process, device or apparatus) or Humanized Antibody licensed or provided by PDL to PROGENICS hereunder; provided, however, that the foregoing indemnity obligation shall not apply where such claim, proceeding, loss, expense or liability is the result of the gross negligence or willful misconduct of PDL. In the event that such claim, loss, expense or liability is the result of the gross negligence or willful misconduct of PDL, PDL shall correspondingly indemnify PROGENICS and its Affiliates, sublicensees, directors, officers, agents and employees.

  7.07 Immunity. During the term of this Agreement and for so long as PROGENICS is not in material breach hereof, PDL grants to PROGENICS an immunity from suit by PDL with respect to Licensed Products under the PDL Patent Rights and, if applicable, the PDL [ * * * ]. Nothing herein shall be construed as a waiver of any rights of PDL at law or equity otherwise available as a remedy to PDL for a breach of this Agreement by PROGENICS.

8.  CONFIDENTIALITY

  The provisions of that certain Confidentiality Agreement entered into between PDL and PROGENICS of July 31, 1997, a copy of which is attached hereto as Exhibit D, are incorporated by reference as if set forth in their entirety herein. Information (as defined in the Confidentiality Agreement) furnished by a party to the other hereunder, directly or indirectly, including without limitation any specifications and data related to the Murine Antibody and Cell Line and PDL's humanization technology, may be used by the party receiving such Information, except as otherwise expressly provided, only in furtherance of the performance of its obligations under this Agreement. In any event, the term of the Confidentiality Agreement shall continue through the term of this Agreement.

9.  TERM AND TERMINATION

  9.01 Term. Unless earlier terminated as provided in this Article 9, this Agreement shall come into force on the date first set forth above and shall continue until later of the expiration of the obligation to pay royalties to PDL or to PDL's licensors as specified in Section 5.04, in accordance with
Article 5 above. Thereafter, this Agreement shall terminate and all licenses or sublicenses granted hereunder shall become fully paid-up, irrevocable licenses.

  9.02  Termination.

     (a) This Agreement may be terminated on sixty (60) days prior written notice by PROGENICS; provided that if PROGENICS terminates this Agreement prior to the payment of Milestone 2 for any reason other than a breach of this Agreement by PDL, PROGENICS shall reimburse PDL within thirty (30) days of such termination for incremental costs and non-cancellable expenses incurred by PDL in conducting the Program to the date of termination by PROGENICS. If PROGENICS terminates this Agreement after the payment of Milestone 2, PROGENICS shall have no obligation to reimburse PDL for any costs or expenses incurred by PDL in conducting the Program.

     (b) If either party shall at any time default in the payment of any royalty, or the making of any payment required by this Agreement, the other party may, at its option, terminate this Agreement upon ten (10) days written notice, provided that if the receiving party shall have fully cured its default within such ten (10) day period, then the rights and licenses herein granted shall remain in force as if no breach or default had occurred. If either party shall at any time breach any material term, condition or agreement herein other than failure to pay, and shall fail to have initiated and actively pursued remedy of any such default or breach within thirty (30) days after receipt of written notice thereof by the other party, that other party may, at its option, cancel this Agreement and revoke any rights and licenses herein granted and directly affected by the default or breach by notice in writing to such effect. Such act shall not, however, prejudice the right of the party giving notice to recover any royalty or other sums due at the time of such cancellation, and it being understood that if within thirty (30) days after receipt of any such notice the receiving party shall have initiated and actively pursued remedy of its default, then the rights and licenses herein granted shall remain in force as if no breach or default had occurred on the part of the receiving party, unless such breach or default is not in fact remedied within a reasonable period of time.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     9.03 No Waiver. The right of either party to terminate this Agreement as provided herein shall not be affected in any way by its waiver of, or failure to take action with respect to, any previous failure to perform hereunder.

     9.04   Survival.   Any accrued payment and any rights or obligations under
Articles 5, 7 and 8 shall survive any termination of this Agreement.

10.  MISCELLANEOUS

  10.01 Force Majeure. Neither party shall be responsible to the other for failure or delay in performing any of its obligations under this Agreement or for other non-performance hereof provided that such delay or non-performance is occasioned by a cause beyond the reasonable control and without fault or negligence of such party, including, but not limited to earthquake, fire, flood, explosion, discontinuity in the supply of power, court order or governmental interference, act of God, strike or other labor trouble and provided that such party will inform the other party as soon as is reasonably practicable and that it will entirely perform its obligations immediately after the relevant cause has ceased its effect.

  10.02 Validity. Should one or several provisions of the Agreement be or become invalid, then the parties hereto shall substitute such invalid provisions by valid ones, which in their economic effect come so close to the invalid provisions that it can be reasonably assumed that the parties would have contracted this Agreement with those new provisions. In the event that such provisions cannot be determined, the invalidity of one or several provisions of the Agreement shall not affect the validity of the Agreement as a whole, unless the invalid provisions are of such essential importance for this Agreement that it is to be reasonably assumed that the parties would not have contracted this Agreement without the invalid provisions.

  10.03 Publicity. PDL and PROGENICS will issue a joint press release in the form attached hereto as Exhibit E concerning the parties' entry into this Agreement, identifying the parties hereto and the therapeutic area of the Humanized Antibody hereunder, with the other contents of such release to be reviewed and approved in advance by PDL and PROGENICS, which approval shall not be unreasonably withheld. Except as required by law, neither party shall publicly disclose the terms and conditions of this Agreement unless expressly authorized to do so by the other party, which authorization shall not be unreasonably withheld. In any event, PDL shall be entitled to disclose orally (but not in writing) to potential collaborators or investors the aggregate amount of Milestones payments payable hereunder, provided that in no event shall such amounts be specified in the joint press release.

  10.04 Disputes. Any claim, dispute or controversy arising out of or in connection with or relating to failure to make a payment under this Agreement shall be submitted by the parties for adjudication in Federal District Court in the State of California.

  10.05 Notices. Any notice or report required or permitted to be given under this Agreement shall be in writing and shall be sent by expedited delivery or telecopied and confirmed by mailing, as follows and shall be effective three
(3) days after such delivery:

If to PDL:          Protein Design Labs, Inc.
                    34801 Campus Drive
                    Fremont, California  94555  USA
                    Attention:  Chief Executive Officer
                    Fax No.:  (510) 574-1500

     Copy to:       Protein Design Labs, Inc.
                    34801 Campus Drive
                    Fremont, California  94555  USA
                    Attention:  General Counsel
                    Fax No.: (510) 574-1473

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

If to PROGENICS:    Progenics Pharmaceuticals, Inc.
                    777 Old Sawmill River Road
                    Tarrytown, NY 10591  USA
                    Attention: Ronald Prentki, President
                    Fax No.:  (914) 789-2817

     Copy to:       Dewey Ballantine LLP
                    1301 Avenue of the Americas
                    New York, NY 10019 USA
                    Attention:  Donald J. Murray, Esq.
                    Fax No.:  (212) 259-6333

  10.06 Governing Law. The validity, performance, construction, and effect of this Agreement shall be governed by the laws of the State of California which are applicable to contracts between California residents to be performed wholly within California.

  10.07 Entire Agreement. This Agreement constitutes the entire Agreement between the parties hereto with respect to the within subject matter and supersedes all previous Agreements, whether written or oral. This Agreement shall not be changed or modified orally, but only by an instrument in writing signed by both parties.

  10.08 Assignment. The rights of either party under this Agreement may not be assigned, and the duties of either party under this Agreement may not be delegated, without the prior written consent of the other party, which consent shall not be unreasonably withheld; provided however, that either party may assign this Agreement without prior written consent to an Affiliate of such party or to a party which acquires all or substantially all of that party's business, whether by merger, sale of assets or otherwise.

  10.09 Export. Each party acknowledges that the laws and regulations of the U.S. restrict the export and re-export of commodities and technical data of U.S. origin. Each party agrees that it will not export or re-export restricted commodities or the technical data of the other party in any form without the appropriate U.S. and foreign government licenses.

  10.10   Headings.   Any headings  and captions used in this Agreement are for
convenience and reference only and are not a part of this Agreement.

  10.11   Counterparts.   This Agreement  may be  executed  in  any  number  of
counterparts, each of which shall be deemed to be an original, and such counterparts together shall constitute one agreement.

  10.12 Independent Contractors. The relationship between PDL and PROGENICS hereunder will be that of independent contractors and neither party shall have the authority to bind or commit the other to any third party. Nothing in this Agreement will be construed to create a joint venture, partnership, agency or employer-employee relationship between the parties to this Agreement, and PDL shall be solely responsible for all employment and withholding taxes applicable to the services provided by its employees and contractors under this Agreement.

  10.13    Other  Collaborations.    Except  as  expressly  stated  herein,  no
provision of this Agreement shall be construed as proscribing either party hereto from collaborating with others on the humanization of antibodies.

  10.14 Updating Exhibits. At the request of PROGENICS, PDL shall update the Exhibits to this Agreement to reflect the inclusion of additional patents and patent applications as contemplated by this Agreement, provided that PDL shall not be required to provide updates more frequently than semi-annually.


  IN WITNESS WHEREOF, the parties hereto have duly executed this Development and License Agreement as of the date first above written.


PROTEIN DESIGN LABS, INC.          PROGENICS PHARMACEUTICALS, INC.

By: /s/  Laurence J. Korn          By: /s/  Ronald J. Prentki
--------------------------         ---------------------------
Title: Chief Executive Officer         Title:  President
__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                   EXHIBIT A

                               PDL Patent Rights

The following are patents and patent applications (also known as
[ *   *   *  ]) as of March 31, 1999 issued and filed in certain countries in the world and licensed as part of the PDL Patent Rights under the Agreement to the extent related to the Humanized Antibody or any modification, variant or fragment of the Humanized Antibody:

[ *   *   *  ]
__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                   EXHIBIT B

   Third Party Rights Sublicensed to PROGENICS as part of PDL Patent Rights


Subject to Section 5.04 and only to the extent necessary for PROGENICS to exercise its rights under the licenses to PROGENICS under Article 3 of this Agreement, PDL's rights under the following Agreements, to the extent PDL is permitted to sublicense such rights to PROGENICS and as such agreements may be amended from time to time, are sublicensed to PROGENICS:

[ *   *   *  ]
__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                   EXHIBIT C



                                [ *   *   *  ]
__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                                                  Exhibit 10.34


[Confidential treatment has been requested for portions of this Agreement. The portions of this Agreement for which confidential treatment have been requested are omitted from this document; such portions are indicated by asterisks. The omitted material has been filed separately with the Securities and Exchange Commission.]













                          PSMA/PSMP LICENSE AGREEMENT


                              Dated June 15, 1999


                                 by and among

                       PROGENICS PHARMACEUTICALS, INC.,

                              CYTOGEN CORPORATION

                                      and

                         PSMA DEVELOPMENT COMPANY LLC

                          PSMA/PSMP LICENSE AGREEMENT

          THIS PSMA/PSMP LICENSE AGREEMENT, dated June 15, 1999 (this "Agreement"), is made by and among Progenics Pharmaceuticals, Inc., a Delaware corporation having its place of business at 777 Old Saw Mill River Road, Tarrytown, NY 10591 ("Progenics"), CYTOGEN Corporation, a Delaware corporation having its place of business at 600 College Road East, CN 5308, Princeton, NJ 08540 ("CYTOGEN"), and PSMA Development Company LLC, a Delaware limited liability company having its principal place of business at 777 Old Saw Mill River Road, Tarrytown, NY 10591 (the "LLC").

          WHEREAS, CYTOGEN has acquired certain intellectual property rights, including patent rights, relating to PSMA and PSMP (as hereinafter defined), and may in the future acquire additional intellectual property rights, including patent rights, relating to therapeutics based on PSMA and/or PSMP;

          WHEREAS, Progenics has certain expertise in developing immunotherapeutics based on novel vaccine and antibody technology and may in the future acquire intellectual property rights, including patents rights, relating to immunotherapeutics based on PSMA and/or PSMP;

          WHEREAS, Progenics and CYTOGEN wish to establish a collaboration to pursue the development and commercialization of immunotherapeutic products or services based on PSMA and/or PSMP and, in order to implement such collaboration, Progenics and CYTOGEN have caused the LLC to be organized and have each become the owner of 50% of the outstanding ownership interests thereof;

          WHEREAS, in connection with the organization of the LLC, Progenics, CYTOGEN and the LLC have entered into a limited liability company agreement providing for the management of the LLC and the rights and obligations of the parties thereto;

          WHEREAS, in furtherance of the collaboration, each of Progenics and CYTOGEN desires to grant rights to the LLC with respect to intellectual property rights now owned or hereafter acquired by Progenics or CYTOGEN in the Field (as hereinafter defined), and Progenics, CYTOGEN and the LLC wish to provide for certain other matters related to the collaboration in the Field, as set forth below;

          WHEREAS, CYTOGEN previously granted to Prostagen Corporation, a Delaware corporation ("Prostagen"), an exclusive license to certain rights related to PSMA pursuant to a PSMA Therapeutics Sublicense Agreement, dated December 9, 1996, by and between CYTOGEN and Prostagen (the "Prostagen Agreement");

          WHEREAS, Prostagen previously granted to Northwest Clinicals LLC, a Washington limited liability company ("NWC"), an exclusive sublicense to produce, process or otherwise manufacture and sell PSMA and PSMP pursuant to a PSMA Production Sublicense Agreement, dated as of July 16, 1997 (the "NWC Agreement");

          WHEREAS, prior to the date hereof and in order to facilitate the above-referenced collaboration among the parties hereto, CYTOGEN has acquired 100% of the outstanding equity interests in Prostagen, and CYTOGEN and Prostagen have terminated the Prostagen Agreement to the extent of the Field;

          WHEREAS, CYTOGEN has agreed with Progenics to cause the NWC Agreement to be terminated and to acquire for the LLC, at no cost to the LLC, exclusive manufacturing rights in the Field for PSMA and PSMP, and to indemnify and hold the LLC harmless for any cost, expense, damage or liability whatsoever related to CYTOGEN's inability to grant to the LLC as of the date hereof manufacturing rights in the Field to PSMA and PSMP;

          WHEREAS, in order to pursue the research and development programs contemplated by the above-referenced collaboration between Progenics and CYTOGEN, simultaneously with the execution and delivery of this Agreement Progenics, CYTOGEN and the LLC are entering into a Services Agreement (the "Service Agreement") pursuant to which Progenics is agreeing to perform certain research and development services.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

          NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants contained herein, the parties hereto agree as follows:

          1.   DEFINITIONS.   For the purposes of this Agreement, the following
terms, whether used in the singular or plural, shall have the following meanings:

               1.1. Affiliate. The term "Affiliate" shall mean any person, corporation, company, partnership, joint venture and/or firm which controls, is controlled by or is under common control with, a party. For purposes of this definition, "control" shall mean (a) in the case of corporate entities, direct or indirect ownership of at least 50% of the stock or participating shares entitled to vote for the election of directors, and (b) in the case of non-corporate entities, direct or indirect ownership of at least 50% of the equity interest with the power to direct the management and policies of such non-corporate entity.

               1.2. Commercial Sale. The term "Commercial Sale" shall mean the commercial sale of a Licensed Product to an unrelated third party. The sale of a Licensed Product distributed or used for clinical trials or experimental purposes only shall not be considered a Commercial Sale.

               1.3. Contract Period. The term "Contract Period" shall mean the period beginning on the Effective Date and ending on the date on which this Agreement shall expire or terminate in accordance with the provisions of
Section 11 hereof.

               1.4.      CYTOGEN.   The term  "CYTOGEN" shall  have the meaning
set forth in the recitals of this Agreement.

               1.5.      CYTOGEN License.   The  term "CYTOGEN  License"  shall
mean the license granted by CYTOGEN to the LLC pursuant to Section 3.2 of this Agreement.

               1.6. CYTOGEN Technical Information. The term "CYTOGEN Technical Information" shall mean Technical Information to the extent, but only to the extent, used or useful in the Field in which CYTOGEN has or acquires during the Contract Period a licensable right; provided, however, that any Technical Information used or useful in the Field in which CYTOGEN currently has a licensable right but which is not disclosed on Annex A hereto, and any Technical Information used or useful in the Field in which CYTOGEN acquires a licensable right after the date hereof, shall not be deemed to be CYTOGEN Technical Information unless and until Progenics shall have expressly consented in writing pursuant to Section 3.3 hereof.

               1.7.      Effective Date.   The term "Effective Date" shall mean
the date of this Agreement, as set forth on the first page hereof.

               1.8. FDA. The term "FDA" shall mean the U.S. Food and Drug Administration.

               1.9.      Field.  The term "Field" shall mean:

               (a) any and all means of developing, making, having made, distributing, using, offering for sale, selling, having sold, importing or exporting any Field Immunogen and/or any vaccine incorporating a Field Immunogen as a therapeutic, but excluding vaccines for prostate cancer that are antigen presenting cells isolated from a patient's blood, bone marrow or spleen and pulsed ex vivo with a Field Immunogen for return to the patient; and

               (b) any and all means of developing, making, having made, distributing, using, offering for sale, selling, having sold, importing or exporting any Field Antibody as a therapeutic.

               1.10. Field Antibody. The term "Field Antibody" shall mean a product that incorporates a peptide that includes a complementarity determining region of an antibody recognizing one or more Field Immunogens, including, without limitation, antibodies, antibody fragments, antibody derivatives such as humanized antibodies and single chain antibodies, and conjugates of any of the foregoing, but excluding MoAb 7E11.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               1.11. Field Immunogen. The term "Field Immunogen" shall mean any immunogen that derives its immunogenicity wholly or in significant part from PSMA or PSMP or mimetopes thereof, or any combination of such immunogens.

               1.12. Licensed CYTOGEN Patent. The term "Licensed CYTOGEN Patent" shall mean any Patent in which CYTOGEN has or acquires during the Contract Period a licensable right, to the extent, but only to the extent, any such Patent is used or useful in the Field; provided, however, that any Patent used or useful in the Field in which CYTOGEN currently has a licensable right but which is not disclosed on Annex A hereto, and any Patent used or useful in the Field in which CYTOGEN acquires a licensable right after the date hereof, shall not be deemed to be a Licensed CYTOGEN Patent unless and until Progenics shall have expressly consented in writing pursuant to Section 3.3 hereof. The term "Licensed CYTOGEN Patent" shall include the rights (including Patent rights) granted to CYTOGEN pursuant to the SKICR Agreement and Wright Agreement as well as the other Patent rights listed on Annex A hereto.

               1.13. Licensed CYTOGEN Product. The term "Licensed CYTOGEN Product" shall mean any product, apparatus, method or service the manufacture, use, sale, provision or practice of which would, in the absence of a license, infringe one or more claims of a Licensed CYTOGEN Patent.

               1.14.     Licensed Patent.   The  term "Licensed  Patent"  shall
mean any Licensed Progenics Patent or Licensed CYTOGEN Patent.

               1.15.     Licensed Product.   The  term "Licensed Product" shall
mean any Licensed Progenics Product or Licensed CYTOGEN Product.

               1.16. Licensed Progenics Patent. The term "Licensed Progenics Patent" shall mean any Patent in which Progenics has or acquires during the Contract Period a licensable right, to the extent, but only to the extent, any such Patent is used or useful in the Field; provided, however, that any Patent used or useful in the Field in which Progenics currently has a licensable right but which is not disclosed on Annex B hereto, and any Patent used or useful in the Field in which Progenics acquires a licensable right after the date hereof, shall not be deemed to be a Licensed Progenics Patent unless and until CYTOGEN shall have expressly consented in writing pursuant to
Section 3.3 hereof.

               1.17. Licensed Progenics Product. The term "Licensed Progenics Product" shall mean any product, apparatus, method or service the manufacture, use, sale, provision or practice of which by the LLC would, in the absence of a license, infringe one or more claims of a Licensed Progenics Patent.

               1.18.     Licensed Technical  Information.   The term  "Licensed
Technical Information" shall mean the Progenics Technical Information and the CYTOGEN Technical Information.

               1.19.       Licenses.    The  term  "Licenses"  shall  mean  the
Progenics License and the CYTOGEN License.

               1.20.     LLC.   The term "LLC" shall have the meaning set forth
in the recitals of this Agreement.

               1.21.     LLC Agreement.   The  term "LLC  Agreement" shall mean
the Limited Liability Company Agreement, dated as of even date herewith, by and among Progenics, CYTOGEN and the LLC, and any amendments thereto.

               1.22.     Major Market.   The term "Major Market" shall mean any
of the United States, United Kingdom, France, Germany, Italy, Spain, Japan or Canada.

               1.23. Manufacturing Rights. The term "Manufacturing Rights" shall have the meaning set forth in Section 4.8 hereof.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               1.24. MoAb 7E11. The term "MoAb 7Ell" shall mean that certain antibody to PSMA known as MoAb 7E11-C5, which such antibody is claimed in United States Patent No 5,162,504, granted November 10, 1992, and entitled "Monoclonal Antibodies to a New Antigenic Marker in Epithelial Prostatic Cells and Serum of Prostate Cancer Patients." The term "MoAb 7E11" includes all subclones claimed in such Patent.

               1.25.     North American  Territory.   The term  "North American
Territory" shall mean the United States of America and Canada and their respective territories and possessions.

               1.26.     NWB.   The term "NWB" shall have the meaning set forth
in the recitals of this Agreement.

               1.27.     NWC.   The term "NWC" shall have the meaning set forth
in the recitals of this Agreement.

               1.28.     NWC Agreement.   The  term "NWC  Agreement" shall have
the meaning set forth in the recitals of this Agreement.

               1.29. Patent. The term "Patent" shall mean (i) unexpired letters patent (including inventor's certificates) which have not lapsed or been held invalid or unenforceable by a court or administrative body of competent jurisdiction from which no appeal can be taken or has been taken within the required time period, including, without limitation, any substitution, extension, registration, confirmation, reissue, reexamination, renewal or any like filing thereof, and (ii) pending applications for letters patent that have not been the subject of a rejection notice from which an appeal cannot be taken or in respect of which the applicable period of appeal has expired, including, without limitation, any continuation, division or continuation-in-part thereof and any provisional applications.

               1.30. Prime License. The term "Prime License" shall mean any license, including, without limitation, the SKICR Agreement, pursuant to which Progenics or CYTOGEN has acquired, or acquires in the future, intellectual property rights licensed to the LLC hereunder.

               1.31.     Progenics.    The  term  "Progenics"  shall  have  the
meaning set forth in the recitals of this Agreement.

               1.32. Progenics License. The term "Progenics License" shall mean the license granted by Progenics to the LLC pursuant to Section 3.1 of this Agreement.

               1.33. Progenics Technical Information. The term "Progenics Technical Information" shall mean Technical Information to the extent, but only to the extent, used or useful in the Field in which Progenics has or acquires during the Contract Period a licensable right; provided, however, that any Technical Information used or useful in the Field in which Progenics currently has a licensable right but which is not disclosed on Annex B hereto, and any Technical Information used or useful in the Field in which Progenics acquires a licensable right after the date hereof, shall not be deemed to be Progenics Technical Information unless and until CYTOGEN shall have expressly consented in writing pursuant to Section 3.3 hereof.

               1.34.     Prostagen.    The  term  "Prostagen"  shall  have  the
meaning set forth in the recitals of this Agreement.

               1.35.     Prostagen Agreement.   The  term "Prostagen Agreement"
shall have the meaning set forth in the recitals of this Agreement.

               1.36. PSMA. The term "PSMA" shall mean prostate specific membrane antigen as described in Cancer Research, 53:227-230 (1993) and as described in the U.S. Patent Application Serial Nos. 08/973,337 and 08/394,152, including continuations and continuations-in-part, allelic variations thereof and nucleic acids encoding the same.

               1.37.     PSMP.   The term  "PSMP" shall  mean prostate specific
membrane peptides, which include any peptide sequence appearing in a PSMA protein and unique to PSMA proteins, and nucleic acids encoding the same.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               1.38. Regulatory Authority. The term "Regulatory Authority" shall mean the applicable governmental authority (which, in the United States, is the FDA) that is responsible for approval for manufacturing, marketing or importing a therapeutic agent in a particular country for human use.

               1.39.     Services Agreement.   The  term  "Services  Agreement"
shall have the meaning set forth in the recitals of this Agreement.

               1.40.     SKICR.    The  term  "SKICR"  shall  mean  the  Sloan-
Kettering Institute for Cancer Research, a New York membership corporation having its principal place of business at 1275 York Avenue, New York, New York 10021.

               1.41. SKICR Agreement. The term "SKICR Agreement" shall mean the Option and License Agreement, effective July 1, 1993, by and between SKICR and CYTOGEN, as amended by amendment no. 1 thereto effective as of November 22, 1993.

               1.42.     SKICR License.   The  term "SKICR  License" shall mean
the license granted to CYTOGEN pursuant to the SKICR Agreement.

               1.43.     Technical   Information.       The   term   "Technical
Information" shall  mean  unpublished  research  and  development  information, unpatented inventions, formulae, processes, know-how, trade secrets and technical data.

               1.44. Territory. The term "Territory" shall mean the entire world.

               1.45.          [*   *   *]

          2.   REPRESENTATIONS AND WARRANTIES.

               2.1.      By Progenics.   Progenics  represents and  warrants to
CYTOGEN and the LLC as follows:

               2.1.1.    Due Organization.   Progenics  is a  corporation  duly
organized and validly existing under the laws of the State of Delaware.

               2.1.2. Power to Act. Progenics has all necessary corporate power to enter into and perform its obligations under this Agreement and has taken all necessary corporate action under the laws of the State of Delaware and its certificate of incorporation and by-laws to authorize the execution of, and performance of its obligations under, this Agreement. Progenics has the full right, power and authority to grant all of the right, title and interest in the license granted by Progenics under Section 3 hereof.

               2.1.3. No Default. Progenics is not in default under, or in conflict with respect to, its certificate of incorporation or by-laws or any term or provision of any agreement, mortgage or indenture to which it is a party or by which any of its properties are bound or any statute, rule, order, writ, injunction, decree or regulation applicable to it or any of its properties that will preclude the performance of its obligations under this Agreement in any material respect.

               2.1.4.    No Material  Contracts.   Progenics is  not subject to
any contract or agreement that will preclude or otherwise conflict with the performance of its obligations under this Agreement in any material respect.

               2.1.5. No Conflicts. Neither the execution nor delivery of this Agreement, the consummation of the transactions herein contemplated nor the fulfillment of or compliance with the terms and provisions hereof will (i) require the consent, approval or authorization of, or notice, declaration, filing or registration with, any governmental or regulatory authority, or violate any provisions of law, administrative regulation or court decree applicable to Progenics or (ii) conflict with, result in a breach of any of the terms, conditions or provisions of or constitute a default under the certificate of incorporation or by-laws of Progenics or of any agreement or instrument to which it is a party or by which any of its property is bound.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               2.1.6. Execution and Delivery; Enforceability. This Agreement has been duly executed and delivered and constitutes the legal, valid and binding obligation of Progenics, enforceable against it in accordance with the terms hereof, subject, as to enforcement, to bankruptcy, fraudulent conveyance, insolvency, reorganization, moratorium and other laws relating to or affecting creditors' rights generally and by general equitable principles.

               2.1.7.    Patents in  the Field.   To  Progenics's knowledge, on
the date hereof Progenics does not have a licensable right to any Patent used or useful in the Field except as disclosed on Annex B hereto.

               2.2.      By  CYTOGEN.    CYTOGEN  represents  and  warrants  to
Progenics and the LLC as follows:

               2.2.1.    Due Organization.    CYTOGEN  is  a  corporation  duly
organized and validly existing under the laws of the State of Delaware.

               2.2.2. Power To Act. CYTOGEN has all necessary corporate power to enter into and perform its obligations under this Agreement and has taken all necessary corporate action under the laws of the State of Delaware and its certificate of incorporation and by-laws to authorize the execution of, and performance of its obligations under, this Agreement. CYTOGEN has the full right, power and authority to grant all of the right, title and interest in the licenses granted, or contingent licenses that may be granted, by CYTOGEN under
Section 3 hereof.

               2.2.3. No Default. CYTOGEN is not in default under, or in conflict with respect to, its certificate of incorporation or by-laws or any term or provision of any agreement, mortgage or indenture to which it is a party or by which any of its properties are bound or any statute, rule, order, writ, injunction, decree or regulation applicable to it or any of its properties that will preclude the performance of its obligations under this Agreement in any material respect.

               2.2.4. No Material Contracts. CYTOGEN is not subject to any contract or agreement that will preclude or otherwise conflict with the performance of its obligations under this Agreement in any material respect.

               2.2.5. No Conflicts. Neither the execution nor delivery of this Agreement, the consummation of the transactions herein contemplated nor the fulfillment of or compliance with the terms and provisions hereof will (i) require the consent, approval or authorization of, or notice, declaration, filing or registration with, any governmental or regulatory authority, or violate any provisions of law, administrative regulation or court decree applicable to CYTOGEN or (ii) conflict with, result in a breach of any of the terms, conditions or provisions of or constitute a default under the certificate of incorporation or by-laws of CYTOGEN or of any agreement or instrument to which it is a party or by which any of its property is bound.

               2.2.6. Execution and Delivery; Enforceability. This Agreement has been duly executed and delivered and constitutes the legal, valid and binding obligation of CYTOGEN, enforceable against it in accordance with the terms hereof, subject, as to enforcement, to bankruptcy, fraudulent conveyance, insolvency, reorganization, moratorium and other laws relating to or affecting creditors' rights generally and by general equitable principles.

               2.2.7. SKICR and Wright Agreements. (a) Attached as Exhibit 1 is a true and complete copy of the SKICR Agreement and attached as Exhibit 2 is a true and complete copy of the [* * *] Agreement. No provision of the SKICR Agreement or the [* * *] Agreement has been amended, modified or waived. All of the rights granted under the SKICR Agreement and the [* * *] Agreement to CYTOGEN are valid and enforceable, and neither this Agreement nor the LLC Agreement contravene any provision of such agreements or give rise to a termination right thereunder. The option described in Section III.A. of the SKICR Agreement was duly and validly exercised by CYTOGEN in a timely manner, the license issue fee described in Section III.B. of the SKICR Agreement was paid by CYTOGEN in accordance with such section and the license described in
Section III.C. of the SKICR Agreement was thereupon duly and validly issued.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (b) To CYTOGEN's knowledge: (i) the representations and warranties made by SKICR in the SKICR Agreement were true in all material respects when made; (ii) there has occurred no act or failure to act that would render such representations untrue in any material respect if made on and as of the date hereof; and (iii) there exists no breach or anticipatory breach by SKICR or [* * *] of any of its material obligations under the SKICR Agreement or the [* * *] Agreement, respectively. Each of the SKICR Agreement and the [* * *] Agreement is in full force and effect, and CYTOGEN has complied in all material respects with its obligations thereunder. There does not exist any default by CYTOGEN under such agreements that, after notice or the lapse of time or both, would constitute a material event of default or give rise to a right of termination thereunder. CYTOGEN has neither given nor received any notice of termination or breach under such agreements. In the event of any misrepresentation or breach of warranty by SKICR under the SKICR Agreement, CYTOGEN will cooperate with all reasonable requests of the Management Committee of the LLC regarding the assertion of any claim or cause of action against SKICR for such misrepresentation or breach of warranty; provided, that the LLC shall bear any and all costs, expenses, liabilities or obligations of CYTOGEN in connection therewith or arising therefrom.

               2.2.8. No Litigation, Claims or Conflicts. (a) There is no action, suit, claim or proceeding pending or threatened against CYTOGEN or, to CYTOGEN'S knowledge, SKICR or [* * *] with respect to any of the Licensed CYTOGEN Patents or CYTOGEN Technical Information, either at law or in equity, before any court or administrative agency or before any governmental department, commission, board, bureau, agency or instrumentality, whether United States or foreign, relating to validity, infringement, ownership or otherwise, and neither CYTOGEN nor, to CYTOGEN's knowledge, SKICR or [* * *] has received any notice that any person may bring such a claim, and CYTOGEN has no belief that any basis or grounds exists for any such actions, suits or claims.

               (b)  [*  *  *]

               (c) There are no proceedings or claims pending in which CYTOGEN or, to CYTOGEN's knowledge, SKICR or [* * *] alleges that any person is infringing upon, or otherwise violating, any of the Licensed CYTOGEN Patents or CYTOGEN Technical Information, nor are any proceedings threatened by CYTOGEN or, to CYTOGEN's knowledge, SKICR or [* * *] alleging any such violation or infringement.

               2.2.9. Subsisting Rights. The Licensed CYTOGEN Patents in existence on the Effective Date are in full force and effect, have been maintained to date and are not invalid or unenforceable, in whole or in part. No act has been done or omitted to be done which had or could have the effect of impairing or dedicating to the public, or entitling any U.S. or foreign government authority or any other person to cancel, forfeit, modify or consider abandoned any of the Licensed CYTOGEN Patents, or give any person any rights with respect thereto. All of CYTOGEN's rights under the SKICR Agreement and the [* * *] Agreement, and CYTOGEN's ownership rights in the Patents listed in paragraph 2 of Annex A hereof, are valid, enforceable and free of defects.

               2.2.10. No Prior Transfer. (a) CYTOGEN has not previously sublicensed, assigned, transferred, conveyed or otherwise encumbered its right, title and interest in any of the Licensed CYTOGEN Patents or CYTOGEN Technical Information other than pursuant to the Prostagen Agreement. A true and complete copy of the NWC Agreement is attached hereto as Exhibit 2.

               (b) The Prostagen Agreement has been terminated in its entirety with respect to the Field, and except for the Manufacturing Rights, no rights in the Field remain outstanding under the Prostagen Agreement and all rights in the Field to Patents and Technical Information granted thereunder (other than the Manufacturing Rights) have been reacquired by CYTOGEN.

               2.2.11. Exclusive Owner, etc. CYTOGEN is the sole and exclusive licensee of the rights licensed to CYTOGEN under the SKICR Agreement and the [* * *] Agreement and of the rights to the Patents listed in paragraph 2 of Annex A hereof, all of which are owned free and clear of any liens, charges and encumbrances, and no other person, corporation or other private or governmental entity or subdivision thereof has or shall have any claims of ownership whatsoever with respect to such rights. There are no judgments or settlements against or owed by CYTOGEN relating to such rights.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               2.2.12. Confidentiality; Effective Waivers. (a) Neither CYTOGEN nor, to CYTOGEN's knowledge, SKICR or [* * *] has divulged, furnished to or made accessible to any person any trade secrets included in the Licensed CYTOGEN Patents or CYTOGEN Technical Information without prior thereto having obtained an agreement of confidentiality from such person.

               (b) CYTOGEN and, to CYTOGEN's knowledge, SKICR and [* * *] have obtained from all individuals who participated in any respect in the invention or authorship of any Licensed CYTOGEN Patents or CYTOGEN Technical Information (as employees, consultants or otherwise) effective waivers of any and all ownership rights of such individuals in such rights and assignments to CYTOGEN, SKICR or [* * *], as applicable, all rights with respect thereto.

               2.2.13. Patent Prosecution Disclosure. CYTOGEN has disclosed to the LLC all of the prosecution files of all of the patents and patent applications licensed to the LLC by CYTOGEN hereunder.

               2.2.14. Patents in the Field. To CYTOGEN's knowledge, on the date hereof CYTOGEN does not have a licensable right to any Patent used or useful in the Field except as disclosed on Annex A hereto.

          3.   LICENSES.

               3.1. Grant by Progenics. Subject to the terms and conditions herein contained, Progenics hereby grants to the LLC, to the extent (but only to the extent) of the Field, the exclusive (even as to Progenics) right and license throughout the Territory under the Licensed Progenics Patents and the Progenics Technical Information to develop, make, have made, distribute, use, offer for sale, sell, have sold, import or export Licensed Progenics Products.

               3.2. Grant by CYTOGEN. Subject to the terms and conditions herein contained, CYTOGEN hereby grants to the LLC, to the extent (but only to the extent) of the Field, the exclusive (even as to CYTOGEN) right and license throughout the Territory under the Licensed CYTOGEN Patents and the CYTOGEN Technical Information to develop, make, have made, distribute, use, offer for sale, sell, have sold, import or export Licensed CYTOGEN Products; provided, however, that until such time as the NWC Agreement is terminated in accordance with Section 4.8 hereof, the license granted by CYTOGEN hereunder to make or have made Licensed CYTOGEN Products is subject to the manufacturing license granted to NWC pursuant to the NWC Agreement.

               3.2.1. Limited Right to MoAb 7E11. To enable the LLC, Affiliates of the LLC and third party sublicensees to utilize MoAb 7E11 solely in connection with the development, manufacturing, testing and/or conducting quality control tests on Licensed Products, CYTOGEN hereby grants to the LLC the right to use MoAb 7E11 solely for such purposes.

               3.2.2. Antibody Requirements. CYTOGEN agrees to sell to the LLC its MoAb 7E11 needs at a purchase price not to exceed CYTOGEN's actual and direct costs.

               3.2.3. Contingent License. In the event that CYTOGEN is unable to supply the LLC with its requirements of MoAb 7E11, CYTOGEN shall, upon written request by the LLC, provide to the LLC, at the LLC's cost, a viable sample of a hybridoma capable of producing MoAb 7El1, and license to the LLC on a non-exclusive, royalty-free basis the right to use the hybridoma and to produce and use MoAb 7E11 for the purposes set forth in Section 3.2.1 hereof.

               3.3.      Licensing  of   Additional   Patents   and   Technical
Information. (a) If Progenics or CYTOGEN (in either case, the "Non-Offering Party") identifies any Patent or Technical Information used or useful in the Field in which the other party (the "Offering Party") has a licensable right that has not theretofore been licensed to the LLC by the Offering Party, the Non-Offering Party may request the Offering Party to offer to license such Patent or Technical Information to the LLC pursuant to the terms of this Agreement. Any such request shall be in writing and shall reference the rights requested to be licensed. If so requested, the Offering Party shall make such an offer in writing, and in connection therewith shall disclose to the Non-Offering Party the nature of the Patent or Technical Information and the terms on which the Offering Party owns or licenses such Patent or Technical Information, and if such Patent or Technical Information is licensed, shall provide to the Non-Offering Party an accurate and complete copy of the relevant license agreement. The Offering Party shall offer to make to the LLC and the Non-Offering Party, with respect to such Patent or Technical Information, the representations and warranties set forth in Annex D hereto, subject to such exceptions as shall be identified by the Offering Party.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (b) If after the date hereof Progenics or CYTOGEN (in either case, also the "Offering Party") acquires a licensable right in any Patent or Technical Information used or useful in the Field, the Offering Party shall promptly thereafter offer in writing to license such Patent or Technical Information to the LLC pursuant to the terms of this Agreement. In connection with any such offer, the Offering Party shall disclose to the other party (also, the "Non-Offering Party") the nature of the Patent or Technical Information and the terms on which the Offering Party owns or licenses such Patent or Technical Information, and if such Patent or Technical Information is licensed, shall provide to the Non-Offering Party an accurate and complete copy of the relevant license agreement. In addition, the Offering Party shall offer to make to the LLC and the Non-Offering Party, with respect to such Patent or Technical Information, the representations and warranties set forth in Annex C hereto, subject to such exceptions as shall be identified by such party.

               (c) If a license grant offer is made pursuant to Section 3.3(a) or Section 3.3(b) hereof, the Non-Offering Party shall have 30 calendar days to determine whether to cause the LLC to accept such offer. Such offer shall be deemed accepted by the LLC if the Non-Offering Party delivers a written acceptance notice to the Offering Party within such 30-day period (which shall be deemed to be the written consent contemplated by Section 1.6, 1.12, 1.16 or 1.33 hereof, as the case may be). Upon the delivery of such acceptance notice, (i) any Patents or Technical Information subject to the offer shall thereupon be deemed to be Licensed Progenics Patents (under Section
1.16 hereof), Progenics Technical Information (under Section 1.33 hereof), Licensed CYTOGEN Patents (under Section 1.12 hereof) or CYTOGEN Technical Information (under Section 1.6 hereof), as the case may be, and (ii) the Offering Party shall be deemed to have made the representations and warranties referred to in Sections 3.3(a) and 3.3(b) hereof, subject to the exceptions identified by the Offering Party as described in such sections.

               3.4. Sublicenses. The LLC shall have the right to grant sublicenses of the rights granted hereunder, provided that: (i) each such sublicensee agrees in writing to keep books and records and permit Progenics and CYTOGEN to review such books and records pursuant to the relevant provisions, and to comply with all terms of this Agreement expressly applicable to a sublicensee of the LLC; and (ii) within 15 days of granting any such sublicense the LLC shall give written notice of such grant to Progenics and CYTOGEN and provide Progenics and CYTOGEN with a copy of such sublicense. No consent or approval of Progenics or CYTOGEN shall be required in connection with the granting of such sublicenses.

               3.5. Guarantee of Performance of Sublicensee. The LLC hereby unconditionally guarantees to Progenics and CYTOGEN the performance of any of its sublicensees' financial obligations hereunder, including making all payments due, and making all reports required, under this Agreement to be made by reason of sales of Licensed Products by its sublicensees and their compliance with all applicable terms of this Agreement. In any such sublicense, the sublicensee shall agree that in the event of a breach by the sublicensee in the observance of any applicable terms of this Agreement, Progenics and/or CYTOGEN, as applicable, shall be entitled to proceed either against such sublicensee or directly against the LLC, as Progenics and/or CYTOGEN, as applicable, may determine in their respective sole discretion, to enforce this Agreement.

               3.6. Cure of Breach by Sublicensee. Upon notification to Progenics and CYTOGEN by the LLC of the grant by the LLC of any sublicense under this Agreement, Progenics and CYTOGEN shall become obligated to notify in writing any such sublicensee of any breach by the LLC hereunder, or of any purported termination by CYTOGEN or Progenics, with such notice to be sent to such sublicensee (at the address specified by the LLC) at the same time as notice is sent to the LLC. In the event that the LLC breaches this Agreement, which breach remains uncured through the expiration of any applicable cure period, any sublicensee of the LLC hereunder shall have the right, but not the obligation, during a period of 45 days after the expiration of the aforesaid cure period, to cure such breach in its own name, and, upon curing such breach, such sublicensee shall have the right to be substituted for the LLC as a direct sublicensee under the Licenses to the exclusion of, and on the same terms as, the LLC to the extent of the sublicense. A provision to the effect of the foregoing shall be included in any sublicense granted hereunder.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               3.7       [*  *  *]

               3.8       [*  *  *]

               3.9. Reservation of Rights. Progenics reserves the right to practice and use the Progenics Technical Information and to develop, make, have made and use Licensed Progenics Products, and CYTOGEN reserves the right to practice and use the CYTOGEN Technical Information and to develop, make, have made and use Licensed CYTOGEN Products, in each case without cost and subject to the confidentiality provisions of this Agreement, for non-commercial internal research and development purposes.

               3.10. No Other Rights. Except as expressly provided herein, no right, title or interest is granted (i) by Progenics under the Licensed Progenics Patents, the Progenics Technical Information or otherwise or (ii) by CYTOGEN under the Licensed CYTOGEN Patents, the CYTOGEN Technical Information or otherwise. Progenics and CYTOGEN expressly do not grant, and nothing contained herein is intended to grant, or shall be construed as granting, any right, title or interest outside of the Field.

               3.11. Competition Not Prohibited. No license granted under this Agreement, and no other provision contained herein, shall be deemed to prohibit Progenics or CYTOGEN from engaging in any activity outside of the Field, whether or not such activity is competitive with the development or commercialization of any Licensed Product or any other activity of the LLC.

          4.   CERTAIN COVENANTS.

               4.1. Diligence. The LLC shall use reasonable commercial efforts consistent with its sound business judgment to promptly develop, obtain regulatory approval for, manufacture, market and sell Licensed Products. In the event that Progenics and/or CYTOGEN, from time to time during the term of this Agreement, determines, in the exercise of its or their reasonable business judgment after discussion with the LLC, that the LLC is not using reasonable commercial efforts to develop, obtain regulatory approval for, manufacture, market and sell a Licensed Product within the United States and at least one other Major Market, then Progenics and/or CYTOGEN, as the case may be, shall have the right to request that the LLC immediately undertake such efforts. In the event that any such request is made by Progenics and/or CYTOGEN to the LLC, and the LLC, within 90 days of such request, does not provide Progenics and/or CYTOGEN, as the case may be, with satisfactory evidence that the LLC is undertaking such efforts, Progenics and/or CYTOGEN, as the case may be, shall have the right to terminate the license granted by such party to the LLC hereunder. In the event that the LLC does not agree with any such determination by Progenics or CYTOGEN, the LLC and Progenics and/or CYTOGEN, as the case may be, shall resolve such matter in accordance with Section 14.11 hereof. For purposes of the foregoing, the efforts of the LLC's Affiliates and sublicensees, and of distributors, clinical research organizations and other third parties acting on behalf of the LLC, its Affiliates or sublicensees, shall be deemed to be the efforts of the LLC. Notwithstanding the provisions of this Section 4.1 neither Progenics nor CYTOGEN shall be entitled to terminate, pursuant to this Section 4.1, the licenses granted hereunder if the LLC's failure to use reasonable best efforts to promptly develop, obtain regulatory approval for, manufacture, market and sell Licensed Products results from such party's actions or omissions in its capacity as an owner of equity interest of the LLC or from the actions or omissions of such party's representatives in their capacity as managers of the LLC.

               4.2. No Waivers or Grant of Further Rights. Neither party hereto will, without the prior written consent of the other parties hereto, terminate, amend, modify or grant any waivers or consents under any Prime License with respect to the Field, or grant any further rights in the Field except to the LLC, or take any other action with respect to the Licensed Patents or the Licensed Technical Information that could adversely affect the rights granted to the LLC hereunder.

               4.3. Summary Reports. For so long as the LLC is developing Licensed Products, the LLC shall keep Progenics and CYTOGEN informed through written summary reports about the status of the development of Licensed Products. Such reports shall be provided to Progenics and CYTOGEN on an annual basis, with the first report due on the first anniversary of the Effective Date.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               4.4. Breach of SKICR Agreement. In the event that CYTOGEN shall be in breach of or default under any of the material terms, conditions or agreements contained in the SKICR Agreement or the Wright Agreement to be kept, observed or performed by it, or receives notice of breach or termination of or default under such agreements, it shall immediately notify the LLC thereof. If CYTOGEN has not cured such breach or default within [* * *] after the effective date of any notice of termination issued with respect to such breach or default, the LLC shall have the right, but not the obligation, to cure any such breach or default in its own name, and the LLC shall have the right to be substituted for CYTOGEN as direct licensee in the Field under either such agreement to the exclusion of, and on the same terms as, CYTOGEN. If the LLC elects not to cure such breach or default or fails to cure such breach or default within [* * *] of the notice, then Progenics shall have the right, but not the obligation, to cure any such breach or default in its own name, [*
*  *].

               4.5. Acquiring Other Rights in the Field. Progenics and CYTOGEN agree that they will not, without the prior written consent of the other, acquire by license or otherwise intellectual property rights in the Field unless such rights include the right to grant a sublicense of such rights to the LLC.

               4.6. Notices under Prime Licenses. Each of Progenics and CYTOGEN shall require each licensor of any Prime License to which it is or becomes a party to furnish copies of all notices and other communications required or permitted under such Prime License (including without limitation notices of breach or termination) to the LLC and, upon the request of the LLC, to such sublicensee(s) of the LLC as the LLC shall specify. In addition, each of Progenics and CYTOGEN will furnish copies of all notices and communications to the LLC and, upon the request of the LLC, to such sublicensees of the LLC as the LLC shall specify.

               4.7. Compliance with Terms of Prime Licenses; Assignment. Each of Progenics and CYTOGEN shall fulfill each of its obligations under any Prime License to which it is a party. Without limiting the generality of the foregoing, within 30 days of the execution of this Agreement CYTOGEN shall notify SKICR of the execution of this Agreement and provide SKICR with the LLC's name and address as required by Section III.D.3. of the SKICR Agreement. Neither Progenics nor CYTOGEN will assign any interests under a Prime License unless the assignee expressly agrees to take such interest subject to the interest of the LLC hereunder.

               4.8       [*  *  *]

          5. ROYALTIES AND OTHER PAYMENTS. In further consideration for the exclusive licenses granted by Progenics and CYTOGEN to the LLC pursuant to the provisions of Sections 3.1 and 3.2 hereof, the LLC agrees to make the following payments to Progenics and CYTOGEN as follows:

               5.1. Amounts Payable with Respect to the Progenics License. The LLC shall pay earned royalties to Progenics with respect to any sale of Licensed Progenics Products. Such royalties shall be paid at cost -- i.e., at the minimum royalty rate(s) required to be paid by Progenics, and at the times any such payments are due, under any Prime License. In addition, the LLC will pay to Progenics fees equal in amount to the minimum amount of any license, milestone, minimum royalty or other fees required to be paid by Progenics to any third party under any Prime License at the times any such payments are due. Any license, milestone, minimum royalty or other fees (but excluding earned royalties) payable by the LLC to Progenics pursuant to this Section 5.1 in respect of a Prime License shall be discounted if Progenics has not sublicensed to the LLC all of the intellectual property rights acquired by Progenics in such Prime License. Such discount shall be equal to the proportionate economic value, as agreed upon in good faith by the parties hereto at the time such rights are sublicensed to the LLC, of the rights not so sublicensed relative to the totality of rights licensed to Progenics in the Prime License.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               5.2. Amounts Payable with Respect to the CYTOGEN License. The LLC shall pay earned royalties to CYTOGEN with respect to any sale of Licensed CYTOGEN Products. Such royalties shall be paid at cost -- i.e., at the minimum royalty rate(s) required to be paid by CYTOGEN, and at the times any such payments are due, under any Prime License. In addition, the LLC will pay to CYTOGEN fees equal in amount to the minimum amount of any license, milestone, minimum royalty or other fees required to be paid by CYTOGEN to any third party under any Prime License at the times any such payments are due. Any license, milestone, minimum royalty or other fees (but excluding earned royalties) payable by the LLC to CYTOGEN pursuant to this Section 5.2 in respect of a Prime License shall be discounted if CYTOGEN has not sublicensed to the LLC all of the intellectual property rights acquired by CYTOGEN in such Prime License. Such discount shall be equal to the proportionate economic value, as agreed upon in good faith by the parties hereto at the time such rights are sublicensed to the LLC, of the rights not so sublicensed relative to the totality of rights licensed to CYTOGEN in the Prime License. In particular, the license, milestone, minimum royalty or other fees payable by the LLC to CYTOGEN pursuant to this Section 5.2 with respect to amounts due by CYTOGEN to SKICR pursuant to the SKICR Agreement shall be discounted by [* * *] to reflect the value of rights sublicensed by SKICR to CYTOGEN but not sublicensed by CYTOGEN to the LLC.

               5.3. Allocation of Royalties. If (i) any Prime License requires the payment of royalties at a rate which varies with sales volume and
(ii) CYTOGEN or Progenics (as the case may be as to any particular Prime License) has sublicensed rights under such Prime License to one or more persons ("Other Licensees") in addition to the LLC, then the royalty rates applicable to the sale of Licensed Products for purposes of determining royalties payable with respect to such Prime License shall be calculated by making an equitable allocation (on a notional basis) of net sales by the LLC and the Other Licensees as to each royalty rate/sales level.

          6.   PATENT PROSECUTION AND MAINTENANCE, ETC.

               6.1.      Prosecution and  Maintenance.   To the  fullest extent
legally or contractually entitled, each of Progenics and CYTOGEN hereby grants to the LLC the exclusive right to prepare, file or prosecute any patent application licensed to the LLC by such party, maintain or extend the term of any issued Patent licensed to the LLC by such party and defend against any conflicts, oppositions or interferences involving third-party challenges to Patents licensed to the LLC by such party. The cost of such activities shall be borne by the LLC; provided, however, that if less than all of the rights to any such Patent has been licensed to the LLC pursuant hereto, the LLC shall bear only that portion of the cost of such activities as reflects the proportionate economic value, as agreed upon in good faith by the parties hereto, of the rights licensed to the LLC. Progenics and CYTOGEN shall cooperate, at the LLC's expense, with all reasonable requests of the LLC in all such activities. If at any time the LLC determines not to prepare, file or prosecute patent applications licensed to the LLC hereunder, maintain or extend the term of any issued Patent licensed to the LLC hereunder or defend against any conflicts, oppositions or interferences involving third-party challenges to any Patent licensed to the LLC hereunder, the LLC shall notify CYTOGEN (in the case of Licensed CYTOGEN Patents) or Progenics (in the case of Licensed Progenics Patents) of any such determination and grant back to CYTOGEN or Progenics, as the case may be, the right to conduct any such activity. If the right to prepare, file or prosecute any patent application licensed to the Company hereunder, or to maintain or extend or to defend against any third-party conflicts, oppositions or interferences involving any Patent licensed to the LLC hereunder cannot be granted to the LLC, the party licensing such Patent shall use commercially reasonable efforts diligently to perform, or cause to be performed, in consultation with the LLC, such activities. The cost of such activities shall be borne by the LLC; provided, however, that if less than all of the rights to any such Patent has been licensed to the LLC pursuant hereto, the LLC shall bear only that portion of the cost of such activities as reflects the proportionate economic value, as agreed upon in good faith by the parties hereto, of the rights licensed to the LLC.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               6.2.      Disclosure Regarding  Patent Activities.   Each  party
which engages in patent activities of the nature described in section 6.1 hereof shall promptly provide the other parties hereto with all correspondence (including any filings sent or received) and all other information concerning such activities which comes into such party's possession, and shall periodically update the other parties hereto on all relevant information concerning the actions described in Section 6.1 hereof. In addition to the foregoing, each party required to disclose information pursuant to this Section
6.2 shall provide to the other parties hereto a reasonable opportunity to review any materials to be submitted or filed with any patent or governmental authority or in connection with any such proceeding and to comment on such materials and will discuss and consider such comments in good faith. The parties hereto consent to the disclosure of such correspondence by the LLC, at its discretion, to any and all of its Affiliates and any sublicensee, provided that such Affiliates and sublicensees shall receive such correspondence under a confidential disclosure agreement reasonably satisfactory in form and substance to Progenics or CYTOGEN, as the case may be.

          7.   REPORTS AND ROYALTY PAYMENTS; BOOKS AND RECORDS.

               7.1. Reports. On or before the last day of each February, May, August, and November commencing with the first Commercial Sale and thereafter throughout the Contract Period, the LLC shall furnish Progenics and CYTOGEN with a written report, signed by an authorized officer or agent of the LLC, showing all Commercial Sales with respect to which earned royalties are due Progenics and/or CYTOGEN hereunder with respect to the quarters ended December 31, March 31, June 30 and September 30, respectively.

               7.2. Royalty Payments. With each such quarterly report, the LLC shall remit to Progenics and/or CYTOGEN the total amount of earned royalties shown thereby to be due. All payments shall be made in lawful funds of the United States of America.

               7.3. Calculation of Royalties and Other Payments. In order to permit the LLC to calculate the amount of royalties and other payments payable pursuant to Section 5 hereof, Progenics and CYTOGEN shall provide to the LLC true and complete copies of all Prime Licenses. Progenics and CYTOGEN will also furnish the LLC with a written report, signed by an authorized officer, stating product sales by each of the other licensees (if any) covered by such Prime License (to the extent available to, and not subject to legal or contractual restrictions on disclosure by, Progenics or CYTOGEN, as the case may be), and will make their respective personnel available to answer questions and otherwise provide information with respect to any matters reasonably necessary for the LLC to calculate amounts due by the LLC to Progenics or CYTOGEN under Section 5 hereof.

               7.4. Currency Control Restrictions. In the event that the LLC is precluded from transferring royalties due Progenics and/or CYTOGEN hereunder at any time during the Contract Period because the LLC has failed after due diligence to obtain the approval of such transfer from the appropriate governmental agency responsible for control of currency exchanges of a particular country in which the LLC has sold Licensed Products, then the LLC agrees (a) to deposit or to cause the deposit of such royalties to the account of Progenics or CYTOGEN, as the case may be, in a bank in such country designated by the beneficiary of such deposit; (b) to provide or to cause to be provided to such beneficiary documentary evidence of such deposits; and (c) to remit or to cause remittance of such deposits to such beneficiary immediately upon the subsequent approval of such transfers by such governmental agency. The LLC further agrees that the form of such depository account shall permit such beneficiary to withdraw the deposited amounts at will, but shall permit the LLC to withdraw the deposited amounts solely for the purpose of remitting such amounts to such beneficiary pursuant to the provisions of this Paragraph 7.4.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               7.5.      Books and  Records.   The LLC  agrees to keep adequate
and complete records showing all Commercial Sales and/or other revenues with respect to which earned royalties and/or other payments are due Progenics and/or CYTOGEN hereunder. Such records shall include all information necessary to verify the total amount and computation of earned royalties and/or other payments hereunder, and shall be open to inspection by Progenics and CYTOGEN during reasonable business hours to the extent necessary to verify the amount thereof. Such inspection by each of Progenics and CYTOGEN shall be made not more often than once each calendar year at the request of Progenics and/or CYTOGEN (unless good cause is shown by Progenics or CYTOGEN of the need for more frequent inspection) by an auditor appointed by the requesting party and to whom the LLC has no reasonable objection, provided that such auditor shall be under a confidentiality obligation to the LLC to reveal only that information, and only to the requesting party, necessary to verify the royalties due hereunder. In addition, such inspection shall be limited to a period not to extend beyond three years after the date of receipt by the requesting party of a report from the LLC relating to such records pursuant to
Section 7.1 hereof. After such three-year period, any such report and the records upon which such report was based shall be deemed presumptively correct. The expenses of any such audit shall be borne by the party requesting the audit unless the audit determines a discrepancy in favor of the requesting party of at least [* * *], in which event the audit expenses shall be borne by the LLC. Notwithstanding the foregoing, either Progenics or CYTOGEN shall, at reasonable times and upon reasonable notice, be granted access after such three-year period to such records (to the extent retained by the LLC) for purposes of preparing tax returns and related materials.

          8. TAXATION OF PAYMENTS. Insofar as any earned royalties which are due Progenics or CYTOGEN hereunder are subject to taxation by any country under the provisions of the tax laws of that country, then the LLC agrees to bear such taxes, and Progenics and CYTOGEN hereby authorize the LLC to withhold such taxes from the payments which are payable to Progenics and CYTOGEN in accordance with this Agreement if the LLC is either required to do so under such country's tax laws or directed to do so by an agency of such country's government. Whenever the LLC deducts such tax from any payments due Progenics or CYTOGEN, the LLC shall furnish Progenics or CYTOGEN, as the case may be, with a tax certificate showing the payment of such tax to the government of such country. In the event such taxes are assessed against the LLC by reason of its failure to withhold such taxes from any payments which have been paid to Progenics or CYTOGEN in accordance with this Agreement, then Progenics or CYTOGEN, as the case may be, agrees to reimburse the LLC for such tax assessment but not for any fine, penalty, fee or interest related to the LLC's failure to withhold, pay or make timely payment of such taxes.

          9.   PRODUCT LIABILITY DISCLAIMERS.

               9.1. Product Liability Disclaimer by Progenics. Progenics assumes no responsibility for the manufacture, product specifications, end use or provision of any Licensed Products that are manufactured or provided by or for, or sold by, the LLC or any Affiliate or third-party licensee. All warranties in connection with such Licensed Products made or provided by the LLC or any Affiliate or third-party licensee shall not directly or impliedly obligate Progenics in any manner whatsoever under such warranties or otherwise.

               9.2. Product Liability Disclaimer by CYTOGEN. CYTOGEN assumes no responsibility for the manufacture, product specifications, end-use or provision of any Licensed Products that are manufactured or provided by or for, or sold by, the LLC or any Affiliate or third-party licensee. All warranties in connection with such Licensed Products made or provided by the LLC or any Affiliate or third-party licensee shall not directly or impliedly obligate CYTOGEN in any manner whatsoever under such warranties or otherwise.

               9.3. Product Liability Disclaimer by the LLC. The LLC assumes no responsibility for the manufacture or product specifications of any products which are manufactured by or for Progenics or CYTOGEN except for the manufacture or product specifications of materials made by or for the LLC. Any warranties in connection with such products made by Progenics or CYTOGEN as user of such products shall not directly or impliedly obligate the LLC.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

          10.  INDEMNIFICATION AND INFRINGEMENT.

               10.1.     Indemnification.

               10.1.1. By Progenics. Progenics shall indemnify, defend and hold CYTOGEN and the LLC, their respective Affiliates and any sublicensee of the LLC hereunder harmless from and against any and all claims, suits or demands for liability, damages, losses, costs and expenses, including the reasonable costs and expenses of counsel (collectively, "Losses"), arising out of (i) any breach of the representations and warranties, or the failure to perform when and as required any of the covenants or agreements, made by Progenics in this Agreement or (ii) any infringement or purported infringement of third-party intellectual property rights by practicing the Licensed Progenics Patents or the Progenics Technical Information.

               10.1.2. By CYTOGEN. CYTOGEN shall indemnify, defend and hold Progenics and the LLC, their respective Affiliates and any sublicensee of the LLC hereunder harmless from and against any and all Losses arising out of (i) any breach of the representations and warranties, or the failure to perform when and as required any of the covenants or agreements, made by CYTOGEN in this Agreement or (ii) any infringement or purported infringement of third-party intellectual property rights by practicing the Licensed CYTOGEN Patents or the CYTOGEN Technical Information.

               10.1.3. By the LLC. The LLC shall indemnify, defend and hold Progenics and CYTOGEN their respective Affiliates and any sublicensee of the LLC hereunder harmless from and against any and all Losses arising out of (i) any breach of the representations and warranties, or the failure to perform when and as required any of the covenants or agreements, made by the LLC in this Agreement or (ii) any claim by a third party that any Licensed Product made, used or sold by or on behalf of the LLC or any sublicense thereof infringes patent rights of such third party (except insofar as any such claim gives rise to an indemnification obligation of Progenics under Section 10.1.1 hereof or of CYTOGEN under Section 10.1.2 hereof.

               10.2. Third Party Infringement of Licensed Patent Rights. The following provisions relate to third-party infringement of any of the Licensed Patents:

               10.2.1. Infringement of Licensed Progenics Patents. In the event that any party hereto becomes aware that any third party is infringing any claims of any issued patent included within the Licensed Progenics Patents sublicensed to the LLC hereunder, then such party shall immediately advise the other parties hereto, and the parties shall consult with each other as to the most effective way of proceeding. Under such circumstances:

               (a) the LLC, as the exclusive licensee of the Licensed Progenics Patents, shall have the right, but not the obligation, and subject to any applicable third-party rights, to commence and prosecute an action under the appropriate Licensed Progenics Patents against any such third-party infringer, in which event the LLC shall bear the costs of such action and shall be entitled to retain any recovery resulting therefrom;

               (b) if the LLC declines or fails to commence and/or prosecute such action, then Progenics shall be entitled to commence and prosecute an action under the appropriate Licensed Progenics Patents against such third-party infringer, in which event Progenics shall bear the costs of such action and shall be entitled to retain any recovery resulting therefrom.

               The parties hereto shall cooperate fully with each other in any such proceedings, including joining as a necessary party (subject to appropriate indemnification arrangements), shall consult as to litigation strategies and other matters related to any such proceedings, and shall, among other things, furnish information and evidence when so requested by the other, including testimony by the requested party, its agents and employees, as may be required by the party commencing and prosecuting such action.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               10.2.2. Infringement of Licensed CYTOGEN Patents. In the event that any party hereto becomes aware that any third party is infringing any claim or claims of any issued patent included within the Licensed CYTOGEN Patents sublicensed to the LLC hereunder, then such party shall immediately advise the other parties hereto, and the parties shall consult with each other as to the most effective way of proceeding. Under such circumstances:

               (a) the LLC, as the exclusive licensee of the Licensed CYTOGEN Patents, shall have the right, but not the obligation, and subject to any applicable third-party rights, to commence and prosecute an action under the appropriate Licensed CYTOGEN Patents against any such third-party infringer, in which event the LLC shall bear the costs of such action and shall be entitled to retain any recovery resulting therefrom;

               (b) if the LLC declines or fails to commence and/or prosecute such action, then CYTOGEN shall be entitled to commence and prosecute an action under the appropriate Licensed CYTOGEN Patents against such third-party infringer, in which event CYTOGEN shall bear the costs of such action and shall be entitled to retain any recovery resulting therefrom.

               The parties hereto shall cooperate fully with each other in any such proceedings, consulting as to litigation strategies and other matters related to any such proceedings, and shall, among other things, furnish information and evidence when so requested by the other, including testimony by the requested party, its agents and employees, as may be required by the party commencing and prosecuting such action.

          11.  TERM AND TERMINATION.

               11.1. Term. Unless sooner terminated in a manner herein provided, this Agreement shall commence as of the Effective Date and shall terminate upon the last to expire or terminate of any licensable rights to Patents that have been licensed by Progenics or CYTOGEN to the LLC hereunder; provided, however, that the provisions of Sections 7.1, 7.5, 9, 10, 12 and 14 hereof shall survive any such termination.

               11.2.     Termination.   This Agreement may be terminated at any
time prior to the end of the term set forth in Section 11.1 hereof, as follows:

               11.2.1. For Breach. In the event any party hereto shall breach any of the material representations or warranties or any material term, condition or agreement contained herein made or to be kept, observed or performed by it, then any other party hereto may terminate this Agreement, at its option and without prejudice to any of its other legal or equitable rights and remedies, by giving the other parties hereto 60 days' notice in writing, identifying with reasonable specificity the breach, unless (in the case of a breach of any term, condition or agreement) the notified party within such 60-day period shall have cured the breach. Notwithstanding the foregoing, if a party hereto has given notice of the breach of another party hereto, and the breaching party has not cured the breach within the 60-day period described above, the third party hereto may (but shall not be obligated to), upon notice given to the other non-breaching party hereto prior to the expiration of such 60-day period, elect to cure such breach. If the third party cures such breach within 30 days of the expiration of the 60-day period described above, such third party shall be substituted for the breaching party for all purposes of this Agreement, and shall thereafter be entitled to all the rights and subject to all the obligations of such breaching party hereunder. The breach of the representation contained in Section 2.1.7 or 2.2.14 hereof, absent fraud, bad faith or willful misrepresentation, shall not give rise to a termination right under this Section 11.2.1.

               11.2.2. For Bankruptcy. (a) In the event (i) a party hereto shall suspend business, or shall file a voluntary petition or any answer admitting the jurisdiction of the court and the material allegations of, or shall consent to an involuntary petition pursuant to or purporting to be pursuant to any reorganization or insolvency law of any jurisdiction, or shall make an assignment for the benefit of creditors, or shall apply for or consent to the appointment of a receiver or trustee of a substantial part of its property, and (ii) no Affiliate of such party shall undertake to assume its obligations under the provisions of this Agreement within 90 days from the date on which such party becomes so disabled, then to the extent permitted by law either of the other parties may thereafter immediately terminate this Agreement by giving written notice of termination to the other parties.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (b) In the event Progenics and/or CYTOGEN, as the case may be, terminates this Agreement under Section 11.2.2(a) or rejects this Agreement pursuant to Section 365 of the U.S. Bankruptcy Code, all rights and licenses granted under or pursuant to this Agreement by Progenics and/or CYTOGEN, as the case may be, to the LLC are, and shall otherwise be deemed to be, for purposes of Section 365(n) of the U.S. Bankruptcy Code, licenses of rights to "intellectual property" as defined under Section 101(52) of the U.S. Bankruptcy Code. The parties agree that the LLC, as a licensee of such rights under this Agreement, shall retain and may fully exercise all of its rights and elections under the U.S. Bankruptcy Code. The parties further agree that, in the event of the commencement of a bankruptcy proceeding by or against Progenics or CYTOGEN under the U.S. Bankruptcy Code, the LLC shall be entitled to a complete duplicate of (or complete access to, as appropriate) any such intellectual property and all embodiments of such intellectual property upon written request therefor by the LLC. Such intellectual property and all embodiments thereof shall be promptly delivered to the LLC (i) upon any such commencement of a bankruptcy proceeding upon written request therefor by the LLC, unless Progenics or CYTOGEN, as the case may be, elects to continue to perform all of its obligations under this Agreement or (ii) if not delivered under (i) above, upon the rejection of this Agreement by or on behalf of Progenics or CYTOGEN, as the case may be, upon written request therefor by the LLC. Progenics or CYTOGEN, as the case may be, shall not interfere with the rights of the LLC as provided in this Agreement, or any agreement supplementary hereto, to such intellectual property (including all such embodiments thereof), including any right of the LLC to obtain such intellectual property (or such embodiment) from any other entity.

               11.2.3. By Progenics or the LLC Upon Termination of the SKICR License. Either Progenics or the LLC may terminate this Agreement by giving the other parties hereto 30 days' written notice upon the termination of the SKICR License; provided that, without limiting the other rights and remedies of the parties hereto, each of Progenics and CYTOGEN may seek an appropriate remedy against the other if the other is responsible for the termination of the SKICR License.

               11.3. Accrued Rights and Obligations. Termination of this Agreement shall not relieve any party of any rights or obligations then accrued hereunder or which by the terms hereof extend beyond the date of such termination.

          12. EFFECT OF TERMINATION ON SUBLICENSEE. Upon termination of this Agreement by Progenics or CYTOGEN pursuant to Section 11.2.1 or Section 11.2.2 hereof, any third-party licensee of the LLC which has not breached in any material respect its sublicense related to the Licensed Patents or the Licensed Technical Information shall be entitled to receive a license to the Licensed Patents and the Licensed Technical Information directly from Progenics and CYTOGEN granting rights substantially the same as those granted in such sublicense and containing obligations as a licensee similar to those set forth in this Agreement.

          13. EXPORT LICENSES. This Agreement is subject to any restrictions concerning the export of products or technical information from the United States which may be imposed by the United States. Accordingly, each party agrees that it will not export, directly or indirectly, any technical information acquired under this Agreement or any products utilizing any such technical information to any country for which the United States Government or any agency thereof at the time of export requires an export license or other governmental approval, without first obtaining the written consent to do so from the Department of Commerce or other agency of the United States Government when required by an applicable statute or regulation.

          14.  MISCELLANEOUS PROVISIONS.

               14.1. Assignability. Except as expressly provided herein, neither this Agreement nor any interest hereunder shall be assignable by any party hereto without the written consent of the others, and any attempted assignment without such consents shall be null and void. Without the consent of any other party hereto, this Agreement may be assigned by any party hereto to any wholly owned subsidiary of such party that agrees in writing with each other party hereto to be jointly and severally liable with the assigning party for the timely satisfaction of all obligations of the assigning party hereunder; provided, however, that no such assignment shall relieve the assigning party of its obligations hereunder. This Agreement shall be binding upon the successors and permitted assignees of the parties. Any such successor or permitted assignee shall be subject to the same rights and obligations as the original party hereunder.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               14.2. Notices. All notices and other communications provided for hereunder shall be in writing and shall be mailed or delivered to the business address of the respective parties aforementioned, or to such other address or addresses as either party shall designate in writing to the others. All such notices and communications shall be considered given and/or delivered:
(i) when given if delivered in person or sent by facsimile and acknowledged by a responsible person at the office of the recipient; (ii) one day after being sent by a major overnight courier; or (iii) four days after being mailed by registered mail, return receipt requested, at the business address of the respective parties as specified above. All notices or communications required or permitted to be given or sent to the LLC shall also be given or sent to Progenics (if such notice or communication is given or sent by CYTOGEN) or to CYTOGEN (if such notice or communication is given or sent by Progenics).

               14.3.     Independent Contractors.   No  agency, partnership  or
joint venture is hereby established. None of Progenics, CYTOGEN or the LLC shall enter into, or incur, or hold itself out to third parties as having authority to enter into or incur on behalf of the other party any contractual obligations, expenses or liabilities whatsoever, except as expressly provided herein.

               14.4. Counterparts. This Agreement may be executed simultaneously in multiple counterparts, each of which shall be deemed to be an original but all of which together shall constitute one and the same agreement.

               14.5. Entire Understanding. This Agreement constitutes the entire understanding between the parties hereto with respect to the subject matter hereof. No modifications, extensions, or waiver of any provisions hereof or any release of any right hereunder shall be valid, unless the same is in writing, contains reference to this Agreement and sets forth the plan or intention to modify same, and is consented to by all parties hereto.

               14.6. Headings. The headings in this Agreement are intended solely for convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

               14.7. No Implied Rights. Except as expressly provided for in this Agreement, nothing contained herein shall be construed as conferring any license or other rights, by implication or estoppel, under any patent (including design patent and utility model patent) or patent application, or any copyrights, trademarks, trade names or trade dress.

               14.8. No Waiver. The failure of any party hereto at any time or times to require performance of any provision hereof shall in no manner affect the right of such party at a later time to enforce the same. No waiver by any party hereto of any condition, or of the breach of any provision, term, covenant, representation or warranty contained in this Agreement, whether by conduct or otherwise, in any one or more instances, shall be deemed to be or construed as a further or continuing waiver of any such condition or of the breach of any other provision, term, covenant, representation or warranty of this Agreement.

               14.9. Publicity. In the absence of prior written approval of the other parties hereto, no party hereto shall originate any publicity, news release, or other public announcement, written or oral, whether to the public press, to stockholders or otherwise, relating to this Agreement, to any amendment hereto or activities hereunder, unless such announcement is required by law to be made. The party making any such announcement shall give the other parties an opportunity to review the announcement before it is made.

               14.10. Promotion and Advertising. Nothing contained in this Agreement shall be construed as conferring on any party hereto any right to use in advertising, publicity or other promotional activities any name, tradename, trademark, service mark or other designation (including any contraction, abbreviation or simulation of any of the foregoing of any other party hereto); and, each party hereto agrees not to use any designation of any other party in any promotional activity associated with this Agreement, or with product licensed thereunder, without the express written approval of such other party.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               14.11. Arbitration. Any dispute arising out of or relating to any provisions of this Agreement shall be finally settled by arbitration to be held in New York, New York, under the auspices and the current commercial arbitration rules of the American Arbitration Association. Arbitration shall be initiated by delivery of a notice (an "Arbitration Notice") by any party hereto to the other parties hereto. Such arbitration shall be conducted by one arbitrator mutually selected and approved by the parties to the dispute. If within 20 calendar days after receipt of the Arbitration Notice the parties to the dispute have not agreed on a mutually acceptable arbitrator, the American Arbitration Association in New York, New York shall be retained to appoint an arbitrator within 30 calendar days after the receipt of the Arbitration Notice. The arbitrator's authority shall be limited to determining the issue or question presented in each instance and shall not extend to any other aspect of this Agreement or the parties' relationship generally. Judgment upon any award rendered may be entered in any court having jurisdiction, or application may be made to such court for a judicial acceptance of the award and an order of enforcement, as the case may be.

               14.12.    Confidentiality.

               14.12.1.  As  used   in  this   Section   14.12,   "Confidential
Information" means confidential and proprietary business, technical or financial information relating to the collaboration contemplated hereby, including the Licensed Technical Information, of any other party hereto (the "Confidential Information").

               14.12.2. In order to protect the Confidential Information of any party hereto (in such capacity, the "Disclosing Party") that has become available to any other party hereto (in such capacity, the "Receiving Party"), each party hereto agrees as follows:

               (a) Each party hereto agrees that it will make no use of any Confidential Information except in furtherance of the purposes contemplated by this Agreement.

               (b) Each party hereto agrees that it will not, without the prior written consent of the other parties hereto, disclose to any third party Confidential Information (which for purposes of this Section 14.12.2(b) shall include the terms or existence of this Agreement or of the LLC Agreement or the Services Agreement or other matters relating to the collaboration contemplated hereby and thereby) received in its capacity as a Receiving Party during the Contract Period and for a period of five years thereafter.

               (c)  Notwithstanding the foregoing:

               (i) Each party hereto may disclose Confidential Information to those of its representatives, employees and agents ("Representatives") who have a need to know such Confidential Information in relation to the matters discussed herein and who are under obligations of confidentiality and non-use consistent with those set forth herein. Any unauthorized disclosure of Confidential Information by a party's Representatives shall be a breach by such party of this Section 14.12.

               (ii) Disclosure of  Confidential Information is permitted to the extent that such disclosure is required pursuant to applicable laws, rules or regulations or government requirement or court order, provided however, that the Receiving Party shall promptly notify the Disclosing Party in writing of the existence or imposition of any such requirement or order and cooperate with the Disclosing Party in seeking an appropriate protective order or other reliable assurance that confidential treatment will be accorded the Confidential Information.

               14.12.3. The provisions governing confidentiality and non-use contained in this Section 14.12 shall not apply to any Confidential Information which:

               (a)  the  Receiving   Party  can  establish  was  known  to  the
Receiving Party prior to disclosure under or in connection with this Agreement by the Disclosing Party;

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (b) was in the public domain or the subject of public knowledge at the time of disclosure under or in connection with this Agreement;

               (c) becomes part of the public domain or the subject of public knowledge through no breach by or act of default of the Receiving Party;

               (d) is obtained by the Receiving Party from a third party other than in breach of a legal or contractual obligation of confidentiality owed by such third party to the Disclosing Party in respect thereof, the existence of which such obligation was known or should have been known by the Receiving Party; or

               (e)  the  Receiving   Party  can   establish  was  independently
developed by it without reference to Confidential Information received.

               14.12.4.  Termination of  this Agreement  shall not  affect  the
obligations  concerning   confidentiality  and   non-use  of  the  Confidential
Information as set forth in this Section 14.12.

               14.13.    No Third  Party  Beneficiaries.    This  Agreement  is
solely for the benefit of the parties hereto and should not be construed to confer upon any other person any remedy, claim, liability, right of reimbursement, claim of action or other right.

               14.14.    Governing Law.   This  Agreement shall be interpreted,
construed, and governed in accordance with the laws of the State of New York, without reference to conflict of laws principles.

               14.15. SKICR Agreement. Pursuant to Section III.D.4. of the SKICR Agreement, the parties hereto hereby reference the SKICR Agreement and all rights which revert to SKICR upon termination of the SKICR Agreement. In accordance with Section III.D.8. of the SKICR Agreement, this Agreement shall automatically be modified or terminated, in whole or in part, upon any relevant modification, in whole or in part, of the SKICR Agreement. Such modification or termination of this Agreement shall be consistent with and reflect the relevant modifications or terminations of the SKICR Agreement.

               14.16. Limitation on Liability. Notwithstanding any other provision in this Agreement, the sole remedy for the breach of the representation contained in Section 2.1.7 or 2.2.14 hereof, absent fraud, bad faith or willful misrepresentation, is the prompt compliance with Section 3.3 hereof.

               IN WITNESS WHEREOF, the parties hereto have each caused these presents to be signed by their respective officers thereunto duly authorized.


                                   PROGENICS PHARMACEUTICALS, INC.


                                   By:  /s/  Ronald J. Prentki
                                   -------------------------------
                                     Name:  Ronald J. Prentki
                                     Title:  President


                                   CYTOGEN CORPORATION


                                   By:  /s/ Donald F. Crane
                                   -------------------------------
                                      Name:  Donald F. Crane
                                      Title:  Vice President


                                   PSMA DEVELOPMENT COMPANY LLC


                                   By:  /s/  Ronald J. Prentki
                                   -------------------------------
                                      Name:  Ronald J. Prentki
                                      Title:  Representative
__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                                        ANNEX A
                                                           to
                                                       PSMA/PSMP
                                                   LICENSE AGREEMENT


                  Licensed CYTOGEN Patents as of Date Hereof

                                   [*  *  *]


__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                                        ANNEX B
                                                           to
                                                       PSMA/PSMP
                                                   LICENSE AGREEMENT


                 Licensed Progenics Patents as of Date Hereof

                                   [*  *  *]


__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                                        ANNEX C
                                                           to
                                                       PSMA/PSMP
                                                   LICENSE AGREEMENT


                        Representations and Warranties



     1. Agreement. Attached is a true and complete copy of the [License Agreement]. No provision of the [License Agreement] has been amended, modified or waived by [CYTOGEN/Progenics]. To [CYTOGEN/Progenics]'s knowledge: (i) the representations and warranties made by [the licensor] in the [License
Agreement] were true in all material respects when made; (ii) there has occurred no act or failure to act that would render such representations untrue in any material respect if made on and as of the date hereof, and (iii) there exists no breach or anticipatory breach by [the licensor] of any of its material obligations under the [License Agreement]. The [License Agreement] is in full force and effect, and [CYTOGEN/Progenics] has complied in all material respects with its obligations thereunder. There does not exist any default by [CYTOGEN/Progenics] under the [License Agreement] that, after notice or the lapse of time or both, would constitute a material event of default or give rise to a right of termination thereunder. [CYTOGEN/Progenics] has neither given nor received any written notice of termination or breach under the [License Agreement]. In the event of any misrepresentation or breach of warranty by [the licensor] under the [License Agreement], [CYTOGEN/Progenics] will cooperate with all reasonable requests of the Management Committee of the LLC regarding the assertion of any claim or cause of action against [the licensor] for such misrepresentation or breach of warranty; provided, that the LLC shall bear any and all costs, expenses, liabilities or obligations of [CYTOGEN/Progenics] in connection therewith or arising therefrom.

     2. No Litigation, Claims or Conflicts. (a) There is no action, suit, claim or proceeding pending or threatened against [CYTOGEN/Progenics] or, to [CYTOGEN's/Progenics'] knowledge, [the licensor] with respect to any of the rights (including Patent rights) granted to [CYTOGEN/Progenics] pursuant to the [License Agreement], either at law or in equity, before any court or administrative agency or before any governmental department, commission, board, bureau, agency or instrumentality, whether United States or foreign, relating to validity, infringement, ownership or otherwise, and neither [CYTOGEN/Progenics] nor, to [CYTOGEN's/Progenics'] knowledge, [the licensor] has received any notice that any person may bring such a claim, and [CYTOGEN/Progenics] has no belief that any basis or grounds exists for any such actions, suits or claims.

     (b) To [CYTOGEN/Progenic]'s knowledge, there is no conflict with or violation or infringement of any rights or asserted rights of any other person with respect to the Patent or other rights licensed to [CYTOGEN/Progenics] under the [License Agreement]; and

     (c) There are no proceedings or claims pending in which [CYTOGEN/Progenics] or, to [CYTOGEN/Progenics]'s knowledge, any other person alleges that any person is infringing upon, or otherwise violating, any of the rights licensed to [CYTOGEN/Progenics] under the [License Agreement], nor are any proceedings threatened by [CYTOGEN/Progenics] or, to [CYTOGEN/Progenics]'s knowledge, any other person alleging any such violation or infringement.

     3. Subsisting Rights. The [relevant patent rights, as applicable] in existence on the date hereof are in full force and effect, have been maintained to date and are not invalid or unenforceable, in whole or in part. No act has been done or omitted to be done which had or could have the effect of impairing or dedicating to the public, or entitling any U.S. or foreign government authority or any other person to cancel, forfeit, modify or consider abandoned any of the rights licensed to [CYTOGEN/Progenics] under the [License Agreement], or give any person any rights with respect thereto. All of [CYTOGEN/Progenics] rights under the [License Agreement] are valid, enforceable and free of defects.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     4. No Prior Transfer. [CYTOGEN/Progenics] has not previously sublicensed, assigned, transferred, conveyed or otherwise encumbered its right, title and interest in any of the rights granted to [CYTOGEN/Progenics] pursuant to the [License Agreement].

     5. Exclusive Owner, etc. [CYTOGEN/Progenics] is the sole and exclusive licensee of the rights licensed to [CYTOGEN/Progenics] under the [License
Agreement], all of which are free and clear of any liens, charges and encumbrances, and no other person, corporation or other private or governmental entity or subdivision thereof has or shall have any claims of ownership whatsoever with respect to such rights as so granted to [CYTOGEN/Progenics]. There are no judgments or settlements against or owed by [CYTOGEN/Progenics] relating to such rights.

     6. Confidentiality; Effective Waivers. (a) Neither [CYTOGEN/Progenics] nor, to [CYTOGEN/Progenics] knowledge, [the licensor] has divulged, furnished to or made accessible to any person any trade secrets included in the rights licensed to [CYTOGEN/Progenics] under the [License Agreement] without prior thereto having obtained an agreement of confidentiality from such person.

     (b) [If applicable] The licensor or [CYTOGEN/Progenics] has obtained from all individuals who participated in any respect in the invention or authorship of any rights licensed to [CYTOGEN/Progenics] under the [License Agreement] (as employees, consultants or otherwise) effective waivers of any and all ownership rights of such individuals in such rights and assignments to the licensor or [CYTOGEN/Progenics], as applicable, all rights with respect thereto.

     7.   Patent Prosecution  Disclosure.   [If applicable] [CYTOGEN/Progenics]
has disclosed to the LLC all of the prosecution files of all of the patents and patent applications proposed to be licensed to the LLC by [CYTOGEN/Progenics].

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                                                  Exhibit 10.35


[Confidential treatment has been requested for portions of this Agreement. The portions of this Agreement for which confidential treatment have been requested are omitted from this document; such portions are indicated by asterisks. The omitted material has been filed separately with the Securities and Exchange Commission.]












                      LIMITED LIABILITY COMPANY AGREEMENT

                                      OF

                         PSMA DEVELOPMENT COMPANY LLC





                              Dated June 15, 1999

                      LIMITED LIABILITY COMPANY AGREEMENT

                                      OF

                         PSMA DEVELOPMENT COMPANY LLC

          This Limited Liability Company Agreement (this "Agreement") is made this 15th day of June, 1999, by and among Progenics Pharmaceuticals, Inc., a Delaware corporation ("Progenics"), CYTOGEN Corporation, a Delaware corporation ("CYTOGEN"), and PSMA Development Company LLC, a Delaware limited liability company (the "Company").

                             EXPLANATORY STATEMENT

          The parties have agreed to organize and operate the Company pursuant to the Delaware Limited Liability Company Act (the "Act") in accordance with the terms and conditions set forth herein.

          NOW, THEREFORE, for good and valuable consideration, the parties, intending to be legally bound, agree as follows:

                                   ARTICLE I
                  FORMATION AND NAME:  OFFICE; PURPOSE; TERM

     1.1. Organization. The parties have organized the Company pursuant to the Act and the provisions of this Agreement and, for that purpose, have caused a Certificate of Formation (the "Certificate"), in the form attached as Exhibit A, to be executed and filed as required by the Act.

     1.2. Name of the Company. The name of the Company shall be PSMA Development Company LLC, and all Company business must be conducted under that name or such other name that complies with applicable law as the Management Committee (as hereinafter defined) may select from time to time.

     1.3. Principal Place of Business. The Company's principal place of business shall be c/o Progenics Pharmaceuticals, Inc., 777 Old Saw Mill River Road, Tarrytown, New York 10591 or any other place of business as the Management Committee may from time to time deem advisable.

     1.4.      Purpose.  The purposes of the Company are to:

               (i) acquire, exploit, control and distribute all licensing/sublicensing rights regarding products in the Field, as such term is defined in Section 1.9 of the PSMA/PSMP License Agreement, dated the date hereof, by and among Progenics, CYTOGEN and the Company (the "PSMA/PSMP License Agreement");

               (ii) research, develop, manufacture or have manufactured, market and promote or have marketed and promoted and otherwise commercialize products in the Field;

               (iii)     raise capital for the foregoing;

               (iv) engage in any and all things necessary, convenient or incidental thereto; and

               (v) engage in any other business or activity lawful under the Act and authorized by the Management Committee.

     1.5. Company Authority. The Company shall have the power and authority to take any and all actions necessary, appropriate, convenient or incidental to or for the furtherance of the purposes set forth herein, including all of the powers of a limited liability company under the Act.

     1.6.      Term.   The term of the Company (the "Term") shall commence upon
the date the Certificate is filed as required by the Act and shall be perpetual unless terminated as provided in this Agreement.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     1.7. Registered Agent. The name and address in Delaware of the Company's registered agent upon whom and at which process against the Company can be served is Corporation Service Company, 1013 Centre Road, Wilmington, Delaware 19805, or such other person or such other persons as may be designated by the Management Committee.

     1.8.      Members  and   Initial  Contribution.     The   names,  taxpayer
identification numbers and present mailing addresses of the members (the "Members") of the Company are set forth in Schedule A attached hereto. The initial ownership interest in the Company of each of Progenics and CYTOGEN, as the initial Members, shall be 50%. Each Member's interest in the Company (an "Interest") shall at all times be equal to such Member's Percentage, as defined in Section 2.2 hereof. The Interest of each Member is subject to change from time to time as provided herein. Each of Progenics and CYTOGEN is admitted as a Member of the Company effective contemporaneously with the execution by such person of this Agreement.

     1.9.      Additional Members.   Additional  persons  or  entities  may  be
admitted as Members of the Company only upon the prior written consent or approval of the Management Committee, which may grant or withhold admission in its sole and absolute discretion.

                                  ARTICLE II
                                CAPITALIZATION

     2.1.      Capital Accounts.

     (a) An individual capital account (the "Capital Account") shall be maintained for each Member in accordance with the capital account maintenance rules set forth in Treasury Regulation Section 1.704-1(b). Without limiting the generality of the foregoing, a Member's Capital Account shall be increased by (a) the amount of money contributed by the Member to the Company, (b) the fair market value of property (other than Intellectual Property (as defined below) unless all Members shall agree to assign a value to such property for purposes of this Article II hereafter contributed by such Member to the Company, net of liabilities secured by such property, and (c) allocations to the Member of the Company's net income and gains (as determined for federal income tax purposes but on the basis of the book values of the Company's assets). A Member's Capital Account shall be decreased by (i) the amount of money distributed to the Member, (ii) the fair market value of any property (other than any Intellectual Property transferred previously by Progenics or CYTOGEN to the Company without any value being reflected in the transferor Member's Capital Account if such property is reconveyed to the transferor Member) distributed to the Member, as determined by the distributee Member and the Company (net of any liabilities secured by the property) after adjusting each Member's Capital Account by such Member's share of the unrealized income, gain, loss and deduction inherent in such property and not previously reflected in such Capital Account, as if the property had been sold for its then fair market value on the date of distribution, (iii) expenditures described, or treated under Section 704(b) of the Code as described, in Section 705(a)(2)(B) of the Code, and (iv) the Member's share of losses and deductions. For purposes of this Agreement, "Intellectual Property" shall include inventions (patented or unpatented), improvements, rights under patents and patent applications, unpublished research and development information, formulae, processes, expertise, know-how, trade secrets and technical data.

     (b)       This Section  2.1 and  the other  provisions of  this  Agreement relating to maintenance of Capital Accounts are intended to comply with Treasury Regulation Section 1.704-1(b) and shall be interpreted and applied in a manner consistent with such Treasury Regulations. In the event the Management Committee shall determine that it is prudent to modify the manner in which the Capital Accounts, or any debits or credits thereto, are computed in order to comply with such Treasury Regulations, the Management Committee may make such modification; provided, however, that it shall not have an adverse effect on the amounts distributable to any Member.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     2.2.      Capital Contributions.

     (a) Each Member's share of Capital Contributions and each Member's Percentage (each as defined hereinafter) shall be set forth on Schedule A, which shall be updated by the Management Committee upon any changes in any Member's share of total Capital Contributions. As used herein, (i) the term "Capital Contribution" shall mean a contribution to the capital of the Company made by a Member pursuant to this Agreement, (ii) the term "Percentage" shall mean a Member's share of the Adjusted Capital Contributions expressed as a percentage of the aggregate Adjusted Capital Contributions of all Members; and
(iii) the term "Adjusted Capital Contributions" shall mean a Member's Capital Contributions as adjusted pursuant to the terms of this Agreement (but excluding, for these purposes, in the case of Progenics, the Progenics R&D Capital Contributions as defined in Section 2.2(d) hereof and the Supplemental Capital Contributions as defined in Section 2.2(e) hereof and, in the case of
CYTOGEN, any [*   *   *] as defined in Section 2.2(e) hereof).

     (b) Simultaneously herewith, the Members are contributing to the Company cash in the amounts set forth on Schedule A.

     (c) (i) The Management Committee may from time to time, in connection with preparing the Budget (as defined hereinafter) or otherwise, call for the Members to make additional capital contributions (the "Additional Capital Contributions"), in which event the Management Committee shall give notice to each Member of: (A) the total amount of the Additional Capital Contribution being called; (B) the reason the Additional Capital Contribution is being called; (C) each Member's proportionate share of the total Additional Capital Contribution (determined in accordance with this Section 2.2(c); and
(D) the date the Additional Capital Contribution is due and payable, which date shall not, without the written consent of the Members, be less than 30 nor more than 90 calendar days after the notice has been given. A Member's share of the total Additional Capital Contribution shall be equal to the product obtained by multiplying the Member's Percentage and the total Additional Capital Contribution required. A Member's share shall be payable in cash, by certified check or wire transfer. No Additional Capital Contribution by any Member may be made or required to be made on an in-kind or any other non-cash basis unless consented to in writing by each of the Members. Upon payment of the Additional Capital Contributions, the Capital Contributions of each Member shall be adjusted.

               (ii) If a Member (the "Non-Contributing Member") fails to pay when due all or any portion of any Additional Capital Contribution called by the Management Committee (the amount not contributed being a "Failed Contribution"), and the other Member (the "Contributing Member") makes proper and timely payment of its portion of the Additional Capital Contribution, then the following adjustments shall be made:

                    (1) the Adjusted Capital Contributions of the Non-Contributing Member shall automatically and without further act on the part of any party be adjusted by reducing the amount of the Non-Contributing Member's Adjusted Capital Contributions by 10% (the "Reduction Amount") of the amount of the Failed Contribution and increasing the amount of the Contributing Member's Adjusted Capital Contributions by the Reduction Amount; and

                    (2) the Percentages of the Members shall be adjusted to stand in the ratio of their respective Adjusted Capital Contributions, and Schedule A shall be amended accordingly.

               (iii) If a Non-Contributing Member fails to pay when due all or any portion of any Additional Capital Contribution called for by the Management Committee, the Management Committee shall give notice (a "Non-
Contribution Notice") within 15 days after the date such Additional Capital Contribution is due and payable to the Contributing Member, and the Contributing Member shall have the option (but not the obligation) to make an Additional Capital Contribution by reason of such default (a "Default Contribution") to the Company in an amount not in excess of the Failed Contribution. Any Default Contribution, if made, must be funded within 30 calendar days after delivery of the Non-Contribution Notice, or, if the Management Committee shall fail to give the Non-Contribution Notice, within 45 calendar days after the date such Additional Capital Contribution is due and payable.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (iv) Except as expressly stated herein, no Member shall be required to contribute any additional capital to the Company, and no Member shall have any personal liability for any debt, obligations, or liability of the Company. The rights provided in this Section 2.2(c) shall be the exclusive remedies available to the Company and any Contributing Member against any Non-Contributing Member for such Non-Contributing Member's failure to pay when due any Additional Capital Contribution called for by the Management Committee.

     (d) Progenics shall be required to make additional Capital Contributions to the Company of up to $3 million to fund the Company's research and development programs as budgeted in the work plans (the "Work Plans") described in Section 2 of the Services Agreement, dated as of the date hereof, between Progenics, CYTOGEN and the Company (the "Services Agreement"), subject to the terms and conditions described below. The amounts so funded are referred to herein as the "Progenics R&D Capital Contributions." [* * *] The Progenics R&D Capital Contributions shall be provided and applied when and as needed (as determined in the reasonable discretion of the Management Committee) to fund the Company's research and development programs through and including the filing by the Company of an Investigational New Drug application with the U.S. Food and Drug Administration (the "FDA") with respect to a product under development by the Company (an "IND Filing"). Progenics shall not be obligated to fund through Progenics R&D Capital Contributions, and Progenics R&D Capital Contributions shall not be applied to fund (i) any clinical development or other activities of the Company with respect to a product beyond an IND Filing or (ii) any administrative or other non-research and development functions, activities or expenses. During the period ending with the discharge in full of Progenics' funding obligation under this Section 2.2(d), Progenics shall have the right to direct the application of the Progenics R&D Capital Contributions in accordance with the Work Plans. Notwithstanding the foregoing, if Progenics ceases to be a Member in the Company before Progenics has funded to the Company all amounts required pursuant to this Section 2.2(d), Progenics shall be relieved of its funding obligation with respect to such portion of the Progenics R&D Capital Contributions not theretofore funded.

     (e) [* * *] The parties intend that such reduction in Progenics' obligation to make Progenics R&D Capital Contributions shall reduce Progenics R&D Capital Contributions applied to fund development of a vaccine-based
product. [*   *   *]

     (f)       Progenics  shall   be  required   to  make   additional  Capital
Contributions (the "Supplemental Capital Contributions") to the Company in the following amounts not later than five business days after the dates indicated:

 Amount         Date

 $500,000       The date of this Agreement;

 $500,000 On the earlier to occur of (i) the date that is six months after the date of this Agreement or December 31, 1999;

 $500,000 On the earlier to occur of (i) the date on which the Management Committee by written resolution identifies a lead compound for product development or (ii) December 31, 2000; and

 $500,000 On the earlier to occur of (i) the date on which the FDA approves an Investigational New Drug application with respect to a Licensed Product (as defined in the PSMA/PSMP License Agreement) or (ii) December 31, 2001.

Notwithstanding the foregoing, Progenics shall have no obligation to make any Supplemental Capital Contribution if at the time any such capital contribution is due Progenics is not a member of the Company.

     (g) No Member shall be paid interest on its Capital Contributions. Except as otherwise provided in this Agreement, no Member shall have the right to receive any return of or on any Capital Contribution.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     2.3. Loans. The Management Committee may, in its sole discretion, authorize and cause the Company to borrow from any person (including a Member) on such terms and subject to such conditions as the Management Committee shall determine. No Member shall be required to lend funds to the Company or to guarantee or provide security or any other form of credit support with respect to any such borrowing.

     2.4.      Budget.

     (a) The Management Committee shall promptly prepare a budget for the Company's activities covering such time period as the Management Committee shall deem appropriate. The Budget may include provisions for Additional Capital Contributions to made by the Members. The Management Committee shall meet to review and update the Budget on a semi-annual basis or as it may otherwise determine to be appropriate.

     (b) If at any time the Management Committee is unable to agree upon a proposed Budget or a proposed update to the Budget (a "Budget Dispute"), such disagreement will be resolved in accordance with the management deadlock provisions contained in Section 4.1(f) hereof (provided that if any portion of the Budget is not in dispute, the provisions of such undisputed portion shall be implemented to the extent practicable). If a Budget Dispute is submitted to arbitration, and the arbitrator determines that a Member (the "Uncooperative Member") acted in bad faith in unreasonably withholding approval of a proposed Budget, the Adjusted Capital Contributions of the Uncooperative Member and the other Member shall without further act on the part of any party be adjusted by reducing the amount of the Uncooperative Member's Adjusted Capital Contributions by the greater of (A) [* * *] of the Uncooperative Member's pro rata share of any Additional Capital Contribution required by the arbitrator (if the dispute involved an Additional Capital Contribution) or (B) [* * *] of the Uncooperative Member's Adjusted Capital Contributions, and increasing the amount of the other Member's Adjusted Capital Contributions by such amount.

                                  ARTICLE III
                       PROFITS, LOSSES AND DISTRIBUTIONS

     3.1.      Allocation of Profits and Losses

     (a) The Company's profits and losses (as determined for federal income tax purposes but as adjusted under the rules of Treasury Regulation
Section 1.704-1(b)(2)(iv)) for each Fiscal Year shall be allocated to the Members (i) first, in such amounts as will adjust the Capital Account balances of each of the Members to be in the same proportion as the Members' respective Percentages and (ii) thereafter, in proportion to the Members respective Percentages.

     (b) Notwithstanding Section 3.1(a) hereof, losses allocated pursuant to Section 3.1(a) to any Member for any Fiscal Year shall not exceed the maximum amount of loss that may be allocated to such Member without causing such Member to have an Adjusted Capital Account Deficit (as defined hereinafter) at the end of such Fiscal Year. Any loss in excess of the limitation in this Section 3.1(b) shall be specially allocated solely to the other Members to the maximum extent permitted by this Section 3.1(b).
"Adjusted Capital Account Deficit" means a deficit Capital Account balance after that balance has been adjusted pursuant to the penultimate sentences of Treasury Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5).

     (c) Notwithstanding Section 3.1(a) hereof, the following special allocations shall be made in the following order prior to the application of
Section 3.1(a) hereof:

               (i)       If there  is a  net decrease  in Company  minimum gain
("Minimum Gain") (as such decrease is determined as provided in Treasury Regulations Sections 1.704-2(d) and 1.704-2(g)) during any Fiscal Year, certain items of income and gain, including gross income or gain, shall be allocated to the Members in the amounts and manner described in Treasury Regulations Section 1.704-2(f). This Section 3.1(c)(i) is intended to comply with the minimum gain chargeback requirement relating to partnership non-recourse liabilities (as defined in Treasury Regulations Section 1.704-2(b) and shall be so interpreted

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (ii) If there is a net decrease in Minimum Gain attributable to partner non-recourse debt (determined pursuant to Treasury Regulations Section 1.704-2(i)) during any Fiscal Year, certain items of income and gain, including gross income or gain, shall be allocated as quickly as possible to those Members which had a share of the Minimum Gain attributable to the partner non-recourse debt (such share to be determined pursuant to Treasury Regulations Section 1.704-1(i)(5)) in the amounts and manner described in Treasury Regulations Sections 1.704-2(i) and (j). This Section 3.1(c)(ii) is intended to comply with the minimum gain chargeback requirement relating to partner non-recourse debt set forth in Treasury Regulations Section 1.704-2(i)(4)) and shall be so interpreted.

               (iii) Deductions attributable to obligations with respect to which a Member bears the economic risk of loss within the meaning of Treasury Regulation Section 1.704-2(b)(4) shall be allocated to the Member or Members that bear the economic risk of loss for such debt in accordance with the requirements of Treasury Regulation Section 1.704-2(i)(1). "Nonrecourse Deductions" (as such term is defined in Treasury Regulations Sections 1.704-2(b)(1) and 1.704-2(c)) of the Company shall be allocated to the Members in proportion to their Percentages.

               (iv) If one or more of the Members unexpectedly receives any adjustment, allocation or distribution described in Treasury Regulations Sections 1.704-1 (b)(2)(ii)(d)(4), (5) or (6), then items of income and gain shall be specially allocated to such Members in an amount and manner sufficient to eliminate the Adjusted Capital Account Deficit created by such adjustments, allocations or distributions as quickly as possible, provided that an allocation pursuant to this Section 3.1(c)(iv) shall be made only if and to the extent that such Member would have an Adjusted Capital Account Deficit after all other allocations provided for in this Section 3.1 have been tentatively made as if this Section 3.1(c)(iv) were not in this Agreement. This provision is intended to qualify as a "qualified income offset" within the meaning of Treasury Regulations Section 1.704-1(b)(2)(ii)(d).

               (v)       If one  or more  of the  Members has a deficit Capital
Account at the end of any Fiscal Year which is in excess of the sum of (i) the amount such Member is obligated to contribute pursuant to any provision of this Agreement and (ii) the amount such Member is deemed to be obligated to restore pursuant to the penultimate sentences of Treasury Regulations Sections 1.704-2(g)(1) and 1.704-2(i)(5), each such Member shall be specially allocated items of Company income and gain in the amount of such excess as quickly as possible, provided that an allocation pursuant to this Section 3.1(c)(v) shall be made only if and to the extent that such Member would have a deficit Capital Account in excess of such sum after all other allocations provided for in this
Section 3.1 have been made as if Section 3.1(c)(iv) hereof and this Section 3.1(c)(v) were not in the Agreement.

               (vi) The allocations set forth in Sections 3.1(b) and 3.1(c)(i)-(v) hereof (the "Regulatory Allocations") are intended to comply with certain requirements of the Treasury Regulations. It is the intent of the Members that, to the extent possible, all Regulatory Allocations shall be offset either with other Regulatory Allocations or with special allocations of other items of Company income, gain, loss or deduction pursuant to this Section 3.1(c)(vi). Therefore, the Management Committee shall make such offsetting special allocations of Company income, gain, loss and deduction in whatever manner they determine appropriate, so that, after such offsetting allocations are made, each Member's Capital Account balance is, to the extent possible, equal to the Capital Account balance such Member would have if the Regulatory Allocations were not part of the Agreement and all Company items were allocated pursuant to Section 3.1(a). In exercising its discretion, the Management Committee shall take into account future Regulatory Allocations pursuant to Sections 3.1(c)(i) and (ii) hereof that, although not yet made, are likely to offset other Regulatory Allocations previously made under Section 3.1(c)(iii) hereof.

               (vii) If the Internal Revenue Service reallocates an item of income, deduction or loss to a Member or an affiliate ("Affiliate") pursuant to Section 482 of the Code or any similar rule or principle of law (a "Member
Section 482 Allocation"), and the Company has a corresponding correlative item of deduction, loss or income (as determined under Section 1.482-1(g) of the Regulations (the "Company Correlative Item"), such Company Correlative Item shall be specially allocated to and reflected in the Capital Account of the Member that received (or whose Affiliate received) such Member Section 482 Allocation, and a corresponding deemed contribution or distribution shall likewise be credited or debited to the Capital Account of such Member.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (viii) If the Internal Revenue Service reallocates an item of income, deduction or loss to the Company pursuant to Section 482 of the Code or any similar rule or principle of law (a "Company Section 482 Allocation"), and any Member has a corresponding correlative item of deduction, loss or income (as determined under Section 1.482-1(g) of the Regulations (the "Member Correlative Item")), such Company Section 482 Allocation shall be specially allocated to and reflected in the Capital Account of the Member that received (or whose Affiliate received) such Member Correlative Item, and a corresponding deemed contribution or distribution shall likewise be credited or debited to the Capital Account of such Member.

               (ix) If any Member is required to contribute an amount to the Company pursuant to the last sentence of Section 3.9 hereof, special allocations of gross items of income, gain, loss and deduction shall be made to the Members to ensure that after such contribution and all liquidating distributions to the Members, each of the Members' Capital Account balances will equal zero.

     3.2.      Allocation-Rules

     (a) For purposes of determining the profits, losses or any other items allocable to any period, profits, losses and any such other items shall be determined on a daily, monthly or other basis, as determined by the Management Committee using any method that is permissible under Section 706 of the Code and the Treasury Regulations thereunder.

     (b) The Members are aware of the income tax consequences of the allocations made by this Article III and hereby agree to be bound by the provisions of this Article III in reporting their shares of Company income and loss for income tax purposes.

     3.3.      Tax Allocations: Section 704(c) of the Code

     (a) In accordance with Section 704(c) of the Code and the Treasury Regulations thereunder, income, gain, loss and deduction with respect to any property contributed to the capital of the Company or which has been adjusted pursuant to Treasury Regulation Section 1.704-1 (b)(2)(iv)(f) shall, solely for income tax purposes, be allocated among the Members so as to take account of any variation between the adjusted basis of such property to the Company for federal income tax purposes and its fair market value reflected in the capital accounts initially or on adjustment, as the case may be.

     (b) Any elections or other decisions relating to allocations under this Section 3.3 shall be made by the Management Committee in any manner that reasonably reflects the purpose and intention of this Agreement. Allocations pursuant to this Section 3.3 are solely for purposes of federal, state and local taxes and shall not affect, or in any way be taken into account in computing, any Member's Capital Account or share of profits, losses, other items or distributions pursuant to any provision of this Agreement.

     3.4.      Fiscal Year.   The  Fiscal Year  of the Company for both tax and
accounting purposes (the "Fiscal Year") shall be the calendar year.

     3.5. Partnership for Tax Purposes. The Members hereby agree that the Company shall be treated as a partnership for tax purposes under the United States federal, state and local income tax laws or other laws, and further agree not to take any position or to make any election, in a tax return or otherwise, inconsistent herewith,

     3.6.      Tax Matters.

     (a)       The tax  matters partner ("Tax Matters Partner") for purposes of
Section 623 of the Code shall be Progenics. Unless otherwise required by law, the Tax Matters Partner (i) shall not take any action pursuant to this Section
3.6 unless such action has been consented to by each Member and (ii) shall perform all such duties and responsibilities as directed by each Member.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (b) All elections by the Company for income and franchise tax purposes and all determinations regarding the book basis, depreciation or amortization of any Company assets, and all other matters relating to all tax returns (including amended returns), including the characterization and allocation of income and loss, filed by the Company, including tax audits and related matters and controversies, shall be made and conducted by the Tax Matters Partner at the expense of the Company, subject to the approval of each Member. The Tax Matters Partner shall, at the expense of the Company and subject to the approval of each Member, cause to be prepared and filed all tax returns (including amended returns) required to be filed by the Company; provided, however, that CYTOGEN shall have the opportunity to review any and all tax returns in advance of such filing. In the event of a dispute between the Members concerning the preparation and filing of the Company's tax returns, the Members hereby agree to submit the dispute to arbitration to one of the major nationally-recognized certified public accounting firms, whose decision on the matter shall be final and binding.

     (c) The Tax Matters Partner shall be responsible for all negotiations on behalf of the Company with the Internal Revenue Service or the Departments of the Treasury or Justice or any state or local tax authority with respect to the income tax treatment of Company items, and shall provide each Member with the opportunity, at the expense of the Company, to participate in any such negotiations. The Tax Matters Partner shall not bind any Member to a settlement agreement unless each Member has given its written consent to such agreement.

     3.7. Cash Flow Distributions. Cash flow distributions of the Company shall be made only after payment of all liabilities and expenses of the Company and establishment of reasonable reserves. Such distributions shall be made to the Members in accordance with their Percentages at such times and in such amounts as determined by the Management Committee in its sole, exclusive and complete discretion.

     3.8. Liquidating Distributions Upon Dissolution. Upon dissolution of the Company, the remaining assets shall be applied as follows:

     (a)       First, to  payment of  the liabilities  of the  Company owing to third parties and then to Members, as creditors. After payment of any such known liabilities, the Management Committee shall set up such reasonable reserves as it deems reasonably necessary for any contingent or unforeseen liabilities or obligations of the Company. Such reserves shall be held in a separate account for the purpose of paying any such contingent or unforeseen liabilities or obligations, and, at the expiration of such period as the Management Committee may deem advisable, such reserves shall be distributed to the Members or their assigns in the manner set forth in Section 3.8(b) hereof.

     (b) Second, to the Members in accordance with their Capital Account balances. If such distributions are insufficient to return to any Member the full amount of its Capital Account, such Member shall have no recourse against any other Member. If the Management Committee determines that the Company should distribute any of its assets in kind, such assets shall, except as set forth in the following sentence, be distributed on the basis of their fair market values, as determined by an appropriate appraisal procedure as set forth or approved by the Management Committee, and the Capital Accounts of the Members shall be adjusted prior to liquidating distributions being made to reflect how any resulting gain or loss would have been allocated under Section
3.1 hereof if such assets had been sold. In the event of a dispute over the proper valuation of the Company's in-kind assets, either Member shall have the right to submit such dispute to arbitration in accordance with Section 10.2 hereof. Each Member shall have the right to require the Company to make the distributions set forth in this Section 3.8(b) first with any in-kind assets contributed by such Member to the Company, but only to the extent such distributions do not exceed the amount to which such Member is entitled pursuant to this Section 3.8(b); provided, however, that any and all Intellectual Property transfers from a Member to the Company that were transferred without any value being reflected in the transferor's Capital
Account shall be reconveyed to the transferor in addition to, and without diminishing, any other distributions to which the transferor shall be entitled. Upon the Company's dissolution, any and all rights to other Intellectual Property, developed or acquired by the Company prior to its dissolution (such Company developments and acquisitions collectively referred to as the "Company Inventions"), shall be co-owned by Progenics and CYTOGEN.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     3.9. Tax Distributions. To the extent that for any Fiscal Year the amount of net income and gains of the Company allocated to each Member exceeds the amount of losses of the Company allocated to that Member for that and prior Fiscal Years reduced by the amount of net income and gains of the Company allocated to the Members for prior Fiscal Years, the Management Committee shall use reasonable efforts to cause the Company to distribute to each Member, as an advance against the amounts thereafter distributable to it pursuant to Sections
3.7 and 3.8, no later than April 1 of the following year, an amount of cash equal to (a) the amount reasonably calculated by the Management Committee to equal the amount of the federal, state and local tax liability on that excess (based on the highest individual or corporate marginal federal income tax rate for that year and the percentage with respect to state and local income tax rates for that year that the Management Committee determines appropriate), less
(b) the aggregate amount of prior distributions by the Company to that Member for such Fiscal Year. No such distribution shall be made, however, to the extent that distributions are restricted under the terms of any note or agreement relating to borrowings by the Company or to the extent that the Management Committee determines that the cash is necessary for the operation of the business of the Company or for the establishment of reasonable reserves or if the Company would be rendered insolvent. The Management Committee shall, to the extent practical, make distributions under this Section 3.9 annually based on projections of income. If upon the liquidation of the Company the aggregate amount of distributions to any Member pursuant to this Section 3.9 exceeds the aggregate amount that would have been distributed to that Member pursuant to Sections 3.7 and 3.8 hereof (had there been no distributions pursuant to this Section 3.9), then that Member shall pay to the Company an amount equal to such excess, to be distributed to the other Member in accordance with Sections 3.7 and 3.8 hereof.

     3.10. Deficit Capital Account Restoration. Except as provided in the last sentence of Section 3.9 hereof, no Member shall have any obligation to make Additional Capital Contributions to the Company in order to restore any deficit Capital Account balance upon liquidation of the Company or liquidation of such Member's Interest in the Company.

     3.11.     Other Distributions.   Except  as provided in this Agreement, no
Member shall be entitled to receive any distribution from the Company without the consent of all other Members.

                                  ARTICLE IV
                                  MANAGEMENT

     4.1.      Management Committee

     (a) Except as otherwise reserved to the Members pursuant to this Agreement, the overall management and control of the Company shall be exercised by the Members through a committee (the "Management Committee"). Except as determined by the Management Committee pursuant to this Article IV or otherwise pursuant to this Agreement, no Member shall have any right or authority to take any action on behalf of the Company with respect to third parties.

     (b) The Management Committee shall consist of four individuals (each, a "Representative") or such other number of individuals as the Management Committee may, from time to time determine. Of the initial members of the Management Committee, two shall be appointed by Progenics and two shall be appointed by CYTOGEN. The initial Representatives of the Management Committee are:

          Progenics:     [*   *   *]


          CYTOGEN:       [*   *   *]


Each Representative shall hold office until death, resignation or removal at the pleasure of the Member which appointed such Representative. If a vacancy occurs on the Management Committee, the Member which appointed the vacating Representative shall appoint such Representative's successor.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (c) Meetings of the Management Committee shall be held on two Business Days (as defined herein) written notice (which may be waived and shall be deemed to be waived by attendance at the meeting, unless an individual objects, prior to or at the beginning of the meeting, to holding the meeting or transacting business at the meeting). Attendance may be in person or by conference telephone. Notwithstanding the number of Representatives on the Management Committee, each Member's Representatives shall be required to vote as a block ("Voting Block") on behalf of such Member. The Voting Block of a Member's Representatives as of any given date shall equal such Member's Percentage as of such date. The Voting Blocks shall be automatically adjusted upon any change in Percentage of any appointing Member. Except as set forth in the next sentence, the Management Committee shall act by vote of the
Representative(s) whose Voting Block constitutes more than [* * *] of the aggregate Voting Blocks of all Representatives, at a meeting of the Management Committee duly called and held.

               (i) All Major Decisions (as defined hereinafter) shall be made by a vote of the Representative(s) whose Voting Block constitutes more than [* * *] of the aggregate Voting Blocks of all Representatives (a "Supermajority Vote"). A "Major Decision" means decisions concerning the merger or consolidation of the Company or the sale of all or substantially all of the Company's assets.

               (ii) The vote of each Member shall be cast by such Member's Managing Representative (as defined hereinafter). The Management Committee may also act by unanimous written consent of the Representatives. The Representatives shall not be compensated for their services as such, but shall be entitled to indemnification by the Company in accordance with Section 4.3 hereof. Any Deadlock (as defined hereinafter) of the Management Committee shall be resolved pursuant to Section 4.1(f) hereof.

     (d) Any Representative on the Management Committee (or alternatively the Member who appointed such Representative) may appoint another Representative on the Management Committee to act for him or her, and the Management Committee may delegate in writing, to any of the Representatives or to any Member or to any other agent such authority to act on its behalf or on behalf of the Company as it shall deem appropriate.

     (e) Subject to the other provisions of this Agreement and the requirements of applicable law, the Management Committee shall have the full, complete and exclusive power and discretion to take all action that it considers necessary or desirable in connection with the management of the Company, and may exercise, on behalf of the Company, all of the powers of a limited liability company under the Act including, without limitation, the following powers:

               (i) to enter into contracts or agreements of any kind, including selling, leasing, conveying, licensing, exchanging or otherwise transferring or disposing of any Company property or assets, as well as contracts of guaranty and suretyship with any person including with any Member, Representative or affiliate of either of them without the vote of the Members;

               (ii) to determine the strategies and methods for developing and commercializing products and for exploiting the intellectual property rights of the Company;

               (iii) to establish and maintain, or cause to be maintained, the Capital Accounts of the Members and the books and records of the Company as required by law and by this Agreement;

               (iv) to appoint such Officers (as defined hereinafter) of the Company as the Management Committee determines desirable, and such Officers of the Company:

                    (1)       need not be members or Representatives;

                    (2) shall have the powers and duties delegated to them by the Management Committee; and

                    (3)       shall serve  at the  pleasure of  the  Management
Committee;.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (v) to employ and dismiss attorneys, accountants, independent auditors, custodians, brokers and such other advisers or agents in connection with any matter relating to the business of the Company (including, without limitation, the Representatives on the Management Committee or persons or firms affiliated with them) and to make payment for such services and other expenses out of the funds of the Company;

               (vi) to open, maintain and close bank accounts for the Company;

               (vii)     to sign checks of the Company;

               (viii)    to admit additional members to the Company;

               (ix)      to call meetings of the Members of the Company;

               (x)       to declare and make distributions;

               (xi) to permit, require or prohibit withdrawals of capital from and Capital Contributions to the Company;

               (xii) to hold part of the assets of the Company in cash without liability for interest or the payment of expenses or the making of distributions therewith;

               (xiii) to determine the accounting period or accounting periods to which any income, gain, obligation, loss, liability, deduction or expense is attributable;

               (xiv)     to  prepare,   execute  and   file  tax   returns   or
information returns for the Company and to make tax elections as they deem appropriate, subject to the provisions of Section 3.6 hereof;

               (xv)      to incur indebtedness for any purpose;

               (xvi) to make loans, including loans to Members, and to provide indemnification or guarantee the indebtedness and obligations of others, including Members;

               (xvii)    to  settle,   compromise,  assign,  pledge,  transfer,
release, submit to arbitration, or stipulate to judgment, or consent to do the same, any claim, suit, demand or judgment against the Company;

               (xviii) to delegate authority to subcommittees, Members, Representatives, Officers or other parties to take actions on behalf of the Company consistent with the terms of this Agreement and to execute documents on behalf of the Company in connection therewith; and

               (xix) to bring, threaten to bring or prosecute, on behalf of the Company, any claim in a judicial proceeding or arbitration forum.

     (f) If, at any time the vote of the Representatives required to approve action with respect to a particular matter has not been obtained after comprehensive discussion between the Representatives, and such failure to obtain the requisite vote impedes in any material respect the Company's ability to continue its business (the "Deadlock"), the Deadlock shall first be submitted (the "Submission") by the Management Committee (but if the Management Committee cannot agree on the form or substance of the Submission, the Submission may be made by any Representative) to the Chief Executive Officer of Progenics and the Chief Executive Officer of CYTOGEN for review and discussion. Such persons shall meet as soon as possible after the Submission is given, and in any event within ten calendar days, and endeavor in good faith to resolve the matter. If these officers do not, within ten calendar days after they first meet, or within 20 calendar days after the Submission is given, mutually resolve the Deadlock or agree on a method of resolving the Deadlock, either Member may, within the 30 calendar day period following such 20 calendar days after delivery of the Submission, by written notice given to the other Member within such 30 day period, cause the Deadlock to be submitted to arbitration pursuant to Section 10.2 hereof.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (g)       (i)       If  submission   of  a   Deadlock  to  the  procedures
described in  Section 4.1(f)  does not,  within the  time periods  specified in
Section 4.1(f) hereof, result in resolution of the Deadlock, submission of the Deadlock to arbitration or agreement by the Members on an alternative dispute resolution procedure, either party may elect to exercise the buy/sell right contained in this Section 4.1(g) (the "Buy/Sell Right"). The Member electing to exercise the Buy/Sell Right (the "Offeror") shall furnish in writing to the other Member (the "Offeree") the Offeror's irrevocable, unconditional (except as provided herein) and binding offer (such notice being referred to herein as the "Exercise Notice") to purchase the Offeree's Interest or to sell the Offeror's Interest for a cash purchase price determined in accordance with
Section 4.1(g)(ii) hereof (the "Purchase Price"). The Exercise Notice shall set forth an amount expressed in dollars and without contingencies (the "Valuation"), which amount shall be used to calculate, in accordance with
Section 4.1(g)(ii) hereof, the Purchase Price. The Valuation is intended to represent the amount that would be payable for 100% of the Interests of the Company. Within 15 calendar days after the Exercise Notice is given, the Offeree may give notice to the Offeror of its irrevocable, unconditional (except as provided herein) and binding election either:

                    (1) to purchase the entire Interest of the Offeror for an amount in cash equal to the Purchase Price; or

                    (2) to sell its entire Interest to the Offeror for an amount in cash equal to the Purchase Price.

Failure of the Offeree to give notice of its decision within such applicable time period shall constitute a conclusive election by the Offeree to sell its entire Interest pursuant to this Section 4.1(g)(i).

               (ii) The Purchase Price shall be equal to the seller's Percentage multiplied by the Valuation.

               (iii)     Subject  to   the  provisions  of  Section  4.1(g)(iv)
hereof, a transfer of Interests pursuant to this Section 4.1(g) shall take place at a closing to be held on a day other than Saturday, Sunday or any other day on which commercial banks located in New York, New York are authorized by law to be closed for business ("Business Day"). Such date shall be selected by and set forth in a notice by the Offeror given promptly after the Offeree gives notice of its election under Section 4.1(g)(i) hereof, which date shall be at least ten days but prior to 20 days after the Offeree gives notice of its election under Section 4.1(g)(i), at such location in New York, New York as the Offeror selects or as otherwise agreed to by the parties. In such notice, the purchasing Member shall additionally specify whether the purchase will be by the Member, the Company, a combination of the Company and the Member, and/or the designee(s) of the Company and/or the designee(s) of the Member (the "Purchaser"). At the closing, the Purchase Price specified above shall be paid by the Purchaser by wire transfer of immediately available federal funds to an account designated by the selling Member. The terms of the purchase and sale shall be unconditional, except that the selling Member shall represent and warrant to the Purchaser that its Interest in the Company is not subject to any legal or equitable claims (other than legal or equitable claims to such Interest, if any, of the Purchaser pursuant to this Agreement) and shall deliver at the closing an instrument confirming such representation and warranty. In addition, the Purchaser shall represent and warrant to the selling Member that it has the full right, power and authority to effectuate the purchase and upon demand shall deliver at the closing an instrument confirming such representation and warranty. Upon the sale of a Member's Interest in the Company pursuant to this Section 4.1(g), the selling Member's appointed Representatives shall be deemed to have automatically resigned from the Management Committee.

               (iv) The closing date set forth in Section 4.1(g)(iii) hereof shall be postponed if any required regulatory filings have not been made or any required consents or approvals (regulatory or otherwise) have not been received by such closing date, but only until such filings have been made or such consents have been received and, if applicable, until the expiration or earlier termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The Members hereby agree to use their reasonable best efforts and to cooperate with each other to effect any such required regulatory filings, including but not limited to, a filing under the HSR Act, if applicable, and to obtain any such required consents or approvals, in order to close a transfer of Interests pursuant to this Section 4.1(g).

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (v) The consummation of any purchase or sale of Interests pursuant to this Section 4.1(g) shall be subject to the satisfaction of the provisions of Section 6.2 hereof.

     (h) Each of Progenics and CYTOGEN shall appoint one managing Representative (the "Managing Representative") from the Representatives. Every contract, agreement, certificate, document or other instrument executed by both Managing Representatives shall be conclusive evidence in favor of every person relying thereon or claiming thereunder that, at the time of the delivery thereof, (1) the Company was in existence, (2) this Agreement had not been terminated or canceled or amended in any manner so as to restrict such authority (except as shown in any instrument duly filed under the Act) and (3) the execution and delivery thereof was duly authorized by the Management Committee. Any person dealing with the Company or the Management Committee may, until and unless subsequently notified by both Managing Representatives, rely on a certificate signed by both Managing Representatives hereunder:

               (i)       as  to   who  are  the  Representatives  and  Managing
Representatives hereunder;

               (ii) as to the existence or nonexistence of any fact or facts which constitute conditions precedent to acts by the Management Committee or are in any other manner germane to the affairs of the Company;

               (iii) as to who is authorized to execute and deliver any instrument, contract, agreement, certificate or document for the Company;

               (iv) as to the authenticity of any copy of this Agreement and amendments thereto; or

               (v) as to any act or failure to act by the Company or as to any other matter whatsoever involving the Company.

     (i) The Management Committee shall establish an Intellectual Property subcommittee, composed of such members of the Management Committee, or such other persons, as the Management Committee may determine and with such authority as may be delegated thereto. The Intellectual Property Committee shall have responsibility for establishing and implementing, in consultation with counsel, the Company's strategies for creating and/or maintaining its patent estate.

     4.2. Meetings of Members. The Members shall meet on such periodic basis as the Management Committee may determine. Special meetings of the Members, for any purpose or purposes, may be called by the Management Committee or by any Member of the Company. All meetings shall be held at the Company's principal place of business or at any other place designated by the Management Committee, and, unless otherwise prohibited by law, may be conducted by means of conference telephone or similar communication equipment, in the discretion of the Management Committee. Not less than two Business Days before each meeting, the Management Committee shall give written notice of the meeting to each Member entitled to vote at the meeting. The notice shall state the place, date, hour and purpose of the meeting. Notwithstanding the foregoing provisions, each Member who is entitled to notice shall be deemed to have waived notice if such Member attends the meeting, unless such Member objects, prior to or at the beginning of the meeting, to holding the meeting or transacting business at the meeting. At any such meeting of Members, the presence in person or by proxy of the Members holding an aggregate of a majority in Interests constitutes a quorum. A member may vote either in person or by written proxy signed by or on behalf of the Member or by or on behalf of the Member's duly authorized attorney-in-fact.

In lieu of holding a meeting, the Members may vote or otherwise take action by the unanimous written consent of the Members.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     4.3.      Liability and Indemnification

     (a) Except as otherwise provided by law, none of the Representatives, any Officer or any Member designated by the Management Committee to act on its behalf (or any officer, director, employee or affiliate of any such Member), in each case acting in such capacity, shall be liable, responsible or accountable in any way for damages or otherwise to the Company or to any of the Members for (a) any act or failure to act pursuant to this Agreement or otherwise if (i) such person acted in good faith and in a manner it reasonably believed to be in, or not opposed to, the interests of the Company, (ii) the conduct of such person did not constitute gross negligence, fraud, bad faith, intentional misconduct or a knowing violation of law and
(iii) such person did not gain a financial benefit to which he or she was not legally entitled, or (b) any losses due to the negligence or unauthorized acts of advisers, consultants or other agents of the Company.

     (b) The Company shall indemnify, defend and hold harmless each Representative, each Officer and any Member designated to act on behalf of the Management Committee (and any officer, director, employee and affiliate of any such Member), in each case acting in such capacity (an "Indemnified Person"), from and against any claims, losses, liabilities, damages, fines, penalties, costs and expenses (including, without limitation, reasonable fees and disbursements of counsel and other professionals) arising out of or in connection with any act or failure to act by an Indemnified Person pursuant to this Agreement, or the business and affairs of the Company; provided, however, that an Indemnified Person shall not be entitled to indemnification hereunder if it is judicially determined that (a) such Indemnified Person's actions or omissions to act were (i) made in bad faith, (ii) constituted gross negligence, fraud, intentional misconduct or a knowing violation of law, or (iii) were the result of active and deliberate dishonesty, or (b) such Indemnified Person personally gained a financial benefit to which Indemnified Person was not legally entitled.

     4.4.      Duties, Right to Conduct Other Business

     (a) To the extent that, at law or in equity, a Member (or any officer, director or employee of such Member) has duties (including fiduciary duties) and liabilities relating thereto to the Company or to the Members, (i) the Member (or any officer, director or employee of any Member) acting under this Agreement or otherwise shall not be liable to the Company or to any Member for its good faith reliance on the provisions of this Agreement, and (ii) such Member's duties and liabilities (or the duties and liabilities of any officer, director or employee of any Member) may be expanded or restricted by the provisions of this Agreement.

     (b) For so long as Progenics and CYTOGEN are Members of the Company and for a period of three years thereafter (unless the Company liquidates pursuant to Article VII hereof), neither Progenics nor CYTOGEN will engage, either directly or indirectly, in the research, development, manufacturing, marketing or commercialization of products in the Field except for the benefit of the LLC. Notwithstanding the foregoing, this Agreement shall not preclude or limit, in any respect, the rights of Progenics and CYTOGEN to engage in activities outside of the Field, whether or not such activities are competitive with activities of the Company, and neither Progenics nor CYTOGEN shall have any obligation to offer such business activities to the Company.

     (c) For so long as Progenics and CYTOGEN are Members of the Company and for a period of three years thereafter (unless the Company liquidates pursuant to Article VII hereof), neither Progenics nor CYTOGEN shall solicit or induce any person who is employed by or who is a consultant to or is otherwise affiliated with the Company to terminate his or her employment, consultancy or affiliation with the Company. In addition, for so long as Progenics and CYTOGEN are Members of the Company and for a period of three years thereafter, neither Progenics nor CYTOGEN shall solicit or induce any person who is employed by or who is a consultant to or otherwise affiliated with the other Member to terminate his or her employment, consultancy or affiliation with the other Member.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     4.5.      Scientific Advisory Board

     (a) The Management Committee shall be authorized to establish a Scientific Advisory Board (the "SAB"). The SAB shall be composed of such scientific or other personnel as the Management Committee deems advisable and may include as members employees and consultants of the Company as well as persons otherwise unaffiliated with the Company. The SAB shall meet at such places and at such times as shall be determined as advisable. The Management Committee may authorize compensation for members of the SAB in such amounts and under such terms as the Management Committee may determine.

     4.6. Research Grants. Neither Progenics nor CYTOGEN shall, so long as such person is a member of the Company, apply to any funding source for a Research Grant in the Field unless such application is made for the benefit of the Company.

                                   ARTICLE V
                                   OFFICERS

     5.1. Designation, Authority and Compensation of Officers. The Management Committee may delegate such of its authority as it deems advisable from time to time to officers of the Company, including, without limitation, a president, one or more vice-presidents and/or a secretary/treasurer (an "Officer"). The title, extent of authority, term of office and compensation of any Officer shall be determined by the Management Committee in its sole discretion.

     5.2. Tenure of Officers. The Officers of the Company shall hold office until their successors are chosen and qualify, unless a different term is specified by the Management Committee in appointing the Officer, or until the Officer's earlier death, resignation or removal. Any Officer chosen by the Management Committee may be removed at any time by the Management Committee, in its sole discretion, and any vacancy occurring in any office may be filled by the Management Committee, in its sole discretion. Any Officer may resign by delivering his or her written resignation to the Company at its principal place of business. Such resignation shall be effective upon receipt unless it is specified to be effective at some other time or upon the happening of some other event.

                                  ARTICLE VI
         TRANSFER OF INTERESTS, WITHDRAWAL AND TERMINATION OF MEMBERS

     6.1.      Transfer or Withdrawal Prohibited; Change of Control of a Member

     (a) Except as expressly provided herein, no Member may withdraw from the Company or sell, assign, transfer, pledge, hypothecate, mortgage or create a security interest, directly or indirectly ("Transfer"), in all or any portion of its Interest without the prior written consent of the Management Committee, which consent may be withheld in the sole and absolute discretion of the Management Committee. Any purported withdrawal or Transfer of an Interest by a Member without the requisite consent in writing shall be null and void, and the Company shall be entitled to damages as a result of, and/or injunctive relief with respect to, any attempts to withdraw or Transfer.

     (b) In the event that the Management Committee consents to a Transfer of a Member's Interest, such consent shall, unless expressly stated otherwise, be deemed a consent only to the assignment of such Member's economic interest in profits, losses and distributions and shall not be deemed a consent to the admission of such assignee as a member of the Company as a substitute for the assignor, and such assignee shall not have any of the rights of a member of the Company, including, without limitation, voting rights, unless otherwise stated in writing by the Management Committee. Except to the extent that the Management Committee has consented to the admission of the assignee as a member in the Company and/or consented to the exercise of voting rights by the assignee, the assigning Member shall retain all voting rights in connection with the transferred Interest.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (c) In the event that at any time there occurs a Change of Control (as hereinafter defined) of a Member, such Member's Interest shall automatically convert into an economic interest only in the profits, losses and distributions of the Company, and such Member shall not have any other rights of a member of the Company, including, without limitation, voting and marketing rights. For purposes hereof, a "Change in Control" shall be deemed to have occurred: (i) on the sale or other disposition of all or substantially all of the Member's assets to any entity, person or related group of persons; (ii) when there shall be consummated any consolidation, merger, reorganization or similar corporate transaction (a "Corporate Transaction") of the Member (A) in which the Member is not the continuing or surviving entity (other than a consolidation or merger with a wholly owned subsidiary of the Member in which all shares of common stock of such Member outstanding immediately prior to the effectiveness thereof are changed into or exchanged for the same consideration) or (B) pursuant to which the common stock of such Member would be converted into cash, securities or other property, in each case, other than a Corporate Transaction that is a Qualifying Corporate Transaction (as defined below);
(iii) when any person, or any persons acting together which would constitute a "group" for purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended, together with any affiliates thereof, shall beneficially own (as defined in Rule 13d-3 under the Exchange Act) at least 50% of the total voting power of all classes of capital stock of the Member entitled to vote generally in the election of directors of the Member (unless the "acquisition" is deemed to have occurred indirectly solely as a result of the completion of a Corporate Transaction that is not a Change in Control pursuant to clause (ii) above);
(iv) when at any time during any consecutive two-year period, individuals who at the beginning of such period constituted the Board of Directors of the Member (together with any new directors whose election by such Board of Directors or whose nomination for election by the stockholders of the Member was approved by a vote of 75% of the directors then still in office who were either directors at the beginning of such period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority of the Board of Directors of the Member then in office; or (v) when the Member is liquidated or dissolved or adopts a plan of liquidation or dissolution. A "Qualifying Corporate Transaction" shall be any Corporate Transaction in which the holders of common stock of the Member immediately prior to such Corporate Transaction have, directly or indirectly, at least (i) a majority of the total voting power of all classes of capital stock entitled to vote generally in the election of directors of the continuing or surviving entity immediately after such Corporate Transaction in substantially the same proportion as their ownership of common stock before such transaction or (ii) 25% of the total voting power of all classes of capital stock entitled to vote generally in the election of directors of the continuing or surviving entity immediately after such Corporate Transaction in substantially the same proportion as their ownership of common stock before such transaction and, in the case of this clause (ii), the other Member has given a CIC Approval. A "CIC Approval" shall be given by the other Member if such Member cannot conclude in good faith and in its reasonable judgment after discussions with the parties to the Corporate Transaction that such Corporate Transaction and any resulting change in management or leadership is reasonably likely to disrupt or delay the commercialization of products by the LLC, or fundamentally alter the approach, philosophy or vision of the LLC, giving due regard to the importance of good-faith cooperation and collaboration and single-mindedness of purpose between CYTOGEN and Progenics which has formed the basis for the collaboration initially contemplated by the parties hereto. A CIC Approval may not be unreasonably withheld, and failure of the other Member to give a CIC Approval may be contested in arbitration pursuant to Article 10 hereof. Notwithstanding the foregoing, a Change of Control shall not include any transaction the purpose of which is to reorganize the Member's corporate structure, reincorporate the Member in another jurisdiction or undertake any other action which does not have the purpose or effect of materially affecting the ownership and/or control of the Member at the time of such transaction.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     6.2. Regulatory Matters. Anything in this Article VI or elsewhere in this Agreement to the contrary notwithstanding, no assignment, transfer, encumbrance or other disposition of all or any part of any Member's Interest shall be made or shall be effective unless (a) prior to the consummation thereof, all assignees and transferees with respect thereto shall have made to the Company in writing all of the representations required by the Management Committee, to ensure compliance with applicable securities and other laws and
(b) if required by the Management Committee, the Company is provided with an opinion of its legal counsel, or other legal counsel satisfactory to the Company's counsel, stating that (i) such assignment, transfer, encumbrances or other disposition is exempt from the Securities Act of 1933, as amended, and is permissible under all other applicable federal and state securities laws without registration or qualification of any security or any person and (ii) the transaction is not prohibited under, and does not conflict with, such other federal or state laws as the Management Committee may specify.

     6.3.      Default; Buyout/Liquidation Option

     (a) A Member shall be in default ("Defaulting Member") under this Agreement upon the occurrence of any of the following events ("Default"):

               (i) the Bankruptcy (as defined hereinafter) or dissolution of the Member (the Bankruptcy or dissolution of the Member shall hereinafter be referred to as the "Dissolution"), in which event such Member shall immediately notify the other Member ("Other Member") and the Company in writing of the occurrence of such Dissolution.

As used herein, the term "Bankruptcy" shall mean:

                    (1) A Member files a voluntary petition in bankruptcy or shall be adjudicated a bankrupt or insolvent, or shall file any petition or answer or consent seeking any reorganization, arrangement, composition, readjustment, liquidation or similar relief for itself under the present or future applicable federal, state or other statute or law relating to bankruptcy, insolvency or other relief for debtors, or shall seek or consent to or acquiesce in the appointment of any trustee, receiver, conservator or liquidator of said Member of all or any substantial part of its properties or its Interest (the term "acquiesce" as used in this definition includes the failure to file a petition or motion to vacate or discharge any order, judgment or decree);

                    (2) A court of competent jurisdiction enters an order, judgment or decree approving a petition filed against any Member seeking a reorganization, arrangement, composition, readjustment, liquidation, dissolution or similar relief under the present or any future federal bankruptcy act, or any other present or future applicable federal, state or other statute or law relating to bankruptcy, insolvency or other relief for debtors, and such Member shall acquiesce in the entry of such order, judgment or decree or such order, judgment or decree shall remain unvacated and unstayed for an aggregate of 60 calendar days (whether or not consecutive) from the date of entry thereof, or any trustee, receiver, conservator or liquidator of such Member or of all or any substantial part of its properties or its Interest shall be appointed without the consent or acquiescence of such Member, and such appointment shall remain unvacated and unstayed for an aggregate of 60 calendar days (whether or not consecutive);

                    (3) A Member admits in writing its inability to pay its debts as they mature; or

                    (4) A Member makes an assignment for the benefit of creditors or takes other similar action for the protection or benefit of creditors.

               (ii) the Member has breached in any material respect this Agreement, the PSMA/PSMP License Agreement or the Services Agreement, which breach has not been cured within 60 calendar days after the Management Committee or non-breaching Member has given a written notice to the breaching Member stating that a breach has occurred and identifying in reasonable detail the relevant facts with respect to such breach.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

               (iii) on two occasions, an arbitrator determines that a Member has acted in bad faith in refusing to approve a Budget pursuant to
Section 2.4(b).

               (iv) so long as Progenics and CYTOGEN are the only Members of the Company, the Member's Percentage falls below [* * *] ("Nonconforming Percentage"), in which event (provided that at such time as any Member's Percentage shall be reduced to zero, such Member shall cease to be a member in the Company) the Management Committee shall immediately notify all Members in writing of the Nonconforming Percentage. Subsequently, any further reduction in such Member's Percentage shall constitute a separate Default again giving rise to the options under Section 6.3(b) hereof.

The Management  Committee shall promptly (but in any event within five Business
Days) give notice (a "Default Notice") to the Members of any Default under this
Section 6.3(a) of which it becomes aware. The Other Member shall be entitled to give the Default Notice to the Defaulting Member on behalf of the Management Committee. In any event, failure to provide notice to the Defaulting Member does not constitute a waiver of the default.

     (b) Upon the occurrence of a Default and the giving of the Default Notice, in each case as described in Section 6.3(a) hereof, (i) all marketing rights held by the Defaulting Party under Article IX hereof, and all rights of Progenics (if Progenics is the Defaulting Party) under Section 2.2(d) hereof to direct the application of the Progenics R&D Capital Contributions and to conduct the research and development program contemplated by the Services Agreement, shall terminate and (ii) an option to purchase all but not less than all of the Interest of the Defaulting Member shall arise immediately in favor of the Company and/or the Other Member. The determination as to whether the Company will exercise the purchase option shall be made by the Other Member. If the purchase option is not exercised within 45 calendar days from the giving of the Default Notice, the Other Member may, but shall not be required to, within 90 calendar days from the giving of the Default Notice, cause the Company to be dissolved and liquidated pursuant to Article VII hereof.

     (c) The purchase option arising under Section 6.3(b) hereof may be exercised only by giving a written notice to the Defaulting Member of the election to exercise such purchase option within the 45 calendar day time period specified in Section 6.3(b) hereof (the "Exercise Notice").

     (d) If the Company and/or the Other Member exercises the purchase option arising under Section 6.3(b) hereof, the purchase price determination of the Defaulting Member's Interest shall first be submitted by the Management Committee to the Chief Executive Officer of each Member for review and discussion. Such persons shall meet as soon as possible after the Exercise Notice is given, and in any event within ten calendar days, and endeavor in good faith to determine the purchase price. If these officers do not, within ten calendar days after they first meet, or within 20 calendar days after the Exercise Notice is given, mutually agree upon a purchase price for the Defaulting Member's Interest, either Member may, within the 30 calendar day period following such 20 calendar days after delivery of the Exercise Notice, by written notice given to the other Member within such 30 day period, cause the purchase price determination of the Defaulting Member's Interest to be submitted to arbitration pursuant to Section 10.2 hereof. In the event such dispute is submitted to arbitration, the purchase price for the Defaulting
Member's Interest shall be calculated by the arbitrator by multiplying the total entity value of the Company (as determined by the arbitrator) by the Defaulting Member's Percentage. In the event the Company and/or the Other Member exercises the purchase option, the Company and/or the Other Member and the Defaulting Member shall be obligated to consummate the purchase at the purchase price determined in the manner described above.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (e)       (i)       Subject  to   the  provisions  of  Section  6.3(e)(ii)
hereof, a transfer of Interests pursuant to this Section 6.3 shall take place at a closing to be held on a Business Day at least ten calendar days but prior to 20 calendar days after the determination of the purchase price of the Defaulting Member's Interest pursuant to Section 6.3(d) hereof, which date shall be determined by mutual agreement of the Members, or if no agreement can be reached, on a date unilaterally set by the Company and/or the Other Member, at such location in New York, New York as the Company and/or the Other Member selects or as otherwise agreed to by the parties. In the Exercise Notice, the Company and/or the Other Member shall additionally specify whether the purchase will be by the Other Member, the Company, a combination of the Company and the Other Member, and/or the designee(s) of the Company and/or the designee(s) of the Other Member (the "Purchasing Party(ies)"). At the closing, the purchase price specified above shall be paid by the Purchasing Party(ies) by wire transfer of immediately available federal funds to an account designated by the Defaulting Member. The term of the purchase and sale shall be unconditional, except that the Defaulting Member shall be deemed to represent and warrant to the Purchasing Party(ies) that its Interest is subject to no legal or equitable claims (other than legal or equitable claims to such Interest, if any, of the Purchasing Party(ies) pursuant to this Agreement) and shall deliver at the closing an instrument confirming such representation and warranty. In addition, the Purchasing Party(ies) shall represent and warrant to the Defaulting Member that it has the full right, power and authority to effectuate the purchase and upon demand shall deliver at the closing an instrument confirming such representation and warranty. Upon the sale of a Member's Interest pursuant to this Section 6.3, the Member's appointed Representatives shall be deemed to have automatically resigned from the Management Committee.

               (ii) The closing date set forth in Section 6.3(e)(i) hereof shall be postponed if any required regulatory filings have not been made or any required consents or approvals (regulatory or otherwise) have not been received by such closing date, but only until such filings have been made or such consents have been received and, if applicable, until the expiration or earlier termination of the applicable waiting period under the HSR Act. The Members hereby agree to use their reasonable best efforts and to cooperate with each other to effect any such required regulatory filings, including but not limited to, a filing under the HSR Act, if applicable, and to obtain any such required consents or approvals, in order to close a transfer of Interests pursuant to this Section 6.3.

     (f) The consummation of any purchase or sale of Interests pursuant to this Section 6.3 shall be subject to the satisfaction of the provisions of
Section 6.2 hereof.

     (g) A Defaulting Member shall be liable to the Company and the Other Member for all damages arising out of a Default and any other amounts the Defaulting Member owes to the Company or Other Member pursuant to this Agreement or any other agreement, and any such amounts may be offset against any other payments otherwise due from the Purchasing Party(ies) to the
Defaulting Member hereunder. Exercise or failure to exercise any of the options pursuant to this Section 6.3 shall not relieve the Defaulting Member of the liabilities arising out of the Default.

                                  ARTICLE VII
            DISSOLUTION, LIQUIDATION AND TERMINATION OF THE COMPANY

     7.1.      Events of  Dissolution.   The Company  shall  be  dissolved  and
liquidated upon the first to occur of the following events:

     (a)       Upon the unanimous written consent of the Management Committee.

     (b) Upon the termination of the Company's business as a result of the sale by the Company of all or substantially all of its business and assets.

     (c) Upon the Other Member's exercise of its right to dissolve and liquidate the Company under Section 6.3 hereof.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     7.2. Procedure for Winding Up and Dissolution. If the Company is dissolved, the Management Committee shall wind up its affairs pursuant to the appropriate provisions of the Act. On winding up of the Company, the assets of the Company shall be distributed in accordance with Section 3.8 hereof.

     7.3. Termination of Company. Upon the completion of the liquidation of' the Company and the distribution of all Company assets, the Company's affairs shall terminate and the Management Committee shall execute and file a certificate of cancellation of the Company's Certificate, as well as any and all other documents required to effect the termination of the Company under the Act.

     7.4. License Grants on Dissolution. Upon dissolution of the Company, each Member (in each case, the "Grantee Member") shall be granted, at its request, by the other Member (the "Grantor Member") a non-exclusive license, with the right to sublicense, for use in the Field to any Intellectual Property rights in which the Grantor Member has a licensable right ("Grantor Rights") to the extent that the development and commercialization of any product or service that includes or embodies a Company Invention (including developing, making, having made, distributing, using, offering for sale, selling, having sold, importing and exporting such products and services) would in the absence of such non-exclusive license, infringe or conflict with such Grantor Rights. Royalties in respect of such non-exclusive license shall be payable at cost (calculated as described in Section 5 of the PSMA/PSMP License Agreement, and including any milestone or other payments required to be paid to any licensor of the Grantor Member resulting from the development or commercialization activities of the Grantee Member relating to Company Inventions). Such non-exclusive licenses shall contain such other commercially reasonable, fair market value terms as the parties shall in good faith agree.

                                 ARTICLE VIII
                 BOOKS, RECORDS, ACCOUNTING AND TAX ELECTIONS

     8.1. Bank Accounts. All funds of the Company shall be deposited in a bank account or accounts opened in the Company's name. The Management Committee shall determine the institution or institutions at which the accounts will be opened and maintained, the types of accounts and the persons who will have authority with respect to the accounts and the funds therein.

     8.2. Fiscal Year. Pursuant to Section 3.4 hereof, the Fiscal Year of the Company for both accounting and tax purposes shall be the calendar year.

     8.3. Method of Accounting. The Company's books (for accounting purposes) shall be maintained in accordance with generally accepted accounting principles. The determinations of the Management Committee or the Tax Matters Partner, as the case may be, with respect to the treatment of any item or its allocation for federal, state or local income tax purposes shall be binding upon all Members so long as that determination is not inconsistent with any express provision of this Agreement, provided that any determinations made by the Tax Matters Partner are subject to the approval of CYTOGEN.

     8.4. Books and Records. The books and records of the Company shall be maintained at the Company's expense under the supervision of the Management Committee at such office as the Management Committee shall approve, and may be examined and copied there by any Member or its duly authorized representatives at reasonable times and upon reasonable notice. The Company shall furnish to each Member, no later than 30 calendar days after the end of each of the first three fiscal quarters, quarterly and year-to-date statements of income and a balance sheet as of the end of that quarter. The Company shall furnish to each Member, no later than 45 calendar days after the end of each Fiscal Year, financial statements of the Company with respect to that year prepared by the Company's accountant and audited by the accounting firm selected by the Management Committee. The Company will seek to engage the services of an independent auditing firm as its independent auditor upon terms satisfactory to the Company. The financial statements shall include a balance sheet of the Company as of the end of the Fiscal Year, a statement of operations, a statement of Members' Interests and a statement of changes in cash flow of the Company for the year. The Company shall also furnish to each Member copies of any additional financial reports delivered by the Company to its lenders and copies of all financial reports.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     8.5.      Tax Information.   Not  later than  the date  of delivery of the
annual financial statements pursuant to Section 8.4 hereof, the Management Committee shall cause the Company's accountants to furnish to each Member any information required by that Member to complete any income tax return that it is required to file with respect to the year to which such financial statements relate. The Company shall also furnish tax information to the Members on an interim basis to the extent the Management Committee determines appropriate.

                                  ARTICLE IX
                                MARKETING RIGHTS

     9.1. Grant of North American Marketing Rights. Subject to the terms and conditions described herein, the LLC hereby grants to CYTOGEN exclusive marketing rights with respect to Licensed Products sold in the United States and Canada (the "North American Territory"). The exercise of such rights by CYTOGEN is conditioned on CYTOGEN's capability to perform the marketing, detailing, distribution and other promotional and selling activities (hereinafter, "marketing activities") required to be performed hereunder and under the Marketing Agreement (as hereinafter defined). Such determination shall take into consideration CYTOGEN's ability to perform the necessary sales and marketing functions based upon an assessment of its existing sales, marketing and distribution capabilities compared to those of other companies promoting similar products to similar market segments, as well as such other factors as may be reasonably relevant.

     9.2. Diligence Obligations. CYTOGEN shall use diligent efforts to market Licensed Products in the North American Territory ("Diligent Efforts"). For purposes of the foregoing, "Diligent Efforts" shall mean carrying out such obligation in a sustained manner consistent with the efforts a party would devote to a product of similar market potential, profit potential or strategic value resulting from its own research efforts to which such party has exclusive rights based on conditions then prevailing. Diligent Efforts requires: (i) developing a strategic plan for product launch and subsequent market penetration with defined objectives; (ii) establishing systems and protocols reasonably designed to achieve such objectives; (iii) allocating appropriate resources to support such systems and protocol; (iv) promptly assigning responsibility for executing all phases of the Marketing Plan to specific employees who are held accountable for discharging their assigned responsibilities; and (v) monitoring on an ongoing basis the execution of the Marketing Plan and its success and making such changes as are warranted by market and/or operational conditions. CYTOGEN shall provide the LLC with access to all relevant records and personnel, during normal business hours and with reasonable advance notice, under customary confidentiality conditions, for the purpose of determining the utilization by CYTOGEN of Diligent Efforts to commercialize Licensed Products.

     9.3.      Assistance by Progenics; Contingent Grant of Rights.

     (a) Subject to the terms and conditions described herein, Progenics shall be entitled to assist CYTOGEN, under the direction of CYTOGEN, in connection with marketing activities regarding Licensed Products in any territory (including the North American Territory) in which CYTOGEN has been granted or is subsequently granted marketing rights pursuant hereto. The assistance by Progenics in marketing activities shall be conditioned upon Progenics' capability to augment in a commercially significant manner the marketing activities of CYTOGEN (or any other person then responsible for marketing Licensed Products). The nature of the assistance in marketing activities provided by Progenics will be determined in good faith by Progenics and CYTOGEN, with the approval of the LLC, from time to time based on Progenics' capabilities.

     (b)       [*   *   *]

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     9.4. Marketing Agreement. The LLC, CYTOGEN and Progenics shall negotiate in good faith the terms of a Product Marketing Agreement (the "Marketing Agreement") to be entered into after the completion of Phase II clinical trials with respect to any Licensed Product. The Marketing Agreement shall be based on the terms set forth in this Article IX, shall include, but not be limited to, provisions relating to marketing, sales, pricing and distribution of Licensed Product and shall further define the rights, responsibilities and obligations of the LLC, CYTOGEN and Progenics with respect thereto. No term of the Marketing Agreement shall be in conflict with any material term of this Article IX without the written agreement of the parties hereto. Until the terms of the Marketing Agreement are agreed upon, such parties acknowledge and agree that the terms set forth in this Article IX are fully binding and enforceable. The Marketing Agreement shall include the following terms in addition to the other terms described above:

     (a) At least one year in advance of the anticipated commercial launch (as determined in good faith by the LLC) of each Licensed Product in each country in the North American Territory, CYTOGEN shall submit a plan (a "Marketing Plan") for approval by the LLC for such commercial launch and the subsequent period of twelve months plus any subsequent period prior to the start of a calendar year. For each calendar year thereafter, CYTOGEN shall submit a Marketing Plan with respect to, and at least one year prior to, such calendar year describing in reasonable detail the marketing activities for each such Licensed Product for approval by the LLC. The LLC's approval of any Marketing Plan shall not be unreasonably withheld. Each Marketing Plan shall include an overall level of anticipated product detailing, promotion, marketing and sales efforts regarding the period covered thereby, a resource commitment on the part of CYTOGEN with respect thereto, market and sales forecasts and pricing analysis, a monthly budget and, with respect to commercial launch, an estimated launch date of product marketing and promotion activities. Each Marketing Plan shall also include the general operating guidelines and strategies for targeting, pricing and discounting Licensed Products to customers, a detailed budget for marketing and distribution activities and a forecast product line contribution statement for the applicable calendar year.

     (b) The LLC may from time to time review with CYTOGEN such matters regarding marketing activities as it reasonably requests. CYTOGEN, Progenics and the LLC agree to facilitate communication and cooperation between their respective organizations in order to maximize the success of marketing activities.

     (c) CYTOGEN shall develop all written sales, promotion and advertising materials relating to the commercialization of Licensed Products in the North American Territory. The general form and content of such materials shall be subject to annual approval of the LLC and general and specific implementation by CYTOGEN. Ownership of all names, tradenames, trademarks, service marks and other designations of Licensed Products (including any related registrations) shall be vested in the LLC. In any given country, any given Licensed Product shall be marketed under only one tradename, except as agreed to by the LLC.

     (d) The LLC shall be responsible for the cost of all advertising, sales and promotion materials, market research and Phase IV studies ("Marketing Materials") reasonably incurred in connection with a previously approved Marketing Plan. The LLC will at all times own the Marketing Materials.

     (e) The LLC will have responsibility for manufacturing finished packaged product, both for sale and for promotional samples. The LLC will also have responsibility for manufacturing clinical supplies for any Phase IV studies. The LLC will purchase and pay for all raw (active and inactive) materials and packaging materials (collectively, "Manufacturing Materials") from third parties necessary to manufacture product. The LLC will at all times have title to the Manufacturing Materials, work-in-process product and final packaged product (collectively, "Inventory") until sale. The LLC shall have responsibility for ensuring that sufficient Inventory is available to satisfy sales requirements pursuant to customer orders and for procuring and paying for space to warehouse Inventory. The LLC shall have custodial and managerial responsibility for Inventory.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (f) CYTOGEN shall be responsible for procuring order processing and distribution services for product. CYTOGEN shall have managerial responsibility for order processing, including processing customer orders and billing customers for shipments in satisfaction of their orders, and for product distribution, including shipping product in satisfaction of customer orders.

     (g) The LLC shall be entitled to inspect and audit CYTOGEN's and Progenics' books and records pertaining to marketing activities relating to Licensed Products for legitimate business purposes under such terms as may be set forth in the Marketing Agreement.

     9.5.      Negotiation Rights.

     (a) In the event that the LLC determines to license, engage, or otherwise contract with or authorize a person other than the LLC to engage in marketing activities with respect to a Licensed Product in any territory other than in the North American Territory, the LLC shall so notify CYTOGEN and negotiate in good faith with CYTOGEN the terms of an agreement regarding marketing activities with respect to any such Licensed Product in such territory. As a condition to any such negotiations, CYTOGEN shall demonstrate to the LLC's reasonable satisfaction CYTOGEN's capability to perform the marketing activities desired by the LLC in the relevant territory. If CYTOGEN is unable to satisfy such condition, or if CYTOGEN does not desire to, or is unable to negotiate any such agreement, or any such agreement is subsequently terminated, the LLC shall so notify Progenics and negotiate in good faith with Progenics a marketing agreement as described above. As a condition to any such negotiations, Progenics shall demonstrate to the LLC's reasonable satisfaction Progenics' capability to perform the marketing activities desired by the LLC in the relevant territory. Any such determination as to the capability of CYTOGEN or Progenics shall take into consideration the relevant party's ability to perform the necessary sales and marketing functions based upon an assessment of such party's existing sales, marketing and distribution capabilities compared to those of other companies promoting similar products to similar market segments, as well as such other factors as may be reasonably relevant.

     (b) If CYTOGEN elects not to exercise the marketing rights it has been granted under Section 9.1 hereof, or such rights are terminated pursuant to this Agreement or the Marketing Agreement, then the LLC shall so notify Progenics, and Progenics shall be entitled to assume, on a prospective basis, CYTOGEN's marketing rights hereunder and under the Marketing Agreement. As a condition to any such assumption, Progenics must demonstrate to the reasonable satisfaction of the LLC Progenics' capability to perform the marketing activities required to be performed hereunder and under the Marketing Agreement. Such determination shall take into consideration Progenics' ability to perform the necessary sales, marketing and distribution functions based upon an assessment of its existing sales and marketing capabilities compared to those of other companies promoting similar products to similar market segments, as well as such other factors as may be reasonably relevant. If Progenics assumes such rights, such rights shall be terminable under the same circumstances as such rights were terminable when held by CYTOGEN.

     9.6. Marketing Compensation. CYTOGEN and Progenics shall be entitled to compensation for marketing activities conducted pursuant hereto or to the Marketing Agreement [* * *]. For purposes of this Section 9.6, [* * *] as the case may be, as more specifically described in the Marketing Agreement.

     9.7. Non-Transferability of Rights. The product marketing rights granted by the LLC pursuant to this Agreement shall not be transferable, licensable or otherwise exercisable by any person or entity other than the party to which such rights have been granted hereby.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     9.8.      Termination of  Rights.   The  rights  granted  by  the  LLC  to
Progenics and CYTOGEN in Section 9.1 and 9.3 hereof shall be subject to termination as follows:

        9.8.1. Ownership Change. In the event that either Progenics' or CYTOGEN's Interest shall at any time be less than [* * *] of all then-outstanding Interests (any such party being referred to herein as the "Diluted Party"), the rights granted to the Diluted Party pursuant to
     Section 9.1 or 9.3 hereof, as the case may be, shall immediately terminate. In the event that the LLC determines to issue additional ownership interests to third-party investors, which issuance would result in substantial dilution of Progenics's and CYTOGEN's ownership Interests, the parties hereto agree to negotiate in good faith the provisions of this
     Section 9.8.1 as it relates to any party that has not, prior to any such additional issuance of ownership interests, become a Diluted Party.

        9.8.2. Breach. In the event that either Progenics or CYTOGEN shall breach any of the material representations or warranties or any material terms, conditions or agreements contained herein made or to be kept, observed and performed by it, then each of the LLC and Progenics (in the event of a breach by CYTOGEN) or CYTOGEN (in the event of a breach by Progenics), at its sole option and without prejudice to any of its other legal or equitable rights and remedies, may, by giving the other parties hereto 60 days' notice in writing, identifying with reasonable specificity the breach, and unless (in the case of a breach of any term, condition or agreement) the notified party within such 60-day period shall have cured the breach, terminate the rights granted to Progenics or CYTOGEN, as the case may be, pursuant to Sections 9.1.

          9.8.3.    Diligence.   The LLC  may terminate  the rights  granted to
     CYTOGEN pursuant  to Section  9.1 hereof  as to  any Licensed Product (but
     only as to such Licensed Product) if CYTOGEN [*   *   *]

     9.9. Retention of Rights. The parties hereto acknowledge and agree that all marketing rights not expressly granted by the LLC to CYTOGEN or Progenics pursuant to this Article IX, including without limitation product marketing rights outside of the North American Territory, are retained by the LLC. The LLC shall be entitled to retain or dispose of (by license, sublicense or otherwise) any such rights in its sole discretion, and the proceeds, if any, of any such disposition shall inure solely to the LLC.

                                   ARTICLE X
                              DISPUTE RESOLUTION

     10.1. Escalation Procedure. Except as provided in Section 3.6(b) hereof and except for any Deadlock of the Management Committee which is not resolved pursuant to Section 4.1(f) hereof (including related buy/sell provisions in Section 4.1(g) hereof), all disputes, controversies, claims or differences between Progenics and CYTOGEN (any such event, a "Dispute") arising out of this Agreement, its interpretation or performance by the Members of their respective obligations hereunder, including any questions regarding the existence, validity or termination hereof, shall be resolved as described below. The Dispute shall first be submitted (the "First Notice of Dispute") to the Chief Executive Officer of each of the Members for review and discussion. Such persons shall meet as soon as possible, and in any event within ten calendar days after the giving of the First Notice of Dispute, and endeavor in good faith to resolve the matter. If these officers do not reach agreement within ten calendar days after they meet, or within 20 calendar days after the First Notice of Dispute is given, or otherwise agree on another method of resolving the dispute, the Dispute shall be resolved pursuant to Section 10.2 hereof.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     10.2.     Arbitration

     (a) Either Member may make a demand for binding arbitration with respect to any dispute arising hereunder by filing with the other a demand in writing signed by an officer of the Member making such demand.

     (b) The Members may agree on one arbitrator, but in the event they cannot agree, there shall be three, one named in writing by each of the Members within ten Business Days after demand for arbitration is given, and a third chosen by the two appointed within ten Business Days after their appointment. If the two arbitrators appointed by the Members do not appoint a third arbitrator within such period, the American Arbitration Association ("AAA") in New York, New York shall be retained to appoint a third arbitrator within ten Business Days after the end of such period. Should either Member refuse or neglect to join in the appointment of the arbitrator(s) or to furnish the arbitrator(s) with any papers or information demanded, the arbitrator(s) are empowered to proceed ex parte.

     (c) Arbitration shall take place in New York, New York (or such other location as may be agreed between Progenics and CYTOGEN) at a single hearing before the arbitrator(s) of the matter. The arbitrator(s) shall select such time and place promptly after his/her (or their) appointment, provided that the time scheduled for the hearing shall not be later than 20 Business Days after the appointment of the last arbitrator(s). The arbitrator(s) shall give written notice thereof to each Member at least ten Business Days prior to the date so fixed. In the event a panel of three arbitrators is necessitated by the Members' inability to agree upon a single arbitrator, such notice of the time and place of the hearing shall also identify the third member of the panel. At the hearing, any relevant evidence may be offered by either Member, and the formal rules of evidence applicable to judicial proceedings shall not govern. Evidence may be admitted or excluded in the discretion of the arbitrator(s). Said arbitrator(s) shall hear and determine the matter and such determination may be based on such factors and consideration as the arbitrator(s) deems relevant and/or appropriate. The arbitrator(s)' authority shall be limited to determining the issue or question presented in each instance and shall not extend to any other aspect of this Agreement or the parties' relationship generally. In addition, the arbitrator(s) shall not require the LLC to pursue a particular research and development program unless the general elements thereof have been approved by the Management Committee. The arbitrator(s) shall execute and acknowledge a binding decision in writing setting forth the basis for their decision in reasonable detail and cause a copy thereof to be delivered to each of the Members within ten Business Days of the hearing date.

     (d) The determination of the panel shall be by majority vote with each arbitrator having a single vote. The decision rendered by the arbitrator (or the majority, if more than one) shall be final, and judgment may be entered upon it in accordance with the applicable law in any court of competent jurisdiction.

     (e) Prior to the scheduled hearing date, the Members shall agree on procedures to be used in connection with the arbitration. To the extent the Members cannot agree upon procedures, the arbitration shall be conducted in accordance with the Commercial Arbitration Rules of the AAA under the auspices of the AAA.

     (f) The costs of such arbitration shall be borne by the Company; provided, however, that if the arbitrator(s) determines that one of the Members acted in bad faith in submitting the dispute to arbitration, such Member shall bear all costs and expenses (including the costs and expenses of the other Member) in connection with the arbitration proceeding.

     10.3. Injunctive Relief. Notwithstanding anything herein to the contrary, any Member may seek interim or provisional relief in the form of a temporary restraining order, preliminary injunction or other interim equitable relief concerning any Dispute in a court of competent jurisdiction; provided, however, that, once the selection of the arbitrator(s) is complete, the continuation, termination, amendment or modification of the interim or provisional relief shall be determined by the arbitrator(s) and, after an arbitration hearing is commenced, the action, suit or proceeding commenced in such court seeking such interim or provisional relief shall be dismissed by the stipulation of all Members. In the event that the Members fail to stipulate to the dismissal of the action, the Members agree that the arbitrator(s) may submit a stipulation dismissing the action. The arbitrator(s) may conduct any hearings or order any discovery they deem necessary to properly review the interim or provisional relief. This Section 10.3 shall be specifically enforceable by each Member.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                  ARTICLE XI
                           MISCELLANEOUS PROVISIONS

     11.1. Assurances. Each Member shall execute all certificates and other documents and shall do all such filing, recording, publishing and other acts as the Management Committee deems appropriate to comply with the requirements of law for the formation and operation of the Company and to comply with any laws, rules and regulations relating to the acquisition, operation or holding of the property of the Company.

     11.2. Disclaimer of Agency. This Agreement does not create any relationship beyond the scope set forth herein, and except as otherwise expressly provided herein, this Agreement shall not constitute any Member the legal representative or agent of the other, nor shall any Member have the right or authority to assume, create or incur any liability or obligation, express or implied, against, in the name of or on behalf of any other Member of the Company.

     11.3. Entire Agreement; Amendment. This Agreement contains a complete statement of the arrangements among the Members with respect to the Company supersedes all prior agreements and understandings among them with respect to the Company and may not be amended except by unanimous written agreement of the Members.

     11.4. Notices. Any notice or other communication under this Agreement shall be in writing and shall be considered given when delivered in person or sent by facsimile and acknowledged by a responsible person at the office of the recipient, one day after being sent by a major overnight courier, or four days after being mailed by registered mail, return receipt requested, to the Members at the addresses set forth below their names on the Schedule A hereto.

     11.5. Counterparts. The Members may execute this Agreement in two or more counterparts, which shall, in the aggregate, be signed by all the Members. Each counterpart shall be deemed an original instrument as against any Member who has signed it.

     11.6.     Governing  Law.    This  Agreement  shall  be  governed  by  and
construed in accordance with the law of the State of Delaware applicable to agreements made and to be performed in Delaware.

     11.7.     Binding  Effect.    This  Agreement  shall  be  binding  on  all
successors and assigns of the Members and inure to the benefit of the respective permitted successors and assigns of the Members, except to the extent of any express contrary provision in this Agreement.

     11.8. Severability. If any provision of this Agreement is invalid or unenforceable, the balance of this Agreement shall remain in effect and shall be enforceable to the maximum extent permitted by law, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.

     11.9. Survival of Rights, Duties and Obligations. Termination of this Agreement for any cause shall not release either Member from any liability which at the time of termination has already accrued to the other Member hereto or which thereafter may accrue in respect of any act or omission prior to such termination, nor shall any such termination hereof affect in any way the survival of and right, duty or obligation of either Member which is expressly stated elsewhere in this Agreement to survive termination hereof.

     11.10.    Captions and  Exhibits.   Titles  or  captions  of  Sections  or
Articles contained in this Agreement are inserted only as a matter of convenience and for reference and in no way define, limit, extend or describe the scope of this Agreement or the intent of any provision hereof. All Exhibits and Schedules attached hereto shall be considered a part hereof as though fully set forth herein.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     11.11. Specific Performance. The Members acknowledge that monetary damages may not be an adequate remedy for violations of this Agreement and that any Member may, in its sole discretion, through arbitration or otherwise under
Article X or, in circumstances where Article X hereof is not applicable, in a court of competent jurisdiction, apply for specific performance or injunctive or other relief as such arbitrator or court may deem just and proper in order to enforce this Agreement or to prevent violation hereof and, to the extent permitted by applicable law, each Member waives any objection to the imposition of such relief.

     11.12. Assignability. Except as otherwise provided in Section 6.1 hereof, neither this Agreement nor any Interest, including the right to receive distributions, shall be assignable by either Member without the written consent of the other, and any attempted assignment without such consent shall be null and void. This Agreement shall be binding upon the successors and permitted assigns of the Members. Any such successor or permitted assign shall be subject to the same rights and obligations as the original Member hereunder.

     11.13.    Confidentiality

     (a) As used in this Section 11.13, "Confidential Information" means all confidential and proprietary business, technical, or financial information relating to the matters discussed herein.

     (b) In order to protect the Confidential Information of any Member hereto (in such capacity, the "Disclosing Member") that has become available to any other Member hereto (in such capacity, the "Receiving Member"), each Member agrees as follows:

               (i) Each Member agrees that it will make no use of any Confidential Information except in furtherance of the purposes contemplated by this Agreement.

               (ii) Each Member agrees that it will not, without the prior written consent of the other Member, disclose to any third party Confidential Information (which for purposes of this Section 11.13(b) shall include the terms or existence of this Agreement or of the PSMA/PSMP License Agreement or the Services Agreement or other matters relating to the collaboration contemplated hereby and thereby) received in its capacity as Receiving Member so long as such Member is a member of the Company and for a period of five years thereafter.

               (iii)     Notwithstanding the foregoing:

                    (1) Each Member may disclose Confidential Information to those of its representatives, employees and agents
                    ("Representatives") who have a need to know such Confidential Information in relation to the matters discussed herein and who are under obligations of confidentiality and non-use consistent with those set forth herein. Any unauthorized disclosure of Confidential Information by a Member's Representatives shall be a breach by such Member of this Section 11.13.

                    (2) Disclosure of Confidential Information is permitted to the extent that such disclosure is required pursuant to applicable laws, rules or regulations or government requirement or court order, provided however, that the Receiving Member shall promptly notify the Disclosing Member in writing of the existence or imposition of any such requirement or order and cooperate with the Disclosing Member in seeking an appropriate protective order or other reliable assurance that confidential treatment will be accorded the Confidential Information.

__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

     (c) The provisions governing confidentiality and non-use contained in this Section 11.13 shall not apply to any Confidential Information which:

               (i)       the Receiving  Member can  establish was  known to the
                  Receiving Member prior to disclosure under or in connection with this Agreement by the Disclosing Member;

               (ii)      was in  the public  domain or  the subject  of  public
                  knowledge at the time of disclosure under or in connection with this Agreement;

               (iii)     becomes part  of the  public domain  or the subject of
                  public knowledge through no breach by or act of default of the Receiving Member;

               (iv)      is obtained by the Receiving Member from a third party
                  other than in breach of a legal or contractual obligation of confidentiality owed by such third party to the Disclosing Member in respect thereof, the existence of which such obligation was known or should have been known by the Receiving Member; or

               (v)       the Receiving  Member can  establish was independently
                  developed by it without reference to Confidential Information received.

     (d) Termination of this Agreement shall not affect the obligations concerning confidentiality and non-use as set forth in this Section 11.13.

          IN WITNESS WHEREOF, the parties hereto have signed this Agreement as of the date first above written.

                              PROGENICS PHARMACEUTICALS, INC.


                              By:  /s/  Ronald J. Prentki
                              -------------------------------
                                Name:  Ronald J. Prentki
                                Title:  President


                              CYTOGEN CORPORATION


                              By:  /s/  Donald F. Crane
                              ------------------------------
                                Name:  Donald F. Crane
                                Title:  Vice President


                              PSMA DEVELOPMENT COMPANY LLC


                              By:  /s/  Ronald J. Prentki
                              ------------------------------
                                Representative


                              By:  /s/  Donald F. Crane
                              ------------------------------
                                Representative


__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                  SCHEDULE A

                               MEMBER PERCENTAGE





As of June 15, 1999


                                                    Addi-
                                Addi-              tional
 Members (Taxpayer   Initial   tional              Contri-   Adjusted
 Identification      Capital   Capital             bution    Capital   Percen-
 Number and          Contri-   Contri-   Percen-   Adjust-   Contri-   tage as
 Mailing Address)     bution   bution     tage      ment      bution   Adjusted
------------------   -------   -------   -------   -------   --------  --------

Progenics
 Pharmaceuticals,    $[* * *]             50.00%
 Inc.
Tax IDN 13-
 3379479
777 Old Saw Mill
 River Road
 Tarrytown, NY
 10591

CYTOGEN
 CORPORATION         $[* * *]             50.00%
Tax IDN 22-
 2322400
 600 College Road
 East
 CN5308
 Princeton, NJ
 08540

Total                $[* * *]            100.00%


__________________
* * * Confidential treatment requested; omitted material has been filed separately with the Commission.

                                   EXHIBIT A

                           CERTIFICATE OF FORMATION

                                      OF

                         PSMA DEVELOPMENT COMPANY LLC


   Pursuant to Section 18-201 of the Delaware Limited Liability Company Act:

FIRST:    The name of the limited liability company is PSMA Development    Comp
          any LLC.

SECOND: The address of the registered office and the name and address of the registered agent for service of process required to be maintained by
          Section 18-104 of the Delaware Limited Liability Company Act is:

          Corporation Service Company
          1013 Centre Road
          Wilmington, Delaware  19805


          IN WITNESS WHEREOF, this certificate has been subscribed this 14th day of June, 1999, by the undersigned who affirms that the statements made herein are true under the penalties of perjury.

                              By:___________________________
                                Name:
                                Title: