Form 10-Q
period 1999-09-30
PROGENICS PHARMACEUTICALS INC
filed 1999-11-12
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 1999
                                    --------------------

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

     As of September 30, 1999 there were 9,562,270 shares of common stock, par value $.0013 per share, of the registrant outstanding.

                        PROGENICS PHARMACEUTICALS, INC.


                                     INDEX


                                                           Page No.
                                                           --------
PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

   Condensed Balance Sheets...............................     3

   Condensed Statements of Operations.....................     4

   Condensed Statement of Stockholders' Equity............     5

   Condensed Statements of Cash Flows.....................     6

   Notes to Condensed Financial Statements................     7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....    11

Item 3.  Quantitative and Qualitative Disclosures
         about Market Risk................................    15


PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................    16

                       PROGENICS PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
           AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998 (Unaudited)

                                             September 30,    December 31,
                                                  1999            1998
                                             -------------   -------------
ASSETS:
Current assets:
  Cash and cash equivalents...............   $ 12,756,891    $ 14,437,263
  Marketable securities - short term......      7,862,345      10,212,876
  Accounts receivable.....................      3,633,907       1,634,480
  Interest receivable.....................        369,841         300,340
  Other current assets....................        216,522         255,522
                                             -------------   -------------
       Total current assets...............     24,839,506      26,840,481

Marketable securities.....................      2,737,255
Fixed assets, at cost, net of accumulated
  depreciation and amortization...........      1,334,435       1,045,389
Investment in joint venture...............        100,000
Security deposits and other assets........          3,039          13,745
                                             -------------   -------------
       Total assets.......................   $ 29,014,235    $ 27,899,615
                                             =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Accounts payable and accrued
    liabilities...........................   $  2,236,633    $  1,595,665
  Amount due to joint venture.............        500,000
  Capital lease obligations,
    current portion.......................         99,628         107,346
                                             -------------   -------------
       Total current liabilities..........      2,836,261       1,703,011

Amount due to joint venture...............        836,141
Capital lease obligations.................         48,053         117,166
                                             -------------   -------------
       Total liabilities..................      3,720,455       1,820,177
                                             -------------   -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value,
    14,320,174 authorized; none
    issued and outstanding

  Common stock - $.0013 par value,
    40,000,000 authorized; issued
    and outstanding - 9,562,270
    in 1999, 9,358,207 in 1998............         12,431          12,166
  Additional paid-in capital..............     45,277,909      44,377,193
  Unearned compensation...................       (721,111)     (1,111,018)
  Accumulated deficit.....................    (19,227,794)    (17,207,993)
  Accumulated other comprehensive
    (loss)income..........................        (47,655)          9,090
                                             -------------   -------------
       Total stockholders' equity.........     25,293,780      26,079,438
                                             -------------   -------------
       Total liabilities and
         stockholders' equity.............   $ 29,014,235    $ 27,899,615
                                             =============   =============


       The accompanying notes are an integral part of these statements.

                      PROGENICS PHARMACEUTICALS, INC.
                    CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                        For the three months ended     For the nine months ended
                                               September 30,                 September 30,
                                        --------------------------    --------------------------
                                            1999           1998           1999           1998
                                        -----------    -----------    -----------    -----------
Revenues:
  Contract research and development.... $ 5,027,984    $ 3,070,256    $ 9,887,816    $ 8,399,473
  Research grants......................     341,649        390,518        764,649        971,228
  Product sales........................         500         73,759         35,315        110,205
  Interest income......................     301,849        371,078        894,960      1,097,703
                                        -----------    -----------    -----------    -----------
     Total revenues....................   5,671,982      3,905,611     11,582,740     10,578,609
                                        -----------    -----------    -----------    -----------
Expenses:
  Research and development.............   3,112,592      2,142,964      8,433,226      6,054,405
  General and administrative...........     762,308        940,007      2,738,976      2,876,990
  Loss in joint venture................      96,753                     1,893,687
  Interest expense.....................      40,953         13,493         69,458         31,785
  Depreciation and amortization........     162,412        134,973        467,194        362,252
                                        -----------    -----------    -----------    -----------
     Total expenses....................   4,175,018      3,231,437     13,602,541      9,325,432
                                        -----------    -----------    -----------    -----------
     Operating income (loss)...........   1,496,964        674,174     (2,019,801)     1,253,177

Income taxes...........................                     86,250                        86,250
                                        -----------    -----------    -----------    -----------
     Net income (loss)................. $ 1,496,964    $   587,924    $(2,019,801)   $ 1,166,927
                                        ===========    ===========    ===========    ===========

Net income (loss) per share - basic....     $0.16          $0.06          $(0.21)        $0.13
                                            =====          =====          ======         =====

Net income (loss) per share - diluted..     $0.13          $0.06          $(0.21)        $0.11
                                            =====          =====          ======         =====


       The accompanying notes are an integral part of these statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 (Unaudited)



                                                                                           ACCUMULATED
                                  COMMON STOCK     ADDITIONAL                                 OTHER         TOTAL        COMPRE-
                               ------------------    PAID-IN     UNEARNED    ACCUMULATED  COMPREHENSIVE STOCKHOLDERS'    HENSIVE
                                Shares    Amount     CAPITAL   COMPENSATION    DEFICIT    INCOME (LOSS)    EQUITY          LOSS
                               ---------  -------  ----------- ------------ ------------- ------------- -------------  ------------
Balance at December 31, 1998   9,358,207  $12,166  $44,377,193 ($1,111,018) ($17,207,993)      $ 9,090   $26,079,438
Amortization of unearned
  compensation                                                     389,907                                   389,907
Issuance of compensatory
  stock options                                         48,332                                                48,332
Sale of Common Stock under
  employee stock purchase
  plans and exercise of stock
  options and warrants           204,063     265       852,384                                               852,649

Net loss                                                                      (2,019,801)                 (2,019,801)  ($2,019,801)

Change in unrealized gain on
  marketable securities                                                                        (56,745)      (56,745)      (56,745)
                               ---------  -------  ----------- ------------ -------------     ---------  ------------  ------------
Balance at September 30, 1999  9,562,270  $12,431  $45,277,909 ($  721,111) ($19,227,794)     ($47,655)  $25,293,780   ($2,076,546)
                               =========  =======  =========== ============ =============     =========  ============  ============


       The accompanying notes are an integral part of the financial statements.

                       PROGENICS PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                             Nine months ended September 30,
                                             -------------------------------
                                                  1999              1998
Cash flows from operating activities:        -------------     -------------
 Net income...............................   $ (2,019,801)     $  1,166,927
                                             -------------     -------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization..........        467,194           264,857
   Amortization of discounts, net of
    premiums, on marketable securities....         95,307            97,395
   Net realized gain on sale of
    marketable securities.................                          (36,996)
   Amortization of discount on amount due
    to joint venture......................         39,207
   Loss in joint venture..................      1,893,687
   Noncash expenses incurred in
    connection with issuance of common
    stock, stock options and warrants.....        438,239           512,597
   Changes in assets and liabilities:
    (Increase) decrease in accounts
     receivable...........................     (1,999,427)       (1,741,415)
    (Increase) decrease in other current
     assets...............................        (30,501)         (273,220)
    (Increase) decrease in security
     deposits.............................         10,706            (4,016)
    Increase(decrease) in accounts payable
    and accrued expenses..................        585,084          (299,532)
    Increase in investment in joint venture      (696,753)
    Decrease in income taxes payable......                          (57,770)
                                             -------------     -------------
           Total adjustments..............        802,743        (1,538,100)
                                             -------------     -------------
    Net cash (used in) operating
     activities...........................     (1,217,058)         (371,173)
                                             -------------     -------------
Cash flows from investing activities:
 Capital expenditures.....................       (700,356)         (355,125)
 Sales of marketable securities...........      8,640,000         1,345,000
 Purchase of marketable securities........     (9,178,776)       (9,429,420)
                                             -------------     -------------
    Net cash used in investing
     activities...........................     (1,239,132)       (8,439,545)
                                             -------------     -------------
Cash flows from financing activities:
 Proceeds from the exercise of stock
  options and other adjustments to
  stockholders' equity....................        852,649           194,402
 Payment of capital lease obligations.....        (76,831)          (78,671)
                                             -------------     -------------
     Net cash provided by financing
      activities..........................        775,818           115,731
                                             -------------     -------------
     Net decrease in cash and cash
      equivalents.........................     (1,680,372)       (8,694,987)
                                             -------------     -------------
Cash and cash equivalents at beginning
  of period...............................     14,437,263        21,737,925
                                             -------------     -------------
     Cash and cash equivalents at end
      of period...........................   $ 12,756,891      $ 13,042,938
                                             =============     =============

Supplemental disclosure of noncash
  investing and financing activities:
 Fixed assets acquired with capital
  leases..................................   $     43,254      $     99,138
                                             =============     =============


       The accompanying notes are an integral part of these statements.

                         PROGENICS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Interim Financial Statements

     The interim Condensed Financial Statements of Progenics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal re-curring accruals, necessary for a fair presentation of the Company's financial position, results of operation and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual
Report on Form 10-K for the fiscal year ended December 31, 1998.

2.  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of September 30, 1999 and December 31, 1998 consist of the following:

                                               September 30,     December 31,
                                                   1999              1998
                                               -------------     ------------
     Accounts payable                           $2,056,957        $1,156,442
     Accrued payroll and related costs              59,312           144,615
     Legal and accounting fees payable             120,364           294,608
                                                ----------        ----------
                                                $2,236,633        $1,595,665
                                                ==========        ==========


3.  Net Income (Loss) Per Share

     The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. For the three months ended September 30, 1999 and for the three and nine months ended September 30, 1998, the Company reported net income and, therefore the calculation of diluted per share amounts includes all common stock equivalents with exercise prices below the average per share price of the Company's common stock for the respective periods. For the nine months ended September 30, 1999, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted per share amounts since such inclusion would have been antidilutive.

The calculations of basic and diluted net income (loss) per share are as follows:

                                          Net Income
                                            (loss)        Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ---------
1999:
Three months-ended September 30, 1999:
                                 Basic:   $1,496,964     9,429,496       $0.16
                                                                         =====
Effect of Dilutive Securities:
       Options                                           1,535,017
       Warrants                                            211,233
                                                        ----------
                               Diluted:   $1,496,964    11,175,746       $0.13
                                                        ==========       =====

Nine months-ended September 30, 1999:
                     Basic and Diluted:  ($2,019,801)    9,425,114      ($0.21)
                                                                         =====

                                          Net Income      Shares      Per Share
                                          (Numerator)  (Denominator)    Amount
                                          -----------  -------------  ---------
1998:
Three months-ended September 30, 1998:
                                 Basic:     $587,924     9,051,024       $0.06
                                                                         =====
Effect of Dilutive Securities:
       Options                                           1,437,320
       Warrants                                            169,783
                                                        ----------
                               Diluted:     $587,924    10,658,127       $0.06
                                                        ==========       =====

Nine months-ended September 30, 1998:
                                 Basic:   $1,166,927     9,025,803       $0.13
                                                                         =====
Effect of Dilutive Securities:
       Options                                           1,621,541
       Warrants                                            200,938
                                                        ----------
                               Diluted:   $1,166,927    10,848,282       $0.11
                                                        ==========       =====

     Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                              Three Months Ended September 30,
                        ---------------------------------------------
                                1999                    1998
                        ---------------------   ---------------------
                                    Wtd. Avg.               Wtd. Avg.
                        Wtd. Avg.   Exercise    Wtd. Avg.   Exercise
                          Number      Price       Number      Price
                        ---------   ---------   ---------   ---------
Options and warrants
with exercise prices
above the average fair
market value of the
Company's common stock
for the respective
periods                    13,228     $18.76      204,791     $14.74

                               Nine Months Ended September 30,
                        ---------------------------------------------
                                1999                    1998
                        ---------------------   ---------------------
                                    Wtd. Avg.               Wtd. Avg.
                        Wtd. Avg.   Exercise    Wtd. Avg.   Exercise
                          Number      Price       Number      Price
                        ---------   ---------   ---------   ---------
Options and warrants
with exercise prices
below the average fair
market value of the
Company's common stock
for the respective
periods                  3,117,093    $6.83

Options and warrants
with exercise prices
above the average fair
market value of the
Company's common stock
for the respective
periods                     34,071   $16.49        14,000     $18.20

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

     Under the LLC Agreement, as long as the Company is a Member, the Company is required to pay to the LLC $2.0 million in supplemental capital contributions at certain defined dates or upon the achievement of defined milestones by the LLC, $500,000 of which was paid during June 1999. Such payments will, in turn, be paid by the LLC to CYTOGEN in consideration for CYTOGEN granting to the LLC, under the License Agreement, an exclusive worldwide license under certain patents and patent applications to make, use, develop and sell products. During the nine months ended September 30, 1999, the Company recognized its allocated share of the LLC's loss of approximately $1.9 million, representing the present value of the $2.0 million payments in connection with the LLC Agreement and the operating loss for the period ended September 30, 1999. The discount on the investment in the LLC is being amortized as interest expense over the term of the remaining payments.

     The Company is engaged in a research program on behalf of the LLC under the Services Agreement and will be compensated for its services based on agreed upon terms. The Company is required to fund the cost of research up to $3.0 million. During the quarter ended September 30,1999, the Company funded approximately $97,000 of research costs. All inventions made by the Company in connection with the Services Agreement will be assigned to the LLC for its use and benefit.

     The Agreements generally terminate upon the last to expire of the patents granted by the Members to the LLC or upon breach by either party, which is not cured within 60 days of written notice.

     The Company accounts for its investment in the LLC in accordance with the equity method of accounting. Selected operating statement data of the LLC for the three and nine months ended September 30, 1999 are as follows:

                         Three Months Ended        Nine Months Ended
                         September 30, 1999        September 30, 1999
                         ------------------        ------------------

Total expenses                $ 96,753                 $1,893,687
                             ----------               ------------

Net Loss                     ($ 96,753)               ($1,893,687)
                             ==========               ============

5.  Development and License Agreement with Protein Design Labs, Inc.

     Effective April 30, 1999, the Company and Protein Design Labs, Inc. ("PDL") entered into a Development and License Agreement (the "License Agreement") under which PDL agreed to develop a humanized antibody (the "Technology") on behalf of the Company and granted to the Company an exclusive worldwide license under certain patents and patent applications to develop, use and sell products arising from the Technology ("Products"). PDL also granted to the Company non-exclusive licenses to PDL technical information, as defined, and sublicenses to PDL licenses from third parties to the extent necessary to enable the Company to make, use and sell Products. In addition, in June 1999 the Company exercised its right under the License Agreement to acquire an option to obtain a sublicense to certain additional patents and paid PDL a fee in connection therewith.

     Upon the achievement by PDL of certain performance-based milestones, as defined, the Company is required to make non-refundable payments to PDL. The Company is also required to pay royalties based on a percentage of net sales, as defined, of all Products for a specified period and non-refundable annual maintenance fees under certain conditions. During the nine months ended September 30, 1999, the Company recognized an expense of $667,000 in connection with the License Agreement.

     The Company has the ability to terminate the License Agreement upon 60 days prior written notice. If terminated prior to payment of the second milestone, the Company will reimburse PDL for costs and expenses to the date of termination. Either party may terminate the License Agreement upon 10 or 30 days written notice of default in making scheduled payments or other breach, respectively, that is not cured by the other party. Otherwise, the License Agreement will continue until expiration of the Company's obligation to pay royalties to PDL

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: technological uncertainties related to early stage product development, uncertainties associated with preclinical and clinical testing, risks relating to corporate collaborations, the lack of product revenue and the uncertainty of future profitability, the need for additional financing and other factors set forth more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and other filings with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto.

General

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral and other life-threatening diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital.
In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of these products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through September 30, 1999 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at September 30, 1999, an accumulated deficit of approximately $19,228,000. The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaboration with the Bristol-Myers Squibb Company ("BMS") beginning in July 1997, payments received under its collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. ("Roche") beginning in January 1998, funding under research grants and contracts, and the proceeds of the Company's initial public offering in November 1997 and the proceeds from the exercise of outstanding options and warrants. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended September 30, 1999 and 1998

     Contract research and development revenue increased to approximately $5,028,000 for the three months ended September 30, 1999 from approximately $3,070,000 for the three months ended September 30, 1998. The increase is attributable to the receipt by the Company of a milestone payment during the third quarter of 1999 pursuant to the Company's collaboration with BMS. Revenues from research grants decreased to approximately $342,000 for the three months ended September 30, 1999 from approximately $391,000 for the three months ended September 30, 1998. The decrease resulted from the funding of fewer grants in the third quarter of 1999. Product sales decreased to approximately $1,000 for the three months ended September 30, 1999 from approximately $74,000 for the three months ended September 30, 1998 resulting from decreased orders for research reagents. Interest income decreased to approximately $302,000 for the three months ended September 30, 1999 from approximately $371,000 for the three months ended September 30, 1998 due to the decrease in cash available for investing.

     Research and development expenses increased to approximately $3,113,000 for the three months ended September 30, 1999 from approximately $2,143,000 for the three months ended September 30, 1998. The increase was principally due to the payment of license fees and the hiring of additional scientists as the Company expanded its research and development programs in 1999 and the additional costs in 1999 of conducting the Company's Phase III clinical trials, as the number of patients enrolled in the trials increased significantly.

     General and administrative expenses decreased to approximately $762,000 for the three months ended September 30, 1999 from approximately $940,000 for the three months ended September 30, 1998. The decrease was principally due to a decrease in legal expenses primarily related to licensing and financing activities.

     The Company recognized a loss in its joint venture with CYTOGEN of approximately $97,000 for the three months ended September 30, 1999 as the joint venture commenced research efforts on PSMA.

     Interest expenses increased to approximately $41,000 for the three months ended September 30, 1999 from approximately $13,000 for the three months ended September 30, 1998. The increase was principally due to the recognition of interest expense as the Company discounted future capital contributions to the joint venture.

     Depreciation and amortization expense increased to approximately $162,000 for the three months ended September 30, 1999 from approximately $135,000 for the three months ended September 30, 1998. The increase was principally due to the purchase of additional fixed assets and leasehold improvements that are amortized over the life of the lease that expires in December 2000.

     The Company's net income for the third quarter of fiscal 1999 was approximately $1,497,000 compared to net income of approximately $588,000 for the third quarter of fiscal 1998.

Nine Months Ended September 30, 1999 and 1998

     Contract research and development revenue increased to approximately $9,888,000 for the nine months ended September 30, 1999 from approximately $8,399,000 for the nine months ended September 30, 1998 as the Company received larger milestone payments pursuant to the BMS agreement in 1999. Revenues from research grants decreased to approximately $765,000 for the nine months ended September 30, 1999 from approximately $971,000 for the nine months ended September 30, 1998. The decrease resulted from the funding of fewer grants in 1999. Sales of research reagents decreased to approximately
$35,000 for the nine months ended September 30, 1999 from approximately $110,000 for the nine months ended September 30, 1998 as orders for such reagents decreased. Interest income decreased to approximately $895,000 for the nine months ended September 30, 1999 from approximately $1,098,000 for the nine months ended September 30, 1998 due to the decrease in cash available for investing.

     Research and development expenses increased to approximately $8,433,000 for the nine months ended September 30, 1999 from approximately $6,054,000 for the nine months ended September 30, 1998. The increase was principally due to the payment of license fees and the hiring of new scientists as the Company expanded its research and development programs in 1999 and the additional costs in 1999 of conducting the Company's Phase III clinical trials, as the number of patients enrolled in the trials increased significantly.

     General and administrative expenses decreased to approximately $2,739,000 for the nine months ended September 30, 1999 from approximately $2,877,000 for the nine months ended September 30, 1998. The decrease was principally due to a decrease in legal fees partially offset by an increase due to the hiring of additional administrative staff.

     The Company recognized a loss in its joint venture with CYTOGEN of approximately $1,894,000 for the nine months ended September 30, 1999 as the joint venture expensed license fees.

     Interest expense increased to approximately $69,000 for the nine months ended September 30, 1999 from approximately $32,000 for the nine months ended September 30, 1998. The increase was principally due to the recognition of interest expense as the Company discounted future capital contributions to the joint venture.

     Depreciation and amortization expense increased to approximately $467,000 for the nine months ended September 30, 1999 from approximately $362,000 for the nine months ended September 30, 1998. The increase was principally due to the purchase of additional fixed assets and leasehold improvements that are amortized over the life of the lease that expires in December 2000.

     The Company's net loss for the nine months ended September 30, 1999 was approximately $2,020,000 compared to net income of approximately $1,167,000 for the nine months ended September 30, 1998.

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

     At September 30, 1999, the Company had cash, cash equivalents and marketable securities, including non-current portion, totaling approximately $23,356,000 compared with approximately $24,650,000 at December 31, 1998. The Company's facility lease has been extended to December 2000. In connection with the extended facility lease, the Company expended approximately $1.5 million for equipment and leasehold improvements during the period from January 1, 1998 to September 30, 1999 and expects that an additional $100,000 will be spent to enhance its manufacturing capabilities for clinical trials during the remainder of 1999. In addition, the Company is obligated, under the terms of the joint venture with CYTOGEN, to contribute an additional $1.5 million in license fees through December 31, 2001 and to fund research and development of up to $3.0 million.

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

Year 2000 Compliance

The "Year 2000" problem relates to many currently installed computers and software as well as other equipment that relies on embedded computer technology. If these systems are not capable of distinguishing 21st century dates from 20th century dates they will experience operating difficulties subsequent to December 31, 1999 unless they are modified, upgraded, or replaced to adequately process information involving, related to or dependent upon the century change. If a system used by the Company or a third party dealing with the Company fails because of the inability of the system to properly read a 21st century date, the results could have a material adverse effect on the Company. The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 systems failures. A team of Company personnel has reviewed the Company's internal infrastructure and identified substantially all of the major systems, including both information technology systems and non-IT systems that utilize embedded technology, used in connection with its internal operations. The Company believes that it has identified and corrected any potential Year 2000 problems by modifying, upgrading, or replacing the necessary hardware and software in these major systems. The Company can provide no assurances, however, that it has identified all Year 2000 non-compliant business systems on which it relies or that it has adequately remediated non-compliant systems that it has identified.

Costs incurred to date to correct Year 2000 problems have been immaterial. While the Company continues to monitor its systems for Year 2000 problems, it believes the cost to complete any additional modifications, upgrades or replacements of any affected systems will not have a material impact on the Company's business or results of operations. This cost estimate is a forward-looking statement, is based on the Company's current analysis and may be revised, if necessary, if additional Year 2000 problems are identified. The Company also recognizes the risk that suppliers of products and services and collaborators with whom the Company transacts business may not comply with Year 2000 requirements. The Company has had communications with its significant suppliers to determine the extent of these third parties' Year 2000 compliance status. The review is ongoing and the Company is unable to determine, at this time, the probability that any material supplier or any of its collaborators will not be able to correct any Year 2000 problem in a timely manner. In the event any such third parties cannot provide the Company with products or services or cannot continue collaborations with the Company, the Company's results of operations could be materially adversely affected. Based on the above, the Company has yet to develop a comprehensive contingency plan with respect to the Year 2000 problem. The Company will continue to monitor its own systems and, to the extent possible, evaluate the systems of its third party suppliers. However, if the Company identifies significant risks related to the Year 2000 compliance or progress deviates from anticipated timelines, the Company will develop contingency plans as deemed necessary at that time.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At September 30, 1999, the Company did not hold any market risk sensitive instruments.

                     PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.5   Amended and Restated 1996 Stock Incentive Plan

     27 -   Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended September 30, 1999, the Company did not file a report on Form 8-K.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PROGENICS PHARMACEUTICALS, INC.


Date:  November 13, 1999            by  /s/ Robert A. McKinney
                                    -----------------------------
                                         Robert A. McKinney
                                           Vice President
                                     (Duly authorized officer of
                                         the Registrant and
                                         Principal Financial
                                       and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description
-------     ----------------------------------------------

  10.5      Amended and Restated 1996 Stock Incentive Plan

  27        Financial Data Schedule

                                                                 Exhibit 10.5


            PROGENICS PHARMACEUTICALS, INC.

           AMENDED AND RESTATED 1996 STOCK INCENTIVE PLAN

            (including amendments through June 24, 1999)

1.     PURPOSE OF THE PLAN

  The purpose of the Progenics Pharmaceuticals, Inc. Amended and Restated 1996 Stock Incentive Plan is to promote the interests of the Company and its shareholders by strengthening the Company's ability to attract, motivate and retain employees, directors, advisors and consultants of the Company, and to provide a means to encourage stock ownership and a proprietary interest in the Company by the employees, directors consultants and advisors to the Company upon whose judgment, initiative, and efforts the financial success and growth of the business of the Company largely depend.

2.     DEFINITIONS

  (a) "Award" means an award of an Option, Restricted Stock, Stock Appreciation Right, Performance Award or Phantom Stock granted under the Plan.

  (b) "Award Agreement" means an agreement entered into between the Company and a Participant setting forth the terms and conditions of an Award granted to a Participant.

  (c)  "Board" means the Board of Directors of the Company.

  (d)  "Code" means the Internal Revenue Code of 1986, as amended.

  (e) "Committee" means the Compensation Committee of the Board, or such other members of the Board appointed by the Board to administer the Plan from time to time.

  (f) "Common Stock" means the $0.0013 par value common stock of the Company.

  (g) "Company" means Progenics Pharmaceuticals, Inc., a Delaware corporation.

  (h) "Date of Grant" means the date on which an Award under the Plan is made by the Committee, or such later date as the Committee may specify that the Award becomes effective.

  (i) "Disability" means a "permanent and total disability" within the meaning of Section 22(e)(3) of the Code.

  (j) "Eligible Person" means an Employee, director, advisor or consultant of the Company or any of its Subsidiaries, including all non employee directors of the Company.

  (k) "Employee" means any person who is an employee of the Company or of any of its Subsidiaries.

  (l) "Fair Market Value" means the last reported sales prices of the Common Stock on the Nasdaq National Market on the date as of which fair market value is to be determined or, in the absence of any reported sales of Common Stock on such date, on the first preceding date on which any such sale shall have been reported. If Common Stock is not listed on the Nasdaq National Market on the date as of which fair market value is to be determined, the Committee shall determine in good faith the fair market value in whatever manner it considers appropriate.

  (m) "Incentive Stock Option" means an option to purchase Common Stock that is intended to qualify under section 422 of the Code and the Treasury Regulations thereunder.

  (n) "Nonqualified Stock Option" means an option to purchase Common Stock that is not an Incentive Stock Option.

  (o) "Option" means an Incentive Stock Option or a Nonqualified Stock Option granted under Section 6 hereof.

  (p) "Participant" means any Eligible Person who has received an Award under the Plan.

  (q) "Phantom Stock" means an Award under Section 10 hereof entitling a Participant to a payment at the end of a vesting period of a unit value based on the Fair Market Value of a share of Common Stock.

  (r) "Plan" means the Amended 1996 Stock Incentive Plan as set forth herein, as it may be amended from time to time.

  (s) "Performance Award" means an Award made under Section 9 hereof entitling a Participant to a payment based on the value of Common Stock (a "Performance Share") or based on specified dollar units (a "Performance Unit") at the end of a performance period if certain conditions as may be established by the Committee are satisfied.

  (t) "Restricted Stock" means an Award under Section 8 hereof entitling a Participant to shares of Common Stock that are nontransferable and subject to forfeiture until specific conditions established by the Committee are satisfied.

  (u) "Stock Appreciation Right" or "SAR" means an Award under Section 7 hereof entitling a Participant to receive an amount, representing the difference between the base price per share of the right and the Fair Market Value of a share of Common Stock on the date of exercise.

  (v) "Subsidiary" means any affiliate of the Company, as determined by the Committee from time to time; PROVIDED, HOWEVER that with respect to Incentive Stock Options, "Subsidiary" means a "subsidiary corporation" within the meaning of section 424(f) of the Code.

3.     SHARES OF COMMON STOCK SUBJECT TO THE PLAN

  3.1 NUMBER OF SHARES. Subject to the following provisions of this Section 3, the aggregate number of shares of Common Stock that may be issued or transferred or exercised pursuant to Awards under the Plan is 2,000,000 shares of Common Stock. The shares of Common Stock to be delivered under the Plan will be made available, at the discretion of the Board or the Committee, either from authorized but unissued shares of Common Stock or from shares of Common Stock held in the Company's treasury. If any share of Common Stock that is the subject of an Award is not issued or transferred and ceases to be issuable or transferable for any reason, such share of Common Stock will no longer be charged against such maximum share limitation and may again be made subject to Awards under the Plan.

  3.2 ADJUSTMENTS. If there shall occur any recapitalization, reclassification, stock dividend, stock split, reverse stock split or other distribution with respect to the shares of Common Stock, or any similar corporate transaction or event in respect of the Common Stock, then the Committee shall, in the manner and to the extent that it deems appropriate and equitable to the Participants and consistent with the terms of this Plan, cause a proportionate adjustment to be made in (i) the maximum number and kind of shares provided in Section 3.1 hereof, (ii) the number and kind of shares, units, or other securities subject to the then outstanding Awards, and (iii) the price for each share or unit or other right subject to then outstanding Awards without change in the aggregate purchase price or value as to which such Awards remain exercisable or subject to restrictions; (iv) the performance targets or goals appropriate to any other outstanding Performance Awards, or (v) any other terms that are affected by the event.

4.     ADMINISTRATION OF THE PLAN

  4.1 COMMITTEE MEMBERS. The Plan will be administered by the Committee which, to the extent deemed necessary or appropriate by the Board, will consist of two or more persons who satisfy the requirements for a "nonemployee director" under Rule 16b-3 promulgated under the Securities Exchange Act of 1934. The Committee has and may exercise such powers and authority of the Board as may be necessary or appropriate for the Committee to carry out its functions as described in the Plan. No member of the Board nor the Committee will be liable for any action or determination made in good faith by the Board or the Committee with respect to the Plan or any Award under it.

  4.2 DISCRETIONARY AUTHORITY. Subject to the express limitation of the Plan, the Committee has authority in its discretion to determine the Eligible Persons to whom, and the time or times at which, Awards may be granted, the number of shares, units or other rights subject to each Award, the exercise, base or purchase price of an Award (if any), the time or times at which an Award will become vested, exercisable or payable and the duration of the Award. The Committee also has discretionary authority to interpret the Plan, to make all factual determinations under the Plan, and to determine the terms and provisions of the respective Award Agreements and to make all other determinations necessary or advisable for Plan administration. The Committee has authority to prescribe, amend, and rescind rules and regulations relating to the Plan. All interpretations, determinations, and actions by the Committee will be final, conclusive, and binding upon all parties. The Committee may delegate to the officers of the Company the authority to award option grants under the Plan to Eligible Persons, any such delegation to be subject to such restrictions or limitations as the Committee may from time to time require.

  4.3 CHANGES TO AWARDS. The Committee shall have the authority to effect, at any time and from time to time, with the consent of the affected Participants, (i) the cancellation of any or all outstanding Awards and the grant in substitution therefor of new Awards covering the same or different numbers of shares of Common Stock and having an exercise or base price which may be the same as or different than the exercise or base price of the cancelled Awards or (ii) the amendment of the terms of any and all outstanding Awards. The Committee may in its discretion accelerate the vesting or exercisability of an Award at any time.

  4.4 DELEGATION OF AUTHORITY. The Committee shall have authority to delegate to one or more officers of the Company designated by the Committee the authority to grant Awards under the Plan, subject to such conditions, limitations or restrictions as the Committee shall specify.

5.     ELIGIBILITY AND AWARDS

  All Eligible Persons are eligible to be designated by the Committee to receive an Award under the Plan. The Committee has authority, in its sole discretion, to determine and designate from time to time those Eligible Persons who are to be granted Awards, and the type and amount of Award to be granted. Each Award will be evidenced by an Award Agreement as described in
Section 11 hereof between the Company and the Participant that may include any terms and conditions consistent with the Plan as the Committee may determine.

6.     STOCK OPTIONS

  6.1 GRANT OF OPTION; EXERCISE PRICE. An Option may be granted to any Eligible Person selected by the Committee; PROVIDED, HOWEVER, that only Employees meeting the requirements of Treasury Regulation Section 1.421-7(h) shall be eligible for Awards of Incentive Stock Options. Each Option shall be designated, at the discretion of the Committee, as an Incentive Stock Option or a Nonqualified Stock Option. The exercise price of the Option shall be determined by the Committee; PROVIDED, HOWEVER, that the exercise price of an Incentive Stock Option shall not be less than 100 percent of the Fair Market Value of the Common Stock subject to the Option on the Date of Grant.

  6.2 VESTING; TERM OF OPTION. The Committee, in its sole discretion, shall prescribe in the Award Agreement for a Participant the time or times at which, or the conditions upon which, an Option or portion thereof shall become vested and exercisable, and may accelerate the exercisability of any Option at any time. An Option may become vested and exercisable upon a Participant's retirement, death, Disability or other event to the extent provided in an Award Agreement. The period during which a vested Option may be exercised shall be ten years from the Date of Grant, unless a shorter exercise period is specified by the Committee in an Award Agreement.

  6.3 OPTION EXERCISE; WITHHOLDING. An Option may be exercised in whole or in part at any time, with respect to whole shares only, within the period permitted for the exercise thereof, and shall be exercised by written notice of intent to exercise the Option with respect to a specified number of shares delivered to the Company at its principal office, and payment in full to the Company at said office of the amount of the exercise price for the number of shares of the Common Stock with respect to which the Option is then being exercised. Payment of the exercise price shall be made (i) in cash or by cash equivalent, (ii) at the discretion of the Committee, in Common Stock (not subject to limitations on transfer) valued at the Fair Market Value of such shares on the trading date immediately preceding the date of exercise or
(iii) at the discretion of the Committee, by a combination of such cash and such Common Stock. In addition to and at the time of payment of the exercise price, the Participant shall pay to the Company in cash or, at the discretion of the Committee, in Common Stock the full amount of all applicable income tax and employment tax amounts required to be withheld in connection with such exercise.

  6.4 LIMITED TRANSFERABILITY. Solely to the extent permitted by the Committee in an Award Agreement, a Nonqualified Stock Option (but not an Incentive Stock Option) may be transferred to members of the Participant's immediate family, charitable institutions, or trusts or partnerships whose beneficiaries are any of the foregoing, and/or to such other persons or entities as may be approved by the Committee, in each case subject to the condition that the Committee be satisfied that such transfer is being made for estate or tax planning purposes or for gratuitous or donative purposes, without consideration (other than nominal consideration) being receive therefore.

  6.5  ADDITIONAL RULES FOR INCENTIVE STOCK OPTIONS.

  (a) ANNUAL LIMITS. No Incentive Stock Option shall be granted to a Participant as a result of which the aggregate fair market value (determined as of the Date of Grant) of the stock with respect to which incentive stock options are exercisable for the first time in any calendar year under the Plan, and any other stock option plans of the Company, any Subsidiary or any parent corporation, would exceed $100,000, determined in accordance with section 422(d) of the Code. This limitation shall be applied by taking options into account in the order in which granted.

  (b) TERMINATION OF EMPLOYMENT. Any Incentive Stock Option granted under the Plan shall be subject to such limitations on the period of exercise following termination of employment, including such special rules relating to death and Disability, as shall be determined by the Committee to be consistent with section 422 of the Code and Treasury Regulations thereunder and set forth in the applicable Award Agreement.

  (c) TEN-PERCENT OWNERS. Notwithstanding any other provisions of this Plan to the contrary, in the case of an Incentive Stock Option granted to an Employee who, at the time an Incentive Stock Options is granted, owns stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company, its parent, if any, or any Subsidiary, as determined under sections 422(b)(6) and 424(d) of the Code, (i) the period during which any such Incentive Stock Option may be exercised shall not be greater than five years from the Date of Grant and (ii) the exercise price of such Incentive Stock Option shall not be less than 110 percent of the Fair Market Value of a share of Common Stock on the Date of Grant.

  (d) DISQUALIFYING DISPOSITIONS. If shares of Common Stock acquired by exercise of an Incentive Stock Option are disposed of within two years following the Date of Grant or one year following the transfer of such shares to the Participant upon exercise, the Participant shall, promptly following such disposition, notify the Company in writing of the date and terms of such disposition and provide such other information regarding the disposition as the Committee may reasonably require.

  (e) OTHER TERMS AND CONDITIONS; NONTRANSFERABILITY. Any Incentive Stock Option granted hereunder shall contain such additional terms and conditions, not inconsistent with the terms of this Plan, as are deemed necessary or desirable by the Committee, which terms, together with the terms of this Plan, shall be intended and interpreted to cause such Incentive Stock Option to qualify as an "incentive stock option" under Section 422 of the Code. Such terms shall include limitations on the period of exercise of the Incentive Stock Option following termination of employment consistent with
Section 422 of the Code. An Incentive Stock Option shall by its terms be nontransferable otherwise than by will or by the laws of descent and distribution, and shall be exercisable, during the lifetime of a Participant only by such Participant.

7.     STOCK APPRECIATION RIGHTS

  7.1 GRANT OF SARS. A Stock Appreciation Right granted to a Participant is an Award in the form of a right to receive, upon surrender of the right, but without other payment, an amount based on appreciation in the value of the Common Stock over a base price established for the Award, payable in cash, Common Stock or such other form or combination of forms of payout, exercisable at such time or times and upon conditions as may be approved by the Committee.

  7.2 TANDEM SARS. A Stock Appreciation Right may be granted in connection with an Option, either at the time of grant or at any time thereafter during the term of the Option. An SAR granted in connection with an Option will entitle the holder, upon exercise, to surrender such Option or any portion thereof to the extent unexercised, with respect to the number of shares as to which such SAR is exercised, and to receive payment of an amount computed as described below. Such Option will, to the extent and when surrendered, cease to be exercisable. An SAR granted in connection with an Option hereunder will be exercisable at such time or times, and only to the extent, that a related Option is exercisable, and will expire no later than the related Option expires. Upon the exercise of an SAR granted in connection with an Option, the holder will be entitled to receive payment of an amount determined by multiplying: (i) the difference between the exercise price of a share of Common Stock specified in the related Option and the Fair Market Value of a share of Common Stock on the date of exercise of such SAR, by (ii) the number of shares as to which such SAR will have been exercised.

  7.3 FREESTANDING SARS. A Stock Appreciation Right may be granted without relationship to an Option and, in such case, will be exercisable as determined by the Committee, but in no event after 10 years from the Date of Grant. The base price of an SAR granted without relationship to an Option shall be determined by the Committee in its sole discretion. An SAR granted without relationship to an Option will entitle the holder, upon exercise of the SAR, to receive payment of an amount determined by multiplying: (i) the difference between the base price of the SAR and the Fair Market Value of a share of Common Stock on the date of exercise of such SAR, by (ii) the number of shares as to which such SAR will have been exercised.

  7.4 PAYMENT OF SARS. Payment of the amount determined under Section 7.2 or 7.3 hereof may be made, in the discretion of the Committee, in cash, in shares of Common Stock valued at their Fair Market Value on the date of exercise or in a combination of cash and shares of Common Stock.

8.     RESTRICTED STOCK

  8.1 GRANTS OF RESTRICTED STOCK. An award of Restricted Stock to a Participant represents shares of Common Stock that are issued subject to restrictions on transfer and such other restrictions on incidents of ownership and forfeiture conditions as the Committee may determine. The restrictions imposed upon Restricted Stock will lapse in accordance with a schedule or other conditions as determined by the Committee. The Committee may, in connection with an award of Restricted Stock, require the payment of a specified purchase price.

  8.2 RESTRICTIONS. Shares of Restricted Stock may not be transferred, assigned or subject to any encumbrance, pledge or charge until all applicable restrictions are removed or expire or unless otherwise allowed by the Committee. The Committee may require the Participant to enter into an escrow agreement providing that the certificates representing Restricted Stock granted or sold pursuant to the Plan will remain in the physical custody of an escrow holder until all restrictions are removed or expire. Each certificate representing Restricted Stock granted pursuant to the Plan will bear a legend making appropriate reference to the restrictions imposed. The Committee may impose such conditions on any shares of Restricted Stock as it may deem advisable, including, without limitation, restrictions under the Securities Act of 1933, as amended, under the requirements of any stock exchange upon which such shares of the same class are then listed, and under any blue sky or other securities laws applicable to such shares.

  8.3  RIGHTS AS STOCKHOLDER.  Subject to the foregoing provisions of this
Section 8 and the applicable Award Agreement, Section 8.1 hereof, the holder will have all rights of a shareholder with respect to shares of Restricted Stock granted to him or her, including the right to vote the shares and receive all dividends and other distributions paid or made with respect thereto, unless the Committee determines otherwise at the time the Restricted Stock is granted.

  8.4 SECTION 83(B) ELECTION. If a Participant makes an election pursuant to section 83(b) of the Code, the Participant shall be required to promptly file a copy of such election with the Company.

9.     PERFORMANCE AWARDS

  9.1 GRANT OF PERFORMANCE AWARDS. The Committee may grant Performance Awards, which shall be denominated on the Date of Grant either in shares of Common Stock (Performance Shares) or in specified dollar units (Performance Units). At the time of a Performance Award grant, the Committee shall determine, in its sole discretion, one or more performance periods and performance goals to be achieved during the applicable performance periods, as well as such other restrictions and conditions as the Committee deems appropriate. In the case of Performance Units, the Committee shall also determine a target unit value or a range of unit values for each Award. No performance period shall exceed ten years from the date of the grant. The performance goals applicable to a Performance Award grant may be subject to such later revisions as the Committee shall deem appropriate to reflect significant unforeseen events such as changes in law, accounting practices or unusual or nonrecurring items or occurrences.

  9.2 PAYMENT OF PERFORMANCE AWARDS. At the end of the performance period, the Committee shall determine the extent to which performance goals have been attained or a degree of achievement between maximum and minimum levels in order to establish the level of payment to be made, if any, and shall determine if payment is to be made in the form of cash or Common Stock (valued at its Fair Market Value at the time of payment) or a combination of cash and Common Stock. In the case of Performance Shares, the Committee may provide that during a performance period a Participant shall be paid with respect to each Performance Share a cash amount in the same amount and at the same time as a dividend is paid on a share of Common Stock.

10.    PHANTOM STOCK

  10.1 GRANT OF PHANTOM STOCK. Phantom Stock is an Award to a Participant of a number of hypothetical share units with respect to shares of Common Stock, with an initial value based on the Fair Market Value of the Common Stock on the Date of Grant. Phantom Stock shall be subject to such restrictions and conditions as the Committee shall determine. On the Date of Grant, the Committee shall determine, in its sole discretion, the vesting period of the Phantom Stock and the maximum value of the Phantom Stock, if any. No vesting period shall exceed 10 years from the date of the grant.

  10.2 PAYMENT OF PHANTOM STOCK. At the end of the vesting period applicable to Phantom Stock granted to a Participant, a cash amount equivalent in value to the Fair Market Value of one share of Common Stock on the last day of the vesting period, subject to any maximum value determined by the Committee at the time of grant, shall be paid with respect to each such Phantom Stock unit to the Participant. The Committee may provide that during the vesting period a Participant shall be paid with respect to each Phantom Stock unit, cash amounts in the same amount and at the same time as a dividend on a share of Common Stock.

11.    AWARD AGREEMENTS

  11.1 FORM OF AGREEMENT. Each Award under this Plan shall be evidenced by an Award Agreement in a form approved by the Committee setting forth the number of shares of Common Stock, units or other rights (as applicable) subject to the Award, the exercise, base or purchase price (if any) of the Award, the time or times at which an Award will become vested, exercisable or payable, the duration of the Award and, in the case of Performance Awards, the applicable performance goals. The Award Agreement shall also set forth other material terms and conditions applicable to the Award as determined by the Committee consistent with the limitations of this Plan.

  11.2 TERMINATION OF EMPLOYMENT. The Award Agreements may include provisions describing the treatment of an Award in the event of the retirement, disability, death or other termination of a Participant's employment with or other services to the Company, including any provisions relating to the vesting, exercisability, acceleration, forfeiture or cancellation of the Award in these circumstances, including such provisions as required for Incentive Stock Options pursuant to Section 6.4(b) thereof.

  11.3 CONTRACT RIGHTS. Any obligation of the Company to any Participant with respect to an Award shall be based solely upon contractual obligations created by this Plan and an Award Agreement. No Award shall be enforceable until the Award Agreement or a receipt has been signed by the Participant and on behalf of the Company by its authorized representative. By executing the Award Agreement or receipt, a Participant shall be deemed to have accepted and consented to the terms of this Plan and any action taken in good faith under this Plan by and within the discretion of the Committee, the Board of Directors of their delegates.

12.    EFFECTIVE DATE, TERMINATION AND AMENDMENT

  12.1 EFFECTIVE DATE. The Plan shall become effective on the date of its adoption by the Board; PROVIDED, HOWEVER, that no Incentive Stock Option shall be exercisable by a Participant unless and until the Plan shall have been approved by the stockholders of the Company, which approval shall be obtained within 12 months before or after the adoption of the Plan by the Board.

       12.2 TERMINATION. The Plan shall terminate on the date immediately preceding the tenth anniversary of the earlier of the date the Plan is adopted by the Board or the date the Plan is approved by the Company's stockholders. The Board may, in its sole discretion and at any earlier date, terminate the Plan. Notwithstanding the foregoing, no termination of the Plan shall in any manner affect any

Award theretofore granted without the consent of the Participant or the permitted transferee of the Award.

  12.3 AMENDMENT. The Board may at any time and from time to time and in any respect, amend or modify the Plan; PROVIDED, HOWEVER, that no amendment or modification of the Plan shall in any manner affect any Award theretofore granted without the consent of the Participant or the permitted transferee of the Award.

13.    GENERAL PROVISIONS

  13.1 ASSIGNMENT AND TRANSFER. Except as provided in Section 6.3 hereof, Awards under the Plan shall not be assignable nor transferable, except by will or by the laws of descent and distribution, and during the lifetime of a Participant the Award shall be exercised only by such Participant or by his or her guardian or legal representative.

  13.2 RIGHTS AS STOCKHOLDER. A Participant shall have no rights as a holder of Common Stock with respect to any unissued securities covered by an Award until the date the Participant becomes the holder of record of these securities. Except as provided in Section 3.2 hereof, no adjustment or other provision shall be made for dividends or other stockholder rights, except to the extent that the Award Agreement provides for dividend payments or similar economic benefits.

  13.3 EMPLOYMENT. Nothing in the Plan, in the grant of any Award or in any Award Agreement shall confer upon any Eligible Person the right to continue in the capacity in which he is employed by or otherwise serves the Company or any Subsidiary.

  13.4 SECURITIES LAWS. No shares of Common Stock will be issued or transferred pursuant to an Award unless and until all then applicable requirements imposed by federal and state securities and other laws, rules and regulations and by any regulatory agencies having jurisdiction, and by any stock exchanges upon which the Common Stock may be listed, have been fully met. As a condition precedent to the issuance of shares pursuant to the grant or exercise of an Award, the Company may require the Participant to take any reasonable action to meet such requirements.

  13.5 TAX WITHHOLDING. The Participant shall be responsible for payment of any taxes or similar charges required by law to be withheld from an Award or an amount paid in satisfaction of an Award and these obligations shall be paid by the Participant on or prior to the payment of the Award. The Award Agreement shall specify the manner in which the withholding obligation shall be satisfied with respect to the particular type of Award.

  13.6 OTHER COMPENSATION AND BENEFIT PLANS. The adoption of the Plan shall not affect any other stock incentive or other compensation plans in effect for the Company or any Subsidiary, nor shall the Plan preclude the Company from establishing any other forms of stock incentive or other compensation for employees of the Company or any Subsidiary. The amount of any compensation deemed to be received by Participant pursuant to an Award shall not constitute compensation with respect to which any other employee benefits of such Participant are determined, including, without limitation, benefits under any bonus, pension, profit sharing, life insurance or salary continuation plan, except as otherwise specifically provided by the terms of such plan.
  13.7 PLAN BINDING ON SUCCESSORS. The Plan shall be binding upon the Company, its successors and assigns, and the Participant, his executor, administrator and permitted transferees.

  13.8 CONSTRUCTION AND INTERPRETATION. Whenever used herein, nouns in the singular shall include the plural, and the masculine pronoun shall include the feminine gender. Headings of Articles and Sections hereof are inserted for convenience and reference and constitute no part of the Plan.

  13.9 SEVERABILITY. If any provision of the Plan or any Award Agreement shall be determined to be illegal or unenforceable by any court of law in any jurisdiction, the remaining provisions hereof and thereof shall be severable and enforceable in accordance with their terms, and all provisions shall remain enforceable in any other jurisdiction.

  13.10 GOVERNING LAW. The validity and construction of this Plan and of the Award Agreements shall be governed by the laws of the State of Delaware.



       This Progenics Pharmaceuticals, Inc. Amended 1996 Stock Incentive Plan was duly adopted and approved by the Board of Directors of this Progenics Pharmaceuticals, Inc. on the 2nd day of October, 1996.


                   /s/ ROBERT A. MCKINNEY
                   --------------------------------------------
                   Secretary of Progenics Pharmaceuticals, Inc.

       This Progenics Pharmaceuticals, Inc. Amended 1996 Stock Incentive Plan was duly approved by the stockholders of this Progenics Pharmaceuticals, Inc. on the 2nd day of October, 1996.


                   /s/ ROBERT A. MCKINNEY
                   --------------------------------------------
                   Secretary of Progenics Pharmaceuticals, Inc.