Form 10-K405
period 1999-12-31
PROGENICS PHARMACEUTICALS INC
filed 2000-03-30
CIK 835887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  --------------

                                    FORM 10-K

(Mark One)

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 1999.

   [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to ____________


                          Commission File No. 000-23143

                                  --------------

                         PROGENICS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                                  --------------

               DELAWARE                                 13-3379479
   -----------------------------------         -----------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                Identification Number)

                           777 OLD SAW MILL RIVER ROAD
                               TARRYTOWN, NY 10591
               (Address of principal executive offices, zip code)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (914) 789-2800
             SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
               ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION
                                12(G) OF THE ACT:
                    Common Stock, par value $0.0013 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2000, based upon the closing price of the Common Stock on the Nasdaq National Market of $67.50 per share, was approximately $604,380,000. As of March 28, 2000, 12,129,692 shares of Common Stock, par value $.0013 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III-Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

--------
1 Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

         This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, the uncertainties associated with product development, the risk that clinical trials will not commence when planned, the risks and uncertainties associated with dependence upon the actions our corporate, academic and other collaborators and of government regulatory agencies, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials and the other risks described in this report, including those described under the caption "Business--Risk Factors."

         We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any document we file at the SEC's Public Reference Rooms at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of our documents, upon payment of a duplicating fee, by writing the Public Reference Section of the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. These SEC filings are also available to the public from the SEC's web site at http:www.sec.gov.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

OVERVIEW

         Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral and other life-threatening diseases. We apply our immunology expertise to develop biopharmaceuticals that induce an immune response or that mimic natural immunity in order to fight cancers, such as malignant melanoma, and viral diseases, such as HIV infection. Our most advanced product candidate, GMK, is a therapeutic vaccine that has completed enrollment of a pivotal Phase III clinical trial for the treatment of melanoma, the deadliest form of skin cancer. Our second vaccine product candidate, MGV, is being developed for the treatment of various cancers and is entering Phase II clinical trials. We have a collaboration with Bristol-Myers Squibb Company to develop and commercialize GMK and MGV. Based on our participation in the discoveries of two major receptors for HIV, we are engaged in the research and development of therapeutic products designed to block entry of HIV into human immune system cells. We have completed two Phase I/II clinical trials of one of these product candidates, PRO 542, and a Phase I clinical trial of another product candidate, PRO 367. We plan to initiate in 2000 a Phase II clinical trial of PRO 542 and a Phase I/II clinical trial of PRO 367. We are also engaged in a program with the Roche Group of Basel, Switzerland to discover and develop novel small-molecule HIV therapeutics that target the fusion co-receptors of the virus.

PRODUCT DEVELOPMENT

         We apply our expertise in immunology to the development of therapeutic biopharmaceuticals that use components of the immune system, particularly antibodies, to fight diseases. Our principal programs are directed towards cancer and HIV. In the case of cancer, we are developing vaccine products that are designed to induce specific antibody responses to cancer antigens. In the case of HIV, we are developing therapeutic products by genetically engineering molecules that function as antibodies and selectively target HIV and HIV-infected cells for neutralization or destruction. We are also actively engaged in research and discovery of compounds based on the HIV receptor, CD4, and HIV co-receptors, including CCR5 and CXCR4, and their roles in viral attachment, fusion and entry. We are also actively seeking out other promising products and technologies around which to build programs.

         The following table summarizes the status of our principal development
programs  and  product   candidates  and   identifies   any  related   corporate
collaborator.

       Program/Product               Indication/Use                  Status(1)             Corporate Collaborator
       ---------------               --------------                  ---------             ----------------------
Cancer Therapeutics
GMK                            Vaccine for melanoma         Phase III                    BMS

MGV                            Vaccine for colorectal       Phase II expected to         BMS
                               cancer, lymphoma, small      commence in 2000
                               cell lung cancer, sarcoma,
                               gastric cancer and
                               neuroblastoma

PSMA                           Immunotherapeutics  for      Preclinical; Phase I/II      CYTOGEN(2)
                               prostate and                 expected to commence in
                               other cancers                2001

HIV Therapeutics
PRO 542                        HIV therapy                  Phase II expected to         --
                                                            commence in 2000

PRO 367                        HIV therapy                  Phase I/II expected to       --
                                                            commence in 2000

PRO 140                        HIV therapy                  Preclinical; Phase I/II      --
                                                            expected to commence in
                                                            2000
Small-molecule drugs:
     Co-receptor/fusion        HIV therapy                  Research                     Roche

     HIV attachment            HIV therapy                  Research                     AHP(3), Pharmacopeia

ProVax                         HIV vaccine                  Research                     --

Other Therapeutics

DHA                            Stroke, Alzheimer's          Preclinical; Phase I         --
                               disease and other            expected to commence in
                               diseases of oxidative        the first half of 2001
                               stress

---------

(1) "Research" means initial research related to specific molecular targets, synthesis of new chemical entities, assay development or screening for the identification of lead compounds. "Preclinical" means that a lead compound is undergoing toxicology, formulation and other testing in preparation for clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

             "Phase I":  Evaluation of safety.
             "Phase I/II": Evaluation of safety with some measure of efficacy. "Phase II": Evaluation of safety, dosing and efficacy.
             "Phase III":  Larger scale evaluation of safety and efficacy.

     See "Business -- Government Regulation." The actual timing of events can vary dramatically due to a variety of factors. See "--Risk Factors--Our clinical trials could take longer to complete than we expect."

(2)  Collaboration is in the form of a joint venture.

(3) "AHP" means the Wyeth-Ayerst Research Division of American Home Products Corporation.

THE HUMAN IMMUNE SYSTEM

         The human immune system protects the body from disease by specifically recognizing and destroying invading viruses, bacteria and other pathogens. In addition, the immune system is capable of recognizing and eliminating from the body abnormal cells, such as cancer cells and cells infected with viruses and bacteria. This recognition function relies on the immune system's ability to recognize as foreign specific molecular configurations, which are referred to generically as antigens. White blood cells, particularly B and T lymphocytes, have the ability to recognize antigens made by infectious agents and abnormal cells and react to them. For example, B-lymphocytes produce antibodies that recognize specific antigens. Antibodies are complex protein molecules that can bind to these antigens and neutralize or eliminate infectious agents and cancer cells.

         Vaccines are designed to induce the production of antibodies against specific antigens on infectious agents and abnormal cells and thereby protect the body from illness. Although vaccines have historically been used prophylactically to prevent the contraction of an infectious disease, more recently vaccines are also being developed as therapeutics to fight ongoing diseases. In addition, genetic engineering techniques have enabled the production of antibodies or antibody-like molecules in the laboratory. These genetically designed molecules are intended to mimic the body's own immune response in situations where the immune response has been suppressed or otherwise compromised.

CANCER THERAPEUTICS

         Cancer is a set of different diseases, each of which is characterized by aberrations in cell growth and differentiation. The establishment and spread of a tumor is a function of its growth characteristics and its ability to suppress or evade the body's normal defenses, including surveillance and elimination of cancer cells by the immune system. Eradication of malignant cells that can metastasize, or spread, to vital organs, leading to death, is central to the effective treatment of cancer.

         Despite recent advances in treatment, therapies for many types of cancer continue to suffer from serious limitations. The principal therapies for cancer have historically been surgery, radiation and chemotherapy. A significant drawback to conventional anti-cancer therapy is that both occult, or hidden, and residual disease is difficult or impossible to eliminate fully, which can lead to relapse.

GANGLIOSIDE CONJUGATE VACCINES

         Our principal cancer vaccine programs, GMK and MGV, involve the use of purified gangliosides as cancer antigens. Gangliosides are chemically-defined molecules composed of carbohydrate and lipid components. Certain gangliosides are usually found in low amounts in normal human tissue, but are abundant in certain cancers, such as melanoma, colorectal cancer, lymphoma, small cell lung cancer, sarcoma, gastric cancer and neuroblastoma.

         Our cancer vaccines use known amounts of chemically-defined antigens, not dead cancer cells or crude extracts from cancer cells. As a result, we are able to measure specific immune responses to the gangliosides in our vaccines. We also believe that there is a reduced likelihood of variability in our products as compared to vaccines which are prepared from dead cancer cells or crude extracts from cancer cells or which require complicated manufacturing processes.

         Because gangliosides alone do not normally trigger an immune response in humans, we attach gangliosides to large, highly immunogenic carrier proteins to form "conjugate" vaccines designed to trigger specific immune responses to ganglioside antigens. To further augment this immune response, we add an immunological stimulator, known as an "adjuvant," to our ganglioside-carrier protein conjugate.

         Our ganglioside conjugate vaccines stimulate the immune system to produce specific antibodies to ganglioside antigens. These antibodies have been shown in vitro to recognize and destroy cancer cells. In vitro refers to tests conducted in an artificial environment, like a test tube or culture media, as opposed to in vivo, which refers to tests in animals or otherwise in a living body, or ex vivo, which refers to tests conducted outside the body on samples of blood or other tissue that have been removed from the patient. Based on the in vitro results and the clinical trial results described below, we believe that vaccination of cancer patients with ganglioside conjugate vaccines will delay or prevent recurrence of cancer and prolong overall survival.

GMK: THERAPEUTIC VACCINE FOR MALIGNANT MELANOMA

         Our most advanced product under development is GMK, a proprietary therapeutic vaccine for melanoma that is currently in a pivotal Phase III clinical trial. We are collaborating with Bristol-Myers Squibb Company on this program. GMK, which is the first cancer vaccine based on a defined cancer antigen to enter Phase III clinical trials, is designed to prevent recurrence of melanoma in patients who are at risk of relapse after surgery. GMK is composed of the ganglioside GM2 conjugated to the carrier protein keyhole limpet hemocyanin, or KLH, and combined with the adjuvant QS-21. QS-21 is the lead compound in the StimulonTM family of adjuvants developed and owned by Aquila Biopharmaceuticals, Inc.

Target Market

         Melanoma is a highly lethal cancer of the skin cells that produce the pigment melanin. In early stages melanoma is limited to the skin, but in later stages it spreads to the lungs, liver, brain and other organs. The National Cancer Institute estimates that in 1999 there were 480,000 melanoma patients in the United States. The American Cancer Society estimates that 47,700 patients in the United States will be newly diagnosed with melanoma in 2000. Melanoma has one of the fastest growing incidence rates of any cancer in the United States. Increased exposure to the ultraviolet rays of the sun may be an important factor contributing to the increase in new cases of melanoma.

         Melanoma patients are categorized according to the following staging system.


============================================================================================
                                        MELANOMA STAGING
--------------------------------------------------------------------------------------------
     STAGE I                STAGE II                     STAGE III               STAGE IV
--------------------------------------------------------------------------------------------

  lesion less than        lesion greater                metastasis to           o distant
  1.5 mm thickness        than 1.5 mm thickness         regional draining         metastasis
                                                        lymph nodes

  no apparent             local spread                  regional spread
  metastasis              from primary cancer           from primary cancer
                          site                          site
============================================================================================


         GMK is designed for the treatment of patients with Stage II or Stage III melanoma. The American Cancer Society estimates that approximately 50% of new melanoma patients are diagnosed with Stage II or Stage III melanoma and that approximately half of all Stage III melanoma patients will experience recurrence of their cancer and die within five years after surgery.

Current Therapies

         Standard treatment for melanoma patients includes surgical removal of the cancer. Thereafter, therapy varies depending on the stage of the disease. For Stage I and II melanoma patients, treatment generally consists of close monitoring for recurrence. The only approved treatment for Stage III melanoma patients is high-dose alpha interferon. In a reported study, the median recurrence-free survival period after surgery for patients treated with high-dose alpha interferon was 20 months versus 12 months for patients who received no treatment. In addition, the median overall survival period after surgery was 46 months for the treated group versus 34 months for the untreated group. However, treatment with high-dose alpha interferon causes substantial toxicities, requires an intensive treatment over twelve months (intravenous administration five days a week for the first month followed by subcutaneous injections three times a week for the remaining eleven months) and costs about $35,000 for the drug alone.

         Other approaches for treatment of Stage II or III melanoma patients are currently under investigation, but none has been approved for marketing. These experimental therapies include chemotherapy, low-dose alpha interferon and other vaccines.

Clinical Trials

         GMK entered a pivotal Phase III clinical trial in the United States in August 1996. A pivotal clinical trial is one that is designed to produce results sufficient to support regulatory approval. An additional, international pivotal Phase III clinical trial of GMK in earlier stage melanoma patients is also planned. We expect that this second trial will commence in 2000. GMK is administered in the studies on an out-patient basis by 12 subcutaneous injections over a two-year period.

         The ongoing U.S. Phase III clinical trial compares GMK with high-dose alpha interferon in Stage IIb (advanced Stage II) and Stage III melanoma patients who have undergone surgery but are at high risk for recurrence. This randomized trial, which had achieved its targeted enrollment of 851 patients by September 1999, is being conducted nationally by the Eastern Cooperative Oncology Group in conjunction with the Southwest Oncology Group and other major cancer centers, cooperative cancer research groups, hospitals and clinics. ECOG and SWOG are leading cooperative cancer research groups supported by the National Cancer Institute and are comprised of several hundred participating hospitals and clinics, primarily in the United States. The primary endpoint of the U.S. trial is to compare the recurrence of melanoma in patients receiving GMK versus in patients receiving high-dose alpha interferon. The study will also compare quality of life and overall survival of patients in both groups.

         The second planned pivotal Phase III clinical trial is a randomized study in Stage II (IIa and IIb) melanoma patients who have undergone surgery but are at intermediate risk for recurrence. This trial will be conducted in Europe, South Africa, Canada, South America and Australia under the guidance of the European Organization for Research and Treatment of Cancer, Europe's largest cooperative cancer research group. Patients will be randomized to receive either GMK or observation with no treatment. The primary endpoint of this trial is to compare the recurrence of melanoma in patients receiving GMK versus in patients receiving observation with no treatment. The study will also compare overall survival of patients in both groups.

         A predecessor of GMK, called GM2-BCG, which combined the GM2 ganglioside with the adjuvant BCG, underwent clinical testing at Memorial Sloan-Kettering Cancer Center in the late 1980s. In a double-blind, randomized Phase II study in 122 Stage III melanoma patients, subjects in the treated group received GM2-BCG for six months after surgery; subjects in the control group received the same regimen with BCG alone. The median recurrence-free survival period after surgery for patients treated with GM2-BCG was 33 months versus 17 months for the patients in the control group. In addition, the median overall survival period after surgery for patients in the treated group was 70 months versus 30 months for patients in the control group. Approximately 85% of treated patients developed antibodies to the GM2 ganglioside. The presence of these antibodies significantly correlated with improved recurrence-free survival and overall survival of patients.

         Phase I/II clinical trials of GMK under institutional INDs, or investigational new drug applications, were conducted at Sloan-Kettering. In these studies, approximately 120 patients, most of whom had Stage III melanoma, were treated with GMK. All patients receiving GMK at the dose level being used in the current Phase III trials of GMK developed antibodies to GM2 ganglioside, which killed melanoma cells. Patients treated with GMK had levels of antibody to GM2 ganglioside that were on average four times higher and also were longer lasting than in patients treated with GM2-BCG in the GM2-BCG Phase II trial. In addition, GMK was well-tolerated by all patients in these studies, and no clinically significant side effects attributable to the vaccine were observed.

MGV: THERAPEUTIC VACCINE FOR CERTAIN CANCERS

         Our second ganglioside conjugate vaccine in development, MGV, is a proprietary therapeutic vaccine for cancers which express GD2 or GM2 gangliosides. These cancers include colorectal cancer, lymphoma, small cell lung cancer, sarcoma, gastric cancer and neuroblastoma. We are collaborating with Bristol-Myers Squibb Company on this program. MGV has three components: (i) GM2-KLH, or GM2 ganglioside conjugated to KLH; (ii) GD2-KLH, or GD2 ganglioside conjugated to KLH; and (iii) QS-21 adjuvant. MGV is designed to prevent recurrence of cancer and prolong overall survival of patients after their cancer has been removed by surgery or reduced by chemotherapy or radiation therapy.

Target Market

         MGV targets cancers that the American Cancer Society estimates will have an aggregate incidence in the United States of over 250,000 during 2000. The American Cancer Society also estimates that more than 135,000 persons will die from these targeted cancers, representing nearly 25% of all expected deaths from any cancer during 2000.

Clinical Trials

         MGV completed a Phase I/II clinical trial in 1999 under an institutional IND at Sloan-Kettering. The primary objectives of the study were to establish the safety of MGV and the ability of the vaccine to induce specific immune responses to both GD2 and GM2 gangliosides in patients with different cancer types. In addition, a goal of the study was to find the best ratio of GD2 and GM2 gangliosides in MGV to be used in future clinical trials.

         In this clinical trial, 31 patients with high-risk melanoma and sarcoma were immunized with MGV over a period of nine months. Patients were randomly assigned to five groups receiving a fixed dose of GM2-KLH and QS-21 adjuvant and one of a number of escalating doses of GD2-KLH. This study showed that the combination of GM2-KLH/GD2-KLH/QS-21 could produce antibodies to GM2 and GD2 and was well-tolerated. We expect that Phase II clinical trials of MGV will commence in 2000.

PSMA

         We are engaged in a research and development program relating to vaccine and antibody immunotherapeutics based on Prostate Specific Membrane Antigen. PSMA is a protein that is abundantly expressed on the surface of prostate cancer cells. We believe this antigen may have applications in immunotherapeutics for prostate cancer and potentially for other types of cancer. We will focus on developing products which either target, or stimulate a response to, cells expressing PSMA on their surface. We are engaged in a research and development program to pursue these applications and expect to commence a Phase I/II clinical trial in 2001. Our PSMA program is being conducted in collaboration with CYTOGEN Corporation.

         Prostate cancer is the most common form of cancer affecting U.S. males and is the second leading cause of cancer deaths in men each year. The American Cancer Society estimates that 31,900 persons will die from prostate cancer, and 180,400 new cases will be diagnosed, in 2000. Conventional therapies include radical prostectomy, in which the prostate gland is surgically removed, radiation and hormone therapies, chemotherapy and "watchful waiting." Surgery and radiation therapy are associated with urinary incontinence and impotence. Hormone therapy and chemotherapy are generally not intended to be curative and are not actively used to treat localized, early-stage prostate cancer.

HIV THERAPEUTICS

         HIV infection causes a slowly progressive deterioration of the immune system which results in AIDS. HIV specifically infects cells that have the CD4 receptor on their surface. Cells with the CD4 receptor are critical components of the immune system and include T lymphocytes, monocytes, macrophages and dendritic cells. The devastating effects of HIV are largely due to the multiplication of the virus in these cells and the resulting dysfunction and destruction of these cells.

         Viral infection occurs when the virus binds to a host cell, enters the cell and, by commandeering the host cell's own reproductive machinery, creates thousands of copies of itself within the host cell. This process is called viral replication. Our scientists and their collaborators have made important discoveries in understanding how HIV enters human cells and initiates viral replication.

         In the 1980s, our scientists, in collaboration with researchers at Columbia University, the Institute of Cancer Research in London and the Centers for Disease Control and Prevention, demonstrated that the initial step of

HIV infection involves the specific attachment of the virus to the CD4 receptor on the surface of human immune system cells. These researchers also showed that a specific glycoprotein, gp120, located on the surface of the virus, binds with high affinity to the CD4 receptor. Although these researchers demonstrated that binding to CD4 was necessary for HIV attachment, further discoveries have shown that attachment alone is not sufficient to enable the virus to enter the cell and initiate viral replication.

         Our scientists, in collaboration with researchers at the Aaron Diamond AIDS Research Center, described in an article in Nature the discovery of a co-receptor for HIV on the surface of human immune system cells. This co-receptor, CCR5, enables fusion of HIV with the cell membrane after binding of the virus to the CD4 receptor. This fusion step results in entry of the viral genetic information into the cell and subsequent viral replication. Our scientists, in collaboration with researchers at ADARC, demonstrated that it is the gp120 glycoprotein that binds to the CCR5 co-receptor as well as to the CD4 receptor. By a sophisticated process known as mutational analysis, these scientists further determined that the gp120 binding site on CCR5 is a discrete region at one end of the CCR5 molecule.

PROGENICS' HIV RECEPTOR TECHNOLOGIES

         Based on our participation in the discoveries of CD4 and CCR5, we are pursuing several approaches in the research and development of products designed to block entry of HIV into human immune system cells. Our PRO 542 and PRO 367 product candidates and our viral attachment programs are based on the CD4 receptor, and our PRO 140 and HIV co-receptor/fusion programs are based on the CCR5 and CXCR4 co-receptors.

         Because HIV must first attach to the CD4 receptor to infect human cells, we believe that the part of the gp120 glycoprotein that attaches to the CD4 receptor must remain constant across all strains of the virus. The gp120 glycoprotein is located on the exterior of both HIV and HIV-infected cells. PRO 542 and PRO 367 incorporate a part of the CD4 receptor into genetically engineered molecules that function like antibodies and are designed to bind specifically to the gp120 glycoprotein of HIV or HIV-infected cells. In in vitro tests, these molecules have demonstrated the ability to bind with high affinity to gp120 glycoproteins from a wide range of HIV strains, including the strains most prevalent in the United States and the rest of the world. Because this technology is targeted to a part of HIV that is believed to be necessary for the virus to enter cells and not to mutate, we believe that our technology may address the obstacles presented by the high mutation rate of the virus.

         We have developed a panel of monoclonal antibodies against CCR5 that have been shown to block the ability of HIV to infect cells isolated from healthy individuals by inhibiting virus-cell fusion. One of these monoclonal antibodies, which we have designated PRO 140, inhibited HIV fusion in vitro at concentrations that had no apparent effect on the normal function of CCR5.

TARGET MARKET

         Our HIV therapeutic product candidates are designed primarily for use in asymptomatic HIV-positive individuals. Accordingly, the target population for these products is patients who are aware of their infection but do not yet have AIDS. Although there are few signs of disease in an HIV-positive individual during the asymptomatic period, the virus is replicating in the body by infecting healthy cells. The World Health Organization estimated that as of the end of 1998, 1.4 million people in North America and Western Europe and 33.4 million people worldwide were infected with HIV. According to WHO, approximately 74,000 people in North America and Western Europe were newly infected with HIV during 1998.

CURRENT THERAPIES

         At present, two classes of products have received marketing approval from the FDA, the agency that regulates new drug approvals in the United States, for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors and protease inhibitors. Both types of drugs are inhibitors of viral enzymes and have shown efficacy in reducing the concentration of HIV in the blood and prolonging asymptomatic periods in HIV-positive individuals, especially when administered in combination.

         While combination therapy slows the progression of disease, it is not a cure. HIV's rapid mutation rate results in the development of viral strains that are resistant to reverse transcriptase and protease inhibitors. The potential for resistance is exacerbated by interruptions in dosing which lead to lower drug levels and permit increased viral replication. Non-compliance is common in patients on combination therapies, since these drug regimens require more than a dozen tablets to be taken at specific times each day. An additional problem is that currently approved drugs produce toxic side-effects in many patients, affecting a variety of organs and tissues, including the peripheral nervous system and gastrointestinal tract. These side-effects often result in patients interrupting or discontinuing therapy.

PRO 542: HIV THERAPY

         We are developing PRO 542 for the treatment of HIV infection. PRO 542 is a proprietary antibody-like product with four binding sites for the gp120 glycoprotein on HIV. PRO 542 is designed to neutralize HIV through one of two mechanisms: (i) binding to the gp120 glycoprotein and thereby preventing infection of healthy cells; or (ii) binding to and detaching the gp120 glycoprotein from the virus.

         In in vitro and ex vivo tests we conducted in collaboration with scientists at the Aaron Diamond AIDS Research Center and the Centers for Disease Control and Prevention, PRO 542 neutralized a wide variety of clinical strains of HIV as well as viruses in the blood of HIV-positive individuals. In comparative in vitro studies at ADARC using a panel of neutralizing antibodies to HIV, PRO 542 was found to be more potent and broadly neutralizing than the antibodies to which it was compared. In further studies at ADARC, PRO 542 protected severe combined immune deficient mice transplanted with human peripheral blood lymphocytes against infection by the three HIV strains tested, including strains of the virus isolated from HIV-positive individuals.

         We completed two dose-escalation Phase I/II clinical trials of PRO 542 in 1999. Both trials were designed to measure the safety, pharmacokinetics, immunogenicity and antiviral activity of PRO 542. Pharmacokinetics studies analyze how the body acts on a drug once the drug is administered and will determine, for example, how long the drug persists in the body. Immunogenicity studies analyze to what extent a patient's immune system mounts a response to the drug, which could impair the drug's ability to have its desired therapeutic effect and could, in some cases, have serious health consequences to the patient. Immunogenicity can be a serious problem, particularly for antibody-based drugs.

         Our first dose-escalation clinical trial of PRO 542 was conducted in 15 HIV-positive adult patients at Mount Sinai Medical Center in New York City. Findings indicated peak and one-week serum concentrations of PRO 542 compared favorably with preclinical models, approximating drug levels previously shown to neutralize clinical HIV strains in vitro. Data from this trial demonstrated that in patients receiving the highest dosage of PRO 542, infectious HIV was reduced to undetectable levels for prolonged periods following treatment. Data from this trial also indicated that administration of a single dose of PRO 542 was able to produce a statistically significant reduction in viral load in patients treated with the highest dose. Viral load means the concentration of virus nucleic acid, or genetic material, in the blood and is a widely used indicator of infection levels. PRO 542 serum concentrations remained above HIV inhibitory levels for greater than one week. In addition, PRO 542 was well-tolerated and non-immunogenic in all patients treated. We believe that these results support expanded clinical testing of this agent as a non-toxic therapy for HIV infection.

         The second dose-escalation Phase I/II clinical trial was conducted in HIV-positive children at Baylor College of Medicine in Houston, the University of California at San Francisco and the University of Pennsylvania by the AIDS Clinical Trials Group, a leading cooperative HIV research group supported by the National Institute of Allergy and Infectious Diseases. This trial was the first time PRO 542 was tested on children and in multiple doses. All patients treated demonstrated a decrease in viral load. Additionally, the drug was well-tolerated by all patients tested. We plan to initiate Phase II clinical trials in adults and children commencing in 2000.

         In February 2000, we entered into a development and supply agreement with Genzyme Transgenics Corporation, continuing the collaboration with Genzyme Transgenics we commenced in September 1997. The objective of this program is to develop a transgenic source of PRO 542 using Genzyme Transgenics' proprietary technology. This collaboration is designed to result in commercial-scale manufacture by producing PRO 542 in the milk of transgenic goats. The expanded agreement was entered into upon the successful outcome of transgenic feasibility studies conducted by Genzyme Transgenics.

PRO 367: HIV Therapy

         We are developing PRO 367 as a therapeutic agent designed to destroy HIV-infected cells. PRO 367 is composed of a proprietary antibody-like molecule with binding sites for the gp120 glycoprotein linked to a therapeutic radioisotope, which is a particle that emits radiation. PRO 367 is designed to bind with high affinity specifically to the gp120 glycoprotein on HIV-infected cells and to destroy these cells by delivering a lethal dose of radiation.

         In in vitro tests, PRO 367 bound with high affinity specifically to the gp120 glycoprotein on the cell surface. In addition, a pilot Phase I clinical trial in AIDS patients of a trace-labeled precursor of PRO 367 was conducted under an institutional IND at Sloan-Kettering. This trial assessed the safety and pharmacology of the compound with low doses of the radioisotope iodine-131. The compound was well-tolerated by all patients, no clinically significant side effects attributable to the compound were observed and the compound exhibited suitable pharmacokinetics for further development. We plan to initiate dose-escalation Phase I/II clinical trials of PRO 367 in 2000 subject to obtaining necessary regulatory clearances. The study is expected to assess safety, pharmacokinetics, biodistribution, immunogenicity and antiviral effects of PRO 367 in HIV-positive adult patients. In these trials, we plan to use a new and highly potent type of radioisotope known as alpha-emitters.

PRO 140: HIV Therapy

         In May 1999, we announced the development of a panel of proprietary anti-CCR5 monoclonal antibodies created at Progenics and evaluated in collaboration with the Aaron Diamond AIDS Research Center. These antibodies blocked the ability of HIV to infect cells isolated from healthy individuals by inhibiting virus-cell fusion, an approach not targeted by current HIV therapies. One monoclonal antibody, which we have designated PRO 140, inhibited HIV infection at concentrations that had no apparent effect on the normal function of CCR5. These properties were correlated with PRO 140's ability to bind to a distinct site on CCR5.

         Effective April 1999, we entered into a development and license agreement with Protein Design Labs, Inc. for PDL to develop a humanized version of PRO 140 that retains PRO 140's antiviral activity but which is more suitable for chronic use in humans. Assuming successful completion of the humanization program, we expect that the humanized PRO 140 will enter Phase I/II clinical trials in 2000.

         Recently we announced the findings from a preclinical study carried out in collaboration with ADARC in which PRO 140 potently blocked 17 of 17 primary HIV isolates that use CCR5 as a fusion co-receptor. These viruses are important for person-to-person transmission of HIV and predominate during the early stages of infection, when antiviral therapies have proven to be most effective. The test viruses were selected for their genetic and geographic diversity. PRO 140 was shown in these in vitro models to be effective at protecting primary T-cells and macrophages, immune system cells that provide the major targets for HIV infection in vivo.

SMALL-MOLECULE DRUGS

Co-Receptor/Fusion: HIV Therapy

         Our HIV co-receptor programs are based on the CCR5 and CXCR4 co-receptors and the important role these molecules play in virus-cell fusion and subsequent viral replication. CCR5 and CXCR4 belong to a larger family of cellular receptors, known as 7-transmembrane G-protein-coupled receptors. These receptors have been successfully exploited as drug targets by commercialized pharmaceuticals addressing a wide range of human diseases. Additionally, studies have indicated that a naturally-occurring genetic mutation that disables the CCR5 co-receptor prevents HIV infection without compromising immune function. For these reasons, we believe that our co-receptor/fusion technology offers significant commercial opportunities.

         We have developed proprietary fusion assays based on our HIV co-receptor technology. These assays model fusion of HIV with human cells rapidly, automatically, sensitively and without the use of infectious virus. In December 1997 we entered into a collaboration with the Roche Group of Basel, Switzerland to use these assays to discover and develop small-molecule HIV therapeutics that target the fusion co-receptors, including CCR5 and CXCR4. Under the terms of the collaboration, we granted to Roche an exclusive worldwide license to our HIV co-receptor technology. Roche made an up-front payment and a milestone payment and is obligated to make further milestone payments, fund research for up to three years and pay royalties on the sale of any products commercialized as a result of the collaboration.

         In collaboration with ADARC, we have identified specific naturally-occurring chemical modifications to CCR5 that govern its binding to HIV. Synthetic peptides incorporating these modifications potently blocked the binding of HIV to CCR5 on the cell surface. The modified CCR5 co-receptor also inhibited certain HIV strains from entering target cells in vitro. The modified CCR5 co-receptor may constitute a new class of HIV fusion inhibitors and also may provide a tool for identifying small-molecule drugs that target CCR5.

HIV Attachment Drug Screen: HIV Therapy

         As part of a collaborative research project with the Wyeth-Ayerst Research Division of American Home Products Corporation, we are using our proprietary HIV attachment assay to identify small-molecule compounds that inhibit attachment of HIV to the CD4 receptor. This assay has been used in a high-throughput screening program, and the compounds discovered are undergoing additional studies by Progenics and AHP to evaluate further their antiviral activity.

         In March 2000, we entered into a research and license agreement with Pharmacopeia, Inc. to discover small molecule HIV therapeutics that block the attachment of the virus to its primary cellular receptor, CD4. This agreement expanded on a collaboration with Pharmacopeia commenced in September 1997. Under the terms of the new agreement, we will provide proprietary CD4 attachment assays and expertise related to the interaction between HIV and CD4, and Pharmacopeia will engage in a screening program of its internal compound library. We will be granted a license to active compounds identified in the program.

ProVax:  HIV Vaccine

         We are conducting research with respect to our ProVax vaccine, a vaccine candidate which we believe may be useful as a preventative or a therapeutic treatment for HIV-positive individuals. We are currently performing government-funded research and development of the ProVax vaccine in collaboration with the Aaron Diamond AIDS Research Center.

OTHER THERAPEUTICS: DHA

         In February 1999, we licensed from Memorial Sloan-Kettering Cancer Center patent rights and technology relating to a derivative of vitamin C called dehydroascorbic acid, or DHA. We have obtained exclusive worldwide rights to use DHA for treatment of disease involving oxidative damage to tissue, including tissues of the central nervous system.

         Antioxidants are compounds that act as scavengers of free radicals -- highly unstable molecules that play a role in certain diseases that damage tissue. Studies have shown that antioxidants can slow the progression of degenerative neurological diseases, such as Alzheimer's disease. Vitamin C is a potent antioxidant, but does not easily cross from the circulatory system into the brain. David W. Golde, M.D., Physician-in-Chief of Memorial Hospital, and his colleagues at Sloan-Kettering have shown that DHA readily crosses the blood-brain barrier and, once in the brain, is converted into vitamin C. As a result of these properties, we believe that DHA is a promising drug candidate for a broad range of neurodegenerative diseases caused by oxidative stress, such as stroke. We are engaged in a research and development program to pursue these applications and anticipate starting a Phase I clinical trial in 2001.

CORPORATE COLLABORATIONS

BRISTOL-MYERS SQUIBB COMPANY

         In July 1997, Progenics and Bristol-Myers Squibb Company entered into a series of related agreements. Pursuant to these agreements, we granted to BMS an exclusive, worldwide license to make, have made, use, sell, have sold and develop GMK and MGV and any other product to which we have rights that include the GM2 or GD2 ganglioside antigens and are used for the treatment or prevention of human cancer. BMS is entitled under these agreements to grant sublicenses, subject to restrictions.

         Pursuant to our agreements, BMS has made payments to us and is required to make milestone payments and pay royalties on any sales of licensed products. In July 1997, BMS paid us approximately $13.3 million, representing $11.5 million as reimbursement for expenses previously incurred by us in the development of GMK and MGV and licensing fees and $1.8 million as reimbursement of our clinical development costs for the period from April 15, 1997 to September 30, 1997. BMS is also required to make payments of up to $61.5 million upon achievement of specified milestones relating to the development and regulatory approval of GMK, MGV or other products that include the GM2 or GD2 ganglioside antigens. We received clinical milestone and related payments in June 1998, September 1999 and December 1999. BMS is also required to pay royalties on any sale of licensed products and to fund ongoing development, clinical trials and regulatory activities of GMK and MGV pursuant to plans agreed to by the parties.

         In connection with our agreements with BMS, we granted to them sublicenses to the technology and other rights licensed to Progenics from each of Sloan-Kettering, The Regents of the University of California and Aquila Biopharmaceuticals under the licenses with these entities discussed under "--Licenses." These sublicenses are exclusive as to the Sloan-Kettering and the Regents sublicenses and non-exclusive as to the Aquila sublicense and are intended, in general, to make available to BMS the technology licensed by us from these entities and used to make GMK and MGV. BMS is entitled under these sublicenses to grant further sublicenses, subject to certain restrictions.

         In connection with payments made by BMS to us under our agreements with BMS, we made payments to licensors as an inducement to these licensors to enter into agreements with us and BMS amending certain provisions of the prime licenses and granting to BMS certain related rights. Future payments made by BMS to us under our agreements with BMS also trigger payment obligations to these licensors. See "--Licenses."

         Our agreements with BMS terminate at various times related, in general, to the expiration or abandonment of the related patents or to the first commercial sale of products. The agreements can also be terminated by either party upon a material, uncured breach by the other party. BMS has the further right to terminate our principal agreement with BMS (including its funding and milestone obligations) as to specified licensed products at specified times.

ROCHE GROUP

         In December 1997, we entered into a collaboration agreement with the Roche Group of Basel, Switzerland to discover and develop novel HIV therapeutics that target the recently identified fusion co-receptors of the virus. This collaboration, among other things, provides for Roche to apply its library of small-molecule compounds to our original screening assays in order to identify inhibitors of the interaction between HIV co-receptors and HIV. This program is in the early stage of drug discovery.

         Under the terms of the Roche agreement, we have granted to Roche a license covering products to which we have rights or that are developed as a result of the collaboration and which have been identified as, or developed for the purpose of, inhibiting the interaction between chemokine receptors that act as HIV co-receptors, including CCR5 and CXCR4, and HIV, which interaction results in fusion of HIV with cells. The license does not extend to certain classes of molecules, as to which we have retained rights. Pursuant to this license, Roche has an exclusive worldwide right to develop, make, have made, use, sell, offer to sell and import any covered products for the therapy of HIV infection. Subject to specified restrictions, Roche retains the right to grant sublicenses under the Roche agreement.

         Pursuant to the Roche agreement, Roche made an up-front payment and a milestone payment and is obligated to make further milestone payments, fund research for up to three years and pay royalties on the sale of any products commercialized as a result of the collaboration. We are also entitled to contingent licensing rights.

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

CYTOGEN Corporation

         We have entered into a collaboration with CYTOGEN Corporation to develop vaccine and antibody-based immunotherapeutic products based on Prostate Specific Membrane Antigen. This collaboration is a joint venture structured in the form of a mutually owned limited liability company. All patents and know how currently owned or acquired in the future by Progenics or CYTOGEN and useful in the development of PSMA-based antibody or vaccine immunotherapeutics have been licensed to the joint venture. The principal patents licensed initially are several patents owned by Sloan-Kettering that cover PSMA. By the terms of the agreement, we are responsible for preclinical and clinical development, and CYTOGEN is principally responsible for product marketing. In addition, we have certain co-promotion rights.

         The joint venture aspects of the collaboration are governed by a limited liability company agreement. This agreement provides generally for joint management. We are obligated to provide the initial $3.0 million in research and development funding and $2.0 million in payments the joint venture is required to pay CYTOGEN over time. Any other funding obligations are to be shared 50/50, with voting and ownership dilution resulting if a party fails to fund its share.

         The license agreement terminates on the last to expire or terminate of any licensable rights to patents or patent applications licensed by Progenics or CYTOGEN to the joint venture.

GENZYME TRANSGENICS CORPORATION

         We have entered into a collaboration with Genzyme Transgenics to develop a transgenic source of the PRO 542 molecule. Under this agreement, Genzyme Transgenics will engage in a program designed to result in the establishment of a line of transgenic goats capable of expressing the molecule in lactation milk. We are obligated to pay Genzyme Transgenics certain fees to conduct the program as well as additional fees upon the achievement of specified milestones. If the program is successful, we may elect to enter into a further agreement for production by Genzyme Transgenics of commercial-scale quantities of the molecule, the principle terms of which have been agreed upon.

PHARMACOPEIA, INC.

         In March 2000, we entered into a research and license agreement with Pharmacopeia, Inc. to discover small molecule HIV therapeutics that block the attachment of the virus to its primary cellular receptor, CD4. This agreement expanded on a collaboration with Pharmacopeia commenced in September 1997. Under the terms of the new agreement, we will provide proprietary CD4 attachment assays and expertise related to the interaction between HIV and CD4 and Pharmacopeia will engage in a screening program of its internal compound library. We will be granted a license to active compounds identified in the program. We are obligated to pay Pharmacopeia fees for its screening programs as well as additional amounts upon the achievement of specified milestones and royalties on any sales of therapeutics marketed as a result of the collaboration.

LICENSES

         We are a party to license agreements under which we have obtained rights to use certain technologies in our cancer and HIV programs, as well as certain other human therapeutics. Set forth below is a summary of these licenses.

         Sloan-Kettering. We are party to a license agreement with Sloan-Kettering under which we obtained the worldwide, exclusive rights to certain technology relating to ganglioside conjugate vaccines, including GMK and MGV, and their use to treat or prevent cancer. The Sloan-Kettering license terminates upon the expiration of the last of the licensed patents or 15 years from the date of the first commercial sale of a licensed product pursuant to the agreement, whichever is later. In addition to patent applications, the Sloan-Kettering license includes the exclusive rights to use certain relevant technical information and know-how. A number of Sloan-Kettering physician-scientists also serve as consultants to Progenics. We are also a party to a license agreement with Sloan-Kettering under which we obtained an exclusive, worldwide license to certain patent rights relating to DHA. The license continues for 20 years or to the end of the term for which the patent rights are granted.

         Regents of the University of California. We are party to a license agreement with the Regents of the University of California under which we obtained the exclusive rights to an issued U.S. patent covering certain ganglioside conjugate vaccines. The license agreement terminates upon the expiration of the patent.

         Columbia University. We are party to a license agreement with Columbia University under which we obtained exclusive, worldwide rights to certain technology and materials relating to CD4 and its use to treat or prevent HIV infection. The license agreement will terminate upon the expiration of the last of the licensed patents.

         Aquila Biopharmaceuticals. We have entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc. pursuant to which Aquila agreed to supply us with all of our requirements for the QS-21 adjuvant for use in certain ganglioside-based cancer vaccines, including GMK and MGV. QS-21 is the lead compound in the Stimulon family of adjuvants developed and owned by Aquila. The license terminates upon the expiration of the last of the licensed patents.

         Protein Design Labs. We have entered into a development and license agreement with PDL for the humanization by PDL of PRO 140. Pursuant to the agreement PDL granted us certain exclusive and nonexclusive worldwide licenses under relevant patents, patent applications and know how covering or relating to the humanized PRO 140. The licensing agreement terminates on the later of ten years from the first commercial sale or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years. Thereafter the license is fully paid up.

         The research, development and commercialization of a biopharmaceutical often involves alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend on subsequent discoveries and test results. There are numerous third-party patents in our field, and it is possible that to pursue the preferred development route of one or more of our products we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

         The licenses to which we are a party impose various milestone, commercialization, sublicensing, royalty and other payment, insurance, indemnification and other obligations on us and are subject to certain reservations of rights. Our failure to comply with these requirements could result in the termination of the applicable agreement, which would likely cause us to terminate the related development program and cause a complete loss of our investment in that program.

         In connection with our collaboration with Bristol-Myers Squibb Company, we granted to BMS sublicenses to the technology and other rights licensed to us from each of Sloan-Kettering, the Regents and Aquila under the licenses with these entities described above. See "--Corporate Collaborations--Bristol-Myers Squibb Company."

PATENTS AND PROPRIETARY TECHNOLOGY

         Our policy is to protect our proprietary technology, and we consider the protection of our rights to be important to our business. In addition to seeking U.S. patent protection for many of our inventions, we generally file patent applications in Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to protect the inventions deemed to be important to the development of our foreign business.

         Under a license agreement with Sloan-Kettering, we obtained worldwide, exclusive rights to certain technology relating to ganglioside conjugate vaccines, including GMK and MGV, and their use to treat or prevent cancer. This technology is the subject of a patent application filed by Sloan-Kettering in the United States and 25 foreign countries claiming composition of matter and methods of production and use of certain ganglioside conjugate vaccines for the treatment or prevention of human cancer.

         Under a license agreement with Columbia University, we obtained worldwide, exclusive rights to certain technology relating to CD4 and its use to treat or prevent HIV infection. This technology is the subject of issued U.S. and European patents and several related U.S. and foreign patent applications filed by Columbia University. The issued patents and the patent applications claim composition of matter and methods of production and use of certain CD4-based products for the treatment or prevention of HIV infection. We have also filed a number of U.S. and foreign patent applications on our HIV attachment assay technology, our technology relating to PRO 542 and PRO 367, our ProVax technology and clinical uses of these technologies. We have also filed a number of U.S. and foreign patent applications, one of which is owned jointly with the Aaron Diamond AIDS Research Center, relating to the discovery of an HIV co-receptor, CCR5.

         Under a license agreement with Sloan-Kettering, we obtained worldwide, exclusive rights to certain technology relating to dehydroascorbic acid and its use to increase the concentration of vitamin C in tissues, including the brain, for treating neurodegenerative and neurovascular diseases. This technology is the subject of a patent application filed by Sloan-Kettering in the United States and as an international application claiming methods for increasing the vitamin C concentration in the cells of a subject by administering to the subject dehydroascorbic acid.

         The enactment of the legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to U.S. patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patent applications filed on or after June 8, 1995 is no longer a period of seventeen years from the date of grant. The new term of U.S. patents will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of patent applications is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact our patent position.

GOVERNMENT REGULATION

         Progenics and our products are subject to comprehensive regulation by the Food and Drug Administration in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of our products. None of our product candidates has received marketing or other approval from the FDA or any other similar regulatory authority.

         FDA approval of our products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the United States. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. We cannot assure you that approvals of our proposed products, processes, or facilities will be granted on a timely basis, or at all. If we experience delays in obtaining, or do not obtain, approvals for our products, commercialization of our products would be slowed or stopped. Moreover, even if we obtain regulatory approval, the approval may include significant limitations on indicated uses for which the product could be marketed or other significant marketing restrictions.

         The process required by the FDA before our products may be approved for marketing in the United States generally involves:

         o  preclinical laboratory and animal tests;

         o submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;

         o adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication;

         o  submission to the FDA of a marketing application; and

         o FDA review of the marketing application in order to determine, among other things, whether the product is safe and effective for its intended uses.

         Preclinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information about a product's pharmacology and toxicology and to identify any safety problems that would preclude testing in humans. Products must generally be manufactured according to current Good Manufacturing Practices, and preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding good laboratory practices. The results of the preclinical tests are submitted to the FDA as part of an IND. An IND is a submission which the sponsor of a clinical trial of an investigational new drug must make to the FDA and which must become effective before clinical trials may commence. The IND submission must include, among other things:

         o  a description of the sponsor's investigational plan;

         o  protocols for each planned study;

         o  chemistry, manufacturing, and control information;

         o  pharmacology and toxicology information; and

         o a summary of previous human experience with the investigational drug.

Unless the FDA objects to, or makes comments or raises questions concerning an IND, the IND will become effective 30 days following its receipt by the FDA, and initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials.

         A New Drug Application, or NDA, is an application to the FDA to market a new drug. The NDA must contain, among other things:

         o  information on chemistry, manufacturing, and controls;

         o  nonclinical pharmacology and toxicology;

         o  human pharmacokinetics and bioavailability; and

         o  clinical data.

The new drug may not be marketed in the United States until the FDA has approved the NDA.

         A Biologic License Application, or BLA, is an application to the FDA to market a biological product. The BLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. The biological product may not be marketed in the United States until a biologic license is issued.

         Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the FDA's Good Clinical Practice requirements under protocols that detail, among other things, the objectives of the study, the parameters to be used to monitor safety, and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an Institutional Review Board. The Institutional Review Board will consider, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the clinical trial.

         Clinical trials are typically conducted in three sequential phases, although the phases may overlap. During Phase I, when the drug is initially administered to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase II involves studies in a limited patient population to:

         o evaluate preliminarily the efficacy of the product for specific, targeted indications;

         o  determine dosage tolerance and optimal dosage; and

         o  identify possible adverse effects and safety risks.

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

         The results of the preclinical studies and clinical studies, the chemistry and manufacturing data, and the proposed labeling, among other things, are submitted to the FDA in the form of an NDA or BLA, approval of which must be obtained prior to commencement of commercial sales. The FDA may refuse to accept the application for filing if certain administrative and content criteria are not satisfied, and even after accepting the application for review, the FDA may require additional testing or information before approval of the application. Our analysis of the results of our clinical studies is subject to review and interpretation by the FDA, which may differ from our analysis. We cannot assure you that our data or our interpretation of data will be accepted by the FDA. In any event, the FDA must deny an NDA or BLA if applicable regulatory requirements are not ultimately satisfied. In addition, delays or rejections may be encountered based upon changes in applicable law or FDA policy during the period of product development and FDA regulatory review. Moreover, if regulatory approval of a product is granted, such approval may be made subject to various conditions, including post-marketing testing and surveillance to monitor the safety of the product, or may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

         Both before and after approval is obtained, a product, its manufacturer, and the sponsor of the marketing application for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the preclinical and clinical testing process, the approval process, or thereafter, may result in various adverse consequences, including FDA delay in approving or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer or sponsor. In addition, later discovery of previously unknown problems may result in restrictions on such product, manufacturer, or sponsor, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

         Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable government regulatory authorities in foreign countries must be obtained prior to marketing such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filing for certain European countries, in general, each country has its own procedures and requirements. We do not currently have any facilities or personnel outside of the United States.

         In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and various other present and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although we believe that our safety procedures for storing, handling, using and disposing of such materials comply with the standards prescribed by applicable regulations, we cannot completely eliminate the risk of accidental contaminations or injury from these materials. In the event of such an accident, we could be held liable for any legal and regulatory violations as well as damages that result. Any such liability could have a material adverse effect on Progenics.

MANUFACTURING

         We currently manufacture GMK, MGV, PRO 542, PRO 367 and PRO 140 in our pilot production facilities in Tarrytown, New York. One of these facilities is for the production of vaccines and the other is for the production of recombinant proteins. We believe that our existing production facilities will be sufficient to meet our initial needs for clinical trials. However, these facilities may be insufficient for all of our late-stage clinical trials and would be insufficient for commercial-scale requirements. We may be required to expand our manufacturing staff and facilities, obtain new facilities or contract with third parties or corporate collaborators to assist with production. In the event we decide to establish a full-scale commercial manufacturing facility, we would need to spend substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

SALES AND MARKETING

         We plan to market products for which we obtain regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We believe that this approach will both increase market penetration and commercial acceptance of our products and enable us to avoid expending significant funds to develop a large sales and marketing organization. BMS, Roche and CYTOGEN have marketing rights with respect to the products covered by their respective collaborations with us.

COMPETITION

         Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many companies and major universities and research institutions in the United States and abroad. We will face competition from companies marketing existing products or developing new products for diseases targeted by our technologies. Many of our competitors have substantially greater resources, experience in conducting preclinical studies and clinical trials and obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities than we do. We cannot assure you that our products under development will be able to compete successfully with existing products or products under development by other companies, universities and other institutions. Our competitors may succeed in obtaining FDA approval for products more rapidly than we do. Drug manufacturers that are first in the market with a therapeutic for a specific indication generally obtain and maintain a significant competitive advantage over later entrants. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor.

         With respect to GMK, the FDA and certain other regulatory authorities have approved high-dose alpha interferon for marketing as a treatment for patients with high-risk melanoma. High-dose alpha interferon has demonstrated some efficacy for this indication. With respect to our products for the treatment of HIV infection, two classes of products made by our competitors have been approved for marketing by the FDA for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors and protease inhibitors. Both types of drugs have shown efficacy in reducing the concentration of HIV in the blood and prolonging asymptomatic periods in HIV-positive individuals, especially when administered in combination.

         A significant amount of research in the biopharmaceutical field is also being carried out at academic and government institutions. Our strategy is to in-license technology and product candidates from academic and government institutions. These institutions are becoming increasingly sensitive to the commercial value of their findings and are becoming more aggressive in pursuing patent protection and negotiating licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or in collaboration with competitors and will compete with us in recruiting highly qualified scientific personnel. Any resulting increase in the cost or decrease in the availability of technology or product candidates from these institutions may adversely affect our business strategy.

         Competition with respect to our technologies and product candidates is and will be based, among other things, on:

         o  capabilities of our collaborators;

         o  efficacy and safety of our products;

         o  timing and scope of regulatory approval;

         o  product reliability and availability;

         o  marketing and sales capabilities;

         o  reimbursement coverage from insurance companies and others;

         o degree of clinical benefits of our product candidates relative to their costs;

         o  method of administering a product;

         o  price; and

         o  patent protection.

         Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the often substantial period between technological conception and commercial sales. Competitive disadvantages in any of these factors could materially harm our business and financial condition.

PRODUCT LIABILITY

         The testing, manufacturing and marketing of our products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent we elect to test, manufacture or market products independently, we will bear the risk of product liability directly. We have obtained insurance in the amount of $5.0 million against the risk of product liability. This insurance is subject to certain deductibles and coverage limitations. There is no guarantee that insurance will continue to be available at a reasonable cost, or at all, or that the amount of such insurance will be adequate.

HUMAN RESOURCES

         At December 31, 1999, we had 45 full-time employees, five of whom, including Dr. Maddon, hold Ph.D. degrees or foreign equivalents and two of whom, including Dr. Maddon, hold M.D. degrees. At such date, 34 employees were engaged in research and development, medical and regulatory affairs and manufacturing activities and 11 were engaged in finance, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS AND KEY MANAGEMENT

         Our executive officers and key management are as follows:


                        Name                            Age                           Position
                        ----                            ---                           --------

Paul J. Maddon, M.D., Ph.D.......................       40     Chairman of the Board, Chief Executive Officer and
                                                               Chief Science Officer
Ronald J. Prentki, M.B.A.........................       42     President and Director
Robert J. Israel, M.D............................       43     Vice President, Medical Affairs
Robert A. McKinney, CPA..........................       43     Vice President, Finance & Operations and Treasurer
Kenneth G. Surowitz, Ph.D........................       41     Vice President, Quality & Regulatory Affairs
William C. Olson, Ph.D...........................       37     Senior Director, Research and Development
Patricia C. Fazio................................       41     Senior Director, Health & Safety, Special Projects
Thomas A. Boyd, Ph.D.............................       48     Senior Director, Project Management



         Paul J. Maddon, M.D., Ph.D. is our founder and has served in various capacities since our inception, including Chairman of the Board of Directors, Chief Executive Officer, President and Chief Science Officer. From 1981 to 1988, Dr. Maddon performed research at the Howard Hughes Medical Institute at Columbia University in the laboratory of Dr. Richard Axel. Dr. Maddon serves on two NIH scientific review committees and is a member of the editorial board of the Journal of Virology. He received a B.A. in biochemistry and mathematics and a M.D. and a Ph.D. in biochemistry and molecular biophysics from Columbia University. Dr. Maddon has been an Adjunct Assistant Professor of Medicine at Columbia University since 1989.

         Ronald J. Prentki, M.B.A. joined us as our President in July 1998 and became a director in September 1998. Prior to joining Progenics, Mr. Prentki had been Vice President of Business Development and Strategic Planning at Hoffmann-La Roche Inc. from 1996 to 1998. Mr. Prentki spent from 1990 to 1996 at Sterling Winthrop (subsequently acquired by Sanofi Pharmaceuticals), most recently serving as Vice President of Business Development. From 1985 to 1990 Mr. Prentki was with Bristol-Myers Squibb International Division, initially supporting the marketing of that company's oncology products and later as Director of Cardiovascular Products. Mr. Prentki started his career in 1979 in the Ames Diagnostic Division of Miles Laboratories holding a series of sales, marketing and product development positions before leaving Miles Laboratories in 1985. Mr. Prentki received a B.S. in Microbiology and Public Health from Michigan State University and an M.B.A. from the University of Detroit.

         Robert J. Israel, M.D. joined us in October 1994 and has been Vice President, Medical Affairs since that time. From 1991 to 1994, Dr. Israel was Director, Clinical Research-Oncology and Immunohematology at Sandoz Pharmaceuticals Corporation. From 1988 to 1991, he was Associate Director, Oncology Clinical Research at Schering-Plough Corporation. Dr. Israel is a licensed physician and is board certified in both internal medicine and medical oncology. He received a B.A. in physics from Rutgers University and a M.D. from the University of Pennsylvania and completed an oncology fellowship at Sloan-Kettering. Dr. Israel has been a consultant to the Solid Tumor Service at Sloan-Kettering since 1987.

         Robert A. McKinney, CPA joined us in September 1992. Mr. McKinney served as Director, Finance and Operations and Treasurer from 1992 to January 1993, when he was appointed Vice President, Finance and Operations and Treasurer of Progenics. From 1991 to 1992, he was Corporate Controller at VIMRx Pharmaceuticals, Inc., a biotechnology research company. From 1990 to 1991, Mr. McKinney was Manager, General Accounting at Micrognosis, Inc., a software integration company. From 1985 to 1990, he was an audit supervisor at Coopers & Lybrand LLP, an international accounting firm. Mr. McKinney studied finance at the
                                       20

University of Michigan, received a B.B.A. in accounting from Western Connecticut State University, and is a Certified Public Accountant.

         William C. Olson, Ph.D. joined us in May 1994 and presently serves as Senior Director, Research and Development. From 1989 to 1992, Dr. Olson served as a Research Scientist at Johnson & Johnson, and from 1992 until 1994 he was a Development Scientist at MicroGeneSys, Inc., a biotechnology company. Dr. Olson received a Ph.D. from the Massachusetts Institute of Technology and a B.S. from the University of North Dakota. Both degrees were awarded in the field of chemical engineering.

         Kenneth G. Surowitz, Ph.D. joined us in January 1999. Dr. Surowitz served as Senior Director, Quality & Regulatory Affairs from January 1999 to January 2000, when he was appointed Vice President, Quality & Regulatory Affairs of Progenics. From 1988 to 1999, Dr. Surowitz was employed at the Wyeth-Lederle Vaccines and Pediatrics unit of American Home Products Corp. in a number of position within the organization, most recently as Director of Global Regulatory Affairs. From 1985 to 1988, he was employed as a Product Development Microbiologist at Procter and Gamble. Dr. Surowitz received Ph.D. and M.S. degrees from Ohio State University in the field of microbiology and an A.B. degree from Lafayette College in biology.

         Patricia C. Fazio joined us in August 1992. Ms. Fazio has served in various management positions at Progenics, most recently as Senior Director, Health & Safety, Special Projects. From 1987 to 1992, she was Senior Research Technician and Laboratory Manager at the Howard Hughes Medical Institute at Columbia University. From 1982 to 1987, Ms. Fazio was Chief Laboratory Technologist in the Department of Pathology at Columbia Presbyterian Medical Center. She received a B.S. in biology and chemistry at the College of New Rochelle.

         Thomas A. Boyd, Ph.D. joined us in January 2000 and presently serves as Senior Director, Project Management. From 1996 until 2000, Dr. Boyd served as Associate Director of R&D Project Management at Boehringer Ingelheim Pharmaceuticals. From 1986 to 1996, he was Director of Project Management at Alteon, Inc., a biotechnology company. From 1985 to 1989, Dr. Boyd served as Director, Project Coordination at Wyeth-Ayerst. He also held a similar position at Revlon Health Care Group from 1981 to 1985. Dr. Boyd received his Ph.D. from Brown University in biology and an A.B. from Cornell University in biological sciences.

SCIENTIFIC ADVISORY BOARDS AND CONSULTANTS

         An important component of our scientific strategy is our collaborative relationship with leading researchers in cancer and virology. Certain of these researchers are members of our two Scientific Advisory Boards, one in cancer and one in virology. The members of each SAB attend periodic meetings and provide us with specific expertise in both research and clinical development. In addition, we have collaborative research relationships with certain individual SAB members. All members of the SABs are employed by employers other than us and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. These companies may also compete with us. Several members of the SABs have, from time to time, devoted significant time and energy to our affairs. However, no member is regularly expected to devote more than a small portion of time to Progenics. In general, our scientific advisors are granted stock options in Progenics and receive financial remuneration for their services.

The following table sets forth information with respect to our Scientific Advisory Boards.


Cancer Scientific Advisory Board

                        Name                                               Position/Affiliation
                        ----                                               --------------------
Alan N. Houghton, M.D. (Chairman)................     Chairman, Immunology Program, Sloan-Kettering and Professor,
                                                      Cornell University Medical College ("CUMC")

Angus G. Dalgleish, M.D., Ph.D...................     Chairman and Professor of Medical Oncology, St. George's
                                                      Hospital, London


                        Name                                               Position/Affiliation
                        ----                                               --------------------
Samuel J. Danishefsky, Ph.D......................     Kettering Professor and Head, Bioorganic Chemistry,
                                                      Sloan-Kettering Institute and Professor of Chemistry,
                                                      Columbia University
David R. Klatzmann, M.D., Ph.D...................     Professor of Immunology, Pitie-Salpetriere Hospital, Paris

Philip O. Livingston, M.D........................     Member, Sloan-Kettering and Professor, CUMC

John Mendelsohn, M.D.............................     President, The University of Texas M. D. Anderson Cancer
                                                      Center

David A. Scheinberg, M.D., Ph.D..................     Chief, Leukemia Service, Sloan-Kettering and Professor, CUMC

David B. Agus, M.D...............................     Research Director, Prostate Cancer Institute, Cedars-Sinai
                                                      Medical Center

Virology Scientific Advisory Board

                        Name                                               Position/Affiliation
                        ----                                               --------------------

Stephen P. Goff, Ph.D. (Chairman)................     Professor of Biochemistry, Columbia University

Mark Alizon, M.D., Ph.D..........................     Director of Research, Institute Cochin, Paris

Lawrence A. Chasin, Ph.D.........................     Professor of Biological Sciences, Columbia University

Leonard Chess, M.D...............................     Professor of Medicine, Columbia University

Wayne A. Hendrickson, Ph.D.......................     Professor of Biochemistry, Columbia University

Israel Lowy, M.D., Ph.D..........................     Assistant Professor of Medicine, Mount Sinai Medical Center

J. Steven McDougal, M.D..........................     Chief, Immunology Branch, CDC, Atlanta

Sherie L. Morrison, Ph.D.........................     Professor of Microbiology, UCLA

Robin A. Weiss, Ph.D.............................     Professor and Director of Research, ICR, Royal Cancer
                                                      Hospital, London

Other Scientific Consultants

David W. Golde, M.D..............................     Physician-in-Chief, Sloan-Kettering and Professor, CUMC

RISK FACTORS

         Our business and operations entail a variety of risks and uncertainties, including those described below.

IF WE CANNOT ADVANCE OUR PRODUCTS BEYOND THE EARLY STAGES OF PRODUCT DEVELOPMENT OR DEMONSTRATE CLINICAL EFFICACY, WE WILL NEVER COMMERCIALIZE A PRODUCT.

         Most of our products are at an early stage of development. The successful commercialization of our products will require significant further research, development, testing and regulatory approvals and additional investment. If we cannot advance our products beyond the early stages of product development or demonstrate clinical efficacy, we will never commercialize a product. There are a number of technological challenges that we must successfully address to complete most of our development efforts. We cannot assure you that any of our products in the research or preclinical development stage will yield results that would permit or justify clinical testing or that products that advance to clinical testing will be commercialized.

OUR PRODUCT DEVELOPMENT PROGRAMS ARE NOVEL AND, CONSEQUENTLY, INHERENTLY RISKY.

         We are subject to the risks of failure inherent in the development of product candidates based on new technologies. These risks include the possibility that:

         o  the technologies we use will not be effective;

         o our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals;

         o our product candidates will be hard to manufacture on a large scale or will be uneconomical to market; or

         o we do not successfully overcome technological challenges presented by our products.

         To our knowledge, no cancer therapeutic vaccine and no drug designed to treat HIV infection by blocking viral entry has been approved for marketing. Our other research and development programs involve similarly novel approaches to human therapeutics. Consequently, there is no precedent for the successful commercialization of products based on our technologies. We cannot assure you that any of our products will be successfully developed.

A SETBACK IN OUR GMK PROGRAM WOULD CAUSE A SHARP DROP IN OUR STOCK PRICE.

         We have an ongoing Phase III clinical trial for GMK and expect that a second Phase III clinical trial will commence in 2000. Both of these trials are designed to be pivotal, which means that they are designed to produce results sufficient to support regulatory approval. If the results of these trials are not satisfactory, we would need to conduct additional clinical trials or abandon our GMK program. Since GMK is our most advanced product, a setback of this nature would almost certainly cause a sharp drop in our stock price. Moreover, failure of our GMK program could reflect adversely on our MGV program.

         Although we have completed patient enrollment in our first pivotal Phase III clinical trial involving GMK, a considerable amount of time will elapse before we know the results of this trial. This time is required to conduct patient follow-up and then to analyze the data. We cannot predict how long this will take, although we do not expect to know the results much before the second half of 2000, and it is just as likely that we will not know the results before 2001 or later.

OUR CLINICAL TRIALS COULD TAKE LONGER TO COMPLETE THAN WE EXPECT.

         Although for planning purposes we forecast the commencement and completion of clinical trials, and have included some of those forecasts herein, the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. Our most advanced product candidates are intended for treating patients with relatively early stage cancer and are designed to delay or prevent the recurrence of disease. As a consequence, clinical trials involving these product candidates are likely to take longer to complete than clinical trials involving other types of therapeutics. We cannot assure you that clinical trials involving our product candidates will commence or be completed as forecasted.

         We have limited experience in conducting clinical trials. In certain circumstances we rely on corporate collaborators, academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We cannot assure you that these trials will commence or be completed as we expect or that they will be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials could shake investors' confidence in our ability to develop products, which would likely cause our stock price to decrease.

IF TESTING DOES NOT YIELD SUCCESSFUL RESULTS, OUR PRODUCTS WILL FAIL.

         If preclinical and clinical testing of one or more of our products does not yield successful results, those products will fail. To achieve the results we need, we or our collaborators must demonstrate a product's safety and efficacy in humans through extensive preclinical and clinical testing. Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

         o the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

         o potential products may not have the desired effect or may have undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;

         o results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

         o after reviewing test results, we or our collaborators may abandon projects which we might previously have believed to be promising, some of which may be described in this prospectus; and

         o we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks.

         Clinical testing is very expensive and can take many years. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product, which could adversely affect our profitability and credibility.

EVEN IF WE GET OUR PRODUCTS APPROVED, THEY MIGHT NOT BE ACCEPTED IN THE MARKETPLACE.

         The commercial success of our products will depend upon their acceptance by the medical community and third party payors as clinically useful, cost effective and safe. Even if our products obtain regulatory approval, we cannot assure you that they will achieve market acceptance of any significance. If any of our products do not achieve market acceptance, we will likely lose our entire investment in that product.

MARKETPLACE ACCEPTANCE WILL DEPEND IN PART ON COMPETITION IN OUR INDUSTRY, WHICH IS INTENSE.

         The extent to which any of our products achieve market acceptance will depend on competitive factors. Competition in our industry is intense, and it is accentuated by the rapid pace of technological development. Products currently exist in the market that will compete with the products that we are developing. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than do we. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our profitability and financial position would suffer.

IF WE LOSE OUR COLLABORATIVE PARTNERS, OR IF THEY DO NOT APPLY ADEQUATE RESOURCES TO OUR COLLABORATIONS, OUR PRODUCT DEVELOPMENT AND PROFITABILITY MAY SUFFER. IN PARTICULAR, ADVERSE DEVELOPMENTS IN OUR RELATIONSHIP WITH BRISTOL-MYERS SQUIBB COMPANY CAN HAVE A SIGNIFICANT AND ADVERSE EFFECT ON US AND OUR STOCK PRICE.

         Our business strategy includes entering into collaborations with corporate partners, primarily pharmaceutical companies, for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to certain of our product candidates. If we lose our collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and profitability may suffer.

         We have entered into a significant corporate collaboration with Bristol-Myers Squibb Company covering our most advanced product candidates, GMK and MGV. Adverse developments in our relationship with BMS can have a significant and adverse effect on us and our stock price. Pursuant to our agreements with BMS, we have granted to them the exclusive worldwide license to manufacture, use and sell GMK and MGV and any other products to which we have rights that include the GM2 or GD2 ganglioside antigens for the treatment or prevention of human cancer. As a result of the governing agreements, we are dependent on BMS to fund testing, to make certain regulatory filings and to manufacture and market existing and any future products resulting from this collaboration.

         We have also entered into a collaboration with the Roche Group of Basel, Switzerland pursuant to which we granted Roche an exclusive worldwide license to certain applications of our HIV co-receptor technology. This collaboration is subject to the same risks, to the extent of the product development program it covers, as our collaboration with BMS. We have also entered into collaborations with other partners.

         The amount and timing of resources dedicated by BMS or our other collaborators to their collaborations with us is not within our control. If any collaborator breaches or terminates its agreements with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. We cannot assure you that BMS or our other collaborative partners will not change their strategic focus or pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by these collaborative programs. For example, both BMS and Roche market products that may compete against products being developed in their collaborations with us. Our revenues and earnings also will be affected by the effectiveness of our corporate partners in marketing any successfully developed products.

         We cannot assure you that our collaborations with BMS or others will continue or be successful or that we will receive any further research funding or milestone or royalty payments. If our partners do not develop products under these collaborations, we cannot assure you that we would be able to do so on our own. Disputes may arise between us and BMS or our other collaborators as to a variety of matters, including financial or other obligations under our contracts, the most promising scientific or regulatory route to pursue or ownership of intellectual property rights. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of product candidates.

WE MAY NOT BE ABLE TO NEGOTIATE ADDITIONAL COLLABORATIVE AGREEMENTS, WHICH COULD REDUCE OUR RATE OF PRODUCT DEVELOPMENT.

         We intend to continue to enter into new collaborative agreements in the future. However, we cannot assure you that we will negotiate any additional collaborative arrangements or that any of these relationships, if established, will be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our current collaborations.

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY NEVER BE PROFITABLE.

         We have a history of operating losses, and we may never be profitable. We have incurred substantial losses since our inception. As of December 31, 1999, we had an accumulated deficit of approximately $17.7 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant product sales or royalty revenue for a number of years, if ever. We may incur additional operating losses in the future, which could increase significantly as we expand development and clinical trial efforts.

         Our ability to achieve long-term profitability is dependent in part on obtaining regulatory approvals for products and entering into agreements for commercialization of our products. However, we cannot assure you that our operations will be profitable even if any of our products under development is commercialized.

WE ARE LIKELY TO NEED ADDITIONAL FINANCING, BUT OUR ACCESS TO CAPITAL FUNDING IS UNCERTAIN.

         Our current and anticipated development projects require substantial capital. We are likely to need substantial additional funds to conduct research activities, preclinical studies, clinical trials and other activities relating to the successful commercialization of potential products. However, our access to capital funding is uncertain. We do not have committed external sources of funding for most of our drug discovery and development projects, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

         o  delay, reduce the scope of or eliminate one or more of our programs;

         o obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to technologies, product candidates or products that we would otherwise seek to develop or commercialize ourselves; or

         o license rights to technologies, product candidates or products on terms that are less favorable to us than might otherwise be available.

         If we raise additional funds by issuing equity securities, further dilution to stockholders may result, and new investors could have rights superior to existing stockholders.

WE HAVE LIMITED MANUFACTURING CAPABILITIES, WHICH COULD ADVERSELY IMPACT OUR ABILITY TO COMMERCIALIZE PRODUCTS.

         We have limited manufacturing capabilities, which may result in increased costs of production or delay product development or commercialization. In order to commercialize our product candidates successfully, we or our collaborators must be able to manufacture products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of our product candidates can be complex, difficult to accomplish even in small quantities, difficult to scale-up when large scale production is required and subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing certain of our products may make them prohibitively expensive. The contamination or loss of a supply of our product candidates, adjuvants or related materials could seriously delay clinical trials, since these materials are time-consuming to manufacture and cannot be readily obtained from third-party sources. We have constructed two pilot-scale manufacturing facilities, one for the production of vaccines and one for the production of recombinant proteins, which we believe will be sufficient to meet our initial needs for clinical trials. However, these facilities may be insufficient for late-stage clinical trials and would be insufficient for commercial-scale manufacturing requirements. We may be required to expand further our manufacturing staff and facilities, obtain new facilities or contract with corporate collaborators or other third parties to assist with production.

         In the event that we decide to establish a commercial-scale manufacturing facility, we will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with applicable regulations, which are extensive. We cannot assure you that we will be able to develop a manufacturing facility that both meets regulatory requirements and is sufficient for all clinical trials or commercial-scale manufacturing.

         We have entered into arrangements with third parties for the manufacture of certain of our products. We cannot assure you that this strategy will result in a cost-effective means for manufacturing products. In employing third-party manufacturers, we will not control many aspects of the manufacturing process. We cannot assure you that we will be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes or that commercial quantities of products will be available from contract manufacturers at acceptable costs.

WE ARE SUBJECT TO EXTENSIVE REGULATION, WHICH CAN BE COSTLY, TIME CONSUMING AND SUBJECT US TO UNANTICIPATED DELAYS.

         We and our products are subject to comprehensive regulation by the Food and Drug Administration in the United States and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of pharmaceutical products. Violations of regulatory requirements at any stage, whether before or after marketing approval is obtained, may result in fines, forced removal of a product from the market and other adverse consequences.

WE DO NOT YET HAVE, AND MAY NEVER OBTAIN, THE REGULATORY APPROVALS WE NEED TO SUCCESSFULLY MARKET OUR PRODUCTS.

         Our products have not yet been approved by applicable regulatory authorities for commercialization. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. We cannot guarantee that any of our products under development will be approved for marketing by the FDA. Even if regulatory approval of a product is granted, we cannot be certain that we will be able to obtain the labeling claims necessary or desirable for the promotion of such products. Even if we obtain regulatory approval, we may be required to undertake post-marketing trials to verify a product's efficacy or safety. In addition, identification of side effects after a drug is on the market or the occurrence of manufacturing problems could result in subsequent withdrawal of approval, reformulation of the drug, additional preclinical testing or clinical trials, changes in labeling of the product, and additional marketing applications. If we receive regulatory approval, we will also be subject to ongoing FDA obligations and continued regulatory review. Delays in receipt of or failure to receive regulatory approvals, or the loss of previously received approvals, would delay or prevent product commercialization, which would adversely affect our financial results.

WE ARE DEPENDENT ON OUR PATENTS AND PROPRIETARY RIGHTS. THE VALIDITY, ENFORCEABILITY AND COMMERCIAL VALUE OF THESE RIGHTS ARE HIGHLY UNCERTAIN.

         Our success is dependent in part on obtaining, maintaining and enforcing patent and other proprietary rights. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed in such cases, or the degree of protection afforded under such patents. Accordingly, we cannot assure you that patent applications owned by or licensed to us will result in patents being issued or that, if issued, the patents will give us an advantage over competitors with similar technology.

         We own or have licenses to certain issued patents. However, the issuance of a patent is not conclusive as to its validity or enforceability. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. We cannot assure you that our patents will not be successfully challenged. Moreover, the cost of litigation to uphold the validity of patents and to prevent infringement can be substantial. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, we cannot assure you that our patents will not be infringed or successfully avoided through design innovation.

         There may be patent rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products conflict with patent rights of others, they could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We cannot assure you that we would prevail in any such action or that any license required under any such patent would be made available on acceptable terms or at all. For example, we have filed a number of U.S. and foreign patent applications, one of which is owned jointly with the Aaron Diamond AIDS Research Center, relating to the discovery of the HIV co-receptor CCR5. We are aware that other groups have claimed discoveries similar to those covered by our patent applications. We do not expect to know for several years the relative strength of our patent position as compared to these other groups.

         The research, development and commercialization of a biopharmaceutical often involves alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend on subsequent discoveries and test results. There are numerous third-party patents in our field, and it is possible that to pursue the preferred development route of one or more of our products we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

         We are required to make substantial cash payments and achieve certain milestones and satisfy certain conditions, including filing investigational new drug applications, obtaining product approvals and introducing products, to maintain our rights under our licenses, including our licenses from Memorial Sloan-Kettering Cancer Center and Columbia University. We cannot assure you that we will be able to maintain our rights under these licenses. Termination of any of these licenses could result in our being unable to commercialize any related product.

         In addition to the intellectual property rights described above, we also rely on unpatented technology, trade secrets and confidential information. We cannot assure you that others will not independently develop substantially equivalent information and techniques or otherwise gain access to our technology or disclose such technology, or that we can effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. We cannot assure you, however, that these agreements will provide effective protection in the event of unauthorized use or disclosure of this confidential information.

WE ARE DEPENDENT ON THIRD PARTIES FOR A VARIETY OF FUNCTIONS; WE CANNOT ASSURE YOU THAT THESE ARRANGEMENTS WILL PROVIDE US WITH THE BENEFITS WE EXPECT.

         In addition to our reliance on corporate collaborators, we rely in part on third parties to perform a variety of functions, including research and development, manufacturing, clinical trials management and regulatory affairs. As of December 31, 1999, we had only 45 full-time employees. We are party to several agreements which place substantial responsibility on third parties for clinical development of our products. We also in-license technology from medical and academic institutions in order to minimize investments in early research, and we enter into collaborative arrangements with certain of these entities with respect to clinical trials of product candidates. We cannot assure you that we will be able to maintain any of these relationships or establish new ones on beneficial terms, that we can enter into these arrangements without undue delays or expenditures or that these arrangements will allow us to compete successfully.

WE LACK SALES AND MARKETING EXPERIENCE, WHICH MAKES US DEPENDENT ON THIRD PARTIES FOR THEIR EXPERTISE IN THIS AREA.

         Assuming receipt of required regulatory approvals, we expect to market and sell our products principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. Our agreements with Bristol-Myers Squibb Company, the Roche Group and CYTOGEN Corporation grant these collaborators exclusive marketing rights with respect to products resulting from their respective collaborations with us. We have no experience in sales, marketing or distribution. To the extent that we enter into distribution, co-marketing, co-promotion or licensing arrangements for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources such third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources would be required to develop an internal sales force. We cannot assure you that we would be able to establish a successful sales force should we choose to do so.

IF WE LOSE KEY MANAGEMENT AND SCIENTIFIC PERSONNEL ON WHOM WE DEPEND, OUR BUSINESS COULD SUFFER.

         We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Maddon, our Chief Executive Officer and Chief Science Officer, or Mr. Prentki, our President, could cause our management and operations to suffer unless a qualified replacement could be found. We maintain key man life insurance on Dr. Maddon in the amount of $2.5 million. We have an employment agreement with Dr. Maddon that expires in December 2001 and one with Mr. Prentki that expires in March 2001.

         Competition for qualified employees among companies in the biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we may be required to expand substantially our personnel, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and marketing. We cannot assure you that we will be successful in hiring or retaining qualified personnel.

IF SUFFICIENT QUANTITIES OF THE RAW MATERIALS NEEDED TO MAKE OUR PRODUCTS ARE NOT AVAILABLE, PRODUCT DEVELOPMENT AND COMMERCIALIZATION COULD BE SLOWED OR STOPPED.

         We cannot assure you that sufficient quantities of the raw materials needed to make our products will be available to support continued research, development or commercial manufacture of our products. We currently obtain supplies of critical raw materials used in production of GMK and MGV from single sources. In particular, commercialization of GMK and MGV requires an adjuvant, QS-21, available only from Aquila Biopharmaceuticals Inc. We have entered into a license and supply agreement with Aquila pursuant to which Aquila agreed to supply us with all of our QS-21 requirements for use in certain ganglioside-based cancer vaccines, including GMK and MGV. In connection with our collaboration with Bristol-Myers Squibb Company, we granted to BMS a non-exclusive sublicense under our license and supply agreement with Aquila, and BMS entered into a supply agreement with Aquila. We cannot assure you that Aquila will be able to supply sufficient quantities of QS-21 or that we or BMS will have the right or capability to manufacture sufficient quantities of QS-21 to meet our needs if Aquila is unable or unwilling to do so. We cannot assure you that we will not be subject to delays or disruption in the supply of this component. Any delay or disruption in the availability of raw materials could slow or stop product development and commercialization of the relevant product.

A SUBSTANTIAL PORTION OF OUR FUNDING COMES FROM FEDERAL GOVERNMENT GRANTS; WE CANNOT RELY ON THESE GRANTS AS A CONTINUING SOURCE OF FUNDS.

         A substantial portion of our revenues to date has been derived from federal research grants. We cannot rely on these grants as a continuing source of funds. The government's obligation to make payments under these grants is subject to appropriation by the United States Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them. Consequently, we cannot assure you that we will be awarded research grants in the future or that any amounts derived from them will not be less than those received to date.

WE ARE SUBJECT TO THE UNCERTAINTY RELATED TO HEALTH CARE REFORM MEASURES AND REIMBURSEMENT POLICIES.

         In recent years, there have been numerous proposals to change the health care system in the United States. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In addition, as a result of the trend towards managed health care in the United States, as well as legislative proposals to reduce government insurance programs, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly-approved health care products. If we or any of our collaborators succeeds in bringing one or more of our products to market, we cannot assure you that third-party payors will establish and maintain price levels sufficient for realization of an appropriate return on our investment in product development. Significant changes in the health care system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our profitability. Such changes also could have a material adverse effect on our ability to raise capital. Furthermore, our ability to commercialize products may be adversely affected to the extent that these proposals affect our collaborators.

WE ARE EXPOSED TO PRODUCT LIABILITY CLAIMS, AND IT IS UNCERTAIN THAT IN THE FUTURE INSURANCE AGAINST THESE CLAIMS WILL BE AVAILABLE TO US AT A REASONABLE RATE.

         Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We cannot assure you that we will be able to avoid product liability exposure. Product liability insurance for the biopharmaceutical industry is generally expensive, when available at all. We have obtained product liability insurance coverage in the amount of $5.0 million per occurrence, subject to a $5.0 million aggregate limitation. However, we cannot assure you that our present insurance coverage is now or will continue to be adequate. In addition, some of our license and collaborative agreements require us to obtain product liability insurance. It is possible that future license and collaborative agreements may also include such a requirement. We cannot assure you that adequate insurance coverage will be available to us at a reasonable cost in the future or that a product liability claim or recall would not have a material adverse effect on our financial position.

WE DEAL WITH HAZARDOUS MATERIALS AND MUST COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS, WHICH CAN BE EXPENSIVE AND RESTRICT HOW WE DO BUSINESS. WE COULD ALSO BE LIABLE FOR DAMAGES, PENALTIES OR OTHER FORMS OF CENSURE IF WE ARE INVOLVED IN A HAZARDOUS WASTE SPILL OR OTHER ACCIDENT.

         Our research and development work and manufacturing processes involve the use of hazardous, controlled and radioactive materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Despite precautionary procedures that we implement for handling and disposing of these materials, the risk of accidental contamination or injury cannot be eliminated. In the event of a hazardous waste spill or other accident, we could also be liable for damages, penalties or other forms of censure. Although we believe that we are in compliance in all material respects with applicable environmental laws and regulations, we cannot assure you that we will not be required to incur significant costs to comply with environmental laws and regulations in the future or that we will not be materially and adversely affected by current or future environmental laws or regulations.

OUR STOCK PRICE HAS A HISTORY OF VOLATILITY. YOU SHOULD CONSIDER AN INVESTMENT IN OUR STOCK AS RISKY AND INVEST ONLY IF YOU CAN WITHSTAND A SIGNIFICANT LOSS.

         Our stock price has a history of significant volatility. This volatility has existed even in the absence of significant news or developments relating to Progenics. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

         o the results of preclinical studies and clinical trials by us, our collaborators or our competitors;

         o announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

         o developments in our relationships with collaborative partners, especially Bristol-Myers Squibb Company;

         o  developments in patent or other proprietary rights;

         o  governmental regulation;

         o  changes in reimbursement policies;

         o  health care legislation;

         o public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

         o  fluctuations in our operating results; and

         o  a general market conditions.

In addition, the market prices of equity securities generally have experienced significant volatility in the recent past, with the stock of small capitalization companies, like us, experiencing the greatest volatility. These price swings, both as to our stock and as to our industry and the stock market generally, are apt to continue. Moreover, the experiences of other companies would lead us to expect a severe decline in our stock price if we experience an adverse development in our business. As described above, our business plan is risky, and so there is a very real possibility that we will not succeed in achieving our goals.

ANTI-TAKEOVER PROVISIONS MAY DISCOURAGE HOSTILE BIDS FOR CONTROL OF OUR COMPANY THAT MAY BE BENEFICIAL TO OUR STOCKHOLDERS.

         Certain of our stockholders, including Dr. Maddon and stockholders affiliated with Tudor Investment Corporation, beneficially own or control a substantial portion of our outstanding shares of common stock and therefore may have the ability, acting together, to elect all of our directors, to determine the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of our company and, consequently, could adversely affect the market price of our common stock. In addition, our Board of Directors is authorized, without further stockholder action, to issue from time to time shares of preferred stock in one or more designated series or classes. The issuance of preferred stock, as well as provisions in certain of our stock options which provide for acceleration of exercisability upon a change of control, and Section 203 and other provisions of the Delaware General Corporation Law, could make the takeover of Progenics or the removal of our board of directors or management more difficult, discourage hostile bids for control of Progenics in which stockholders may receive a premium for their shares of common stock or otherwise dilute the rights of holders of common stock and depress the market price of our common stock.

SALES OF COMMON STOCK MAY HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

         A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding options and warrants are eligible for sale in the public market. Sales of substantial numbers of shares of common stock could adversely affect prevailing market prices. Some of our stockholders are entitled to require us to register their shares of common stock for offer or sale to the public. We have filed a Form S-8 registration statement registering shares issuable pursuant to our stock option plans. Any sales by existing stockholders or holders of options or warrants may have an adverse effect on our ability to raise capital and may adversely affect the market price of the common stock.

ITEM 2.  PROPERTIES

         We sublease approximately 24,000 square feet of laboratory, manufacturing and office space in Tarrytown, New York. We sublease this space pursuant to a sublease which terminates in December 2000. We have pilot production facilities within these leased facilities for the manufacture of products for clinical trials. We believe that these facilities are adequate for our current needs, although we may in the future need to expand our facilities for additional research and development and manufacturing capacity.

ITEM 3.  LITIGATION

         We are not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         Our Common Stock is quoted on the Nasdaq National Market under the symbol "PGNX." Shares of our Common Stock were first offered to the public on November 19, 1997. The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock, as reported on the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                            High         Low
                                                            ----         ---

     1998:
     First quarter.....................................    $ 22 5/8   $ 13
     Second quarter....................................      22         13
     Third quarter.....................................      15 3/4      8 1/2
     Fourth quarter....................................      16 1/2      9

     1999:
     First quarter.....................................      16 3/4     10 5/8
     Second quarter....................................      15 1/4     11 3/8
     Third quarter.....................................      31 3/8     12 1/2
     Fourth quarter....................................      59 3/4     15 1/2


     On March 28, 2000, the last sale price for the Common Stock as reported by Nasdaq was $67.50. There were approximately 157 holders of record of the Company's Common Stock as of March 28, 2000.

DIVIDENDS

         We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

ITEM 6.

SELECTED FINANCIAL DATA

         The selected financial data presented below as of December 31, 1998 and 1999 and for each of the years in the three year period ended December 31, 1999 are derived from the Company's audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 1995, 1996 and 1997 and for each of the years in the two-year period ended December 31, 1996 are derived from the Company's audited financial statements not included herein. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and related Notes included elsewhere herein.



                                                                      Years Ended December 31,
                                                         ---------------------------------------------
                                                         1995      1996       1997      1998      1999
                                                         ----      ----       ----      ----      ----
                                                             (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenues:
   Contract research and development ................  $   200    $   318    $14,591   $11,135   $14,867
   Research grants ..................................      525        203        665     1,251     1,106
   Product sales ....................................       50         98         57       180        40
   Interest income ..................................       46        106        301     1,455     1,440
                                                       -------    -------    -------   -------   -------
     Total revenues .................................      821        725     15,614    14,021    17,453
                                                       -------    -------    -------   -------   -------
EXPENSES:
   Research and development .........................    3,852      3,700      7,364     8,296    11,227
   General and administrative .......................    1,094      2,808      2,222     3,841     3,866
   Loss in Joint Venture ............................                                              2,047
   Interest expense .................................       87         51        312        43       112
   Depreciation and amortization ....................      291        309        319       388       697
                                                       -------    -------    -------   -------   -------
     Total expenses .................................    5,324      6,868     10,217    12,568    17,949
                                                       -------    -------    -------   -------   -------
     Operating (loss) income ........................   (4,503)    (6,143)     5,397     1,453      (496)
   Income taxes .....................................                            258
     Net (loss) income ..............................  $(4,503)   $(6,143)   $ 5,139   $ 1,453   $  (496)
                                                       =======    =======    =======   =======   =======
Per share amounts on net (loss) income (1):
   Basic ............................................  $ (1.99)   $ (2.68)   $  1.64   $  0.16   $ (0.05)
                                                       =======    =======    =======   =======   =======
   Diluted ..........................................  $ (1.99)   $ (2.68)   $  0.66   $  0.14   $ (0.05)
                                                       =======    =======    =======   =======   =======


                                                                      Years Ended December 31,
                                                         ---------------------------------------------
                                                         1995      1996       1997      1998      1999
                                                         ----      ----       ----      ----      ----
                                                            (In thousands, except per share data)
BALANCE SHEET DATA:
   Cash, cash equivalents and marketable securities ...$  559    $   647    $23,624   $24,650   $67,617
   Working capital ....................................    19     (1,109)    20,562    25,137    53,053
     Total assets ..................................... 1,736      1,663     24,543    27,900    71,261
   Capital lease obligations and deferred lease
   liability, long-term portion .......................   213        156        141       117        37
     Total stockholders' equity (deficit) .............   852       (385)    23,034    26,079    67,821

----------
(1) For all periods presented above, the Company adopted the provision of Financial Accounting Standard No. 128 "Earnings per Share". (See notes to the Financial Statements)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral and other life-threatening diseases. We commenced principal operations in late 1988 and since that time have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that we have under development, we will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before we receive revenues from sales of any of these products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through December 31, 1999 have been payments received under our collaboration agreements, research grants and contracts related to our cancer and HIV programs and interest income.

         To date, a majority of our expenditures have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at December 31, 1999, an accumulated deficit of approximately $17,704,000. We have financed our operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under our collaboration with the Bristol-Myers Squibb Company beginning in July 1997, payments received under our collaboration with the Roche Group beginning in January 1998, funding under research grants and contracts, the proceeds of our initial public offering in November 1997, the proceeds of a subsequent public offering in November 1999, and the proceeds from the exercise of outstanding options and warrants. We will require additional funds to complete the development of our products, to fund the cost of clinical trials and to fund operating losses that are expected to continue for the foreseeable future. We do not expect our products under development to be commercialized in the near future.

RESULTS OF OPERATIONS

Years Ended December 31, 1998 and 1999

         Contract research and development revenue increased from $11,135,000 in 1998 to $14,867,000 in 1999. The increase was the result of receiving additional milestone and related payments in 1999 compared to 1998, in connection with our collaboration with BMS, while reimbursement of clinical development costs during 1999 remained at 1998 levels. Revenues from research grants decreased slightly from $1,251,000 in 1998 to $1,106,000 in 1999. The decrease resulted from the funding of a greater number of grants in 1998. Sales of research reagents decreased from $180,000 in 1998 to $40,000 in 1999 resulting from decreased orders for such reagents during 1999. Interest income was relatively unchanged in 1999 compared to 1998 as cash available for investing remained relatively constant.

         Research and development expenses increased from $8,297,000 in 1998 to $11,227,000 in 1999. The increase was principally due to additional costs of manufacturing GMK and monitoring clinical trials during 1999, and additional costs of manufacturing PRO 542. We also initiated a new joint venture with CYTOGEN Corporation in 1999.

         General and administrative were relatively unchanged in 1999 compared to 1998.

         The Company recognized a loss in its joint venture with CYTOGEN of approximately $2,047,000 for the year ended December 31, 1999 as the joint venture paid a license fee with respect to intellectual property and commenced research efforts on PSMA in the second half of 1999.

         Interest expense increased from $43,000 in 1998 to $112,000 in 1999. The increase was principally due to the recognition of interest expense as the Company discounted future capital contributions to the joint venture.

         In 1998, we were able to utilize net operating loss carryforwards to offset our income and, therefore, had no provision for income taxes. In 1999, we recognized a net loss and, therefore, had no provision for income taxes

         Our net income was $1,453,000 in 1998 compared to net loss of $496,000 in 1999.

Years Ended December 31, 1997 and 1998

         Contract research and development revenue decreased from $14,591,000 in 1997 to $11,135,000 in 1998. In connection with our collaboration with BMS, we received a licensing fee in 1997 and a milestone payment in 1998 and reimbursement of clinical development during both years. Revenues from research grants increased from $665,000 in 1997 to $1,251,000 in 1998. The increase resulted from the funding of a greater number of grants in 1998. Sales of research reagents increased from $57,000 in 1997 to $180,000 in 1998 resulting from increased orders for such reagents during 1998. Interest income increased from $301,000 in 1997 to $1,455,000 in 1998 due to the increase in cash available for investing as we received continued funding under our collaboration with BMS and invested the proceeds of our initial public offering completed in November 1997.

         Research and development expenses increased from $7,364,000 in 1997 to $8,296,000 in 1998. The increase was principally due to additional costs of manufacturing GMK and monitoring clinical trials during 1998, and additional costs of manufacturing PRO 542.

         General and administrative expenses increased from $2,222,000 in 1997 to $3,841,000 in 1998. The increase was principally due to the increase of professional fees associated with the negotiation of potential license agreements and increased costs of investor relations associated with operating as a public entity for the full year of 1998. Interest expense decreased from $312,000 in 1997 to $43,000 in 1998 as borrowings under a line of credit that commenced in March 1997 were repaid in July 1997. We also had more interest expense on capitalized leases during 1997. Depreciation and amortization increased from $319,000 in 1997 to $388,000 in 1998. We purchased additional laboratory and office equipment in 1998.

         In 1998, we were able to utilize net operating loss carryforwards to offset our income and, therefore, had no provision for income taxes. In 1997, we recognized a provision for income taxes of $258,000, which was based upon prevailing federal and state tax rates reduced by the utilization of net operating loss carryforwards to the extent permitted by the alternative minimum tax rules.

         Our net income in 1997 was $5,139,000 compared to net income of $1,453,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         We have funded our operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, a line of credit that was repaid and terminated, payments received under collaboration agreements, including those with BMS and Roche, two public offerings of common stock, funding under research grants and contracts, interest on investments, and the proceeds from the exercise of outstanding options and warrants.

         In March 1997, we entered into a credit agreement with Chase Capital Bank, which provided for borrowings of up to $2,000,000. We borrowed the full amount available under this facility in drawings made between March and June 1997. Our borrowings had a stated interest rate of prime and were used to fund working capital. We repaid all outstanding borrowings in July 1997 from proceeds of payments we received under our collaboration with BMS. Upon repayment, the line of credit terminated. Our obligations under the Chase loan agreement were guaranteed by two of our affiliates, and in consideration of such guarantee these affiliates were issued between March and July 1997 warrants to purchase an aggregate of 70,000 shares of common stock at an exercise price of $4.00 per share. At June 30, 1999, all 70,000 warrants were outstanding and fully exercisable.

         In November 1997, we sold 2,300,000 shares of common stock in our initial public offering. After deducting underwriting discounts and commissions and other expenses, we received net proceeds of $16,015,000. In November 1999, we completed an additional public offering of 2,300,000 shares of common stock and received net proceeds, after underwriting discounts and commissions and other expenses, of $40,584,000. The net proceeds from both offerings were invested in short-term, interest bearing investment grade securities pending further application.

         At December 31, 1999, we had cash, cash equivalents and marketable securities, including non-current portion, totaling approximately $67,617,000 compared with approximately $24,650,000 at December 31, 1998. Our facility lease has been extended to December 2000. In connection with the extended facility lease, we expended approximately $1.0 million for equipment and leasehold improvements during 1999. In addition, we are obligated, under the terms of our joint venture with CYTOGEN Corporation, to contribute to the joint venture an additional $1.0 million in license fees through December 31, 2001 and to fund research and development of up to $3.0 million.

         We believe that our existing capital resources should be sufficient to fund operations at least through 2001. However, this is a forward-looking statement based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets before such time. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, our cash requirements may vary materially from those now planned because of results of research and development and product testing, potential relationships with in-licensors and collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. We have no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage. We may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technology, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

YEAR 2000 COMPLIANCE

         The "Year 2000" problem relates to many currently installed computers and software as well as other equipment that relies on embedded computer technology. If these systems are not capable of distinguishing 21st century dates from 20th century dates they will experience operating difficulties subsequent to December 31, 1999 unless modified, upgraded, or replaced to adequately process information involving, related to or dependent upon the century change. If a system used by us or a third party dealing with us fails because of the inability of the system to properly read a 21st century date, the results could have a material adverse effect on our operations. We believe that we have identified and corrected any potential Year 2000 problems by modifying, upgrading or replacing the necessary hardware and software in these major systems, and to date we have not experienced any significant Year 2000 problems. We cannot assure you, however, that we identified all Year 2000 non-compliant business systems on which we rely or adequately remediated non-compliant systems that we have identified. Costs incurred to date to correct Year 2000 problems have been immaterial.

IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

         We believe that the future adoption of recently issued accounting standards will not have a material impact on our financial statements, except that the we are currently evaluating the future impact that Staff Accounting Bulletin 101, "Revenue Recognition", issued in December 1999 by the Securities and Exchange Commission, will have on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, the Company did not hold any market risk sensitive instruments.

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

a)       Documents filed as part of this Report:

         1.       Report of Independent Accountants

         2.       Financial Statements and Supplemental Data
                  Balance Sheets at December 31, 1998 and 1999
                  Statements of Operations for the years ended December 31, 1997, 1998 and 1999 Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999 Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 Notes to the Financial Statements

b)       Reports on Form 8-K

         On October 26, 1999 we filed a current report on Form 8-K announcing our results of operations for the third quarter and the first nine months of 1999. The report contained consolidated statement of operations and condensed balance sheets for the third quarter and the nine months ended September 1999.

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

                                          Progenics Pharmaceuticals, Inc.

                                          By: /s/ Paul J. Maddon, M.D., Ph.D.
                                              --------------------------------
                                              Paul J. Maddon, M.D., Ph.D.
                                              Chairman of the Board and Chief
                                                Executive Officer

Date: March 30, 2000
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE                                  TITLE                                  DATE
--------------------------------------     -----------------------------------  -------------------

/s/ Paul J. Maddon, M.D., Ph.D.            Chairman of the Board and Chief        March 30 , 2000
--------------------------------------     Executive Officer (Principal
Paul J. Maddon, M.D., Ph.D.                Executive Officer)

/s/ Ronald J. Prentki                      President and Director                 March 30, 2000
--------------------------------------
Ronald J. Prentki

/s/ Robert A. McKinney                     Vice President, Finance and            March 30, 2000
--------------------------------------     Operations and Treasurer (Principal)
Robert A. McKinney                         Financial and Accounting Officer)

/s/ Charles A. Baker                       Director                               March 30, 2000
--------------------------------------
Charles A. Baker

/s/ Mark F. Dalton                         Director                               March 30, 2000
--------------------------------------
Mark F. Dalton

/s/ Stephen P. Goff, Ph.D.                 Director                               March 30, 2000
--------------------------------------
Stephen P. Goff, Ph.D.

/s/ Kurt W. Briner                         Director                               March 30, 2000
--------------------------------------
Kurt W. Briner

/s/ Paul F. Jacobson                       Director                               March 30, 2000
--------------------------------------
Paul F. Jacobson

/s/ David A. Scheinberg, M.D., Ph.D.       Director                               March 30, 2000
------------------------------------
David A. Scheinberg, M.D., Ph.D.


PROGENICS PHARMACEUTICALS, INC.
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                                                                         PAGE
PROGENICS PHARMACEUTICALS, INC.

Report of Independent Accountants                                                         F-2

Financial Statements:
   Balance Sheets as of December 31, 1998 and 1999                                        F-3

   Statements of Operations for the years ended December 31, 1997,
      1998 and 1999                                                                       F-4

   Statements of Stockholders' (Deficit) Equity  for the years ended
      December 31, 1997, 1998 and 1999                                                    F-5

   Statements of Cash Flows for the years ended December 31, 1997,
      1998 and 1999                                                                       F-6

Notes to Financial Statements                                                             F-7

PSMA DEVELOPMENT COMPANY L.L.C.

Report of Independent Accountants                                                         F-27

Financial Statements:
   Balance Sheet as of December 31, 1999                                                  F-28

   Statement of Operations for the period from June 15, 1999 (inception)
      To December 31, 1999                                                                F-29

   Statement of Stockholders' Equity  for the period from June 15, 1999 (inception)
      To December 31, 1999                                                                F-30

   Statement of Cash Flows for the period from June 15, 1999 (inception)
      To December 31, 1999                                                                F-31

Notes to Financial Statements                                                             F-32

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Progenics Pharmaceuticals, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. (the "Company") at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                PricewaterhouseCoopers LLP

New York, New York
February 11, 2000 except for
the last three paragraphs of
Note 7c, for which the date
is March 6, 2000

PROGENICS PHARMACEUTICALS, INC.
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                          DECEMBER 31,
                                                                                ---------------------------------
                                                                                   1998                1999
ASSETS
Current assets:
Cash and cash equivalents                                                       $14,437,263       $24,212,448
Marketable securities                                                            10,212,876        29,655,101
Accounts receivable                                                               1,634,480         1,146,740
Other current assets                                                                555,862         1,024,459
                                                                                -----------       -----------
    TOTAL CURRENT ASSETS                                                         26,840,481        56,038,748
                                                                                -----------       -----------
Marketable securities                                                                              13,749,156
Fixed assets, at cost, net of accumulated
depreciation and amortization                                                     1,045,389         1,396,917
Investment in joint venture                                                                            73,044
Security deposits and other assets                                                   13,745             3,039
                                                                                -----------       -----------
    TOTAL ASSETS                                                                $27,899,615       $71,260,904
                                                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses                                           $ 1,595,665       $ 2,453,564
Amount due to joint venture                                                                           452,606
Capital lease obligations, current portion                                          107,346            79,562
                                                                                -----------       -----------
    TOTAL CURRENT LIABILITIES                                                     1,703,011         2,985,732

Amount due to joint venture                                                                           417,141
Capital lease obligations                                                           117,166            37,328
                                                                                -----------       -----------
    TOTAL LIABILITIES                                                             1,820,177         3,440,201
                                                                                ===========       ===========
Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock, $.001 par value; 14,320,174 shares authorized;
issued and outstanding - none
Common stock, $.0013 par value; 40,000,000 shares authorized;
      shares issued and outstanding 9,358,207 in 1998
      and 11,905,774 in 1999                                                         12,166            15,478
Additional paid-in capital                                                       44,377,193        86,329,599
Unearned compensation                                                            (1,111,018)         (591,142)
Accumulated deficit                                                             (17,207,993)      (17,703,528)
Accumulated other comprehensive (loss) income                                         9,090          (229,704)
                                                                                -----------       -----------

    TOTAL STOCKHOLDERS' EQUITY                                                   26,079,438        67,820,703
                                                                                -----------       -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $27,899,615       $71,260,904
                                                                                ===========       ===========



    The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                           YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------------
                                                                1997                1998                1999
Revenues:
Contract research and development                           $14,591,505         $ 11,135,026         $ 14,866,982
Research grants                                                 664,983            1,250,908            1,106,298
Product sales                                                    56,531              180,204               40,315
Interest income                                                 300,966            1,454,844            1,439,461
                                                            -----------         ------------         ------------
   TOTAL REVENUES                                            15,613,985           14,020,982           17,453,056
                                                            -----------         ------------         ------------
Expenses:
Research and development                                      7,364,117            8,296,559           11,226,521
General and administrative                                    2,221,667            3,840,737            3,866,321
Loss in Joint Venture                                                                                   2,047,409
Interest expense                                                311,522               42,729              111,925
Depreciation and amortization                                   319,486              387,920              696,415
                                                            -----------         ------------         ------------

   TOTAL EXPENSES                                            10,216,792           12,567,945           17,948,591
                                                            -----------         ------------         ------------

  OPERATING INCOME (LOSS)                                     5,397,193            1,453,037             (495,535)

Income taxes                                                    257,770
                                                            -----------         ------------         ------------

   NET INCOME (LOSS)                                        $ 5,139,423         $  1,453,037         $   (495,535)
                                                            -----------         ------------         ------------
Net income (loss) per share - basic                         $      1.64         $       0.16         $      (0.05)
                                                            ===========         ============         ------------

Net income (loss) per share - diluted                       $      0.66         $       0.14           $    (0.05)
                                                            -----------         ------------      ---------------

    The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999
--------------------------------------------------------------------------------

                                                        Preferred Stock          Common Stock       Additional
                                                      --------------------- -----------------------   Paid-in       Unearned
                                                       Shares     Amount      Shares      Amount      Capital     Compensation
Balance at December 31, 1996                          5,679,826  $   5,680    2,294,675   $  2,983  $23,862,082  $    (454,952)

Issuance of compensatory stock options and warrants                                                   2,634,950     (2,634,950)
Amortization of unearned compensation                                                                                1,328,521
Exercise of stock options ($1.33 per share)                                      27,000         35       35,875
Issuance of common stock in July  in consideration for
an amendment to an agreement ($7.50 per share)                                  120,000        156      899,844
Issuance of common stock in an initial public offering
($8.00 per share), net of expenses                                            2,300,000      2,990   16,011,808
Conversion of preferred stock to common stock
as the result of the initial public offering          (5,679,826)   (5,680)   4,259,878      5,538          142
Net income for the year ended December 31, 1997
Net unrealized gain on marketable securities
                                                     ----------- ---------   ----------   --------  -----------  -------------
Balance at December 31, 1997                                  -          -    9,001,553     11,702   43,444,701     (1,761,381)

Amortization of unearned compensation                                                                                  650,363
Sale of Common Stock under employee stock purchase
plans and exercise of stock options                                             356,654        464      907,667
Other adjustments to stockholders' equity                                                                24,825
Net income for the year ended December 31, 1998
Changes in unrealized gain on marketable securities
                                                     ----------- ---------   ----------   --------  -----------  -------------
Balance at December 31, 1998                                                  9,358,207     12,166   44,377,193     (1,111,018)

Amortization of unearned compensation                                                                                  519,876
Issuance of compensatory stock options                                                                   48,332
Sale of Common Stock under employee stock purchase
plans and exercise of stock options and warrants                                247,567        322    1,322,841
Issuance of Common Stock in connection with
    a public offering ($19.00/share), net of expenses                         2,300,000      2,990   40,581,233
Net loss for the year ended December 31, 1999
Changes in unrealized (loss) on marketable securities
                                                     ----------- ---------   ----------   --------  -----------  -------------
Balance at December 31, 1999                                                 11,905,774   $ 15,478  $86,329,599  $    (591,142)
                                                     =========== =========   ==========   ========  ===========  =============


                                                                          Accumulated
                                                                             Other
                                                       Accumulated       Comprehensive                         Comprehensive
                                                         Deficit            Income             Total           (Loss) Income
Balance at December 31, 1996                         $(23,800,453)                        $  (384,660)

Issuance of compensatory stock options and warrants
Amortization of unearned compensation                                                       1,328,521
Exercise of stock options ($1.33 per share)                                                    35,910
Issuance of common stock in July  in consideration for
an amendment to an agreement ($7.50 per share)                                                900,000
Issuance of common stock in an initial public offering
($8.00 per share), net of expenses                                                         16,014,798
Conversion of preferred stock to common stock
as the result of the initial public offering
Net income for the year ended December 31, 1997           5,139,423                         5,139,423           $5,139,423
Net unrealized gain on marketable securities                             $     340                340                  340
                                                     --------------      ---------        -----------           ----------
Balance at December 31, 1997                            (18,661,030)           340         23,034,332           $5,139,763
                                                                                                                ==========

Amortization of unearned compensation                                                         650,363
Sale of Common Stock under employee stock purchase
plans and exercise of stock options                                                           908,131
Other adjustments to stockholders' equity                                                      24,825
Net income for the year ended December 31, 1998           1,453,037                       $ 1,453,037            1,453,037
Changes in unrealized gain on marketable securities                          8,750              8,750                8,750
                                                     --------------      ---------        -----------           ----------
Balance at December 31, 1998                            (17,207,993)         9,090         26,079,438           $1,461,787
                                                                                                                ==========

Amortization of unearned compensation                                                         519,876
Issuance of compensatory stock options                                                         48,332
Sale of Common Stock under employee stock purchase
plans and exercise of stock options and warrants                                            1,323,163
Issuance of Common Stock in connection with
    a public offering ($19.00/share), net of expenses                                      40,584,223
Net loss for the year ended December 31, 1999              (495,535)                         (495,535)            (495,535)
Changes in unrealized (loss) on marketable securities                     (238,794)          (238,794)            (238,794)
                                                     --------------      ---------        -----------           ----------
Balance at December 31, 1999                            (17,703,528)      (229,704)       $67,820,703           $ (734,329)
                                                     ==============      =========        ===========           ==========


Securities issued for non-cash consideration were valued based upon the Board of Directors' estimate of fair value of the securities issued at the time the services were rendered or based on quoted prices as per NASDAQ Market.

  The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                        December 31,
                                                                    --------------------------------------------------
                                                                         1997             1998              1999
Cash flows from operating activities:
  Net income (loss)                                                  $ 5,139,423       $ 1,453,037        $  (495,535)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                      319,486           387,920            696,415
      Amortization of premiums, net of discounts, on
        marketable securities                                                              132,406            148,857
       Amortization of discount on investment in Joint Venture                                                 72,813
       Loss in Joint Venture                                                                                2,047,409
      Expenses incurred in connection with issuance of
        common stock, stock options and warrants                       1,328,521           650,363            568,208
      Stock issued in consideration for amending an agreement            900,000
      Other                                                                                 24,825
      Changes in assets and liabilities:
           (Increase) decrease  in accounts receivable                   (50,197)       (1,470,172)           487,740
           (Increase) in prepaid and other current assets                 (5,433)         (529,379)          (468,597)
           (Increase) decrease in security deposits and other assets      (1,309)           25,776             10,706
           (Decrease) increase in accounts payable and accrued expenses (559,596)          410,376            852,796
           Increase in investment in Joint Venture                                                         (1,323,519)
           Decrease in deferred lease liability                          (16,735)
           Increase (decrease) in income taxes payable                    57,770           (57,770)
                                                                     -----------       -----------        -----------
             Net cash provided by operating activities                 7,111,930         1,027,382          2,597,293
                                                                     -----------       -----------        -----------
Cash flows from investing activities:
  Capital expenditures                                                   (69,784)         (767,688)        (1,042,840)
  Purchase of marketable securities                                   (1,886,036)       (9,295,332)       (46,449,032)
  Sale of marketable securities                                                            845,000         12,870,000
  Other                                                                                     80,732                  -
                                                                     -----------       -----------        -----------
             Net cash used in investing activities                    (1,955,820)       (9,137,288)       (34,621,872)
                                                                     -----------       -----------        -----------
Cash flows from financing activities:
  Proceeds from issuance of equity securities, net of
    offering expenses                                                 16,050,708           908,131         41,907,386
  Payment of capital lease obligations                                  (115,557)          (98,887)          (107,622)
  Proceeds from notes payable                                          2,000,000                                    -
  Repayments of notes payable                                         (2,000,000)                                   -
                                                                     -----------       -----------        -----------
             Net cash provided by financing activities                15,935,151           809,244         41,799,764
                                                                     -----------       -----------        -----------
             Net increase (decrease) in cash and cash equivalents     21,091,261        (7,300,662)         9,775,185
                                                                     -----------       -----------        -----------
Cash and cash equivalents at beginning of period                         646,664        21,737,925         14,437,263
                                                                     -----------       -----------        -----------
             Cash and cash equivalents at end of period              $21,737,925       $14,437,263        $24,212,448
                                                                     ===========       ===========        ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                             $    83,655       $    42,729        $    38,832
  Cash paid for income taxes                                             200,000           140,000

Supplemental disclosure of noncash investing and
  financing activities:
    Increase in capital lease obligations                            $    95,000       $    99,138
    Fixed assets included in accounts payable and accrued expenses                          40,959             35,856


  The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       ORGANIZATION AND BUSINESS

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION
         The Company has derived all of its product revenue from the sale of research reagents to three customers. Product sales revenue is recognized at the time reagents are shipped. The reagents are products of the Company's research and development efforts. The Company maintains no inventory of reagents and cost of product sales is not material.

         The Company has been awarded government research grants and contracts from the National Institutes of Health (the "NIH"). The NIH grants are used to subsidize the Company's research projects ("Projects") regarding HIV. NIH revenue is recognized on a pro rata basis as subsidized Project costs are incurred. Such method approximates the straight-line basis over the lives of the Projects. The NIH contracts reimburse the Company for costs associated with manufacturing products ordered by the NIH in the HIV area.

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

         For each of the three years in the period ended December 31, 1999, all of the Company's research grant revenue and contract research and development revenue came from the NIH and the Collaborators.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 1999 and 1998, the Company had invested approximately $18,603,000 and $14,208,000 in funds with two major investment companies and held approximately $3,609,000 and $229,000 in a single commercial bank, respectively. In addition, at December 31, 1999 the Company held a $2 million certificate of deposit, in a commercial bank, with a 30-day maturity.

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

         COMPREHENSIVE (LOSS) INCOME
         Comprehensive (loss) income represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income of the Company includes net (loss) income adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive (loss) income is immaterial. The disclosures required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the years ended December 31, 1997, 1998 and 1999 have been included in the Statements of Stockholders' (Deficit) Equity.

         IMPACT OF FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS Management believes that the future adoption of recently issued accounting standards will not have a material impact on the Company's financial statements, except that the Company is currently evaluating the future impact that Staff Accounting Bulletin 101, "Revenue Recognition", issued in December 1999 by the Securities and Exchange Commission, will have on its financial statements.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         As of December 31, 1998 and 1999, marketable securities had maturities of less than three years. The following table summarizes the amortized cost basis, the aggregate fair value, and gross unrealized holding gains and losses at December 31, 1998 and 1999:



                                                                                    UNREALIZED HOLDING
                                            AMORTIZED          FAIR        ----------------------------------------
                                            COST BASIS         VALUE          GAINS       (LOSSES)         NET
         1998:
           Maturities less than one year
           Corporate debt securities        $ 10,203,786    $ 10,212,876     $  12,296      $ (3,206)    $   9,090
                                            ============    =============   ==========   ===========   ===========
         1999:
           Maturities less than one year
           Corporate debt securities        $ 29,761,333    $ 29,655,101    $    1,633    $ (107,866)   $ (106,233)

           Maturities 1-3 years
           Corporate debt securities        $ 13,872,628    $ 13,749,156    $    9,788    $ (133,259)   $ (123,471)
                                            -------------   -------------   -----------  ------------  ------------
                                            $ 43,633,961    $ 43,404,257    $   11,421     $(241,125)    $(229,704)
                                            ============    =============   ==========   ===========   ===========


         For the years ended December 31, 1998 and 1999, there were no realized gains and losses from the sale of marketable securities. The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

4.       FIXED ASSETS

         Fixed assets, including amounts under capitalized lease obligations, consist of the following:

                                                                           DECEMBER 31,
                                                                   -------------------------
                                                                         1998          1999
         Machinery and equipment                                    $1,813,726    $2,502,543
         Furniture and fixtures                                        216,810       242,768
         Leasehold improvements                                        399,477       741,133
                                                                   -----------   ------------
                                                                     2,430,013     3,486,444
             Less, Accumulated depreciation and amortization        (1,384,624)   (2,089,527)
                                                                   -----------   -----------
                                                                   $ 1,045,389   $ 1,396,917
                                                                   ===========   ===========

                                      F-10

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.       ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         Accounts payable and accrued expenses consist of the following:

                                                                           DECEMBER 31,
                                                                    ------------------------
                                                                         1998          1999
         Accounts payable                                           $1,140,442    $1,718,661
         Accrued expenses                                               96,000       101,250
         Accrued payroll and related costs                             144,615       379,903
         Legal fees payable                                            214,608       253,750
                                                                    ----------   -----------
                                                                    $1,595,665    $2,453,564
                                                                    ==========   ===========


6.       STOCKHOLDERS' EQUITY

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

         In connection with the issuance of Series C stock in 1995 and 1996, the Company issued 347,249 five-year warrants (the "C Warrants"). Each C Warrant, subsequent to the IPO, entitles the holder to purchase .75 share of Common Stock at $6.67. The number of C Warrants and their exercise price are subject to adjustment in the event the Company issues additional shares of Common Stock at below defined per share prices. During the year ended December 31, 1999, 29,400 C Warrants were exercised into 14,101 shares of Common Stock. As of December 31, 1999, 317,849 C Warrants were issued and outstanding and fully exercisable into 238,387 shares of Common Stock.

         During November 1997, the Company completed an IPO of 2,300,000 shares of its Common Stock, in which the Company raised approximately $16 million, net of expenses and underwriting discount. Concurrent with the IPO, all outstanding shares of Preferred Stock, were converted into 4,259,878 shares of Common Stock and thereafter retired.

         On November 19, 1999, the Company completed a follow-on offering of 2,300,000 shares of its common stock, in which the Company raised approximately $40.6 million, net of expenses and underwriting discount.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.       COMMITMENTS AND CONTINGENCIES

         A.    OPERATING LEASES
               The Company leased office and laboratory space under noncancelable lease agreements (the "Leases"). The Leases provided for escalations of the minimum rent during the lease term as well as additional charges based upon usage of certain utilities in excess of defined amounts ("Additional Utility Charges"). The Company recognized rental expense from the Leases on the straight-line basis. During the years ended December 31, 1997 and 1998, approximately $33,000 and $17,000, respectively, of previously recognized rent expense, which had been included as a deferred lease liability, was paid.

               On January 27, 1998, the Company entered into a sublease agreement ("Sublease") consolidating and extending the Leases for office and laboratory space from May 1, 1998 through December 31, 1999. In June 1999, the sublease agreement was extended through December 31, 2000. Fixed monthly rental expense totals approximately $54,000. The Sublease can be extended at the option of the Company for two additional one-year terms; subject to approval by the landlord.

               The Company also leases office equipment and an automobile under noncancelable operating leases. The leases expire at various times through March 2002.

               As of December 31, 1999, future minimum annual payments under all operating lease agreements, including the Sublease, are as follows:

                                                       MINIMUM
               YEARS ENDING                            ANNUAL
               DECEMBER 31,                            PAYMENTS

               2000                                    $654,105
               2001                                       2,314
                                                       --------
                                                       $654,419

               Rental expense totaled approximately $628,000, $672,000 and $659,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Additional Utility Charges, were not material for these periods.

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

               As of December 31, 1999, minimum annual payments under all capital leases, including required payments to acquire leased equipment, are as follows:


                                                                  MINIMUM
         YEARS ENDING                                              ANNUAL
         DECEMBER 31,                                             PAYMENTS

         2000                                                      $102,994
         2001                                                        37,069
         2002                                                         4,140
                                                                   --------
                                                                    144,203
         Less, Amounts representing interest                         27,313
                                                                   --------
                      Present value of net minimum capital lease
                         payments                                  $116,890
                                                                   --------

               Leased equipment included as a component of fixed assets was approximately $388,000 and $351,000 at December 31, 1998 and 1999, respectively; related accumulated depreciation was approximately $148,000 and $192,000 for the same respective periods.

         C.    LICENSING AND CORPORATE COLLABORATION AGREEMENTS
               I.  UNIVERSITIES
                   The Company (as licensee) has a worldwide licensing agreement with Columbia University ("Columbia"). The license, as amended during October 1996, provides the Company with the exclusive right to use certain technology developed on behalf of Columbia. According to the terms of the agreement, the Company is required to pay nonrefundable licensing fees ("Licensing Fees"), payable in installments by defined dates or, if earlier, as certain milestones associated with product development ("Milestones") occur, as defined, which include the manufacture and distribution of a product which uses the licensed technology by 2004. The Company expenses Licensing Fees when they become payable by the Company to Columbia. In addition, the Company is required to remit royalties based upon the greater of minimum royalties, as defined, or a percentage of net sales of products which utilize the licensed technology and a portion of sublicensing income, as defined. The licensing agreement may be terminated by Columbia under certain circumstances which includes the Company's failure to achieve the Milestones; however, Columbia shall not unreasonably withhold its consent to revisions to the due dates for achieving the Milestones under certain circumstances. If not terminated early, the agreement shall continue until expiration, lapse or invalidation of Columbia's patents on the licensed technology. The Company has the right to terminate the agreement at any time upon 90 days prior written notice. The termination of the license could have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the agreement, there can be no assurances that the agreement will not be terminated.

                   The Company (as licensee) also has a non-exclusive licensing agreement with Stanford University whereby the Company has the non-exclusive, non-transferable right to use certain technology owned by the university. According to the terms of the agreement,
                                      F-13

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                   the Company will be required to remit royalties based upon the greater of minimum royalties, as defined or various percentages of sales of products resulting from the use of licensed patent rights, as defined. Royalties shall continue to be payable, irrespective of termination of this license agreement, until such time as all sales of products which utilize the licensed technology shall have ceased.

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

             III.  AQUILA BIOPHARMACEUTICALS, INC.
                   In August 1995, the Company (as licensee) entered into a license and supply agreement (the "L&S Agreement") with Aquila Biopharmaceuticals, Inc. ("Aquila"). Under the terms of the L&S Agreement, the Company obtained a coexclusive license to use certain

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                   technology and a right to purchase QS-21 adjuvant (the "Product") from Aquila for use in the Company's research and development activities. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and issued 45,000 restricted shares of the Company's Common Stock ("Restricted Shares") to Aquila. The Restricted Shares are nontransferable with this restriction lapsing upon the Company's achievement of certain milestones ("L&S Milestones"), as defined. In the event that any one or more L&S Milestones do not occur, the underlying Restricted Shares would be returned to the Company. As of December 31, 1999, the restrictions on 22,500 shares of common stock have lapsed. The fair value of the Restricted Shares, combined with the noncreditable license fee, were expensed during 1995 as research and development. In addition, the Company will be required to remit royalties based upon the net sales of products sold using the licensed technology ("Licensed Products") and a defined percentage of any sublicense fees and royalties payable to the Company with respect to Licensed Products. The L&S Agreement may be terminated by Aquila in the event that the Company fails to achieve certain defined objectives, which include the manufacture and distribution of a Licensed Product, by 2004 ("Early Termination"); otherwise the L&S Agreement shall terminate upon the expiration of Aquila's patents on the technology licensed. With regard to Early Termination, Aquila shall not unreasonably withhold its consent to revisions to the due dates for achieving the L&S Milestones under certain circumstances. The Company has the right to terminate the L&S Agreement at any time upon 90 days prior written notice ("Company Termination"), as defined. In the event of Early Termination or Company Termination, all licensing rights under the agreement would revert to Aquila. Early termination of the L&S Agreement would have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the L&S Agreement, there can be no assurance that the agreement will not be terminated.

              IV.  BRISTOL-MYERS SQUIBB COMPANY
                   In July 1997, the Company and Bristol-Myers Squibb Company ("BMS") entered into a Joint Development and Master License Agreement (the "BMS License Agreement") under which BMS obtained an exclusive worldwide license to manufacture, use and sell products resulting from development of the Company's products related to certain therapeutic cancer vaccines (the "Cancer Vaccines"). Upon execution of the agreement, BMS made non-refundable cash payments of $9.5 million, as reimbursement for expenses previously incurred by the Company in the development of the Cancer Vaccines, $2.0 million as a licensing fee and approximately $1.8 million as reimbursement of the Company's budgeted clinical development costs for the Cancer Vaccines for the period April 15, 1997 through September 30, 1997. In addition, BMS is obligated to make future non-refundable payments as defined upon the achievement of specified milestones and pay royalties on any product sales. BMS is also required to subsidize ongoing development, clinical trials and regulatory filings ("Development Costs") conducted by the Company on a time and material basis related to the Cancer Vaccines. BMS's funding of future Development Costs are refundable by the Company only to the extent that the Company receives such funding in advance and fails to expend such amounts for their intended purposes. The Company recognized as revenue (a) the reimbursement of prior expenses and the licensing fee upon receipt of the funds; (b) the funding of Development Costs on a pro rata basis as the related expenses are incurred and (c) milestone payments when the milestone has been achieved, there are no additional services to be provided or costs to be incurred by the Company and the resulting receivable is probable.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

               V.  HOFFMANN-LAROCHE
                   On December 23, 1997 (the "Effective Date"), the Company entered into an agreement (the "Roche Agreement") to conduct a research collaboration with F. Hoffmann-LaRoche Ltd and Hoffmann-LaRoche, Inc. (collectively "Roche") to identify novel HIV therapeutics. The Roche Agreement grants to Roche an exclusive worldwide license to use certain of the Company's intellectual property rights related to HIV to develop, make, use and sell products resulting from the collaboration.

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

              VI.  DEVELOPMENT AND LICENSE AGREEMENT WITH PROTEIN DESIGN
                   LABS, INC.
                   Effective April 30, 1999, the Company and Protein Design Labs, Inc. ("PDL") entered into a Development and License Agreement (the "License Agreement") under which PDL agreed to develop a humanized antibody (the "Technology") on behalf of the Company and granted to the Company an exclusive worldwide license under certain patents and patent applications to develop, use and sell products arising from the Technology ("Products"). PDL also granted to the Company non-exclusive licenses to PDL technical information, as defined, and sublicenses to PDL licenses from third parties to the extent necessary to enable the Company to make, use and sell Products. In addition, in June 1999 the Company exercised its right under the License Agreement to acquire an option to obtain a sublicense to certain additional patents and paid PDL a fee in connection therewith.

                   Upon the achievement by PDL of certain performance-based milestones, as defined, the Company is required to make non-refundable payments to PDL. The Company is also required to pay royalties based on a percentage of net sales, as defined, of all Products for a specified period and non-refundable annual maintenance fees under certain conditions.
                                      F-16

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                   The Company has the ability to terminate the License Agreement upon 60 days prior written notice. If terminated prior to a defined date, the Company will reimburse PDL for costs and expenses to the date of termination. Either party may terminate the License Agreement upon 10 or 30 days written notice of default in making scheduled payments or other breach, respectively, that is not cured by the other party. Otherwise, the License Agreement will continue until expiration of the Company's obligation to pay royalties to PDL.

             VII.  GENZYME TRANSGENICS CORPORATION
                   In February 2000, the Company entered into a collaboration agreement (the "Genzyme Agreement") with Genzyme Transgenics Corporation ("Genzyme") to conduct a program to develop and supply a transgenic source of one of the Company's HIV products (the "Product"). Under the terms of the Genzyme Agreement, the Company is obligated to pay Genzyme certain non-refundable fees to conduct the program as well as additional fees upon the achievement of defined milestones. The Company may further elect to cause Genzyme to produce moderate amounts of the Product for an additional fee and may enter into an additional agreement for the supply of larger amounts of the Product. Either party may terminate the Genzyme Agreement in the event of a material breach by the other party that is not cured within 30 days and the Company has the right to terminate the Genzyme Agreement on 90 days notice, as defined.

            VIII.  PHARMACOPEIA, INC.
                   In March 2000, the Company entered into a research and license agreement (the "Pharmacopeia Agreement") with Pharmacopeia, Inc. ("Pharmacopeia") related identifying compounds that may serve as HIV therapeutics. Pharmacopeia will grant the Company worldwide licenses to make and use active compounds identified in the program. Under the terms of the Pharmacopeia Agreement, the Company is required to pay non-refundable fees during the research program as well as additional amounts upon achievement of specified milestones and royalties on any sales of therapeutics arising from this agreement. Either party may terminate the Genzyme Agreement in the event of a material breach by the other party that is not cured within 60 days and the Company has the right to terminate the Pharmacopeia Agreement upon notice, as defined.

         In connection with all the agreements discussed above, the Company has recognized license and sub-license fees, which are included in research and development expenses, including transaction costs, totaling approximately $1,901,000, $550,000 and $2,076,667 for the years ended December 31, 1997, 1998 and 1999, respectively. Such expenses include the fair value of the Restricted Shares and 120,000 shares of Common Stock issued in July 1997. In addition, future remaining payments associated with milestones and defined objectives with respect to the above agreements total $2.6 million. Future annual minimum royalties under the licensing agreements described in (i) through (iii) and (vi) above are not significant.

         D.    CONSULTING AGREEMENTS
               As part of the Company's research and development efforts it enters into consulting agreements with external scientific specialists ("Scientists") and others. These Agreements contain varying terms and provisions including fees to be paid by the Company and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable to the Company. Certain Scientists, some of who are members of the Company's Scientific Advisory Board, have purchased Common Stock or received stock options which are subject to vesting provisions, as defined. The Company has recognized expenses with regards to these consulting agreements totaling approximately $971,000, $482,000 and $583,000 for the years ended December 31,
               1997, 1998 and 1999, respectively. Such expenses include the fair value of stock options of approximately $772,000, $329,000 and $329,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

8.       FORMATION OF PSMA DEVELOPMENT COMPANY LLC

         On June 15, 1999, the Company and CYTOGEN Corporation ("CYTOGEN") (collectively, the "Members") formed a joint venture in the form of a limited liability company (the "LLC" or "JV") for the purposes of conducting research, development, manufacturing and marketing of products related to the prostate-specific membrane antigen ("PSMA"). In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a License Agreement and a Services Agreement (collectively, the "Agreements"). Each Member made an initial capital contribution of $100,000. In general, each Member has equal representation on the JV's management committee and equal voting rights and rights to profits and losses of the JV.

         Under the LLC Agreement, as long as the Company is a Member, the Company is required to pay to the JV $2 million in supplemental capital contributions at certain defined dates or upon the achievement of defined milestones by the JV. As discussed below, since it is probable that the Company will be required to fund the $2 million supplemental capital contribution, the Company, on June 15, 1999, recorded a liability to the JV of approximately $1.8 million. Such amount represented the present value of the supplemental capital contribution discounted at 10%. The discount will be amortized as interest expense over the term of the remaining payments. $1

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         million was paid during 1999. The unamortized balance at December 31, 1999 totaled $869,747, of which $452,606 is payable during 2000 and the balance is payable during 2001. During the year ended December 31, 1999, the Company recognized its allocated share of the JV's loss of approximately $2.0 million.

         In accordance with the Agreements, the Company's $2 million supplemental capital contribution is to be used by the JV to pay a $2 million non-refundable licensing fee to CYTOGEN ("CYTOGEN Payment"). The payment terms of the CYTOGEN Payment are identical to the payment terms of the Company's required supplemental capital contribution. Accordingly, the JV has discounted the CYTOGEN Payment along with the Company's supplemental capital contribution thereby recording approximately a $1.8 million liability to CYTOGEN and a $1.8 million receivable from the Company.

         The Company is engaged in a research program on behalf of the JV under the Services Agreement and is compensated for its services based on agreed upon terms. The Company is required to fund the cost of research up to $3 million. As of December 31, 1999, the Company had funded approximately $224,000 in research performed on behalf of the JV. All inventions made by the Company in connection with the Services Agreement will be assigned to the JV for its use and benefit.

         The Agreements generally terminate upon the last to expire of the patents granted by the Members to the JV or upon breach by either party, which is not cured within 60 days of written notice.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:


                                                                  DECEMBER 31,
         BALANCE SHEET DATA                                          1999
                                                                 -----------
             Cash                                                $   200,000
                                                                 -----------
             Accounts payable
               CYTOGEN ($452,606, due currently)                     869,747
               The Company                                            53,911
             Capital contributions
               CYTOGEN                                               100,000
               The Company                                         2,120,454
             Accounts receivable from the Company                   (869,747)
             Accumulated deficit                                  (2,074,365)
                                                                 -----------
                                                                 $   200,000
                                                                 ===========

                                                                FOR THE PERIOD
                                                                 FROM JUNE 15,
                                                               1999 (INCEPTION)
                                                                TO DECEMBER 31,
         STATEMENT OF OPERATIONS DATA                                1999

             Total revenue                                       $      72,813
             Total expenses                                          2,147,178
                                                                 -------------
             Net loss                                            $  (2,074,365)
                                                                 =============


9.       STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         The following table summarizes stock option information for the Plans as of December 31, 1999:


                                       Options Outstanding                              Options Exercisable
                                       -------------------                              -------------------
                                            Weighted-
                                             Average        Weighted-                         Weighted-
Range of                                    Remaining        Average                           Average
Exercise                     Number        Contractual      Exercise           Number         Exercise
 Prices                   Outstanding         Life            Price          Exercisable        Price

$1.33                           157,434     5.1 yrs.         $1.33            149,934           $1.33
$3.67-$5.33                     999,796     5.6 yrs.         $4.47            695,494           $4.48
$6.65-$9.63                     363,500     8.7 yrs.         $9.22             78,900           $9.02
$10.00-$15.00                   760,833     9.1 yrs.        $12.49            371,000          $12.33
$17.00-$25.06                    28,500     9.2 yrs.        $19.81             21,166          $19.30
$26.25                            3,000     9.9 yrs.        $26.25                 --
------                         --------     --------                        ---------
$1.33-$26.25                  2,313,063     7.3 yrs.         $7.86          1,316,494           $6.84
                              =========                                     =========

         Transactions involving stock option awards under the Plans during 1997, 1998 and 1999 are summarized as follows:

                                                             Number          Weighted-Average
                                                            of Shares        Exercise Price (2)
                                                            ---------        ------------------
Balance outstanding, December 31, 1996                      1,041,236              $4.57
1997:  Granted (1)                                            848,000              $4.00
        Cancelled (1)                                        (302,888)             $5.36
        Exercised                                             (27,000)             $1.33
                                                           ----------
            Balance outstanding, December 31, 1997          1,559,348              $4.17

1998:  Granted                                                930,800             $11.07
       Cancelled                                              (10,700)             $7.89
       Exercised                                             (191,150)             $4.54
                                                           ----------
           Balance outstanding, December 31, 1998           2,288,298              $6.89

1999:  Granted                                                254,500             $14.12
        Cancelled                                             (24,866)            $10.12
        Exercised                                            (201,269)             $4.32
        Expirations                                            (3,600)            $15.33
                                                            ---------
                Balance outstanding, December 31, 1999      2,313,063              $7.86
                                                           ----------

                                      F-20

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         ----------
         (1) Includes 216,225 options repriced, as discussed below

         (2) For 248,000 in 1999, all options granted in 1998, and 2,100 in 1997, the option exercise price equaled the fair value of the Company's common stock on the date of grant. For 1999 and 1997, 6,500 and 845,900 options, respectively, were granted, with an exercise price below the fair market value of the Company's common stock on the date of grant.

         As of December 31, 1997, 1998 and 1999, 818,586, 858,464 and 1,316,494
         options with weighted average exercise prices of $3.92, $4.01 and $6.84, respectively, were exercisable under the Plans.

         As of December 31, 1999, shares available for future grants under the 93 Plan and the 96 Plan amounted to 37,028 and 333,000, respectively.

         The Company, during 1997, granted 520,900 stock options (including 216,225 options repriced as discussed below) to employees, with an average exercise price of $4.00, which was below the estimated fair value of the Common Stock on the date of grant. Accordingly, the Company is recognizing compensation expense on a pro rata basis over the respective options' vesting periods, of one to five years, for the difference between the estimated fair value of the Common Stock on the date the option was granted and the exercise price ("Unamortized Compensation"). The Unamortized Compensation as of December 31, 1997, 1998 and 1999 has been included within stockholders equity. For the years ended December 31, 1997, 1998 and 1999, the annual amortization of Unearned Compensation for employees totaled $322,296, $314,902 and $189,415, respectively. The Company since its inception and prior to May 1997 has granted an aggregate of 1,082,000 options with a weighted-average exercise price of $3.86 to consultants in consideration for services. The fair values of these options have been included as Unearned Compensation and are being amortized as compensation expense on a pro rata basis over the service period ranging from four years to ten years. For the years ended December 31, 1997, 1998 and 1999 the annual amortization of Unearned Compensation for consultants totaled $778,358, $335,461 and $330,461, respectively. The above amounts included the fair value of stock options issued to consultants as discussed in Note 7(d). As of December 31, 1999, the unamortized portion of Unearned Compensation for employees and consultants totaled $591,142.

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         During December 1993, the Board awarded a total of 750,000 stock options under the Executive Plan to one officer, of which 664,774 were non-qualified options ("NQOs") and 85,226 were ISOs. The NQOs and ISOs have a term of ten years and entitle the officer to purchase an equal number of shares of Common Stock at prices of $5.33 and $5.87 per share, respectively, which represented the estimated fair market value and 110% of the estimated fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors. 375,000 of the options vest pro rata over a period of four years, with the remaining 375,000 options vesting in full on the tenth anniversary of the date of grant; however, vesting with respect to the options vesting on the tenth anniversary will be accelerated in the event of the effective date of an initial public offering of the Company's Common Stock that yields certain gross per share amounts, as defined, or immediately before the closing of an acquisition of the Company. As the result of the Company's IPO and subsequent increase in the fair market value of the Company's Common Stock, 300,000 options vested in 1998 and 75,000 options vested in 1999. During 1998, 275,226 options, with a weighted-average exercise price of $5.50 per share, were exercised.

         The following table summarizes stock option information for the Executive Plan as of December 31, 1999:


                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                -----------------------------------------------------   -------------------------------
                                      WEIGHTED           WEIGHTED                          WEIGHTED
  RANGE OF                            AVERAGE            AVERAGE                           AVERAGE
  EXERCISE          NUMBER           REMAINING           EXERCISE          NUMBER          EXERCISE
   PRICES        OUTSTANDING      CONTRACTUAL LIFE         PRICE         EXERCISABLE         PRICE

   $5.33          474,774            4.0 years             $5.33           474,774          $5.33


         As of December 31, 1997, 1998 and 1999, 450,000, 399,774 and 474,774
         options with weighted-average exercise prices of $5.43, $5.33 and $5.33, respectively, were exercisable under the Executive Plan.

         On May 1, 1998, the Company adopted two employee stock purchase plans (the "Purchase Plans"), the 1998 Employee Stock Purchase Plan (the "Qualified Plan)" and the 1998 Non-Qualified Employee Purchase Plan (the "Non-Qualified"). The Purchase Plans provide for the grant to all employees of options to use up to 25% of their quarterly compensation, as such percentage is determined by the Board of Directors prior to the date of grant, to purchase shares of the Common Stock at a price per share equal to the lesser of the fair market value of the Common Stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grants. The Qualified Plan is not available for employees owning more than 5% of the Common Stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent the option grants are restricted under the Qualified Plan. The Qualified and Non-Qualified Plans provide for the issuance of up to 150,000 and 50,000 shares of Common Stock, respectively.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         Purchases of Common Stock during the years ended December 31, 1998 and 1999 are summarized as follows:


                     Qualified Plan                 Non-Qualified Plan
         ----------------------------------    -------------------------------
                Shares                            Shares
               Purchased    Price Range         Purchased      Price Range
         1999    28,664     $10.00 - $27.05        3,533     $10.00 - $24.79
         1998     3,494     $10.63 - $12.96


         At December 31, 1999, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 117,842 and 46,467, respectively.

         The following table summarizes the pro forma operating results of the Company had compensation costs for the Plans, the Executive Plan and the Purchase Plans been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1997, 1998 and 1999 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.


                                                                    Years Ended December 31,
                                                         ---------------------------------------------
                                                          1997            1998              1999

         Pro forma net (loss) income                     $5,016,206      $1,138,602       $2,270,184
                                                         ----------     ----------        ----------
         Pro forma net (loss) income per share, basic        $ 1.60          $ 0.13          $ (0.23)
                                                         ----------      ----------       ----------
         Pro forma net (loss) income per share, diluted      $ 0.65          $ 0.11          $ (0.23)
                                                         ----------      ----------       ----------

         For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of option grants: expected volatility of 81% in 1997 and 71% in 1998 and 1999, expected lives of 5 years after vesting; zero dividend yield and weighted-average risk-free interest rates of 6.72% in 1997, 4.45% in 1998 and 5.28% in 1999.

         During the years ended December 31, 1997, 1998 and 1999, 2,100, 930,800 and 248,000 options, respectively, whose exercise price was equal to the market price of the stock on the date of grant were granted under the Plans. The weighted average exercise price of those options was $4.00, $11.07 and $14,25, respectively, and the weighted average grant date fair value of those options was $5.45, $6.87 and $8.91, respectively. During the years ended December 31, 1997 and 1999, 845,900 and 6,500 options whose exercise price was less than the market price of the stock on the date of grant were granted under the Plans. The weighted average exercise price of those options was $4.00 and $9.09, respectively, and the weighted average grant date fair value was $3.91 and $10.78, respectively.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


10.      EMPLOYEE SAVINGS PLAN

         The Company, during 1993, adopted the provisions of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the "Amended Plan"). The terms of the Amended Plan, among other things, allow eligible employees, as defined, to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Company has agreed to match 100% of up to the first 8% of compensation that eligible employees contribute to the Amended Plan, as defined. In addition, the Company may also make a discretionary contribution, as defined, each year on behalf of all participants who are non-highly compensated employees, as defined. The Company made matching contributions of approximately $9,000, $27,000 and $95,000 to the Amended Plan for the years ended December 31, 1997, 1998 and 1999, respectively.

11.      INCOME TAXES

         There is no benefit for federal or state income taxes for the year ended December 31, 1999, since the Company has incurred an operating loss and has established a valuation allowance equal to the total deferred tax asset.

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

         The differences between the Company's effective income tax rate, (benefit) provision, and the Federal statutory rate is reconciled below:

                                                                     YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------
                                                            1997           1998           1999
         Federal statutory rate                              34%            34%           (34)%
         State income taxes, net of Federal benefit           6              6             (6)
         Research and experimental tax credit                (3)           (17)          (110)
         Change in valuation allowance                      (32)           (23)           150
                                                         -----------  -------------  -------------
                                                              5%            -- %           -- %
                                                         ===========  =============  =============

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         The tax effect of temporary differences, net operating losses and tax credits carryforwards as of December 31, 1998 and 1999 are as follows:

                                                                                DECEMBER 31,
                                                                       -----------------------------
                                                                           1998               1999
         Deferred tax assets and valuation allowance:
             Net operating loss carry-forwards                          $2,669,911        $5,606,833
             Fixed assets                                                  108,500           209,693
             Deferred charges                                            4,762,978         3,614,201
             Research and experimental tax credit carry-forwards         1,083,944         1,627,460
             Alternative minimum tax credit carry-forward                  211,384           211,384
             Valuation allowance                                        (8,836,717)      (11,269,571)
                                                                        ----------      ------------
                                                                        $       --      $         --
                                                                        ==========      ============



         The Company does not recognize deferred tax assets considering the history of taxable losses and the uncertainty regarding the Company's ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

         As of December 31, 1999, the Company has available, for tax purposes, unused net operating loss carryforwards of approximately $13.7 million which will expire in various years from 2002 to 2019. The Company's research and experimental tax credit carryforwards expire in various years from 2003 to 2019. In addition, the Company's alternative minimum tax credit can be carried forward indefinitely. Future ownership changes may limit the future utilization of these net operating loss and tax credit carryforwards as defined by the federal and state tax codes.

12.      LINE OF CREDIT

         During March 1997 the Company obtained a line of credit ("Line") from a bank. The terms of the Line provide for the Company to borrow up to $2 million. Outstanding borrowings accrue interest, payable monthly, at the bank's prime rate of interest. The Line expired on July 31, 1997. The repayment of the Line was guaranteed by two affiliates of a stockholder of the Company ("Affiliates").

         In consideration for the guarantee of the Line, the Company issued 70,000 warrants to the Affiliates. Such warrants vested immediately, expire after five years and have an exercise price of $4.00. The aggregate fair value of the warrants totaled $227,867, which was expensed during the year ended December 31, 1997. As of December 31, 1999, all 70,000 warrants were outstanding.

13.      NET (LOSS)  INCOME PER SHARE

         The Company's basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. For the year ended December 31, 1999, the Company reported a net loss and, therefore, common stock equivalents were not included since such inclusion would have been anti-dilutive. For the years ended December 31, 1997 and 1998, the Company reported net income and, therefore, all

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


         common stock equivalents, with exercise prices less than the average fair market value of the Company's Common Stock for the year, have been included in the calculation, as follows:

                                                          NET INCOME
                                                          ----------
                                                            (LOSS)            SHARES       PER SHARE
                                                          (NUMERATOR)      (DENOMINATOR)     AMOUNT
         1999:
             Basic and diluted:
               Net (loss)                                  $ (495,535)     9,728,403       $ 0.05
                                                           ==========                      ======
         1998:
             Basic:
               Net income                                  $1,453,037      9,067,594       $ 0.16
                                                           ==========                      ======
             Effect of Dilutive Securities
               Options                                                     1,465,119
               Warrants                                                      194,420
                                                                          -----------
             Diluted:
               Amounts used in computing per share data    $1,453,037     10,727,133       $ 0.14
                                                           ===========    ===========      ======
         1997:
             Basic:
               Net income                                  $5,139,423      3,127,855       $ 1.64
                                                           ==========                      ======

             Effect of Dilutive Securities
               Options                                                       829,156
               Warrants                                                       77,211
               Effect of conversion of preferred stock                     3,769,700
                                                                           ----------

             Diluted:
               Amounts used in computing per share data    $5,139,423      7,803,922       $ 0.66
                                                           ===========     =========       ======


         For the years ended December 31, 1997, 1998 and 1999 common stock equivalents which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:


                                   1997                         1998                        1999
                        --------------------------   -------------------------  ----------------------------
                                       WEIGHTED                    WEIGHTED                      WEIGHTED
                                       AVERAGE                      AVERAGE                      AVERAGE
                                       EXERCISE                    EXERCISE                      EXERCISE
                          NUMBER        PRICE          NUMBER        PRICE         NUMBER         PRICE

         Options and
           Warrants         --       $     --          16,000      $ 18.34       3,148,754       $ 7.05



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PSMA Development Company LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of PSMA Development Company LLC (the "Company") at December 31, 1999, and the results of its operations and its cash flows for the period from June 15, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

                                                     PricewaterhouseCoopers LLP

New York, New York
February 11, 2000

PSMA DEVELOPMENT COMPANY L.L.C.
BALANCE SHEET

--------------------------------------------------------------------------------

                                                                        DECEMBER 31,
                                                                            1999
                                                                       ------------
         ASSETS:
         Current assets:
             Cash                                                      $   200,000
                                                                       ============
         LIABILITIES AND STOCKHOLDERS' EQUITY:
         Current liabilities:
             Accounts payable                                          $   506,517

         Non-current liabilities:
             Accounts payable                                              417,141
                                                                       ------------
                      TOTAL LIABILITIES                                    923,658
                                                                       ------------
         Capital contributions                                           2,220,454
         Contribution receivable, Progenics Pharmaceuticals, Inc.         (869,747)
         Accumulated deficit                                            (2,074,365)
                                                                       ------------
                      TOTAL STOCKHOLDERS' DEFICIT                         (723,658)
                                                                       ------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $   200,000
                                                                       ------------



    The accompanying notes are an integral part of the financial statements.

PSMA DEVELOPMENT COMPANY L.L.C.
STATEMENT OF OPERATION

FOR THE PERIOD JUNE 15, 1999 (INCEPTION) TO DECEMBER 31, 1999

--------------------------------------------------------------------------------


                                                                  DECEMBER 31,
                                                                     1999
                                                                ------------
         Revenue:
             Interest income                                      $  72,813
                                                                -----------
         Expenses:
             Research and development                               223,520
             General and administrative                              53,911
             Interest                                                72,813
             Licensing fees                                       1,796,934
                                                                -----------
                      Total expenses                              2,147,178
                                                                -----------
                      Net loss                                  $(2,074,365)
                                                                ===========



    The accompanying notes are an integral part of the financial statements.

PSMA DEVELOPMENT COMPANY L.L.C.
STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE PERIOD JUNE 15, 1999 (INCEPTION) TO DECEMBER 31, 1999

--------------------------------------------------------------------------------



                                                   CAPITAL           CONTRIBUTION      ACCUMULATED                    COMPREHENSIVE
                                                   CONTRIBUTIONS      RECEIVABLE         DEFICIT         TOTAL             LOSS
         Capital contributions                      $2,220,454                                        $2,220,454
         Contribution receivable,
           Progenics Pharmaceuticals, Inc.                             $(869,747)                      (869,747)
         Net loss for the period June 15, 1999
           (inception) to December 31, 1999                                           $(2,074,365)  $(2,074,365)      $(2,074,365)
                                                   -----------         ---------   --------------   -----------       -----------
         BALANCE AT DECEMBER 31, 1999               $2,220,454         $(869,747)     $(2,074,365)   $ (723,658)      $(2,074,365)
                                                   -----------         ---------   --------------   ----------        -----------
                                                   -----------         ---------   --------------   ----------        -----------



    The accompanying notes are an integral part of the financial statements.

PSMA DEVELOPMENT COMPANY L.L.C.
STATEMENT OF CASH FLOWS

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FOR THE PERIOD JUNE 15, 1999 (INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------




Cash flows from operating activities:
    Net loss                                                         $(2,074,365)
    Amortization of discount on capital contribution - Progenics         (72,813)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
        Increase in accounts payable                                     923,658
                                                                     -----------
             NET CASH USED IN OPERATING ACTIVITIES                    (1,223,520)
                                                                     -----------
Cash flows from financing activities:
    Capital contributions                                              2,293,267
    Contributions receivable from Progenics Pharmaceuticals, Inc.       (869,747)
                                                                     -----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,423,520
                                                                     -----------
             INCREASE IN CASH AND CASH EQUIVALENTS                       200,000
                                                                     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  200,000
                                                                     -----------
                                                                     -----------



    The accompanying notes are an integral part of the financial statements.

PSMA DEVELOPMENT COMPANY L.L.C.
NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.       ORGANIZATION AND BUSINESS

         PSMA Development Company LLC (the "JV") was formed on June 15, 1999 as a joint venture between Progenics Pharmaceuticals, Inc. ("Progenics") and CYTOGEN Corporation ("CYTOGEN") (collectively, the "Members") for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen ("PSMA"). Each Member made an initial capital contribution of $100,000 and each has equal representation on the JV's management committee and equal voting rights and rights to profits and losses of the JV, as defined. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement (collectively, the "Agreements") which define the obligations of each Member as to future capital contributions and funding of research and development of the JV (see Note 3).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS
         The JV considers all highly liquid investments which have maturities of three months or less when acquired to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. At December 31, 1999, cash consisted of a single interest bearing money market account in a commercial bank.

         REVENUE RECOGNITION
         Interest income from the investment of excess cash balances is recognized as earned. Interest income from the amortization of discount is recognized ratably over the term of the financial instrument.

         RESEARCH AND DEVELOPMENT
         Research and development costs are expenses as incurred.

         CONCENTRATIONS OF CREDIT RISK
         Financial instruments which potentially subject the JV to concentration of credit risk consist of cash and receivables from Members.

         RISKS AND UNCERTAINTIES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         INCOME TAXES
         The JV's financial statements do not include a provision (credit) for income taxes. Income taxes, if any, are the liability of the individual Members.

3.       COLLABORATION AGREEMENTS

         In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement. Under the terms of the LLC Agreement, Progenics is required to pay to the JV $2 million in supplemental capital contributions at certain defined dates or upon the achievement of defined milestones by the JV.

         In accordance with the Agreements, Progenics' $2 million supplemental capital contribution is to be used by the JV to pay a $2 million non-refundable licensing fee to CYTOGEN (the "CYTOGEN Payment"). The payment terms of the CYTOGEN Payment are identical to the payment terms of Progenics' required supplemental capital contribution. Since it is probable that Progenics will be required to fund the $2 million supplemental capital contribution and that the JV will be required to pay the licensing fee to CYTOGEN, the JV, upon execution of the Agreements, recognized a receivable and payable from Progenics and CYTOGEN, respectively, for $1,796,934. Such amount represented the present value of the supplemental capital contribution and the CYTOGEN Payment discounted at 10%. The discount on those payments is being amortized ratably over the term of the LLC Agreement as interest income and interest expense. During the period from June 15, 1999 (inception) to December 31, 1999, the JV received $1 million from Progenics which was, in turn, paid to CYTOGEN during that same period. In addition, $72,813 of discount was amortized during the period from June 15, 1999 (inception) to December 31, 1999. Thus, at December 31, 1999, accounts receivable from Progenics and accounts payable to CYTOGEN amounted to $869,747, of which $452,606 is payable during 2000 and the balance is due during 2001.

         Under the terms of the Services Agreement, Progenics is engaged in a research program on behalf of the JV. Progenics is required to fund the cost of the research up to $3 million and is compensated based on agreed upon terms. All inventions made by Progenics in connection with the Services Agreement will be assigned to the JV for its use and benefit. As of December 31, 1999, Progenics had funded approximately $224,000 in costs for research which it had performed on behalf of the JV.

         The Agreements terminate upon the last to expire of the patents granted by the Members to the JV or upon breach by a Member which is not cured within 60 days of written notice.

                                  EXHIBIT INDEX

Exhibit No. Description of Exhibit
----------- ---------------------------------------------------------------
     *3.1   Certificate of Incorporation of the Registrant, as amended.

     *3.2   By-laws of the Registrant.

     *4.1 Specimen Certificate for Common Stock, $.0013 par value per share, of the Registrant

    *10.1   Form of Registration Rights Agreement

    *10.2   1989 Non-Qualified Stock Option Plan (psi)

    *10.3   1993 Stock Option Plan as amended (psi)

    *10.4   1993 Executive Stock Option Plan (psi)

******10.5  Amended and Restated 1996 Stock Incentive Plan (psi)

    *10.6   Form of Indemnification Agreement (psi)

 ****10.7 Employment Agreement dated December 22, 1998 between the Registrant and Dr. Paul J. Maddon (psi)

    *10.8   Letter dated August 25, 1994 between the Registrant and Dr. Robert
            J. Israel (psi)

  ***10.9 Employment Agreement dated as of June 10, 1998 between the Registrant and Ronald J. Prentki, as amended by Amendment No. 1 to the Employment Agreement dated as of October 8, 1998 (psi)

  *+10.10 gp120 Supply Agreement dated July 19, 1995 between the Registrant and E. I. DuPont DeNemours and Company, as amended, October 27, 1995

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

  *+10.20 KLH Supply Agreement dated July 1, 1996 between the Registrant and PerImmune, Inc.

  *+10.21 sCD4 Supply Agreement dated November 3, 1993 between the Registrant and E.I. DuPont DeNemours and Company

*******10.22 Sublease dated January 27, 1998 between the Registrant and Witco
             Corporation

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

 Exhibit No. Description of Exhibit
----------- ---------------------------------------------------------------
  *+10.29 Letter agreement dated as of April 15, 1997 among Bristol-Myers Squibb Company, Registrant and Aquila Biopharmaceuticals, Inc.

   *10.30   Form of Warrant to purchase Series C Preferred Stock

   *10.31 Form of Warrant issued to Tudor BVI Futures, Ltd. and Tudor Global Trading LLC

 **+10.32 Heads of Agreement, effective as of December 23, 1997, among F. Hoffman-La Roche Ltd., Hoffmann-La Roche Inc. and Registrant

*****+10.33 Development and License Agreement effective as of April 30, 1999, between Protein Design Labs, Inc. and the Registrant

*****+10.34 PSMA/PSMP License Agreement dated June 15, 1999, by and among the
            Registrant, CYTOGEN Corporation and PSMA Development Company LLC

*****+10.35 Limited Liability Company Agreement of PSMA Development Company,
            dated June 15, 1999, by and among the Registrant, CYTOGEN Corporation and PSMA Development Company LLC

    10.36   Director Stock Option Plan (psi)

     23.1   Consent of PricewaterhouseCoopers LLP (regarding the Registrant)

     23.2 Consent of PricewaterhouseCoopers LLP (regarding PSMA Development Company LLC)

     27.1   Financial Data Schedule.

-------------
* Previousl filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-13627, and incorporated by reference herein.

** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 6, 1998, and incorporated by reference herein.

*** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and incorporated by reference herein.

**** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.

***** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated by reference herein.

****** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated by reference herein.

******* Previously filed as an exhibit to the Company's Registration Statement on Form S-3, Commission File No. 333-88931, and incorporated by reference herein.

+ Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

(psi)    Management contract or compensatory plan or arrangement.