Form 10-Q
period 2000-03-31
PROGENICS PHARMACEUTICALS INC
filed 2000-05-15
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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

     As of March 31, 2000 there were 12,134,850 shares of common stock, par value $.0013 per share, of the registrant outstanding.

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

                       PROGENICS PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
             AT MARCH 31, 2000 AND DECEMBER 31, 1999 (Unaudited)


                                                   March 31,     December 31,
                                                     2000            1999
ASSETS:                                          -------------   -------------
Current assets:
  Cash and cash equivalents...............       $ 15,857,471    $ 24,212,448
  Marketable securities...................         34,909,950      29,655,101
  Accounts receivable.....................            581,841       1,146,740
  Interest receivable                               1,310,232         835,367
  Other current assets....................            253,108         189,092
                                                 -------------   -------------
     Total current assets.................         52,912,602      56,038,748

Marketable securities.....................         15,614,070      13,749,156
Fixed assets, at cost, net of accumulated
  depreciation and amortization...........          1,323,080       1,396,917
Investment in joint venture...............             63,865          73,044
Security deposits and other assets........              3,039           3,039
                                                 -------------   -------------
     Total assets.........................       $ 69,916,656    $ 71,260,904
                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued
    liabilities...........................       $    988,065    $  2,453,564
  Amount due to joint venture.............            500,000         452,606
  Deferred revenue........................            211,990
Capital lease obligations,
    current portion.......................              9,698          79,562
                                                 -------------   -------------
     Total current liabilities............          1,709,753       2,985,732

Amount due to joint venture...............            391,623         417,141
Capital lease obligations.................             10,759          37,328
                                                 -------------   -------------
     Total liabilities....................          2,112,135       3,440,201
                                                 -------------   -------------


Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value,
    14,320,174 authorized; none
    issued and outstanding

  Common stock - $.0013 par value,
    40,000,000 authorized; issued
    and outstanding - 12,134,850
    in 2000, 11,905,774 in 1999...........             15,775          15,478
  Additional paid-in capital..............         87,732,141      86,329,599
  Unearned compensation...................           (483,918)       (591,142)
  Accumulated deficit.....................        (19,175,495)    (17,703,528)
  Accumulated other comprehensive loss....           (283,982)       (229,704)
                                                 -------------   -------------
     Total stockholders' equity...........         67,804,521      67,820,703
                                                 -------------   -------------
     Total liabilities and
       stockholders' equity...............       $ 69,916,656    $ 71,260,904
                                                 =============   =============


       The accompanying notes are an integral part of these statements.

                       PROGENICS PHARMACEUTICALS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)





                                                 Three months ended March 31,
                                                 -----------------------------
                                                     2000            1999
                                                 -------------   -------------
Revenues:
  Contract research and development.......       $  2,116,708    $  2,614,606
  Research grants and product sales.......            229,766         229,480
  Interest income.........................          1,027,773         303,296
                                                 -------------   -------------
     Total revenues.......................          3,374,247       3,147,382
                                                 -------------   -------------

Expenses:
  Research and development................          3,457,781       2,360,280
  General and administrative..............            996,376         868,738
  Loss in joint venture...................            187,913
  Interest expense........................             22,499          13,503
  Depreciation and amortization...........            181,645         149,770
                                                 -------------   -------------
     Total expenses.......................          4,846,214       3,392,291
                                                 -------------   -------------

     Net loss.............................       $ (1,471,967)   $   (244,909)
                                                 =============   =============

Net loss per share - basic and diluted....         $   (0.12)      $   (0.03)
                                                   ==========      ==========




       The accompanying notes are an integral part of these statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE QUARTER ENDED MARCH 31, 2000 (Unaudited)


                                                                                           ACCUMULATED
                                COMMON STOCK      ADDITIONAL                                  OTHER         TOTAL
                             ------------------    PAID-IN      UNEARNED     ACCUMULATED  COMPREHENSIVE STOCKHOLDERS' COMPREHENSIVE
                               Shares   Amount     CAPITAL    COMPENSATION     DEFICIT    INCOME (LOSS)    EQUITY          LOSS
                             ---------- -------  -----------  ------------  ------------- ------------- ------------- -------------
Balance at December 31, 1999 11,905,774 $15,478  $86,329,599    ($591,142)  ($17,703,528)   ($229,704)   $67,820,703

Amortization of unearned
   compensation                                                   107,224                                    107,224

Issuance of compensatory
   stock options                                     164,476                                                 164,476

Sale of Common Stock under
   employee stock purchase
   plans and exercise of
   stock options and warrants   229,076     297    1,238,066                                               1,238,363

Net loss                                                                      (1,471,967)                 (1,471,967)   (1,471,967)

Change in unrealized gain
   on marketable securities                                                                   (54,278)       (54,278)      (54,278)
                             ---------- -------  -----------  ------------  ------------- ------------- ------------- -------------
Balance at March 31, 2000    12,134,850 $15,775  $87,732,141    ($483,918)  ($19,175,495)   ($283,982)   $67,804,521   ($1,526,245)
                             ========== =======  ===========  ============  ============= ============= ============= =============

       The accompanying notes are an integral part of the financial statements.

                       PROGENICS PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                 Three months ended March 31,
                                                 -----------------------------
                                                     2000            1999
                                                 -------------   -------------
Cash flows from operating activities:
 Net loss...................................     $ (1,471,967)   $   (244,909)
                                                 -------------   -------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization............          181,645         149,770
   Amortization of discounts, net of
    premiums, on marketable securities......           90,635          33,370
   Amortization of discount on investment in
    joint venture...........................           21,876
   Loss in joint venture, net of amounts
    funded..................................            9,179
   Noncash expenses incurred in connection
    with issuance of common stock, stock
    options and warrants....................          271,700         178,300
   Changes in assets and liabilities:
    Decrease(increase)in accounts receivable          564,899        (833,513)
    Increase in prepaid expenses and other
     current assets.........................         (538,881)        (25,534)
    Decrease in accounts payable and
     accrued expenses.......................       (1,273,384)       (465,460)
                                                 -------------   -------------
         Total adjustments..................         (672,331)       (963,067)
                                                 -------------   -------------

    Net cash used in operating activities...       (2,144,298)     (1,207,976)
                                                 -------------   -------------

Cash flows from investing activities:
 Capital expenditures.......................          (87,933)       (203,972)
 Sale of marketable securities..........            6,395,000       2,475,000
 Purchase of marketable securities                (13,659,676)     (2,601,960)
                                                 -------------   -------------
    Net cash used in investing activities...       (7,352,609)       (330,932)
                                                 -------------   -------------

Cash flows from financing activities:
 Proceeds from the exercise of stock
    options and other adjustments to
    stockholders' equity....................        1,238,363         132,231
 Payment of capital lease obligations.......          (96,433)        (28,949)
                                                 -------------   -------------
     Net cash provided by financing
        activities..........................        1,141,930         103,282
                                                 -------------   -------------

     Net decrease in cash and cash
        Equivalents.........................       (8,354,977)     (1,435,626)
                                                 -------------   -------------

Cash and cash equivalents at beginning
  of period.................................       24,212,448      14,437,263
                                                 -------------   -------------

     Cash and cash equivalents at end
        of period...........................     $ 15,857,471    $ 13,001,637
                                                 =============   =============

Supplemental disclosure of noncash
  investing and financing activities:
   Fixed assets included in accounts
     payable and accrued expenses...........     $     15,981    $     14,769
                                                 =============   =============

       The accompanying notes are an integral part of these statements.

                        PROGENICS PHARMACEUTICALS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Interim Financial Statements

The interim Condensed Financial Statements of Progenics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


2.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2000 and December 31, 1999 consist of the following:

                                             March 31, 2000   December 31, 1999
                                             --------------   -----------------
         Accounts payable                      $   666,800       $  1,718,661
         Accrued expenses                          141,421            101,250
         Accrued payroll and related costs          81,283            379,903
         Legal and accounting fees payable          98,606            253,750
                                               ------------      -------------
                                               $   988,065       $  2,453,564
                                               ============      =============

3.   Net Loss Per Share

The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding. For the three months ended March 31, 2000 and 1999, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                                  Net Loss            Shares          Per Share
                                 (Numerator)       (Denominator)        Amount
                                 -----------       -------------      ---------
         2000:
           Basic and Diluted    ($1,471,967)        12,029,069         ($0.12)

         1999:
           Basic and Diluted      ($244,909)         9,371,742         ($0.03)


     Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                        Three Months Ended March 31,
                                ----------------------------------------------
                                        2000                    1999
                                ---------------------    ---------------------
                                            Wtd. Avg.                Wtd. Avg.
                                Wtd. Avg.   Exercise      Wtd. Avg.  Exercise
                                 Number       Price        Number      Price
                                ---------   ---------    ---------   ---------

         Options                3,016,973     $11.60      3,214,639     $8.17
         Warrants                 287,156     $ 6.51        329,841     $6.12
                                ---------                 ---------
             Total              3,304,129     $11.17      3,544,480     $7.98
                                =========                 =========

4.   Reclassifications

Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation.


5. PSMA Development Company LLC

The Company accounts for its investment in the PSMA Development Company LLC ("JV") in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

                                                            March 31,2000
                                                            -------------
        Balance Sheet Data
              Cash                                           $   200,000
                                                             ===========
              Accounts Payable
                Cytogen ($500,000, due currently)                891,623
                The Company                                       72,269
              Capital Contributions
                Cytogen                                          100,000
                The Company                                    2,299,188
              Accounts receivable from the Company              (891,623)
              Accumulated deficit                             (2,271,457)
                                                             ------------
                                                             $   200,000
                                                             ============

                                                     For the Three months Ended
                                                            March 31,2000
                                                            -------------

             Statement of Operations Data

              Total revenue                                  $    21,876
              Total expenses                                     218,968
                                                             ------------
                      Net Loss(1)                            $  (197,092)

(1) The terms of the joint venture agreement provide for the Company to fund certain costs of the joint venture. The loss resulting from such costs has therefore been allocated to the capital account of the Company and accordingly, the Company's share of the joint venture's loss is greater than ownership interest.


6.   Recently Issued Accounting Standard

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides additional guidance with regard to accounting for up front non-refundable license fees and milestone payments. SAB 101 will be adopted by the Company during the quarter ending June 30, 2000 and any adjustment to the financial statement would be accounted for as a cumulative effect of a change in accounting principle. The Company is assessing the impact that SAB 101 will have on its financial statement and is currently unable to determine the full effect; however, the impact of SAB 101 could have a material affect on the Company's financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: technological uncertainties related to early stage product development, uncertainties associated with preclinical and clinical testing, risks relating to corporate collaborations, the lack of product revenue and the uncertainty of future profitability, the need for additional financing and other factors set forth more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and other periodic filings with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto.


     General

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral and other life-threatening diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in organizational efforts, including recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through March 31, 2000 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at March 31, 1999, an accumulated deficit of approximately $19,175,000. The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaboration with the Bristol-Myers Squibb Company ("BMS") beginning in July 1997, payments received under its collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. ("Roche") beginning in January 1998, funding under research grants and contracts, the proceeds of the Company's initial public offering in November 1997, the proceeds of a subsequent public offering in November 1999, and the proceeds from the exercise of outstanding options and warrants. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended March 31, 2000 and 1999

     Contract research and development revenue decreased to approximately $2,117,000 for the three months ended March 31, 2000 from approximately $2,615,000 for the three months ended March 31, 1999 as the Company received reimbursement of clinical development costs under its Joint Development and Master License Agreement with BMS (the "BMS License Agreement"), the collaboration with Roche and contract revenue from the National Institutes of Health. Revenues from research grants and product sales was essentially unchanged. Interest income increased to approximately $1,028,000 for the three months ended March 31, 2000 from approximately $303,000 for the three months ended March 31, 1999 due to the increase in cash available for investing as the Company completed a second public offering in November 1999.

     Research and development expenses increased to approximately $3,457,000 for the three months ended March 31, 2000 from approximately $2,360,000 for the three months ended March 31, 1999. The increase was principally due to additional costs in 2000 of conducting the Company's clinical trials, including the manufacture of GMK and MGV and PRO 542. Additionally, the Company paid license fees to Genzyme Transgenics Corp. and Pharmacopeia in relation to its HIV programs and incurred compensation expense for stock options granted to a consultant.

     General and administrative expenses increased to approximately $996,000 for the three months ended March 31, 2000 from approximately $869,000 for the three months ended March 31, 1999. The increase was principally due to increases in employee salaries, related benefits and increased insurance costs partially offset by a decrease in patent expenses. The Company recognized approximately $188,000 as its share of the joint venture's loss for the period under the terms of the joint venture with Cytogen Corp., which commenced operations in July 1999. Interest expense increased to approximately $22,000 for the three months ended March 31, 2000 from approximately $14,000 for the three months ended March 31, 1999. The increase was principally due to the recognition of interest expense as the Company discounted future capital contributions to the joint venture offset by a reduction in the number of capital lease outstanding. Depreciation expense increased to approximately $182,000 for the three months ended March 31, 2000 from approximately $150,000 for the three months ended March 31, 1999 due to an increase in capital expenditures and leasehold improvements during the third and fourth quarters of 1999.

     The Company's net loss for the three months ended March 31, 2000 was approximately $1,472,000 compared to a net loss of approximately $245,000 for the three months ended March 31, 1999.

Liquidity and Capital Resources

     The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaboration with the Bristol-Myers Squibb Company ("BMS") beginning in July 1997, payments received under its collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. ("Roche") beginning in January 1998, funding under research grants and contracts, the proceeds of the Company's initial public offering in November 1997, the proceeds of a subsequent public offering in November 1999, and the proceeds from the exercise of outstanding options and warrants.

     In November 1997, the Company sold 2,300,000 shares of common stock in an initial public offering. After deducting underwriting discounts and commissions and other expenses, the Company received net proceeds of $16,015,000. In November 1999, The Company completed an additional public offering of 2,300,000 shares of common stock and received net proceeds, after underwriting discounts and commissions and other expenses, of $40,584,000. The net proceeds from both offerings were invested in short-term, interest bearing investment grade securities pending further application.

     At March 31, 2000, the Company had cash, cash equivalents and marketable securities totaling approximately $66,400,000 compared with approximately $67,600,000 at December 31, 1999. The Company's facility lease has been extended to December 2000. In connection with the extended facility lease, the Company expects that approximately $1,000,000 will be spent to expand its administrative offices and enhance its manufacturing capabilities for clinical trials during 2000 of which approximately $200,000 had been spent through March 31, 2000.

     We believe that our existing capital resources should be sufficient to fund operations at least through the end of 2001. However, this is a forward-looking statement based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets before such time. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, our cash requirements may vary materially from those now planned because of results of research and development and product testing, potential relationships with in-licensors and collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. We have no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage. We may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technology, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Recently issued Accounting Standard

     The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides additional guidance with regard to accounting for up front non-refundable license fees and milestone payments. SAB 101 will be adopted by the Company during the quarter ending June 30, 2000 and any adjustment to the financial statement would be accounted for as a cumulative effect of a change in accounting principle. The Company is assessing the impact that SAB 101 will have on its financial statement and is currently unable to determine the full effect; however, the impact of SAB 101 could have a material affect on the Company's financial position and results of operations.

Year 2000 Compliance

     The Year 2000 issue resulted from the fact that many computers worldwide used two digits, rather than four, to define the applicable year.

     During 1999, we completed our assessment and remediation of our internal infrastructure and communicated with our suppliers to determine if they were Year 2000 ready. To date, we have not experienced any business disruptions as a result of the Year 2000 issue. In addition, we are not aware of any problems experienced by our suppliers. Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 issue, particularly with some of our suppliers and other critical service providers, or that we have identified all of the risks associated with the Year 2000 issue. Costs incurred to date to correct Year 2000 problems have been immaterial and we currently do not expect to incur additional costs to correct Year 2000 problems.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At March 31, 2000, the Company did not hold any market risk sensitive instruments.

                         PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 - Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended March 31 2000, there were no reports on Form 8-K.







                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                PROGENICS PHARMACEUTICALS, INC.


Date:  May 13, 2000              by  /s/ Robert A. McKinney
                                 ----------------------------
                                      Robert A. McKinney
                                        Vice President
                                   (Duly authorized officer
                                    of the Registrant and
                                     Principal Financial
                                   and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description
-------     -------------------------------------
   27       Financial Data Schedule