Form 10-Q
period 2000-06-30
PROGENICS PHARMACEUTICALS INC
filed 2000-08-14
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   June 30, 2000
                                    -----------------

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

     As of June 30, 2000 there were 12,154,096 shares of common stock, par value $.0013 per share, of the registrant outstanding.

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

                       PROGENICS PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
              AT JUNE 30, 2000 AND DECEMBER 31, 1999 (Unaudited)

                                                     June 30,     December 31,
                                                       2000           1999
ASSETS:                                          --------------  --------------
Current assets:
  Cash and cash equivalents....................   $ 13,050,095    $ 24,212,448
  Marketable securities - short term...........     39,526,326      29,655,101
  Accounts receivable..........................      1,476,696       1,146,740
  Interest receivable .........................      1,155,104         835,367
  Other current assets.........................        304,190         189,092
                                                  -------------   -------------
      Total current assets.....................     55,512,411      56,038,748

Marketable securities..........................     12,313,464      13,749,156
Fixed assets, at cost, net of accumulated
  depreciation and amortization................      1,252,486       1,396,917
Investment in joint venture....................         53,074          73,044
Security deposits and other assets.............          3,039           3,039
                                                  -------------   -------------

      Total assets.............................   $ 69,134,474    $ 71,260,904
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued liabilities.....   $  1,482,621    $  2,453,564
  Amount due to joint venture..................        500,000         452,606
  Capital lease obligations, current portion...          7,948          79,562
                                                  -------------   -------------
     Total current liabilities.................      1,990,569       2,985,732

Amount due to joint venture....................        413,499         417,141
Capital lease obligations......................          8,414          37,328
                                                  -------------   -------------
     Total liabilities.........................      2,412,482       3,440,201
                                                  -------------   -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 14,320,174
    authorized; none issued and outstanding
  Common stock - $.0013 par value, 40,000,000
    authorized; issued and outstanding -
    12,154,096 in 2000 11,905,774 in 1999......         15,800          15,478
  Additional paid-in capital...................     87,915,685      86,329,599
  Unearned compensation........................       (376,693)     (  591,142)
  Accumulated deficit..........................    (20,570,235)    (17,703,528)
  Accumulated other comprehensive
    (loss) income..............................       (262,565)       (229,704)
                                                  -------------   -------------
     Total stockholders' equity................     66,721,992      67,820,703
                                                  -------------   -------------
     Total liabilities and
       stockholders' equity....................   $ 69,134,474    $ 71,260,904
                                                  =============   =============


       The accompanying notes are an integral part of these statements.

                                   PROGENICS PHARMACEUTICALS, INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                             For the three months ended        For the six months ended
                                                      June 30,                         June 30,
                                            ----------------------------     ----------------------------
                                                2000            1999             2000            1999
                                            ------------    ------------     ------------    ------------
 Revenues:
    Contract research and development...    $ 2,015,035     $ 2,245,226      $ 4,131,743     $ 4,859,832
    Research grants and product sales...        313,517         228,335          543,283         457,815
    Interest income.....................      1,022,947         289,815        2,050,720         593,111
                                            ------------    ------------     ------------    ------------

       Total revenues...................      3,351,499       2,763,376        6,725,746       5,910,758
                                            ------------    ------------     ------------    ------------

 Expenses:
    Research and development............      3,103,655       2,960,354        6,561,436       5,320,634
    General and administrative..........      1,225,810       1,107,930        2,222,186       1,976,668
    Loss in joint venture...............        221,856       1,796,934          409,769       1,796,934
    Interest expense....................         24,890          15,002           47,389          28,505
    Depreciation and amortization.......        170,028         155,012          351,673         304,782
                                            ------------    ------------     ------------    ------------

       Total expenses...................      4,746,239       6,035,232        9,592,453       9,427,523
                                            ------------    ------------     ------------    ------------

       Net income (loss)................    $(1,394,740)    $(3,271,856)     $(2,866,707)    $(3,516,765)
                                            ============    ============     ============    ============

 Net income (loss) per share - basic....       $(0.11)          $(0.35)         $(0.24)         $(0.37)
                                               =======          =======         =======         =======
 Net income (loss) per share - diluted..       $(0.11)          $(0.35)         $(0.24)         $(0.37)
                                               =======          =======         =======         =======

       The accompanying notes are an integral part of these statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2000 (Unaudited)


                                                                                        ACCUMULATED
                            COMMON STOCK      ADDITIONAL                                   OTHER          TOTAL
                        -------------------    PAID-IN      UNEARNED     ACCUMULATED   COMPREHENSIVE  STOCKHOLDERS' COMPREHENSIVE
                          Shares    Amount     CAPITAL    COMPENSATION     DEFICIT     INCOME (LOSS)     EQUITY          LOSS
                        ---------- --------  -----------  ------------  -------------  -------------  ------------- --------------
Balance at
  December 31, 1999     11,905,774   15,478  $86,329,599   ($591,142)   ($17,703,528)     ($229,704)   $67,820,703

Amortization of
  unearned compensation                                      214,449                                       214,449

Issuance of compensatory                         164,476                                                   164,476
  stock options

Sale of Common Stock
  under employee stock
  purchase plans and
  exercise of stock
  options and warrants     248,322      322    1,421,610                                                 1,421,932

Net loss                                                                  (2,866,707)                   (2,866,707)   ($2,866,707)

Change in unrealized
  gain on marketable
  securities                                                                                (32,861)       (32,861)       (32,861)
                        ----------  -------  -----------  ------------  -------------     ----------   ------------   ------------
Balance at
  June 30, 2000         12,154,096  $15,800  $87,915,685   ($376,693)   ($20,570,235)     ($262,565)   $66,721,992    ($2,899,568)
                        ==========  =======  ===========  ============  =============     ==========   ============   ============

       The accompanying notes are an integral part of these statements.

                       PROGENICS PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                     Six months ended June 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
Cash flows from operating activities:
 Net(loss) income................................  $ (2,866,707)  $ (3,516,765)
                                                   -------------  -------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization.................       351,673        304,782
   Amortization of discounts, net of
    premiums, on marketable securities...........       195,716         61,733
   Amortization of discount on amount due
    to joint venture.............................        43,752          5,601
   Loss in joint venture.........................       409,769      1,796,934
   Noncash expenses incurred in
    connection with issuance of common
    stock, stock options and warrants............       378,925        308,270
   Changes in assets and liabilities:
     Decrease (increase) in accounts
     receivable..................................      (329,956)       194,861
     Decrease (increase) in prepaid expenses and
     other assets................................      (434,835)        38,041
     Decrease in accounts payable and
     accrued expenses............................    (1,006,799)       (77,104)
     Increase in investment in LLC...............      (389,799)      (600,000)
                                                   -------------  -------------
           Total adjustments.....................      (781,554)     2,033,118
                                                   -------------  -------------
    Net cash (used in) provided by
     operating activities........................    (3,648,261)    (1,483,647)
                                                   -------------  -------------
Cash flows from investing activities:
 Capital expenditures............................      (171,386)      (447,078)
 Sale of marketable securities...................    14,895,000      6,955,000
 Purchase of marketable securities...............   (23,559,110)    (6,307,537)
                                                   -------------  -------------
    Net cash provided by (used in)
     investing activities. ......................    (8,835,496)       200,385
                                                   -------------  -------------

Cash flows from financing activities:
 Proceeds from the exercise of stock options and
  other adjustments to stockholders' equity......     1,421,932        280,028
 Payment of capital lease obligations............      (100,528)       (49,703)
                                                   -------------  -------------
     Net cash provided by financing
      activities.................................     1,321,404        230,325
                                                   -------------  -------------

     Net decrease in cash and cash
      equivalents................................   (11,162,353)    (1,052,937)
                                                   -------------  -------------

Cash and cash equivalents at beginning
 of period.......................................    24,212,448     14,437,263
                                                   -------------  -------------
     Cash and cash equivalents at
      end of period..............................  $ 13,050,095   $ 13,384,326
                                                   =============  =============

Supplemental disclosure of noncash investing
 and financing activities:
  Fixed assets included in accounts payable and
  accrued expenses...............................  $     35,856   $     60,652
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

2.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2000 and December 31, 1999 consist of the following:

                                              June 30,          December 31,
                                                2000                1999
                                            ------------        ------------
       Accounts payable                     $   529,292         $ 1,718,661
       Accrued expense                          585,000             101,250
       Accrued payroll and related costs         21,976             379,903
       Legal and accounting fees payable        346,353             253,750
                                            ------------        ------------
                                            $ 1,482,621         $ 2,453,564
                                            ============        ============

3.  Net Loss Per Share

The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 2000 and June 30, 1999, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted per share amounts since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                                     Net Loss            Shares        Per Share
                                    (Numerator)       (Denominator)     Amount
                                    ------------      -------------     -------
2000:
Three months-ended June 30, 2000:
               Basic and Diluted:   ($1,394,740)        12,139,008      ($0.11)

Six months-ended June 30, 2000:
               Basic and Diluted:   ($2,866,707)        12,084,039      ($0.24)

1999:
Three months-ended June 30, 1999:
                           Basic:   ($3,271,856)         9,428,955      ($0.35)

Six months-ended June 30, 1999:
                           Basic:   ($3,516,765)         9,400,728      ($0.37)

     Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                      Three Months Ended June 30,
                              -------------------------------------------
                                       2000                  1999
                              ---------------------  --------------------
                                          Wtd. Avg.             Wtd. Avg.
                               Wtd. Avg.  Exercise   Wtd. Avg.  Exercise
                                Number      Price     Number      Price
                              ----------  ---------  ---------  ---------
 Options and warrants with
 exercise prices below the
 average fair market value
 of the Company's common
 stock for the respective
 periods                       3,245,105   $11.52    3,027,655     $6.64

 Options and warrants with
 exercise prices above the
 average fair market value
 of the Company's common
 stock for the respective
 periods                          28,571   $71.58      139,527    $14.54


                                       Six Months Ended June 30,
                              -------------------------------------------
                                       2000                  1999
                              ---------------------  --------------------
                                          Wtd. Avg.             Wtd. Avg.
                               Wtd. Avg.  Exercise   Wtd. Avg.  Exercise
                                Number      Price     Number      Price
                              ----------  ---------  ---------  ---------
 Options and warrants with
 exercise prices below the
 average fair market value
 of the Company's common
 stock for the respective
 periods                       3,282,912   $11.32    3,045,487     $6.59

 Options and warrants with
 exercise prices above the
 average fair market value
 of the Company's common
 stock for the respective
 periods                          14,846   $71.81       83,713    $14.88


4.  PSMA Development Company LLC

The Company accounts for its investment in the PSMA Development Company LLC ("JV") in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

                                             June 30, 2000     December 31,1999
                                             -------------     ----------------
     Cash                                    $    200,000         $    200,000
                                             =============        =============

     Accounts Payable:
       Cytogen ($500,000 due currently)           913,499              869,747
       The Company                                 93,851               53,911
     Capital Contributions:
       Cytogen                                    100,000              100,000
       The Company                              2,510,253            2,120,454
     Contribution receivable from the Company    (913,499)            (869,747)
     Accumulated deficit:                      (2,504,104)          (2,074,365)
                                             -------------         ------------
     Total assets                            $    200,000         $    200,000
                                             =============        =============

Statement of Operations Data:
                       Three Months Ended June 30,    Six Months Ended June 30,
                       ---------------------------    -------------------------
                          2000            1999            2000         1999
                       ----------     ------------    -----------  ------------
Total revenue            $21,876                        $ 43,752
Total expenses           254,523       $1,796,934        473,491    $1,796,934
                       ----------     ------------    -----------  ------------
Net Loss (1)           ($232,647)     ($1,796,934)     ($429,739)  ($1,796,934)
                       ==========     ============    ===========  ============

(1) The terms of the joint venture agreement provide for the Company to fund certain costs of the joint venture. The loss resulting from such costs have therefore been allocated to the capital account of the Company and accordingly, the Company's allocated share of the joint venture's loss is greater than its ownership interest.


5.  Recently Issued Accounting Standard

     The Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides additional guidance with regard to accounting for up front non-refundable license fees and milestone payments. SAB 101 will be adopted by the Company during the quarter ending December 31, 2000 and any adjustment to the financial statement will be accounted for as a cumulative effect of a change in accounting principle. The Company is assessing the impact that SAB 101 will have on its financial statement and is currently unable to determine the full effect; however, the impact of SAB 101 could have a material affect on the Company's financial position and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and

     This Quarterly Report on Form 10-Q contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be forward-looking statements. When we use the words 'anticipates,' 'plans,' 'expects' and similar expressions, we are identifying forward-looking statements. Such forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Such factors include, among others, the uncertainties associated with product development, the risk that clinical trials will not commence when or proceed as planned, the risks and uncertainties associated with dependence upon the actions our corporate, academic and other collaborators and of government regulatory agencies, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials, the uncertainty of future profitability and other factors set forth more fully in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and other periodic filings with the Securities and Exchange Commission. We do not have a policy of updating or revising forward-looking statements, and thus it should not be assumed that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto.


General

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral and other life-threatening diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in organizational efforts, including recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through June 30, 2000 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at June 30, 2000, an accumulated deficit of approximately $20,570,000. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended June 30, 2000 and 1999

     Contract research and development revenue decreased to approximately $2,015,000 for the three months ended June 30, 2000 from approximately $2,245,000 for the three months ended June 30, 1999. The Company received less development funding pursuant to the Company's agreement with Bristol-Myers Squibb Company ("BMS") in 2000 as reimbursable clinical development costs decreased. Revenues from research grants and product sales increased to approximately $314,000 for the three months ended June 30, 2000 from approximately $228,000 for the three months ended June 30, 1999. The increase resulted from the funding of a greater number of grants in the second quarter of 2000. Interest income increased to approximately $1,023,000 for the three months ended June 30, 2000 from approximately $290,000 for the three months ended June 30, 1999 due to the increase in cash available for investing as the Company completed a public offering of common stock in November 1999.

     Research and development expenses increased to approximately $3,104,000 for the three months ended June 30, 2000 from approximately $2,960,000 for the three months ended June 30, 1999. The increase was principally due to additional costs in 2000 in the Company's existing development programs including the manufacture of PRO 542, additional costs related to new programs such as PSMA and DHA and an increase in operating expenses such as rent due to the expansion of the Company's research facilities. Additionally, the Company paid license fees to a research collaborator in connection with its HIV and other virology programs and incurred compensation expense for stock options granted to a consultant.

     General and administrative expenses increased to approximately $1,226,000 for the three months ended June 30, 2000 from approximately $1,108,000 for the three months ended June 30, 1999. The increase was principally due to an increase in operating expenses such as rent and insurance as the Company expanded its administrative facilities. The Company recognized approximately $222,000 as its share of loss for the period under in the Company's joint venture with Cytogen Corporation ("Cytogen"), which commenced operations in July 1999. Interest expenses increased to approximately $25,000 for the three months ended June 30, 2000 from approximately $15,000 for the three months ended June 30, 1999. The increase was principally due to the recognition of interest expense as the Company discounted future capital contributions to the joint venture offset by a reduction in the number of capital leases outstanding. Depreciation and amortization expense increased to approximately $170,000 for the three months ended June 30, 2000 from approximately $155,000 for the three months ended June 30, 1999. The increase was principally due to the purchase of additional fixed assets and leasehold improvements.

     The Company's net loss for the second quarter of fiscal 2000 was approximately $1,395,000, or $0.11 per share (basic and diluted), compared to a net loss of approximately $3,272,000, or $0.35 per share (basic and diluted), for the second quarter of fiscal 1999.

Six Months Ended June 30, 2000 and 1999

     Contract research and development revenue decreased to approximately $4,132,000 for the six months ended June 30, 2000 from approximately $4,860,000 for the six months ended June 30, 1999 as the Company received less development funding pursuant to the BMS agreement in 2000 as reimbursable clinical development costs decreased. Revenues from research grants and product sales increased to approximately $543,000 for the six months ended June 30, 2000 from approximately $458,000 for the six months ended June 30, 1999. The increase resulted due to the funding of a greater number of grants in the first half of 2000. Interest income increased to approximately $2,051,000 for the six months ended June 30, 2000 from approximately $593,000 for the six months ended June 30, 1999 due to the increase in cash available for investing as the Company completed a second public offering in November 1999.

     Research and development expenses increased to approximately $6,561,000 for the six months ended June 30, 2000 from approximately $5,321,000 for the six months ended June 30, 1999. The increase was principally due to the hiring of new scientists and the related expenses as the Company expanded its research and development programs in 2000 and an increase in operating expenses such as rent due to the expansion of the Company's research facilities.

     General and administrative expenses increased to approximately $2,222,000 for the six months ended June 30, 2000 from approximately $1,977,000 for the six months ended June 30, 1999. The increase was principally due to the hiring of additional administrative staff and additional operating expenses such as rent as the Company expanded its administrative facilities.

     The Company recognized a loss in its joint venture with Cytogen which decreased to approximately $410,000 for the six months ended June 30, 2000 from approximately $1,797,000 for the six months ended June 30, 1999 as the joint venture expensed license fees in 1999.

     Interest expense increased to approximately $47,000 for the six months ended June 30, 2000 from approximately $29,000 for the six months ended June
30, 1999. The increase was principally due to discounting future capital contributions to the joint venture offset by a reduction in the number of capital leases outstanding. Depreciation and amortization expense increased to approximately $352,000 for the six months ended June 30, 2000 from approximately $305,000 for the six months ended June 30, 1999. The increase was principally due to the purchase of additional fixed assets and leasehold improvements.

     The Company's net loss for the six months ended June 30, 2000 was approximately $2,867,000, or $0.24 per share (basic and diluted), compared to a net loss of approximately $3,517,000, or $0.37 per share (basic and diluted), for the six months ended June 30, 1999.

Liquidity and Capital Resources

     The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under its collaboration with the Bristol-Myers Squibb Company ("BMS") beginning in July 1997, payments received under its collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. ("Roche") beginning in January 1998, funding under research grants and contracts, the proceeds from public offerings of common stock in November 1997 and November 1999 and the proceeds from the exercise of outstanding options and warrants.

     In November 1997, the Company sold 2,300,000 shares of common stock in an initial public offering. After deducting underwriting discounts and commissions and other expenses, the Company received net proceeds of $16,015,000. In November 1999, the Company completed an additional public offering of 2,300,000 shares of common stock and received net proceeds, after underwriting discounts and commissions and other expenses, of $40,584,000. The net proceeds from both offerings were invested in short-term, interest-bearing investment grade securities pending further application.

     At June 30, 2000, the Company had cash, cash equivalents and marketable securities totaling approximately $64,890,000 compared with approximately $67,600,000 at December 31, 1999. In June 2000, the Company extended its facility lease to June 2005. In connection with the extended facility lease, the Company expects that approximately $1,000,000 will be spent to expand its administrative offices and enhance its manufacturing capabilities for clinical trials during 2000 of which approximately $171,000 been expended through June 30, 2000.

     We believe that our existing capital resources should be sufficient to Fund operations at least through the end of 2001. However, this is a forward-looking statement based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets before such time. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, our cash requirements may vary materially from those now planned because of results of research and development and product testing, relationships with in-licensors and collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. We have no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time to bring our products to the commercial marketing stage. We may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technology, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Recently issued Accounting Standard

The Securities and Exchange Commission issued Staff Accounting Bulletin
No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides additional guidance with regard to accounting for up front non-refundable license fees and milestone payments. SAB 101 will be adopted by the Company during the quarter ending December 31, 2000 and any adjustment to the financial statement would be accounted for as a cumulative effect of a change in accounting principle. The Company is assessing the impact that SAB 101 will have on its financial statement and is currently unable to determine the full effect; however, the impact of SAB 101 could have a material affect on the Company's financial position and results of operations.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

     At June 30, 2000, the Company did not hold any market risk sensitive instruments.

PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on June 28, 2000. The matters voted upon at the meeting were (i) the election of eight directors of the Company, (ii) the approval and adoption of an amendment to the Company's Amended 1996 Stock Incentive Plan (A) to increase the maximum number of shares of the Company's Common Stock available thereunder for issuance from 2,000,000 to 4,000,000, (B) to provide for the delegation of authority to grant certain stock options to a committee of directors who may also be officers of the Company and (C) to set 750,000 as the maximum number of shares with respect to which options may be granted to any participant during any two-year period and
(iii) the ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2000. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

Nominee:                           Votes For:    Votes Withheld:
--------------------------------   ----------    ---------------
Paul J. Maddon, M.D., Ph.D.         9,955,479          48,235
Charles A. Baker                    9,955,629          48,085
Kurt W. Briner                      9,955,629          48,085
Mark F. Dalton                      9,955,629          48,085
Stephen P. Goff, Ph.D.              8,733,303       1,270,411
Paul F. Jacobson                    9,956,629          47,085
Ronald J. Prentki                   9,954,489          49,225
David A. Scheinberg, M.D., Ph.D.    9,956,629          47,085

     As to the approval of an amendment to the Company's Amended 1996 Stock Incentive Plan, the matter was approved with 5,172,902 votes in favor, 1,952,047 votes against, 51,350 abstentions and 2,827,415 broker non-votes.

     As to the ratification of the Board of Director's selection of PricewaterhouseCoopers, LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2000, the matter was approved with 9,999,574 votes in favor, 3,190 votes against, 950 abstentions and 0 broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

    10.22 - Amended and Restated Sublease Agreement dated as of June 6, 2000 by and between Crompton Corporation and the Registrant

    27    - Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended June 30, 2000, the registrant filed a Current Report on Form 8-K dated May 22, 2000 in which Item 5 Other Events were reported and no financial statements were filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PROGENICS PHARMACEUTICALS, INC.

Date:  August 14, 2000             by  /s/ Robert A. McKinney
                                   -------------------------------
                                        Robert A. McKinney
                                          Vice President
                                     (Duly authorized officer
                                      of the Registrant and
                                       Principal Financial
                                     and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description
-------    -----------------------------------------------------------------
 10.22      Amended and Restated Sublease Agreement dated as of June 6, 2000 by and between Crompton Corporation and the Registrant

 27         Financial Data Schedule

                                                                 EXHIBIT 10.22

                     AMENDED AND RESTATED SUBLEASE AGREEMENT

          THIS AMENDED AND RESTATED SUBLEASE AGREEMENT ("Sublease"), made as of June 6, 2000 by and between CROMPTON CORPORATION (f/k/a CK Witco Corporation), a Delaware corporation, successor by merger to Witco Corporation ("Sublandlord") having an address at One American Lane, Greenwich, Connecticut 06831-2559, and PROGENICS PHARMACEUTICALS, INC., a Delaware corporation ("Subtenant") having an address at 777 Old Saw Mill River Road, Tarrytown, New York 10591.

                              W I T N E S S E T H:

          WHEREAS, Keren Limited Partnership, a Delaware limited partnership ("Keren"), and Witco Corporation ("Witco") entered into a Lease, dated as of December 8, 1997 as amended by that certain First Amendment of Lease (the "First Amendment") dated May 1, 1998 (the "Prime Lease"), covering certain premises more fully described therein (collectively, the "Premises"), in, among others, the buildings known as Building 769 or the Silicones Building (the "Silicones Building"), the 771 Building (the "771 Building"), the Autoclave Building (the "Autoclave Building"), and the Annex Building (the "Annex Building"), each located along Old Saw Mill River, in that complex known as The Landmark at Eastview (the "Complex"), partly in the Town of Greenburgh and partly in the Town of Mount Pleasant, in the County of Westchester and State of New York;

          WHEREAS, Witco entered into a Sublease, dated as of January 27, 1998 (the "Initial Sublease") with Subtenant subleasing to Subtenant a portion (the "Initial Sublease Premises") of the Premises leased by Witco under the Prime Lease, and constituting a total of approximately 22,681 rentable square feet of office and laboratory space, located on portions of the third and fourth floors of the Silicones Building, plus a total of approximately 1,216 rentable square feet of storage space located on the third floor of the Silicones Building (the Initial Sublease Premises designated as "Progenics 1" and "Progenics 2" on each of Exhibit A-1 and Exhibit A-2 attached hereto);

          WHEREAS, Keren assigned its interest as landlord under the Prime Lease to Landmark Holdings, LLC ("Landmark");

          WHEREAS, Landmark assigned its interest as landlord under the Prime Lease to Eastview Holdings, LLC ("Prime Landlord");

          WHEREAS, Sublandlord is the successor by merger to Witco;

          WHEREAS, Sublandlord desires to sublease to Subtenant and Subtenant desires to sublease from Sublandlord an additional portion (the "Additional Sublease Premises") of the Premises consisting of (i) approximately 2,348 square feet of laboratory space on the fourth floor south lab wing (designated as "Progenics 3" on Exhibit A-1 attached hereto) and approximately 2,804 square feet of office space on the third floor T wing, both of the Silicones Building (designated as "Progenics 3 and 4" on Exhibit A-2 attached hereto) (collectively, the "Crompton Space"), (ii) approximately 1,437 square feet of office space on the fourth floor of the Silicones Building (designated as "Progenics 4" on Exhibit A-1 attached hereto) (the "Union Carbide Space") and
(iii) approximately 1,126 square feet of storage space located in the Warehouse Building (designated as "Warehouse Space" on Exhibit A-3 attached hereto) (the "Warehouse Space") (the Additional Sublease Premises, together with the Initial Sublease Premises, the "Sublease Premises").


          Sublandlord and Subtenant have agreed to amend and restate said Initial Sublease in accordance with the terms and provisions hereof. This Agreement supersedes and replaces the Initial Sublease in its entirety.

          NOW, THEREFORE, in consideration of $10.00 and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Sublandlord and Subtenant agree as follows:

1. Demise. Subject to Subtenant's (i) obtaining a fully executed non-disturbance, consent and attornment agreement from Prime Landlord, (ii) obtaining a fully executed non-disturbance, subordination and attornment agreement from Prime Landlord's mortgagee, CDC Mortgage Capital, Inc. (in the forms attached hereto as Exhibit X and Exhibit Y, respectively) and (iii) the satisfaction of the conditions set forth herein in regard to the Union Carbide Space, Sublandlord hereby leases to Subtenant, and Subtenant hereby hires and takes from Sublandlord, the Sublease Premises. In the event Subtenant has not received both items (i) and (ii) above within twenty (20) days from the date hereof, Subtenant shall have the option at any time thereafter to terminate this Sublease and/or to reinstate the terms and conditions of the Initial Sublease. In the event the conditions set forth in (iii) above have not been satisfied within the time limits set forth below, Subtenant shall have all of the remedies set forth herein.

2.   Term:  Extension Right; Cancellation Right.

          2.1 The term ("Term") of this Sublease (i) shall commence (a) with regard to the Initial Sublease Premises and the Warehouse Space on the date of this Sublease, (b) with regard to the Crompton Space and the Union Carbide Space (subject to the conditions set forth in Sections 2.5 and 4.1(b) below) on July 1, 2000 (the "Commencement Date"), and (ii) shall expire at midnight on the day immediately preceding the fifth anniversary following the Commencement Date (the "Expiration Date"), unless Subtenant exercises its Cancellation Option pursuant to Section 2.4 hereto or this Sublease is sooner terminated pursuant to law, or unless otherwise extended pursuant to Section 2.2 hereto. The Term shall include any Additional Term(s) (as hereinafter defined) to the extent duly exercised by Subtenant.

          2.2 Subtenant shall have the option to extend the Term for up to two (2) additional periods (each individually, an "Additional Term"), the first Additional Term for two (2) years and, if exercised, commencing on the fifth anniversary following the Commencement Date, and the second Additional Term, if exercised, commencing on the seventh anniversary following the Commencement Date and ending on December 30, 2009, subject, however, to the following conditions:

          (i) Subtenant shall give notice ("Extension Notice") to Sublandlord of its election to extend the Term at least one (1) year prior to the start of the applicable Additional Term, with respect to which notification, time is of the essence;

          (ii) This Sublease shall be in full force and effect and Subtenant shall not be in default of any of the terms, covenants and conditions of this Sublease at the date of the Extension Notice or upon the commencement of the applicable Additional Term; and;

          2.3 In the event Subtenant shall have elected to extend for the Additional Term in accordance with Section 2.2, all then applicable terms, covenants and conditions of this Sublease shall apply to the Additional Term except that Subtenant shall have no further option to extend the Term beyond the two (2) successive Additional Terms specified above.

          2.4

          (i) (i) Subtenant shall have the option to terminate this Sublease at the end of the second year of the Term (the "Cancellation Option"), in which case Subtenant shall give notice to Sublandlord of its exercising of the Cancellation Option at least one (1) year prior to the expiration of the second year of the Term.

          (ii) In the event Subtenant exercises the Cancellation Option, Subtenant shall be released from and shall have no further obligation to pay any Fixed Rent payment (as defined in Section 4), Escalation Rent payment (as defined in Section 5) or any other fee, expense or payment arising subsequent to the effective date of such termination. The foregoing shall not release Subtenant from any of the foregoing payments for periods prior to the effective date of termination.

          2.5 Sublandlord intends to deliver (by virtue of an agreement between Union Carbide and Sublandlord) the Union Carbide Space to Subtenant in vacant, broom clean condition on or prior to June 1, 2000. In the event Sublandlord has not delivered the Union Carbide Space to Subtenant on or prior to June 1, 2000, in vacant, broom clean condition, Subtenant shall be entitled to the rent concessions described in Sections 4.1(a) and 4.1(b) below.

3.   Asbestos Abatement.

          3.1 Commencing on the date hereof, Subtenant and its agents and/or appointees shall have access to the Crompton Space for the purpose of removing asbestos therefrom (the "Asbestos Removal Phase I"), such removal or partial removal to be conducted by Subtenant and its agents and/or appointees in its sole discretion and in accordance with all applicable laws and regulations. Subtenant has hired Andron Construction and/or another licensed contractor, at its sole discretion (the "Asbestos Contractor") in order to complete the Asbestos Removal Phase I and Subtenant shall be responsible for the payment of the entire cost of the Asbestos Removal Phase I, as any such costs become due and payable. The Asbestos Contractor shall carry the types and amounts of insurance set forth on Schedule A attached hereto, and shall name Subtenant, Sublandlord and Prime Landlord as additional insureds thereunder. Sublandlord acknowledges the receipt of an insurance certificate in satisfaction of the conditions set forth in the immediately preceding sentence. Sublandlord agrees that Subtenant shall not be responsible for the payment of any Fixed Rent or Additional Rent (as defined below), except for the Initial Sublease Premises Rent (as defined in Section 4.1 below) and rent for the Warehouse Space (as set forth in Section 4.1(b) below) during the Asbestos Removal Phase I.

          3.2 Commencing on June 1, 2000, Subtenant and its agents and/or appointees shall have access to the Union Carbide Space for the purpose of removing asbestos therefrom (the "Asbestos Removal Phase II"), such removal or partial removal to be conducted by Subtenant and its agents and/or appointees in its sole discretion and in accordance with all applicable laws and regulations and otherwise in accordance with the terms and conditions set forth in Section 3.1 above.

4. Fixed Rent. Subtenant shall pay to Sublandlord for each year during the Term annual fixed minimum rent as provided below ("Fixed Rent"):

          4.1 (a) Commencing on the Commencement Date and continuing thereafter through December 31, 2002 Subtenant shall pay to Sublandlord Fixed Rent at the rate of Sixteen Dollars and 50/100 ($16.50) per square foot for the Initial Sublease Premises, the Crompton Space and the Union Carbide Space (or $394,300.50 per year for the Initial Sublease Premises, $85,008.00 per year for the Crompton Space and $23,710.50 per year for the Union Carbide Space). In the event Sublandlord fails to deliver the Union Carbide Space to Subtenant in accordance with Section 2.5 above, and Subtenant is unable to complete the Asbestos Removal Phase II on or before the Commencement Date because of said delay, the Commencement Date for the Union Carbide Space shall be deemed to occur upon the completion of the Asbestos Removal Phase II. It is also understood that in the event Sublandlord fails to deliver the Union Carbide Space to Subtenant, in addition to the remedy set forth in Section 4.1(b) below, Subtenant shall not be responsible for any payment of Fixed Rent or Additional Rent for the Union Carbide Space prior to the date such space is
delivered.   Notwithstanding the foregoing, prior to the Commencement Date,
Subtenant shall continue to pay monthly rental for the Initial Sublease Premises at the rate set forth in the Initial Sublease (the "Initial Sublease Premises Rent"), which payment and occupancy shall in no way limit any of Subtenant's rights, remedies and obligations as set forth in this Sublease;

               (b) Commencing on the date hereof, and continuing hereafter through December 31, 2002, Subtenant shall pay to Sublandlord Fixed Rent at the rate of Ten Dollars and 00/100 ($10.00) per square foot for Warehouse Space (or $11,260.00 per year for the Warehouse Space). Notwithstanding the foregoing, in the event Sublandlord fails to deliver the Union Carbide Space to Subtenant in accordance with Section 2.5 above, Subtenant shall occupy the Warehouse Space rent free from June 1, 2000 until the date Sublandlord has complied with
Section 2.5. Subtenant shall be entitled to deduct from Fixed Rent the amount of free rent calculated in accordance with this Section 4.1(b).

               (c) In the event Subtenant has not exercised the Cancellation Option, commencing January 1, 2003 and continuing thereafter through and including December 31, 2007 (if Subtenant so elects to extend in accordance with this Sublease), Subtenant shall pay to Sublandlord Fixed Rent at the rate of Eighteen Dollars and 50/100 ($18.50) per square foot for the Initial Sublease Premises, the Crompton Space, and the Union Carbide Space and Ten Dollars and 00/100 ($10.00) per square foot for the Warehouse Space (or $442,094.50 per year for the Initial Sublease Premises $95,312.00 per year for the Crompton Space, $26,584.50 per year for the Union Carbide Space and $11,260 per year for the Warehouse Space).

               (d) In the event Subtenant has exercised its option for the second Additional Term, the Fixed Rent for the Sublease Premises during the period from January 1, 2008 through December 30, 2009 shall be at an annual rate determined in accordance with the First Amendment.

          4.2 Fixed Rent shall be payable without demand, abatement, offset, counterclaim or set off (except as set forth in Section 4.1(b), in equal monthly installments on the first day of each and every calendar month during the Term from and after the Commencement Date, except that Fixed Rent for the month in which the Commencement Date occurs shall be pro-rated on a per diem basis if the Commencement Date is not the first day of such month and Fixed Rent for the last month of the Term shall be likewise pro-rated if the Expiration Date is not the last day of a month.

          4.3 In addition to the Fixed Rent herein described, Subtenant shall pay all Escalation Rent (as such term is defined in Article 5 hereof) under and in accordance with the provisions of this Sublease, appropriately pro-rated if any of the foregoing relates to a period subsequent to the Expiration Date or prior to the Commencement Date.

5. Additional Rent. For each Operating Year (as hereinafter defined), or a portion thereof, all or a portion of which occurs after the Commencement Date, Subtenant shall pay, as Escalation Rent, within the applicable time periods set forth for the relevant additional rent and escalation rent payments in the Prime Lease, an amount equal to Subtenant's Proportionate Share (as hereinafter defined) of all of the additional and escalation rents as are required to be paid by Sublandlord, as Tenant, with respect to such Operating Year, under each and every one of the provisions of the Prime Lease, including, without limitation, Articles 4 and 5 of the Prime Lease (such amount(s) as Sublandlord is required to pay to Prime Landlord under the Prime Lease being hereinafter referred to as "Additional Rent(s)" and Subtenant's Proportionate Share of Additional Rent(s), or any other charge(s) required to be paid by Subtenant hereunder, being hereinafter referred to as "Escalation Rent(s)"), it being the intention and agreement of the parties hereto that Sublandlord's payment obligation with respect to the same shall pass to Subtenant, and Subtenant shall be obligated to pay to Sublandlord so much of all of the Additional Rent and charges required to be paid under the Prime Lease as is equivalent to Subtenant's Proportionate Share thereof, except that Subtenant shall not be obligated to pay any portion of any Additional Rent or charges arising out of special services furnished by Prime Landlord directly to Sublandlord but not to Subtenant or arising out of any default by Sublandlord under the Prime Lease not caused by a default by Subtenant (or by any parties holding by or under Subtenant) hereunder.

          5.1 From and after August 1, 2000, Sublandlord shall furnish to Subtenant, on a monthly basis or otherwise during each Operating Year, a written statement, based upon a comparable statement received by Sublandlord from Prime Landlord (together with a copy of such Prime Landlord's statement, with any non-relevant items, which Sublandlord determines to be confidential, redacted) setting forth Sublandlord's determination of the Escalation Rents for that month (any one or more of such Sublandlord-issued statements being hereinafter called the "Operating Statement(s)"), which Operating Statements shall constitute a final determination as between Sublandlord and Subtenant of Escalation Rent for the period represented thereby, except that if Sublandlord receives a refund from Prime Landlord, or there shall be a deficiency in the payment of Additional Rent pursuant to the provisions of the Prime Lease, in the case of a refund, Sublandlord shall pay to Subtenant an amount equal to the amount which represents Subtenant's Proportionate Share of such refund for any period for which Subtenant has paid Escalation Rent (including any interest on such sum received by Sublandlord pursuant to the Prime Lease), and in the case of a deficiency, Subtenant shall pay to Sublandlord, on demand, an amount equal to the amount which represents Subtenant's Proportionate Share of such deficiency. Sublandlord agrees, upon the request of Subtenant, to furnish to Subtenant a copy of the statement from Prime Landlord upon which any Operating Statement was based, provided Sublandlord may delete therefrom any information which is not relevant to the determination of the amount of Escalation Rents payable hereunder.

          5.2 Sublandlord's failure during the Term to prepare and/or deliver, or any error made by Sublandlord in the preparation of, any Operating Statements or bills, or Sublandlord's failure to make a demand, under this
Article 5 or any other provision of this Sublease, shall not in any way be deemed to be a waiver of, or cause Sublandlord to forfeit or surrender, its rights to collect any portion of Escalation Rent which may have become due. Subtenant's liability for the amounts due under this Sublease shall survive the expiration or sooner termination of this Sublease.

          5.3 In no event shall any adjustment of the payments made or to be made on account of the Escalation Rent result in a decrease in Fixed Rent, it being agreed that the payment of Escalation Rent pursuant to this Article is an obligation supplemental to the obligation to pay Fixed Rent hereunder.

          5.4 For the purposes of determining Escalation Rents, the following terms shall have the definitions set forth below:

          (i) "Operating Year" shall mean the portion of calendar year 2000 commencing on the Commencement Date and ending December 31, 2000, and each calendar year or portion thereof following thereafter during the Term.

          (ii)  "Subtenant's Proportionate Share"

               (a) Subtenant's Proportionate Share is based upon an agreed aggregate rentable area of (i) 23,897 square feet for the Initial Sublease Premises, (ii) 5,152 square feet for the Crompton Space, (iii) 1,437 square feet for the Union Carbide Space and (iv) 1,126 square feet for the Warehouse Space and an agreed rentable area (for purposes of Sublandlord's Tax payments and Operating Expense payments under the Prime Lease) of 182,829 square feet for the Premises.

               (b) Subtenant's Proportionate Share shall mean 17.29% as of the Commencement Date.

               (c) Subtenant's Proportionate Share shall be subject to equitable and proportional change to the extent Sublandlord's rentable area of the Premises changes during the Term (due to, by way of example and not by way of limitation, casualty or condemnation losses or expansions or relocations pursuant to the terms of the Prime Lease).

          5.5  Notwithstanding anything to the contrary contained in this
Article 5, Subtenant, on demand of Sublandlord, shall pay any out-of-pocket costs or charges incurred by Sublandlord in connection with any special or unusual requirements relating to Subtenant's occupancy of the Sublease Premises and benefiting Subtenant only and/or the providing of services with respect thereto and benefiting Subtenant only, whether same arise as a result of Subtenant's fit-up or alterations, Subtenant's increased or unusual occupancy requirements, Subtenant's negligence or misconduct or other cause, event or circumstance brought about by the use, actions or omissions of Subtenant or Subtenant's agents, employees, contractors, licensees or invitees.

          5.6  Notwithstanding anything to the contrary set forth in this
Article 5, if any item of Additional Rent is payable under the Prime Lease in fewer days after notice, demand or receipt of a bill therefor than the period provided herein following Sublandlord's notice, then in such event the lesser number of days of notice shall be deemed applicable hereto and controlling.

6. Alterations and Capital Improvements. Subject to the provisions of Articles 15, 17 and 22 hereof, and subparagraphs (i) and (ii) below, Sublandlord hereby confers upon Subtenant all of the rights, privileges, obligations and restrictions of Sublandlord, as Tenant under the Prime Lease, with respect to alterations, additions or improvements in or to the Sublease Premises; provided that such alterations, additions and improvements shall be subject to the prior written approval of Prime Landlord, if required by the Prime Lease, in each instance.

               Sublandlord hereby consents to Subtenant's proposed alterations, improvements and additions, all as set forth on Exhibit Z attached hereto (the "Plans").

7. Rental. All of the amounts payable by Subtenant pursuant to this Sublease, including, without limitation, Fixed Rent and Escalation Rent (collectively, "Rental"), shall constitute rent under this Sublease and, in the event of Subtenant's failure to pay any item of Rental when due, Sublandlord shall have all of the rights and remedies provided for herein or by law in the case of nonpayment of rent. Subtenant's obligation to pay Rental shall survive the expiration or earlier termination of this Sublease.

8. Late Charges. Consistent with Section 1.08 of the Prime Lease, if Subtenant shall fail to pay any installment of Fixed Rent, Escalation Rent or any other Rental for more than five (5) days after the same is due and payable hereunder, Subtenant shall pay to Sublandlord, in addition to the sum not timely paid, a late charge equal to five percent (5%) of the amount of such late payment and, in addition, interest on such late installment at the "Lease Interest Rate" (as such term is defined in Section 1.08 of the Prime Lease). Such payment shall be made without prejudice to any of Sublandlord's rights and remedies hereunder or at law or in equity for nonpayment or late payment of Rental, and shall be in addition thereto.

9.   Incorporation of, and Subordination to Terms of Prime Lease.

          9.1 All of the terms, provisions, covenants, stipulations, conditions, rights, obligations, remedies and agreements contained in the Prime Lease are incorporated herein by reference, and shall, as between Sublandlord and Subtenant (as if they were the Landlord and Tenant, respectively, under the Prime Lease and as if the Sublease Premises being sublet hereby were the "Premises", as such term is defined in the Prime Lease and as if the Escalation Rent payable hereunder were the Additional Rent payable under the Prime Lease), constitute the terms of this Sublease except to the extent they do not relate to the Sublease Premises or are inapplicable or inappropriate or inconsistent with, or modified by Article 15 hereof or any other provision of this Sublease.

          9.2 This Sublease is in all respects subject and subordinate to the terms and conditions of the Prime Lease. Sublandlord represents that a true and complete copy of the Prime Lease has previously been furnished by Sublandlord to Subtenant, after deletion of certain financial terms, and Subtenant acknowledges that it has received and reviewed the same. Subtenant agrees that in the event of a termination, re-entry or dispossess by Prime Landlord under the terms of the Prime Lease, Prime Landlord, at its option, may take over all of the right, title and interest of Sublandlord as Sublandlord hereunder and, in such event, Subtenant shall attorn to Prime Landlord pursuant to the then executory provisions of this Sublease, except that Prime Landlord shall not (i) be liable for any previous act, omission or negligence of Sublandlord, (ii) be subject to any counterclaim defense or offset which theretofore accrued to Subtenant against Sublandlord, (iii) be bound by any previous modification or amendment of this Sublease or by any previous prepayment of more than one month's Fixed Rent, Escalation Rent or any other Rental unless such modification or prepayment shall have been approved in writing by Prime Landlord, or (iv) be obligated to perform any work in the Sublease Premises or the Building or to prepare them for occupancy beyond Prime Landlord's obligations under the Prime Lease. Notwithstanding the foregoing, nothing herein shall be deemed to relieve Prime Landlord from performing its obligations as landlord under the Sublease from and after the date Prime Landlord succeeds to the position of Sublandlord under the Prime Lease. Subtenant agrees to promptly execute and deliver to Prime Landlord any instruments Prime Landlord may reasonably request to evidence and confirm such attornment.

          9.3 Notwithstanding anything to the contrary contained in the Prime Lease, this Sublease is in all respects subject and subordinate to all of the provisions of the Prime Lease and to all matters to which the Prime Lease is or shall be subject and subordinate (hereinafter collectively referred to as "Superior Mortgages"). This Article shall be self-operative and no further instrument of subordinations shall be required by any party. In confirmation of such subordination, Subtenant shall execute promptly any certificate that Sublandlord or Prime Landlord may reasonably request. Provided Subtenant is not in breach of its obligations under this Sublease, Sublandlord agrees to request a non-disturbance agreement protecting Subtenant's subtenancy hereunder from the holder of any Superior Mortgage granting to Sublandlord a non-disturbance agreement, but Sublandlord shall in no way be liable (nor shall Subtenant's obligations herein be affected) by any refusal or failure by such holder to grant Subtenant any such non-disturbance agreement.

10. Subtenant's Obligations. Except as otherwise specifically provided herein, all acts and obligations to be performed and all of the terms, provisions, covenants, stipulations, rights, obligations, remedies, agreements and conditions to be observed by, and inuring to the benefit of, Sublandlord as Tenant under the Prime Lease with respect to the Premises shall be performed and observed by, and shall inure to the benefit of, Subtenant but solely to the extent each of same relates to Subtenant's occupancy or its use and enjoyment of the Sublease Premises, and Subtenant's obligations shall run to Sublandlord or Prime Landlord, as Sublandlord may reasonably determine to be appropriate or required by the respective interests of Sublandlord and Prime Landlord. Subtenant hereby agrees to indemnify, defend and hold Sublandlord harmless from and against, all claims, damages, costs, expenses and liabilities (including, but not limited to, reasonable attorneys' fees and disbursements) relating to the Sublease Premises, pursuant to (and in accordance with the terms of) Sublandlord's indemnity of Prime Landlord contained in Section 20.03 of the Prime Lease, said Section 20.03 being incorporated herein by reference and being applicable from Subtenant to (and for the benefit of) Sublandlord. In furtherance of the foregoing, Subtenant shall not (i) do or permit to be done anything prohibited under the Prime Lease or the Superior Mortgages, (ii) take any action or do or permit to be done anything which would result in any additional cost or expense or other liability being incurred by Sublandlord under the provisions of the Prime Lease, or (iii) do or permit to be done by Subtenant's contractors, agents, employees, invitees, guests or licensees or any other person or entity, anything which would cause Sublandlord, as Tenant under the Prime Lease, to be in default thereunder. Subtenant's obligations under this Article shall survive the expiration or earlier termination of this Sublease. In the event that any term or condition of this Sublease confers any rights which, if exercised hereunder, would constitute a default under or breach of the Prime Lease or any Superior Mortgages, this Sublease shall be deemed amended to comply or be consistent with the Prime Lease or any such Superior Mortgages, or both. Subtenant shall not take or suffer any action in connection with its use and enjoyment of the Sublease Premises which would constitute a default under, or be a violation of, the Prime Lease or any Superior Mortgages, or both.

11. Sublandlord's Obligations. Subtenant agrees that, notwithstanding anything to the contrary contained in this Sublease or in the Prime Lease, Sublandlord is not hereby assuming any responsibility or obligation in connection with, or for any of the representations made by, Prime Landlord under the Prime Lease, nor shall Sublandlord be required to provide any of the services or make any of the alterations, installations, repairs or restorations or take any other actions that Prime Landlord has agreed to provide, to make, to take or to cause to be provided or made or taken under the provisions of the Prime Lease, and Subtenant shall rely upon, and look solely to Prime Landlord for the provision or making thereof. If Prime Landlord shall default in the performance of any of its obligations under the Prime Lease, Subtenant shall not have the right to proceed in Sublandlord's name to enforce Prime Landlord's obligations; provided, however, that, if Prime Landlord shall have defaulted in the performance of any obligation under the Prime Lease, which default materially adversely affects the Sublease Premises, Subtenant's use thereof, or the services required to be provided to the Sublease Premises under this Sublease, then, provided Subtenant is in compliance with its obligations hereunder, Sublandlord agrees, upon the reasonable request of Subtenant and at Subtenant's sole cost and expense, to make, demand or institute any proceeding or action appropriate under the Prime Lease for the enforcement or performance of said obligation. If requested by Sublandlord, and as a condition to Sublandlord making, demanding, instituting or continuing any proceeding or action contemplated by the prior sentence, Subtenant shall provide a cash deposit or other assurances reasonably satisfactory to Sublandlord for the payment of the costs and expenses anticipated by Sublandlord in connection with such dispute, including, without limitation, reasonable attorneys' fees. If such proceeding or action shall also seek enforcement or performance of obligations for the benefit of portions of the Premises other than the Sublease Premises, Sublandlord shall pay Sublandlord's equitable share of the cost and expense of such proceeding or action, including, without limitation, reasonable attorney's fees.

12. Default by Subtenant. If Subtenant shall be in default of any covenant, term or condition of this Sublease which causes a default under any of the provisions of the Prime Lease (any of the foregoing being a "Default"), Sublandlord, on giving the notice required under the Prime Lease and subject to the right, if any, of Subtenant to cure any such default as may be provided to Sublandlord in the Prime Lease and as incorporated herein by reference, shall have available to it all of the rights and/or remedies available to Prime Landlord under the Prime Lease as if Sublandlord had caused the corresponding default or failure to occur under the Prime Lease (collectively, the "Basic Remedies"). In the event there occurs any other default under this Sublease which does not cause a Default, and if (i) with respect to a non-monetary default, Subtenant fails to cure such default within twenty (20) days after Sublandlord's notice to Subtenant (or if such default is remediable but not reasonably capable of being remedied within such twenty (20) day period, Subtenant has failed to commence remedy within such twenty (20) day period, or, if so commenced, has failed to diligently prosecute such remedy to completion within a reasonable period, or (ii) Subtenant fails to cure such default within five (5) days after Sublandlord's notice to Subtenant with respect to the failure to make payment of any item of Rental, Sublandlord may pursue any of the Basic Remedies. The Basic Remedies shall be in addition to all other rights and/or remedies available to Sublandlord at law or in equity.

13. Quiet Enjoyment. As long as Subtenant is not in default under any of the terms of this Sublease beyond any applicable grace period and performs and observes all of the obligations, terms and conditions herein contained and contained in the Prime Lease as herein incorporated, Subtenant shall peaceably and quietly have, hold and enjoy the Sublease Premises, subject to the terms and conditions of this Sublease and the Prime Lease.

14. Destruction, Fire and Other Casualty; Condemnation. Notwithstanding anything to the contrary contained in this Sublease or the provisions of the Prime Lease incorporated herein by reference:

         14.1 If the Sublease Premises shall be damaged or destroyed in whole or in part as a result of any fire or other casualty, Subtenant shall have no right to terminate or otherwise cause the Term to expire or be forfeited except to the extent Sublandlord has an express right to terminate the Prime Lease;

         14.2 If the whole or a part of the Sublease Premises shall be condemned or taken in any manner for any public or quasi-public use, Subtenant shall have no right to terminate this Sublease or otherwise cause the Term to expire or be forfeited, except to the extent Sublandlord has an express right to terminate the Prime Lease;

         14.3 If Sublandlord shall receive an abatement of Fixed Rent and/or Additional Rent pursuant to the provisions of the Prime Lease as a result of damage or destruction to the Sublease Premises, or a condemnation of the Sublease Premises, or with respect to services to be furnished to the Sublease Premises, Subtenant shall be entitled to receive a corresponding abatement of Fixed Rent and/or Escalation Rent, as the case may be (provided Subtenant is in compliance with its obligations under this Sublease); and

         14.4 Sublandlord shall have no obligation to make repairs or restore the Sublease Premises and Subtenant shall be entitled only to such repairs or restoration of the Sublease Premises as may be provided by Prime Landlord under the Prime Lease.

15. Modification of the Prime Lease. For the purposes of this Sublease, the terms of the Prime Lease which are incorporated by reference are incorporated subject to the following modifications:

         15.1 In all provisions of the Prime Lease requiring the approval or consent of the "Landlord," (other than with respect to Alterations and Asbestos Removal, where only the consent of Prime Landlord shall be required) Subtenant shall be required to obtain the approval or consent of Sublandlord and Prime Landlord. In all provisions of the Prime Lease requiring that notice be given to the "Landlord," Subtenant shall be required to give notice to Prime Landlord and Sublandlord;

         15.2 The following provisions of the Prime Lease do not apply, are deemed to be deleted from the Prime Lease and shall be of no force and effect with respect to this Sublease: Section 3.04 (Allowance); Section 3.05 (Elevator Work and Allowance); Section 3.06; Section 3.07 (Benches and Hoods);
Section 3.08 (Arbitration; Fit-Up); Section 5.05 (Audit and Arbitration);
Section 8.07; Section 8.08; First two lines of Section 8.10; Section
9.02 (Compliance Contests); Sections 12.05(a) and 12.05(b); Section
18.12 (Restricting Access); Section 20.04 (Indemnity); Article 30 (Brokerage);
Article 31 (Notices); Article 35 (Parking); Sections 36.02 and 36.03; Second Sentence of Section 37.01 (Exterior Signage); Section 37.02 (Tenant's Directory); Section 41.01(b) (Representations); Article 42 (Options); Article 43 (Communications Dish); and Article 44 (Cabling).

         15.3 Any reference to the term "Landlord" in Article 10 of the Prime Lease in connection with insurance coverage is hereby modified to mean Sublandlord and Prime Landlord.

16.  Termination of Prime Lease.

         16.1 If for any reason whatsoever other than due to Sublandlord's default under the Prime Lease (excluding any such default caused by Subtenant), the term of the Prime Lease is terminated prior to the Expiration Date, then this Sublease shall thereupon automatically be terminated, as if the Expiration Date were one day prior to the date of termination under the Prime Lease, and Sublandlord shall not be liable to Subtenant by reason thereof. Upon such termination of this Sublease, Sublandlord shall return to Subtenant that portion of the Fixed Rent and Escalation Rent which has been paid in advance by Subtenant hereunder, if any, prorated as of the date of such termination. Sublandlord reserves the right to transfer and assign its interest in and to this Sublease.

         16.2 Subtenant shall look only to Sublandlord's estate and interest in the Sublease Premises for the satisfaction of Subtenant's remedies for the collection of any judgment (or other judicial process) requiring the payment of money by Sublandlord in the event of any default by Sublandlord under this Sublease, and no other property or other assets of Sublandlord shall be subject to levy, execution or other enforcement procedure for the satisfaction of Subtenant's remedies under or with respect to this Sublease, the relationship of Sublandlord and Subtenant hereunder or Subtenant's use and occupancy of the Sublease Premises. However, nothing contained in this Article shall be construed to permit Subtenant to offset against Rental due hereunder unless otherwise specifically provided for in this Sublease.

17. Condition of the Sublease Premises. Subject to Sections 3.1 and 3.2 hereof, Subtenant acknowledges that it has examined and inspected the Sublease Premises and is fully familiar with the physical condition thereof, and agrees to accept and to take possession of the Sublease Premises in vacant, broom-clean condition and otherwise "as is." Subtenant further acknowledges that, as an occupant of the Complex, it is generally familiar with the condition of the Complex, including, without limitation, the conditions listed as Exhibit N of the Prime Lease. Sublandlord does not make any representation or warranty as to the physical condition of the Sublease Premises or Complex, the use to which the Sublease Premises or Complex may be put or any other matter or thing affecting or relating to the Sublease Premises except as specifically set forth in this Sublease. Notwithstanding the immediately preceding sentence, Sublandlord and Subtenant each represents to the other that, to the best of their respective knowledge, Prime Landlord's representations made in Article 41 and Section 36.03(a) of the Prime Lease are true and accurate as of the date hereof. Sublandlord shall have no obligation whatsoever to alter, improve, decorate or otherwise prepare the Sublease Premises for Subtenant's occupancy. Subtenant acknowledges that it presently occupies, and has been in occupancy of, portions of the Sublease Premises.

18. Consents. If, as required by the terms of this Sublease, Subtenant seeks Sublandlord's consent or approval, Sublandlord's refusal to grant such consent or approval shall be deemed reasonable if Sublandlord is required under the Prime Lease to obtain such consent or approval of Prime Landlord and Prime Landlord has refused or failed to grant such consent or approval. Sublandlord agrees to forward any such good faith, reasonable request for Prime Landlord's consent or approval to Prime Landlord promptly after receipt therefor from Subtenant. The provisions of this Article shall not be construed to limit the grounds on which Sublandlord may refuse to grant consent or approval in any instance.

19. Cleaning/Maintenance and Security. Subject to and in accordance with the terms of the Prime Lease, Subtenant shall receive Prime Landlord's cleaning, maintenance and security services to the Sublease Premises.

20.  Assignment and Subletting.

         20.1 Subtenant shall have the right, subject to prior written consent of Sublandlord, in each instance, which consent shall not be unreasonably withheld, and the prior written consent of Prime Landlord, in each instance, to assign this Sublease or sublet a portion of the Sublease Premises in accordance with Article 8 of the Prime Lease (with the exclusion of Sections 8.07, 8.08, and the first two lines of Section 8.10) . It is expressly understood that profit sharing pursuant to Section 8.16 of the Prime Lease, if applicable, would occur between Subtenant and Prime Landlord and that Sublandlord shall have no interest in any profits derived from a subletting or assignment.

21. Brokerage. Sublandlord and Subtenant represent and warrant to each other that they have dealt with no brokers in connection with this Sublease. Sublandlord and Subtenant each agrees to indemnify and hold harmless the other from and against all loss, cost, liability and expense (including, but not limited to, attorneys' fees and disbursements) arising out of the breach of the representation and warranty made by such party in this Article. In the event any claim shall be made by any such other broker with whom Sublandlord has not dealt who shall claim to have negotiated this Sublease on behalf of Subtenant or to have introduced Subtenant to Sublandlord, Subtenant shall defend any such action by counsel selected by Subtenant and approved by Sublandlord.

22.  Surrender.

         22.1 On the Expiration Date, subject to any renewals exercised by Subtenant, or upon the sooner termination of this Sublease, Subtenant shall, at its sole cost and expense, quit, surrender, vacate and deliver the Sublease Premises to Sublandlord "broom clean" and in good order, condition and repair except for ordinary wear and tear and damage by fire or other casualty.
Subject to the terms of the Prime Lease, Subtenant shall retain title to, including the right to remove from the Sublease Premises at any time during the Term hereof, any movable trade fixtures or equipment (including, but not limited to, a generator (the "Generator") to be installed by Subtenant pursuant to the Plans) paid for and installed by Subtenant (without contribution by either Sublandlord or Prime Landlord) used in Subtenant's business which are not necessary for the structural integrity of the Silicones Building or the operation of any building, mechanical or utility systems or equipment. Upon the expiration or sooner termination of this Sublease, Subtenant shall, at its sole cost and expense, remove all personal property and any movable trade fixtures or equipment (including the Generator and the pad upon which the Generator is installed) belonging to Subtenant which it is permitted to move pursuant to this Section; provided, however, that, in each instance, Subtenant repairs any damage to the Sublease Premises, the Silicones Building and/or the Warehouse Building due to the installation or removal of such property. Any trade fixtures, equipment or other property of Subtenant remaining at the Sublease Premises after the expiration or termination of this Sublease shall be deemed abandoned and may be removed or otherwise disposed of by Sublandlord without any notice, liability or obligation to Subtenant, but Subtenant shall remain liable to reimburse Sublandlord for the cost of performing any such work, said reimbursement to be made within ten (10) days after Sublandlord submits bills therefor. Subtenant agrees to indemnify, defend and save Sublandlord harmless from and against any and all loss, cost, expense or liability resulting from the failure of, or the delay by, Subtenant in so surrendering the Sublease Premises, including, without limitation, any claims made by Prime Landlord or any succeeding Subtenant founded on such failure or delay. Notwithstanding the foregoing to the contrary, Subtenant shall not be required to remove the wiring installed in connection with the use of the Generator.

23. Notices. Notices and other communications desired or required to be given hereunder shall be in writing and shall be given or made by personal delivery on a business day or by certified or registered mail, return receipt requested (or by reputable, overnight express courier, such as Federal Express or UPS), addressed, in the case of Sublandlord, to the address set forth on the first page of this Sublease, to the attention of General Counsel, and, in the case of Subtenant, to the Sublease Premises to the attention of Robert A. McKinney, with a copy to Dewey Ballantine LLP, 1301 Avenue of the Americas, New York, New York, 10019, Attention: Stephen Schweiger, or to any other party(ies)) or addresses(es) which either party may hereafter designate respectively for such purpose by a written notice. Copies of any notices to Sublandlord shall likewise be sent to: One American Lane, Greenwich, CT 06831, Attention:
General Counsel.

24. No Waivers. Failure by Sublandlord or Subtenant in any instance to insist upon the strict performance of any one or more of the obligations of the other party under this Sublease, or to exercise any election herein contained, shall in no manner be or be deemed to be a waiver by Sublandlord or Subtenant, as the case nay be, of any of the other party's defaults or breaches hereunder or of any of its rights and remedies by reason of such defaults or breaches, or a waiver or relinquishment for the future of the requirement of strict performance of any and all of the other party's obligations hereunder.
Further, no payment by Subtenant or receipt by Sublandlord of a lesser amount than the correct amount or manner of payment of Fixed Rent and Escalation Rent due hereunder shall be deemed to be other than a payment on account, nor shall any endorsement or statement on any check or any letter accompanying any check or payment be deemed to effect or evidence an accord and satisfaction, and Sublandlord may accept any checks or payments as made without prejudice to Sublandlord's right to recover the balance or pursue any other remedy in this Sublease or otherwise provided at law or equity.

25.  Miscellaneous.

         25.1 The terms of this Sublease may not be changed or otherwise modified except by an instrument in writing signed by each of the parties hereto.

         25.2 This Sublease is conditioned upon receipt of any consent required under a Superior Mortgage, to the extent not already given under or pursuant to or in connection with the Prime Lease.
25.3  	It is understood and agreed that all understandings and
agreements heretofore had between the parties hereto with respect to the subject matter of this Sublease are merged in this Sublease (including the Exhibits attached hereto and made a part hereof), which alone fully and completely expresses their agreement, and that the same is entered into after full investigation, neither party relying upon any statement, representation or warranty made by the other not embodied in this Sublease. This Sublease shall not be binding on Sublandlord unless and until Sublandlord shall have executed and delivered a fully executed counterpart of this Sublease to Subtenant.

         25.4 As of the date hereof, Sublandlord represents that (a) the Prime Lease has been executed and delivered; (b) Sublandlord has not received a notice of default under the Prime Lease and (c) to the best of its knowledge, Sublandlord is not in default under the Prime Lease.

         25.5 Sublandlord and Subtenant each represents that it has full right and power to execute and perform this Sublease, subject to the terms of the Prime Lease and consents of Prime Landlord (and any required Superior Mortgagee), if applicable.

         25.6 This Sublease shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors and assigns, as same are permitted hereunder.

         25.7 The paragraph headings appearing herein are for purposes of convenience only and are not deemed to be a part of this Sublease.

         25.8 This Sublease shall be governed by and construed in accordance with the laws of the State of New York.

         25.9 Miscellaneous Services. Provided Subtenant is not in breach or default of its obligations under this Sublease, Sublandlord shall provide certain services to Subtenant and to various portions of the Sublease Premises on a periodic basis (but solely to the extent Sublandlord provides such services generally to the Premises) specified as follows: standard reception services to the lobby of the Silicones Building; standard air balancing services; standard fire extinguisher inspection and maintenance; standard safety shower and eyewash station maintenance; periodic, standard painting maintenance; standard plumbing and electrical maintenance; standard, initial changing of certain lock mechanisms; and making available, on a non-exclusive basis, a certain receiving area in the Silicones Building or Building 771 (or, alternatively, at Sublandlord's option, pursuant to separate agreement with Subtenant, certain standard shipping and receiving services); provided, however, that Sublandlord shall have no obligation to provide any of the aforesaid services above and beyond the levels to which Sublandlord has historically provided such services to its own business operations; and provided, further, that Subtenant pays Sublandlord's standard charges for providing such services as and when billed as Additional Rent, said charges to be based on Sublandlord's actual cost, without profit or markup.

         25.10 Parking. Subject to and in accordance with the terms of the Prime Lease, Sublandlord shall provide Subtenant with one hundred (100) unreserved, outside parking spaces, plus an additional seven (7) reserved, outside parking spaces, out of Sublandlord's parking space allowance under the Prime Lease.

         25.11 Counterparts. This Sublease may be executed in any number of counterparts, all of which, together, shall constitute but one and the same instrument.

26.  Right of First Refusal.

         26.01 Provided that this Sublease shall then be in full force and effect without default on the part of the Subtenant hereunder, after notice and the expiration of any applicable grace or cure period provided herein, Subtenant shall have the right of first refusal (the "Refusal Right") with respect to the subleasing of any space in the Silicones Building (the "Expansion Space"), when and if the same becomes available for subleasing by Sublandlord. The Refusal Right shall be exercisable in accordance with, and shall be subject to and governed by, the terms, covenants and conditions contained in the balance of this Article 26.

         26.02 If any Expansion Space shall become available for subleasing, Sublandlord shall send written notice (an "Availability Notice") to Subtenant by certified mail, return receipt requested, if and when Sublandlord shall learn that the Expansion Space shall become available for subleasing by Sublandlord, which Availability Notice shall specify: (i) the date of expected availability (the "Expected Availability Date") of the Expansion Space which shall be not less than thirty (30) days nor more than one year from the date of the Availability Notice, and (ii) the terms ("Sublandlord's Terms") upon which Sublandlord is willing to rent the Expansion Space. If Subtenant shall desire to exercise the Refusal Right with respect to the Expansion Space, Subtenant shall send Sublandlord written notice thereof (an "Acceptance Notice") on or before the thirtieth (30th) day next succeeding the day upon which Sublandlord shall have sent the Availability Notice to Subtenant, except in the case where the Expected Availability Date is more than ninety (90) days from the date of the Availability Notice, in which case Subtenant may exercise its Refusal Right by sending the Acceptance Notice to Sublandlord no later than one hundred twenty (120) days prior to the Expected Availability Date.

         26.03 If Subtenant shall send an Acceptance Notice to Sublandlord in the form and manner, and within the time periods referred to in Section 26.02 hereof, the parties hereto shall promptly enter into a new lease (the "New Lease") with regard to the Expansion Space, which New Lease shall contain all of the same terms, covenants and conditions contained in this Sublease, except that:
          (i) (a) In the event Subtenant chooses to remove asbestos from the Expansion Space, the term of the New Lease shall commence thirty (30) days after Sublandlord delivers the Expansion Space to Subtenant in vacant, broom clean condition.

               (b) In the event Subtenant chooses not to remove asbestos from the Expansion Space, the term of the New Lease shall commence upon the date upon which Sublandlord delivers the Expansion Space to Subtenant in vacant, broom clean condition.

               (c) The term of the New Lease shall expire upon the day upon which the term of this Sublease (as the same may be renewed pursuant to the terms herein) shall expire.

          (ii) the annual fixed rent and escalation provisions contained in the New Lease shall be those specified in Sublandlord's Terms or the Revised Sublandlord's Terms (as herein defined).

         26.04 In the event that Subtenant shall fail to send an Acceptance Notice to Sublandlord in the form and manner, and within the period provided herein, referred to in Section 26.02 hereof, such failure shall constitute a waiver of the Refusal Right. Sublandlord may thereafter lease the Expansion Space to other parties upon terms not materially more favorable to the other parties than Sublandlord's Terms. If Sublandlord intends to revise the Sublandlord's Terms to make them more favorable to other parties, Sublandlord shall notify Subtenant of the revisions which are more favorable ("Revised Sublandlord's Terms"), and Subtenant shall have an additional period of ten
(10) days after receipt of the Revised Sublandlord's Terms within which to send an Acceptance Notice.


		IN WITNESS WHEREOF, this Sublease has been duly executed as of the day and year first above set forth.


                              PROGENICS PHARMACEUTICALS, INC,
                                Subtenant


                              By: /s/ ROBERT A. MCKINNEY
                              -----------------------------
                                Name: Robert A. McKinney
                                Title:   Vice President


                              CROMPTON CORPORATION
                              (f/k/a CK Witco Corporation),
                                Sublandlord


                              By: /s/ WALTER K. RUCK
                              -----------------------------
                                Name: Walter K. Ruck
                                Title: Sr. V.P. Operations