Form 10-Q
period 2000-09-30
PROGENICS PHARMACEUTICALS INC
filed 2000-11-13
CIK 835887

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2000
                                    --------------------

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

     As of September 30, 2000 there were 12,175,261 shares of common stock, par value $.0013 per share, of the registrant outstanding.

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

                       PROGENICS PHARMACEUTICALS, INC.
                           CONDENSED BALANCE SHEETS
              AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999 (Unaudited)

                                                  SEPTEMBER 30,    December 31,
                                                       2000           1999
ASSETS:                                          --------------  --------------
Current assets:
  Cash and cash equivalents....................   $ 11,705,138      24,212,448
  Marketable securities - short term...........     37,024,860      29,655,101
  Accounts receivable..........................      1,096,212       1,146,740
  Interest receivable .........................      1,583,904         835,367
  Other current assets.........................        338,770         189,092
                                                  -------------   -------------
      Total current assets.....................     51,748,884      56,038,748

Marketable securities..........................     15,001,032      13,749,156
Fixed assets, at cost, net of accumulated
  depreciation and amortization................      1,823,276       1,396,917
Investment in joint venture....................         35,121          73,044
Security deposits and other assets.............          3,039           3,039
                                                  -------------   -------------

      Total assets.............................   $ 68,611,352    $ 71,260,904
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
  Accounts payable and accrued liabilities.....   $  1,073,965    $  2,453,564
  Amount due to joint venture..................        500,000         452,606
  Capital lease obligations, current portion...          7,086          79,562
                                                  -------------   -------------
     Total current liabilities.................      1,581,051       2,985,732

Amount due to joint venture....................        435,375         417,141
Capital lease obligations......................          6,064          37,328
                                                  -------------   -------------
     Total liabilities.........................      2,022,490       3,440,201
                                                  -------------   -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 20,000,000
    authorized; none issued and outstanding
  Common stock - $.0013 par value, 40,000,000
    authorized; issued and outstanding -
    12,175,261 in 2000 11,905,774 in 1999......         15,828          15,478
  Additional paid-in capital...................     88,072,523      86,329,599
  Unearned compensation........................       (269,469)     (  591,142)
  Accumulated deficit..........................    (21,157,308)    (17,703,528)
  Accumulated other comprehensive
    (loss) income..............................        (72,712)       (229,704)
                                                  -------------   -------------
     Total stockholders' equity................     66,588,862      67,820,703
                                                  -------------   -------------
     Total liabilities and
       stockholders' equity....................   $ 68,611,352    $ 71,260,904
                                                  =============   =============


     The accompanying notes are an integral part of these financial statements.

                                   PROGENICS PHARMACEUTICALS, INC.
                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                             For the three months ended       For the nine months ended
                                                   September 30,                     September 30,
                                            ----------------------------     ----------------------------
                                                2000            1999             2000            1999
                                            ------------    ------------     ------------    ------------
 Revenues:
    Contract research and development...    $ 2,131,241     $ 5,027,984      $ 6,262,984     $ 9,887,816
    Research grants and product sales...        531,636         342,149        1,074,919         799,964
    Interest income.....................      1,037,830         301,849        3,088,550         894,960
                                            ------------    ------------     ------------    ------------

       Total revenues...................      3,700,707       5,671,982       10,426,453      11,582,740
                                            ------------    ------------     ------------    ------------

 Expenses:
    Research and development............      2,777,782       3,112,592        9,339,218       8,433,226
    General and administrative..........      1,072,016         762,308        3,294,202       2,738,976
    Loss in joint venture...............        255,206          96,753          664,975       1,893,687
    Interest expense....................         23,890          40,953           71,279          69,458
    Depreciation and amortization.......        158,886         162,412          510,559         467,194
                                            ------------    ------------     ------------    ------------

       Total expenses...................      4,287,780       4,175,018       13,880,233      13,602,541
                                            ------------    ------------     ------------    ------------

       Net income (loss)................    $  (587,073)    $ 1,496,964     $ (3,453,780)    $(2,019,801)
                                            ============    ============     ============    ============

 Net income (loss) per share - basic....       $(0.05)         $ 0.16           $(0.29)         $(0.21)
                                               =======         =======          =======         =======
 Net income (loss) per share - diluted..       $(0.05)         $ 0.13           $(0.29)         $(0.21)
                                               =======         =======          =======         =======


     The accompanying notes are an integral part of these financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (Unaudited)


                                                                                        ACCUMULATED
                            COMMON STOCK      ADDITIONAL                                   OTHER          TOTAL
                        -------------------    PAID-IN      UNEARNED     ACCUMULATED   COMPREHENSIVE  STOCKHOLDERS  COMPREHENSIVE
                          Shares    Amount     CAPITAL    COMPENSATION     DEFICIT     INCOME (LOSS)     EQUITY          LOSS
                        ---------- --------  -----------  ------------  -------------  -------------  ------------  -------------
Balance at
  December 31, 1999     11,905,774   15,478  $86,329,599   ($591,142)   ($17,703,528)     ($229,704)  $67,820,703

Amortization of
  unearned compensation                                      321,673                                      321,673

Issuance of compensatory                         164,476                                                  164,476
  stock options

Sale of Common Stock
  under employee stock
  purchase plans and
  exercise of stock
  options and warrants     269,487      350    1,578,448                                                1,578,798

Net Loss                                                                  (3,453,780)                  (3,453,780)    (3,453,780)


Change in unrealized
  gain on marketable
  securities                                                                                156,992       156,992        156,992
                        ----------  -------  -----------  ------------  -------------     ----------  ------------   ------------
Balance at
  September 30, 2000    12,175,261  $15,828  $88,072,523   ($269,469)   ($21,157,308)      ($72,712)  $66,588,862    ($3,296,788)
                        ==========  =======  ===========  ============  =============     ==========  ===========    ============


     The accompanying notes are an integral part of these financial statements.

                       PROGENICS PHARMACEUTICALS, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents

                                                        Nine months ended
                                                          September 30,
                                                   ----------------------------
                                                       2000           1999
                                                   -------------  -------------
Cash flows from operating activities:
 Net(loss) income................................  $ (3,453,780)  $ (2,019,801)
                                                   -------------  -------------
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization.................       510,559        467,194
   Amortization of discounts, net of
    premiums, on marketable securities...........       271,419         95,307
   Amortization of discount on amount due
    to joint venture.............................        65,628         39,307
   Loss in joint venture.........................       664,975      1,893,687
   Noncash expenses incurred in
    connection with issuance of common
    stock, stock options and warrants............       486,149        438,239
   Changes in assets and liabilities:
     Decrease (increase) in accounts
     receivable..................................        50,528     (1,999,427)
     Increase in prepaid expenses and other
     assets......................................      (898,215)       (30,501)
     Decrease in security deposits...............                       10,706
    (Decrease) increase in accounts payable and
     accrued expenses............................    (1,450,022)       585,084
     Increase in investment in LLC...............      (627,052)      (696,753)
                                                   -------------  -------------
           Total adjustments.....................      (926,031)       802,743
                                                   -------------  -------------
    Net cash (used in) provided by
     operating activities........................    (4,379,811)    (1,217,058)
                                                   -------------  -------------
Cash flows from investing activities:
 Capital expenditures............................      (866,495)      (700,356)
 Sale of marketable securities...................    21,728,000      8,640,000
 Purchase of marketable securities...............   (30,464,062)    (9,178,776)
                                                   -------------  -------------
    Net cash provided by (used in)
     investing activities. ......................    (9,602,557)    (1,239,132)
                                                   -------------  -------------

Cash flows from financing activities:
 Proceeds from the exercise of stock options and
  other adjustments to stockholders' equity......     1,578,798        852,649
 Payment of capital lease obligations............      (103,740)       (76,831)
                                                   -------------  -------------
     Net cash provided by financing
      activities.................................     1,475,058        775,818
                                                   -------------  -------------

     Net decrease in cash and cash
      equivalents................................   (12,507,310)    (1,680,372)
                                                   -------------  -------------

Cash and cash equivalents at beginning
 of period.......................................    24,212,448     14,437,263
                                                   -------------  -------------
     Cash and cash equivalents at
      end of period..............................  $ 11,705,138   $ 12,756,891
                                                   =============  =============

Supplemental disclosure of noncash investing
 and financing activities:
  Fixed assets included in accounts payable and
  accrued expenses...............................  $    106,279   $     43,254
                                                   =============  =============


     The accompanying notes are an integral part of these financial statements.

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


2.  Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of September 30, 2000 and December 31, 1999 consist of the following:

                                               September 30,      December 31,
                                                   2000               1999
                                               -------------      ------------
     Accounts payable                           $   671,364        $ 1,718,661
     Accrued expense                                195,889            101,250
     Accrued payroll and related costs               52,814            379,903
     Legal and accounting fees payable              153,898            253,750
                                                ------------       ------------
                                                $ 1,073,965        $ 2,453,564
                                                ============       ============


3.  Net Income (Loss) Per Share

     The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and nine months ended September 30, 2000 and September 30, 1999, the Company reported net losses and, therefore no common stock equivalents were included in the computation of diluted per share amounts since such inclusion would have been antidilutive. The calculations of basic and diluted net loss per share are as follows:

                                          Net Loss        Shares      Per Share
                                        (Numerator)    (Denominator)   Amount
                                        ------------   -------------  ---------
2000:
Three months-ended September 30, 2000:
               Basic and Diluted:         ($587,073)     12,164,552    ($0.05)
                                                                       =======

Nine months-ended September 30, 2000:
               Basic and Diluted:       ($3,453,780)     12,111,072    ($0.29)
                                                                       =======

1999:
Three months-ended September 30, 1999:
                           Basic:        $1,496,964       9,429,496     $0.16
                                                                        =====

Effect of Dilutive Securities:
             Options                                      1,535,017
             Warrants                                       211,233
                                                       ------------
                         Diluted:        $1,496,964      11,175,746     $0.13
                                                       ============     =====

Nine months-ended September 30, 1999:
                           Basic:       ($2,019,801)      9,425,114    ($0.21)
                                                                       =======

     Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                             Three Months Ended September 30,
                    -----------------------------------------------
                              2000                    1999
                    ----------------------    ---------------------
                                 Wtd. Avg.                Wtd. Avg.
                     Wtd. Avg.   Exercise     Wtd. Avg.   Exercise
                      Number       Price       Number       Price
                    ----------   ---------    ---------   ---------

                     3,552,727     $12.38     3,167,182      $6.99


                             Nine Months Ended September 30,
                    -----------------------------------------------
                              2000                    1999
                    ----------------------    ---------------------
                                 Wtd. Avg.                Wtd. Avg.
                     Wtd. Avg.   Exercise     Wtd. Avg.   Exercise
                      Number       Price       Number       Price
                    ----------   ---------    ---------   ---------

                     3,368,136     $11.90     3,129,200      $6.81


4.  PSMA Development Company LLC

     The Company accounts for its investment in the PSMA Development Company LLC ("JV") in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

                                             September 30,        December 31,
                                                 2000                 1999
                                             -------------       --------------
   Cash                                      $    200,000         $    200,000
                                             =============        =============

   Accounts Payable:
     Cytogen ($500,000 due currently)             935,375              869,747
     The Company                                  129,756               53,911
   Capital Contributions:
     Cytogen                                      100,000              100,000
     The Company                                2,747,507            2,120,454
   Contribution receivable from the Company      (935,375)            (869,747)
   Accumulated deficit:                        (2,777,263)          (2,074,365)
                                             -------------         ------------
   Total assets                              $    200,000         $    200,000
                                             =============        =============


Statement of Operations Data:

                           Three Months Ended             Nine Months Ended
                              September 30,                 September 30,
                       ---------------------------    -------------------------
                          2000            1999           2000          1999
                       -----------     -----------    -----------  ------------
Total revenue             $21,876                       $ 65,628
Total expenses            295,034         $96,753        768,525    $1,893,687
                       -----------     -----------    -----------  ------------
Net Loss (1)            ($273,158)       ($96,753)     ($702,897)  ($1,893,687)
                       ===========     ===========    ===========  ============

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

General

     Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of cancer and viral and other life-threatening diseases. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company's other sources of revenues through September 30, 2000 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. It is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. The Company does not expect its products under development to be commercialized in the near future.

     To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at September 30, 2000, an accumulated deficit of approximately $21,157,000. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future.

Results of Operations

Three Months Ended September 30, 2000 and 1999

     Contract research and development revenue decreased to approximately $2,131,000 for the three months ended September 30, 2000 from approximately $5,028,000 for the three months ended September 30, 1999. Under the Company's agreement with the Bristol-Myers Squibb Company ("BMS"), the Company charges BMS for its clinical development efforts which remained relatively constant during 2000 and 1999. The variance is attributable to the receipt of a clinical milestone payment in 1999. Revenues from research grants and product sales increased to approximately $532,000 for the three months ended September 30, 2000 from approximately $342,000 for the three months ended September 30, 1999. The increase resulted from the funding of a greater number of grants in the third quarter of 2000. Interest income increased to approximately $1,038,000 for the three months ended September 30, 2000 from approximately $302,000 for the three months ended September 30, 1999 due to the increase in cash available for investing as the Company completed a public offering of common stock in November 1999.

     Research and development expenses decreased to approximately $2,778,000 for the three months ended September 30, 2000 from approximately $3,113,000 for the three months ended September 30, 1999. Although the Company incurred additional costs in 2000 in its existing development programs including the manufacture of PRO 542, and additional costs related to new programs such as Prostate Specific Membrane Antigen ("PSMA") and dehydroascorbic acid ("DHA"), and an increase in operating expenses such as rent due to the expansion of the Company's research facilities, the net decrease was principally due to the payment of license fees in 1999.

     General and administrative expenses increased to approximately $1,072,000 for the three months ended September 30, 2000 from approximately $762,000 for the three months ended September 30, 1999. The increase was principally due to an increase in operating expenses such as rent and insurance as the Company expanded its administrative facilities. Loss in joint venture increased to approximately $255,000 for the three months ended September 30, 2000 from approximately $97,000 for the three months ended September 30, 1999 representing the Company's share of loss in its joint venture with Cytogen Corporation ("Cytogen"), which commenced operations in July 1999. The increase resulted from the expanded research and development program during 2000. Interest expense decreased to approximately $24,000 for the three months ended September 30, 2000 from approximately $41,000 for the three months ended September 30, 1999. The decrease was principally due to a reduction in the number of capital leases outstanding. Depreciation and amortization expense for the three months ended September 30, 2000 remained equal to that for the three months ended September 30, 1999.

     The Company's net loss for the third quarter of fiscal 2000 was approximately $587,000, or $0.05 per share (basic and diluted), compared to a net income of approximately $1,497,000, or $0.16 per share (basic) and $0.13 (diluted), for the third quarter of fiscal 1999.

Nine Months Ended September 30, 2000 and 1999

     Contract research and development revenue decreased to approximately $6,263,000 for the nine months ended September 30, 2000 from approximately $9,888,000 for the nine months ended September 30, 1999. Under the Company's agreement with the Bristol-Myers Squibb Company ("BMS"), the Company charges BMS for its clinical development efforts which remained relatively constant during 2000 and 1999. The variance is attributable to the receipt of a clinical milestone payment in 1999. Revenues from research grants and product sales increased to approximately $1,075,000 for the nine months ended September 30, 2000 from approximately $800,000 for the nine months ended September 30, 1999. The increase resulted due to the funding of a greater number of grants in the first nine months of 2000. Interest income increased to approximately $3,089,000 for the nine months ended September 30, 2000 from approximately $895,000 for the nine months ended September 30, 1999 due to the increase in cash available for investing as the Company completed a second public offering in November 1999.

     Research and development expenses increased to approximately $9,339,000 for the nine months ended September 30, 2000 from approximately $8,433,000 for the nine months ended September 30, 1999. The increase was principally due to the hiring of new scientists and related expenses as the Company expanded its research and development programs in 2000 and an increase in operating expenses such as rent due to the expansion of the Company's research facilities. Additionally, the Company incurred approximately $164,000 of compensation expense in 2000 compared to $48,000 in 1999 for stock options granted to a consultant.

     General and administrative expenses increased to approximately $3,294,000 for the nine months ended September 30, 2000 from approximately $2,739,000 for the nine months ended September 30, 1999. The increase was principally due to the hiring of additional administrative staff and additional operating expenses such as rent as the Company expanded its administrative facilities.

     The Company recognized a loss in its joint venture with Cytogen which decreased to approximately $665,000 for the nine months ended September 30, 2000 from approximately $1,894,000 for the nine months ended September 30, 1999 as the joint venture expensed non-recurring license fees in 1999.

     Interest expense increased to approximately $71,000 for the nine months ended September 30, 2000 from approximately $69,000 for the nine months ended September 30, 1999. The increase was principally due to discounting future capital contributions to the joint venture, offset by a reduction in the number of capital leases outstanding. Depreciation and amortization expense increased to approximately $511,000 for the nine months ended September 30, 2000 from approximately $467,000 for the nine months ended September 30, 1999. The increase was principally due to the purchase of additional fixed assets and leasehold improvements.

     The Company's net loss for the nine months ended September 30, 2000 was approximately $3,454,000, or $0.29 per share (basic and diluted), compared to a net loss of approximately $2,020,000, or $0.21 per share (basic and diluted), for the nine months ended September 30, 1999.

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

     Pursuant to the Company's collaboration with BMS, the clinical development costs of the Company's GMK and MGV cancer vaccine programs have been funded by BMS. As previously disclosed, BMS has stated that it considers these programs to be "on hold." Subject to its continuing analysis of data from the Company's Phase III clinical trial for GMK, the Company currently intends to pursue these programs. Although it is the Company's view that its collaboration with BMS obligates BMS to fund the development costs for the GMK cancer vaccine through completion of the Phase III clinical program, and the MGV cancer vaccine through the completion of a Phase II clinical efficacy trial, the Company cannot at this time predict with any certainty the extent to which funding provided by BMS will continue to support these programs, which are likely to entail significant costs.

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

     At September 30, 2000, the Company had cash, cash equivalents and marketable securities totaling approximately $63,731,000 compared with approximately $67,616,000 at December 31, 1999. In June 2000, the Company extended its facility lease to June 2005. In connection with the extended facility lease, the Company expects that approximately $1,000,000 will be spent to expand its administrative offices and enhance its manufacturing capabilities for clinical trials during 2000, of which approximately $600,000 has been expended through September 30, 2000.

     We believe that our existing capital resources should be sufficient to fund operations at least through the end of 2002. However, this is a forward-looking statement based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets before such time. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, our cash requirements may vary materially from those now planned because of results of research and development and product testing, relationships with in-licensors and collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. We have no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time to bring our products to the commercial marketing stage. We may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technology, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

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

     At September 30, 2000, the Company did not hold any market risk sensitive instruments.

                     PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27 -   Financial Data Schedule

(b)  Reports on Form 8-K

     During the quarter ended September 30, 2000, the Company did not file a report on Form 8-K.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PROGENICS PHARMACEUTICALS, INC.


Date:  November 14, 2000            by  /s/ Robert A. McKinney
                                    -----------------------------
                                         Robert A. McKinney
                                           Vice President
                                     (Duly authorized officer of
                                         the Registrant and
                                         Principal Financial
                                       and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit     Description
-------     ----------------------------------------------

  27        Financial Data Schedule