Form 10-K405
period 2000-12-31
PROGENICS PHARMACEUTICALS INC
filed 2001-03-30
CIK 835887

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------

                                   FORM 10-K

(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ............ TO ............

                         COMMISSION FILE NO. 000-23143

                              -------------------

                        PROGENICS PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                              -------------------

           DELAWARE                                  13-3379479
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

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

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]     No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 28, 2001, based upon the closing price of the Common Stock on the Nasdaq National Market of $11.00 per share, was approximately $94,068,623.(1) As of March 28, 2001, 12,361,803 shares of Common Stock, par value $.0013 per share, were outstanding.

                              -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III -- Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

---------
(1) Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an 'affiliate' of the Registrant for purposes of the Federal securities laws.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
PART I
  Item 1.   Business.........................................................     1
  Item 2.   Properties.......................................................    32
  Item 3.   Litigation.......................................................    32
  Item 4.   Submission of Matters to a Vote of Security Holders..............    32

PART II
  Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters............................................    33
  Item 6.   Selected Financial Data..........................................    34
  Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................    35
  Item 7A.  Quantitative and Qualitative Disclosures about Market
              Risk...........................................................    37
  Item 8.   Financial Statements and Supplementary Data......................    37
  Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.......................................    37

PART III
  Item 10.  Directors and Executive Officers of the Registrant...............    38
  Item 11.  Executive Compensation...........................................    38
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management.....................................................    38
  Item 13.  Certain Relationships and Related Transactions...................    38

PART IV
  Item 14.  Exhibits, Financial Statement Schedule and Reports on Form 8-K...    38

SIGNATURES...................................................................    39

INDEX TO FINANCIAL STATEMENTS................................................   F-1

EXHIBIT INDEX

                                     PART I

    This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, the uncertainties associated with product development, the risk that clinical trials will not commence when planned, the risks and uncertainties associated with dependence upon the actions our corporate, academic and other collaborators, and of government regulatory agencies, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials and the other risks described in this report, including those described under the caption 'Business -- Risk Factors.'

    We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ('SEC'). You may read and copy any document we file at the SEC's Public Reference Rooms at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of our documents, upon payment of a duplicating fee, by writing the Public Reference Section of the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. These SEC filings are also available to the public from the SEC's web site at http://www.sec.gov.

ITEM 1. BUSINESS

GENERAL

OVERVIEW

    Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of viral, cancer and other life-threatening diseases. We apply our immunology expertise to develop biopharmaceuticals to fight viral diseases, such as HIV (human immunodeficiency virus) infection, and cancers, such as malignant melanoma and prostate cancer. Based on our participation in the discoveries of two major receptors for HIV, we are engaged in the research and development of therapeutic products designed to block entry of HIV into human immune system cells. We have completed two Phase I/II clinical trials of one of these product candidates, PRO 542, and a Phase I clinical trial of another product candidate, PRO 367. We have also initiated Phase II clinical trials of PRO 542. We are also engaged in programs to discover and develop novel small-molecule HIV therapeutics that target the fusion co-receptors of the virus and other programs focusing on HIV attachment and fusion. In the cancer field, our most clinically advanced product candidate, GMK, is a therapeutic vaccine that has completed enrollment of a pivotal Phase III clinical trial for the treatment of melanoma, the deadliest form of skin cancer. Our second cancer vaccine product candidate, MGV, is being developed for the treatment of various cancers, and we plan to enter Phase II clinical trials in 2001. We are also developing cancer immunotherapies based on Prostate Specific Membrane Antigen ('PSMA') technology. We have licensed and are developing a novel small-molecule antioxidant, dehydroascorbic acid ('DHA'), for the treatment of stroke, other neurological disorders and oral mucositis.

PRODUCT DEVELOPMENT

    We apply our expertise in immunology to the development of therapeutic biopharmaceuticals that use components of the immune system, particularly antibodies, to fight diseases. Our principal programs are directed towards HIV and cancer. In the case of HIV, we are developing therapeutic products by genetically engineering molecules that function as antibodies and selectively target HIV and HIV-infected cells for neutralization or destruction. We are also actively engaged in research and discovery of compounds based on the primary HIV receptor, CD4, and HIV co-receptors, including CCR5 and CXCR4, and their roles in viral attachment, fusion and entry. In the case of cancer, we are developing monoclonal antibodies as well as vaccine products that are designed to induce specific immune responses to ganglioside and protein based antigens. We are also actively seeking out other promising products and technologies around which to build development programs. This strategy has resulted in a program for DHA, a novel antioxidant which has shown promise in pre-clinical models as a treatment for stroke, neurological deficits attributable to stroke and oral mucositis, a common side effect of chemotherapy and radiation therapy.

    The following table summarizes the status of our principal development programs and product candidates and identifies any related corporate partner:

---------------------------------------------------------------------------------------------

      PROGRAM/PRODUCT           INDICATION/USE          STATUS(1)         CORPORATE PARTNER
----------------------------  -------------------  -------------------  ---------------------
HIV THERAPEUTICS
  PRO 542                     HIV therapy          Phase II
  PRO 367                     HIV therapy          Phase I/II expected
                                                   to commence in 2001
  PRO 140                     HIV therapy          Preclinical;
                                                   Phase I/II expected
                                                   to commence in 2001
  Small-molecule drugs:
    Co-receptor/fusion        HIV therapy          Research             Roche
    HIV attachment/fusion     HIV therapy          Research
  Sulfated CCR5 Peptides      HIV therapy          Preclinical
  ProVax                      HIV vaccine          Research

CANCER THERAPEUTICS
  GMK                         Vaccine for          Phase III            BMS(2)
                              melanoma
  MGV                         Vaccine for cancer,  Phase II expected    BMS(2)
                              including            to commence in 2001
                              colorectal,
                              lymphoma, small
                              cell lung, sarcoma
                              and gastric cancer
                              and neuroblastoma
  PSMA                        Immunotherapeutics   Preclinical; Phase   Cytogen(3)
    Vaccines                  for prostate and     I/II expected to
    Monoclonal Antibodies     other cancers        commence in 2001

OTHER THERAPEUTICS
  DHA                         Stroke,              Preclinical;
                              oral mucositis       Phase I expected
                                                   to commence in 2001
---------------------------------------------------------------------------------------------

(1) 'Research' means initial research related to specific molecular targets, synthesis of new chemical entities, assay development or screening for the identification of lead compounds.

     'Preclinical' means that a lead compound is undergoing toxicology, formulation and other testing in preparation for clinical trials.

     Testing in the research and preclinical phases is often referred to as in vitro, in vivo or ex vivo. In vitro refers to tests conducted in an artificial environment, such as a test tube or culture media, as opposed to in vivo, which refers to tests in animals or otherwise in a living body, or ex vivo, which refers to tests conducted outside the body on samples of blood or other tissue that have been removed from the patient.

     Phase I-III clinical trials are safety and efficacy tests in humans as follows:

          'Phase I': Evaluation of safety.

          'Phase I/II': Evaluation of safety with some measure of activity.

          'Phase II': Evaluation of safety, dosing and efficacy.

          'Phase III': Larger scale evaluation of safety and efficacy.
                                              (footnotes continued on next page)

(footnotes continued from previous page)

     See 'Business -- Government Regulation.' The actual timing of events can vary dramatically due to a variety of factors. See ' -- Risk Factors -- Our clinical trials could take longer to complete than we expect.'

(2) 'BMS' means Bristol-Myers Squibb Company. BMS has stated that it considers its participation in these programs to be 'on hold,' although we continue to pursue these programs.

(3)  Collaboration is in the form of a joint venture.

THE HUMAN IMMUNE SYSTEM

    The human immune system protects the body from disease by specifically recognizing and destroying invading viruses, bacteria and other pathogens. In addition, the immune system is capable of recognizing and eliminating from the body abnormal cells, such as cells infected with viruses and bacteria, and cancer cells. This recognition function relies on the immune system's ability to recognize as foreign specific molecular configurations which are generically called antigens. White blood cells, particularly B and T lymphocytes, have the ability to recognize antigens made by infectious agents and abnormal cells and react to them. For example, B lymphocytes produce antibodies that recognize specific antigens. Antibodies are complex protein molecules that can bind to these antigens and neutralize or eliminate infectious agents and cancer cells.

    Vaccines are designed to induce the production of antibodies against specific antigens on infectious agents and abnormal cells and thereby protect the body from illness. Although vaccines have historically been used prophylactically to prevent the contraction of an infectious disease, more recently vaccines are being developed as therapeutic agents to fight ongoing diseases. Genetic engineering techniques have enabled the production of antibodies or antibody-like molecules in the laboratory. These genetically designed molecules are intended to mimic the body's own immune response and are administered in situations where the immune response has been suppressed or is otherwise inadequate.

HIV THERAPEUTICS

    HIV infection causes a slowly progressive deterioration of the immune system which results in AIDS (Acquired Immune Deficiency Syndrome). HIV specifically infects cells that have the CD4 receptor on their surface. Cells with the CD4 receptor are critical components of the immune system and include T lymphocytes, monocytes, macrophages and dendritic cells. The devastating effects of HIV are largely due to the multiplication of the virus in these cells resulting in dysfunction and destruction of these cells.

    Viral infection occurs when the virus binds to a host cell, enters the cell and, by commandeering the host cell's own reproductive machinery, creates thousands of copies of itself within the host cell. This process is called viral replication. Our scientists and their collaborators have made important discoveries in understanding how HIV enters human cells and initiates viral replication.

    In the 1980s, our scientists, in collaboration with researchers at Columbia University in New York City, the Institute of Cancer Research in London and the Centers for Disease Control and Prevention in Atlanta, demonstrated that the initial step of HIV infection involves the specific attachment of the virus to the CD4 receptor on the surface of human immune system cells. These researchers also showed that a specific glycoprotein, gp120, located on the surface of the virus, binds with high affinity to the CD4 receptor. Although these researchers demonstrated that binding to CD4 was necessary for HIV attachment, further discoveries have shown that attachment alone is not sufficient to enable the virus to enter the cell and initiate viral replication.

    In the 1990s, our scientists, in collaboration with researchers at the Aaron Diamond AIDS Research Center (ADARC), described in an article in Nature the discovery of a co-receptor for HIV on the surface of human immune system cells. This co-receptor, CCR5, enables fusion of HIV with the cell membrane after binding of the virus to the CD4 receptor. This fusion step results in entry of the viral genetic information into the cell and subsequent viral replication. Our scientists, in collaboration with researchers at ADARC, demonstrated that the gp120 glycoprotein binds to the CCR5 co-receptor as well as to the CD4 receptor. These scientists further determined that the gp120 binding site on CCR5 is a discrete region at one end of the CCR5 molecule. Further work by other scientists has established the existence of a second co-receptor, CXCR4.

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

    Because HIV must first attach to the CD4 receptor to infect human cells, we believe that the part of the HIV gp120 glycoprotein that attaches to the CD4 receptor on immune system cells must remain constant across all strains of the virus. The gp120 glycoprotein is located on the exterior of both HIV and HIV-infected cells. PRO 542 and PRO 367 incorporate a part of the CD4 receptor into genetically engineered molecules that function like antibodies and are designed to bind specifically to the gp120 glycoprotein of HIV or HIV-infected cells. In in vitro tests, these molecules have demonstrated the ability to bind with high affinity to gp120 glycoproteins from a wide range of HIV strains, including the strains most prevalent in the United States and the rest of the world. Because this technology is targeted to a part of HIV that is believed to be necessary for the virus to enter cells and not to mutate, we believe that our technology may address the drawbacks of other HIV therapeutics caused by the high mutation rate of the virus.

    In another program, we have developed a panel of monoclonal antibodies against CCR5 that have been shown to block the ability of HIV to infect cells isolated from healthy individuals by inhibiting virus-to-cell fusion. One of these monoclonal antibodies, which we have designated PRO 140, inhibited HIV fusion in vitro at concentrations that had no apparent effect on the normal function of CCR5.

    We are pursuing leading-edge HIV therapy development programs, individually and in collaboration with our academic and industrial partners, which has been recognized by the award in 2000 of $6.6 million in National Institutes of Health grants and research contracts.

Target Market

    Our HIV therapeutic product candidates are designed primarily for use in asymptomatic HIV-positive individuals. Accordingly, the target population for these products is patients who are aware of their infection but do not yet have AIDS. Although there are few signs of disease in an HIV-positive individual during the asymptomatic period, the virus is replicating in the body by infecting healthy cells. The World Health Organization estimated that as of the end of 2000, 1.46 million people in North America and Western Europe and 36.1 million people worldwide were infected with HIV/AIDS. According to WHO, approximately 75,000 people in North America and Western Europe were newly infected with HIV during 2000.

Current Therapies

    At present, two classes of products have received marketing approval from the U.S. Food & Drug Administration (FDA), the agency that regulates new drug approvals in the United States, for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors and protease inhibitors. Both types of drugs are inhibitors of viral enzymes and have shown efficacy in reducing the concentration of HIV in the blood and prolonging asymptomatic periods in HIV-positive individuals, especially when administered in combination.

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

    In in vitro and ex vivo tests we conducted in collaboration with scientists at the Aaron Diamond AIDS Research Center and the Centers for Disease Control and Prevention, PRO 542 neutralized a wide variety of clinical strains of HIV as well as viruses from the blood of HIV-positive individuals. In comparative in vitro studies at ADARC using a panel of neutralizing antibodies to HIV, PRO 542 was found to be more potent and broadly neutralizing than the antibodies to which it was compared. In further studies at ADARC, PRO 542 protected severe combined immune deficient mice transplanted with human peripheral blood lymphocytes against infection by the three HIV strains tested, including strains of the virus isolated from HIV-positive individuals.

    We have completed two dose-escalation Phase I/II clinical trials of PRO 542. Both trials were designed to measure the safety, pharmacokinetics, immunogenicity, and antiviral activity of PRO 542. Pharmacokinetic studies analyze how the body acts on a drug once the drug is administered and will determine, for example, how long the drug persists in the body. Immunogenicity studies analyze to what extent a patient's immune system mounts a response to the drug, which could impair the drug's ability to have its desired therapeutic effect and could, in some cases, have serious health consequences to the patient. Immunogenicity can be a serious problem, particularly for antibody-based drugs.

    Our first dose-escalation clinical trial of PRO 542 was conducted in 15 HIV-positive adult patients at Mount Sinai Medical Center in New York City. Findings indicated peak and one-week serum concentrations of PRO 542 compared favorably with preclinical models, approximating drug levels previously shown to neutralize clinical HIV strains in vitro. Data from this trial demonstrated that in patients receiving the highest dosage of PRO 542, infectious HIV was reduced to undetectable levels for prolonged periods following treatment. Data from this trial also indicated that administration of a single dose of PRO 542 was able to produce a statistically significant reduction in viral load in patients treated with the highest dose. Viral load is the concentration of virus nucleic acid, or genetic material, in the blood and is a widely used indicator of infection levels. PRO 542 serum concentrations remained above HIV inhibitory levels for greater than one week. In addition, PRO 542 was well tolerated and non-immunogenic in all patients treated. We believe that these results support expanded clinical testing of this agent as a potentially non-toxic therapy for HIV infection.

    The second dose-escalation Phase I/II clinical trial was conducted in HIV-positive children at Baylor College of Medicine in Houston, the University of California at San Francisco and the University of Pennsylvania by the AIDS Clinical Trials Group, a leading cooperative HIV research group supported by the National Institute of Allergy and Infectious Diseases. This trial was the first time PRO 542 was tested on children or in multiple doses. All patients treated demonstrated a decrease in viral load. Additionally, the drug was well-tolerated by all patients tested. During 2000 we initiated, in cooperation with the Pediatric AIDS Clinical Trial Group (PACTG) of the National Institutes of Health, a new Phase II trial to define the dose and frequency of administration of PRO 542 for HIV-infected children, including those resistant to available antiviral therapies. We plan to initiate additional PRO 542 Phase II clinical trials in adults and children commencing in 2001.

    We also determined in preclinical in vitro testing that the combination of PRO 542 and T-20, another investigational drug being developed by Trimeris, Inc. in collaboration with F. Hoffmann-La Roche Ltd, demonstrated significantly enhanced anti-HIV activity in blocking entry of HIV into healthy cells. In further preclinical in vitro studies, it was also shown that a 'triple cocktail' of PRO 542, PRO 140 and T-20, each of which inhibits a different step in the sequence of events leading to the entry of HIV into targeted cells, acted synergistically to potently block HIV infection of healthy cells.

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

PRO 367: HIV Therapy

    We are developing PRO 367 as a therapeutic agent designed to destroy HIV-infected cells. PRO 367 is composed of a proprietary antibody-like molecule with binding sites for the gp120 glycoprotein linked to a therapeutic radioisotope, which is an element that emits radiation. PRO 367 is designed to bind with high affinity specifically to the gp120 glycoprotein on HIV-infected cells and to destroy these cells by delivering a lethal dose of radiation.

    In in vitro tests, PRO 367 bound specifically and with high affinity to the gp120 glycoprotein on the cell surface. In addition, a pilot Phase I clinical trial in AIDS patients of a trace-labeled precursor of PRO 367 was conducted under an institutional IND at Sloan-Kettering. This trial assessed the safety and pharmacology of the compound with low doses of the radioisotope iodine-131. The compound was well-tolerated by all patients, no clinically significant side effects attributable to the compound were observed, and the compound exhibited suitable pharmacokinetics for further development. During 2000, we developed a construct of PRO 367 that incorporates an alpha-emitting radioisotope and has demonstrated its ability to selectively target gp120-expressing cells. This construct represents the first time alpha-emitting radioisotopes are being evaluated for treating viral diseases. After optimization of this construct we plan to initiate dose-escalation Phase I/II clinical trials in 2001, to assess safety, pharmacokinetics, biodistribution, immunogenicity and antiviral effects of PRO 367 in HIV-positive adult patients.

PRO 140: HIV Therapy

    In May 1999, we announced the development of a panel of proprietary anti-CCR5 monoclonal antibodies created at Progenics and evaluated in collaboration with the Aaron Diamond AIDS Research Center. These antibodies are designed to block the ability of HIV to infect cells isolated from healthy individuals by inhibiting virus-cell fusion, an approach not targeted by current HIV therapies. One murine monoclonal antibody, which we have designated
PRO 140, inhibited HIV infection at concentrations that had no apparent effect on the normal function of CCR5. We believe that these properties were correlated with PRO 140's ability to bind to a distinct site on CCR5.

    Effective April 1999, we entered into a development and license agreement with Protein Design Labs, Inc. ('PDL') for PDL to develop a humanized version of PRO 140 that retains the antibody's antiviral activity but which is less immunogenic and therefore is more suitable for chronic use in humans. Assuming successful completion of the humanization program, we expect that the humanized PRO 140 will enter Phase I/II clinical trials in 2001.

    We announced during 2000 the findings from a preclinical study carried out in collaboration with ADARC in which PRO 140 potently blocked each of 17 primary HIV isolates that use CCR5 as a fusion co-receptor. These viruses are typical of those associated with person-to-person transmission of HIV and predominate during the early stages of infection, when antiviral therapies have proven to be most effective. The test viruses were selected for their genetic and geographic diversity. PRO 140 was shown in these in vitro models to be effective at protecting both primary T-cells and macrophages, immune system cells that provide the major targets for HIV infection in-vivo. We also announced in 2000 the results of preclinical in vitro studies where it was shown that a 'triple cocktail' of PRO 542, PRO 140 and T-20, each of which inhibits a different step in the sequence of events leading to the entry of HIV into targeted cells, acted synergistically to potently block HIV infection of healthy cells. T-20 is an investigational drug being developed by Trimeris, Inc., in collaboration with F. Hoffmann-La Roche Ltd.

SMALL-MOLECULE DRUGS

Co-Receptor/Fusion: HIV Therapy

    Our HIV co-receptor programs are based on the CCR5 and CXCR4 co-receptors and the important role these molecules play in virus-to-cell fusion and subsequent viral replication. CCR5 and CXCR4 belong to a larger family of cellular receptors, known as 7-transmembrane G-protein-coupled receptors. These receptors have been successfully exploited as targets by commercialized therapeutic drugs addressing a wide range of human diseases. Additionally, studies have indicated that a naturally occurring genetic mutation that disables the CCR5 co-receptor prevents HIV infection without compromising immune function. For these reasons, we believe that our co-receptor/fusion technology offers significant commercial opportunities.

    We have developed proprietary fusion assays based on our HIV co-receptor technology. These assays model fusion of HIV with human cells rapidly, automatically, sensitively and without the use of infectious virus. In December 1997, we entered into a collaboration with the Roche Group of Basel, Switzerland to use these assays to discover and develop small-molecule HIV therapeutics that target the fusion co-receptors, including CCR5 and CXCR4. Under the terms of the collaboration, we granted to Roche an exclusive worldwide license to our HIV co-receptor technology. Roche made an up-front payment and a milestone payment and is obligated to make further milestone payments, fund research and pay royalties on the sale of any products commercialized as a result of the collaboration.

Sulfated Peptides

    In collaboration with ADARC, we have identified specific naturally occurring chemical modifications to CCR5 that govern its binding to HIV. Synthetic peptides incorporating these modifications potently blocked the binding of HIV to CCR5 on the cell surface. The modified CCR5 co-receptor peptides also inhibited certain HIV strains from entering target cells in vitro. The modified CCR5 co-receptor peptides may constitute a new class of HIV fusion inhibitors and also may provide a tool for identifying small-molecule drugs that target CCR5. Continuing our preclinical work on these modified CCR5 peptides with our academic collaborators at Albert Einstein College of Medicine, we have identified the specific binding site for HIV on CCR5 and have been able to identify and have selected for optimization a lead therapeutic drug candidate from a novel class of sulfated CCR5 peptides. In laboratory experiments, our sulfated CCR5 peptide has shown a capability for binding with the gp120 glycoprotein, thereby blocking the binding of HIV to CCR5 on the cell surface.

HIV Attachment and Fusion Drug Screens: HIV Therapy

    In March 2000, we entered into a research and license agreement with Pharmacopeia, Inc. to discover small molecule HIV therapeutics that block the attachment of the virus to its primary cellular receptor, CD4. This agreement expanded on a collaboration with Pharmacopeia commenced in September 1997. Under the terms of this agreement, we will provide proprietary CD4 attachment assays and expertise related to the interaction between HIV and CD4, and Pharmacopeia will engage in a screening program of its internal compound library. In August 2000, we expanded our collaboration with Pharmacopeia to add two additional programs, including one program directed to the HIV envelope glycoprotein gp41. Under the terms of the Agreement we are entitled to an exclusive, royalty-bearing license to active compounds identified in these programs.

ProVax: HIV Vaccine

    We are conducting research with respect to our ProVax vaccine, a vaccine candidate which we believe may be useful as a prophylactic for uninfected individuals and/or as a therapeutic treatment for HIV-positive individuals. Our research indicates that when compared with experimental HIV vaccines developed to date, ProVax more faithfully mimics the active form of the viral envelope glycoproteins gp120 and gp41. We are currently performing government-funded research and development of the ProVax vaccine in collaboration with the Cornell University Medical Center.

CANCER IMMUNOTHERAPY

    Cancer is a category of diseases, each of which is characterized by aberrations in cell growth and differentiation. The establishment and spread of a tumor is a function of its growth characteristics and its ability to suppress or evade the body's normal defenses, including surveillance and the elimination of cancer cells by the immune system. Eradication of malignant cells that can metastasize, or spread, to vital organs, leading to death, is central to the effective treatment of cancer.

    Despite recent advances in treatment, therapies for many types of cancer suffer from serious limitations. The principal therapies for cancer have historically been surgery, radiation and chemotherapy. A significant drawback to conventional anti-cancer therapy is that both occult, or hidden, and residual disease is difficult or impossible to eliminate fully, which can lead to relapse.

GANGLIOSIDE CONJUGATE VACCINES

    Our cancer vaccine programs, GMK and MGV, involve the use of purified gangliosides as cancer antigens. Gangliosides are chemically defined molecules composed of carbohydrate and lipid components. Certain gangliosides are usually found in low amounts in normal human tissue, but are abundant in certain cancers, such as melanoma, colorectal cancer, lymphoma, small cell lung cancer, sarcoma, gastric cancer, and neuroblastoma. Therefore, these gangliosides represent targets for cancer immunotherapy.

    Our cancer vaccines use known amounts of chemically defined antigens, not dead cancer cells or crude extracts from cancer cells. As a result, we are able to measure specific immune responses to the gangliosides in our vaccines. We also believe that there is a reduced likelihood of variability in our products as compared to vaccines which are prepared from dead cancer cells, or crude extracts from cancer cells, or which require complicated manufacturing processes.

    Because gangliosides alone do not normally trigger an immune response in humans, we attach gangliosides to large, highly immunogenic carrier proteins to form 'conjugate' vaccines designed to trigger specific immune responses to ganglioside antigens. To further augment this immune response, we add an immunological stimulator, known as an 'adjuvant,' to our ganglioside-carrier protein conjugate.

    Our ganglioside conjugate vaccines stimulate the immune system to produce specific antibodies to ganglioside antigens. These antibodies have been shown in vitro to recognize and destroy cancer cells. Based on the in vitro results and the clinical trial results described below, we believe that vaccination of cancer patients with ganglioside conjugate vaccines may delay or prevent recurrence of cancer and prolong overall survival.

    Pursuant to our Joint Development and License Agreement with Bristol-Myers Squibb Company, the clinical development costs of the GMK and MGV cancer vaccine programs have been funded by BMS. As we previously disclosed, BMS has stated that it considers its participation in these programs to be 'on hold.' We currently intend to pursue these programs. Although it is our view that the collaboration with BMS obligates BMS to fund the significant development costs for the GMK cancer vaccine through completion of the Phase III clinical program, and for the MGV cancer vaccine through the completion of a Phase II clinical efficacy trial, we cannot at this time predict with any certainty the extent to which funding provided by BMS will continue to support these programs. We are in continuing discussions with BMS with a view to resolving all outstanding issues relating to these programs.

GMK: THERAPEUTIC VACCINE FOR MALIGNANT MELANOMA

    Our most clinically advanced product under development is GMK, a proprietary therapeutic vaccine for melanoma that is currently in a pivotal Phase III clinical trial. GMK, which is the first cancer vaccine based on a defined cancer antigen to enter Phase III clinical trials, is designed to prevent recurrence of melanoma in patients who are at risk of relapse after surgery. GMK is composed of the ganglioside GM2 conjugated to the carrier protein keyhole limpet hemocyanin, or KLH, and combined with the adjuvant QS-21. QS-21 is the lead compound in the Stimulon'TM' family of adjuvants developed and owned by Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, Inc. This program has been, to date, pursued under a Joint Development and License Agreement with Bristol-Myers Squibb Company.

Target Market

    Melanoma is a highly lethal cancer of the skin cells that produce the pigment melanin. In early stages melanoma is limited to the skin, but in later stages it can spread to the lungs, liver, brain and other organs. The National Cancer Institute estimates that in 1999 there were 480,000 melanoma patients in the United States. The American Cancer Society estimates that 47,700 patients in the United States were newly diagnosed with melanoma in 2000. Melanoma has one of the fastest growing incidence rates of any cancer in the United States. Increased exposure to the ultraviolet rays of the sun may be an important factor contributing to the increase in new cases of melanoma.

    Melanoma patients are categorized according to the following staging system:

---------------------------------------------------------------------------------------------
                                      MELANOMA STAGING
---------------------------------------------------------------------------------------------
       STAGE I                STAGE II                STAGE III               STAGE IV
---------------------------------------------------------------------------------------------
  lesion less than      lesion greater than     metastasis to           distant metastasis
  1.5 mm thickness        1.5 mm thickness        regional draining
                                                  lymph nodes
  no apparent           local spread from       regional spread from
  metastasis              primary cancer site     primary cancer site
---------------------------------------------------------------------------------------------

    GMK is designed for the treatment of patients with Stage II or Stage III melanoma. The American Cancer Society estimates that approximately 50% of new melanoma patients are diagnosed with Stage II or Stage III melanoma and that approximately half of all Stage III melanoma patients will experience recurrence of their cancer and die within five years after surgery.

Current Therapies

    Standard treatment for melanoma patients includes surgical removal of the cancer. Thereafter, therapy varies depending on the stage of the disease. For Stage I and II melanoma patients, treatment generally consists of close monitoring for recurrence. The only approved treatment for Stage III melanoma patients is high-dose alpha interferon. However, treatment with high-dose alpha interferon causes substantial toxicities, requires an intensive treatment over twelve months (intravenous administration five-days-a-week for the first month followed by subcutaneous injections three-times-a-week for the remaining eleven months) and costs approximately $35,000 for the drug alone.

    Other approaches for treatment of Stage II or III melanoma patients are currently under investigation, but none has been approved for marketing in the U.S. These experimental therapies include chemotherapy, low-dose alpha interferon, and other vaccines.

Clinical Trials

    GMK entered a pivotal Phase III clinical trial in the United States in August 1996. A pivotal clinical trial is one that is designed to produce results sufficient to support regulatory approval. GMK is administered in this study on an out-patient basis by 12 subcutaneous injections over a two-year period. We have also completed the planning and design of an additional, international pivotal Phase III clinical trial of GMK in earlier stage melanoma patients, which we expect to commence in the first half of 2001.

    The ongoing U.S. Phase III clinical trial compares GMK with high-dose alpha interferon in Stage IIb (advanced Stage II) and Stage III melanoma patients who have undergone surgery but are at high risk for recurrence. This randomized trial, which achieved its targeted enrollment of 851 patients by September 1999, has been conducted nationally by the Eastern Cooperative Oncology Group ('ECOG') in conjunction with the Southwest Oncology Group ('SWOG') and other major cancer centers, cooperative cancer research groups, hospitals and clinics. ECOG and SWOG are leading cooperative cancer research groups supported by the National Cancer Institute and are comprised of several hundred participating hospitals and clinics, primarily in the United States. The primary endpoint of the U.S. trial is to compare the recurrence of melanoma in patients receiving GMK versus in patients receiving high-dose alpha interferon. Additionally, the study is designed to compare quality of life and overall survival of patients in both groups.

    In May 2000, as a result of an unplanned early analysis of a subset of the 880 patients enrolled in the trial, ECOG recommended to clinical investigators participating in the trial that they discontinue administering GMK. ECOG's decision was based on its early analysis of data from the subset group which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha interferon.

    We believe ECOG's action was premature. Since the onset of biological activity for the GMK vaccine appears later than that of alpha interferon, which is given in high doses over a shorter time period, we believe that in the longer term the benefits of GMK to melanoma patients may be demonstrated. Moreover, the analysis conducted by ECOG indicated that GMK was better tolerated and had five times less frequent and much less severe side effects than high-dose alpha interferon. Based on these considerations, we are continuing to make GMK available to patients through an extension study until the scheduled completion of the trial. ECOG is assisting us in continued patient follow-up and data compilation.

    The second planned pivotal GMK Phase III clinical trial is a randomized study in Stage II (IIa and IIb) melanoma patients who have undergone surgery but are at intermediate risk for recurrence. We expect that this trial will be conducted in Europe, South Africa, Canada, South America and Australia under the guidance of the European Organization for Research and Treatment of Cancer, Europe's largest cooperative cancer research group. Patients will be randomized to receive either GMK or observation with no treatment. The primary endpoint of this trial is to compare the recurrence of melanoma in patients receiving GMK versus in patients receiving observation with no treatment. The study will also compare overall survival of patients in both groups.

MGV: THERAPEUTIC VACCINE FOR CERTAIN CANCERS

    Our second ganglioside conjugate vaccine in development, MGV, is a proprietary therapeutic vaccine for cancers which express GD2 and/or GM2 gangliosides. These cancers include colorectal cancer, lymphoma, small cell lung cancer, sarcoma, gastric cancer and neuroblastoma. MGV has three components:
(i) GM2-KLH, or GM2 ganglioside conjugated to KLH; (ii) GD2-KLH, or GD2 ganglioside conjugated to KLH; and (iii) QS-21 adjuvant. MGV is designed to prevent recurrence of cancer and prolong overall survival of patients after their cancer has been removed by surgery or reduced by chemotherapy or radiation therapy. This program also has been, to date, pursued under a Joint Development and License Agreement with Bristol-Myers Squibb Company.

Target Market

    MGV targets cancers that the American Cancer Society estimates will have an aggregate incidence in the United States of over 250,000 new cases during 2000. The American Cancer Society also estimates that more than 135,000 persons will die from these targeted cancers, representing nearly 25% of all expected deaths from cancer during 2000.

Clinical Trials

    MGV completed a Phase I/II clinical trial in 2000 under an institutional IND at Sloan-Kettering. The primary objectives of the study were to establish the safety of MGV and the ability of the vaccine to induce specific immune responses to both GD2 and GM2 gangliosides in patients with different cancer types. In addition, a goal of the study was to find the best ratio of GD2 and GM2 gangliosides in MGV to be used in future clinical trials.

    In this clinical trial, 31 patients with high-risk melanoma and sarcoma were immunized with MGV over a period of nine months. Patients were randomly assigned to five groups receiving a fixed dose of

GM2-KLH and QS-21 adjuvant and one of a number of escalating doses of GD2-KLH. This study showed that the combination of GM2-KLH/GD2-KLH/QS-21 could produce antibodies to GM2 and GD2 and was well-tolerated. We expect that a Phase II clinical trial of MGV will commence in 2001.

PSMA

    We are engaged in a research and development program relating to vaccine and antibody immunotherapeutics based on Prostate Specific Membrane Antigen. PSMA is a protein that is abundantly expressed on the surface of prostate cancer cells. We believe this antigen may have applications in immunotherapeutics for prostate cancer and potentially for other types of cancer. In September 2000, we announced the selection for development of a PSMA vaccine, comprised of a genetically engineered, or recombinant, form of the PSMA protein that resides on the surface of prostate cancer cells and a potent immunological stimulant, or adjuvant, and designed to stimulate a patient's immune response system to recognize and destroy prostate cancer cells. We are also pursuing, in parallel, a vaccine strategy that utilizes novel and proprietary viral vectors designed to deliver the PSMA gene to the immune system in order to generate potent and specific immune responses to the prostate cancer cells.

    In November 2000, we announced the development of a new generation of novel murine monoclonal antibodies which identify and bind to the three-dimensional structure of PSMA as presented on cancer cells. These antibodies represent potentially excellent candidates for therapy development since they possess a higher affinity and specificity for the target antigen, PSMA, than antibodies which do not recognize the physical structure of the target antigen. In March 2001, we further announced the creation of fully human monoclonal antibodies against PSMA which, similar to the murine monoclonal antibodies, recognize the three-dimensional structure of PSMA as presented on cancer cells.

    We are in preclinical development of therapies based on 'naked,' radiolabelled, and toxin-conjugated forms of these antibodies designed to selectively target and destroy PSMA-expressing cancer cells. We expect to commence a Phase I/II clinical trial in 2001 on the first vaccine candidate. Our PSMA program is being conducted in collaboration with Cytogen Corporation.

    Prostate cancer is the most common form of cancer affecting U.S. males and is the second leading cause of cancer deaths in men each year. The American Cancer Society estimates that 31,500 persons will die from prostate cancer, and 198,100 new cases will be diagnosed in 2001. Conventional therapies include radical prostectomy, in which the prostate gland is surgically removed, radiation and hormone therapies, chemotherapy and 'watchful waiting.' Surgery and radiation therapy are associated with urinary incontinence and impotence. Hormone therapy and chemotherapy are generally not intended to be curative and are not actively used to treat localized, early-stage prostate cancer.

OTHER THERAPEUTICS: DHA

    In February 1999, we licensed from Memorial Sloan-Kettering Cancer Center patent rights and technology relating to a derivative of vitamin C called dehydroascorbic acid, or DHA. We have obtained exclusive worldwide rights to use DHA for treatment of disease involving oxidative damage to tissue, including tissues of the central nervous system.

    Antioxidants are compounds that act as scavengers of free radicals -- highly unstable molecules that play a role in certain diseases that damage tissue. Studies have shown that antioxidants can slow the progression of degenerative neurological diseases, such as Alzheimer's disease. Vitamin C is a potent antioxidant, but does not easily cross from the circulatory system into the brain. David W. Golde, M.D., Physician-in-Chief of Memorial Hospital, and his colleagues at Sloan-Kettering have shown that DHA readily crosses the blood-brain barrier and, once in the brain, is converted into vitamin C. As a result of these properties, we believe that DHA is a promising drug candidate for a broad range of neurodegenerative diseases caused by oxidative stress, such as ischemic stroke.

    In preclinical studies conducted during 2000 in an animal model of human stroke, DHA demonstrated significant dose-dependent decreases in brain damage, neurological deficits, and death caused by stoke. In other preclinical testing, DHA has shown promise as a topical treatment for oral mucositis, a disease characterized by inflammation and ulceration of the lining of the mouth attributable to cancer chemotherapy or radiation therapy. We are continuing our research and development program to pursue these applications and anticipate starting a Phase I clinical trial in 2001.

CORPORATE PARTNERS AND COLLABORATIONS

BRISTOL-MYERS SQUIBB COMPANY

    In July 1997, Progenics and Bristol-Myers Squibb Company entered into a series of related agreements. Pursuant to these agreements, we granted to BMS an exclusive, worldwide license to make, have made, use, sell, have sold and develop GMK and MGV and any other product to which we have rights that include the GM2 or GD2 ganglioside antigens and are used for the treatment or prevention of human cancer. BMS is entitled under these agreements to grant sublicenses, subject to restrictions. Pursuant to our agreements, BMS has made payments to us and is required to make additional payments to us if we achieve certain milestones and pay royalties on any sales of licensed products. BMS is also required to fund ongoing development, clinical trials and regulatory activities of GMK and MGV to the extent specified by the contract.

    In connection with our agreements with BMS, we granted to them sublicenses to the technology and other rights licensed to Progenics from each of Sloan-Kettering, The Regents of the University of California and Aquila Biopharmaceuticals under the licenses with these entities discussed under ' -- Licenses' These sublicenses are exclusive as to the Sloan-Kettering and the Regents sublicenses and non-exclusive as to the Aquila sublicense and are intended, in general, to make available to BMS the technology licensed by us from these entities and used to make GMK and MGV. BMS is entitled under these sublicenses to grant further sublicenses, subject to certain restrictions.

    In connection with payments made by BMS to us under our agreements with BMS, we made payments to licensors as an inducement to these licensors to enter into agreements with us and BMS amending certain provisions of the prime licenses and granting to BMS certain related rights. Any future payments made by BMS to us under our agreements with BMS may also trigger payment obligations to these licensors. See ' -- Licenses'

    Our agreements with BMS terminate at various times related, in general, to the expiration or abandonment of the related patents or to the first commercial sale of products. The agreements can also be terminated by either party upon a material, uncured breach by the other party. BMS has the further right to terminate our principal agreement with BMS (including its funding and milestone obligations) as to specified licensed products at specified times.

    As we previously disclosed, BMS has stated that it considers its participation in the development programs for the GMK and MGV vaccines to be 'on hold.' Although it is our view that the collaboration with BMS obligates BMS to fund the significant development costs for the GMK cancer vaccine through completion of the Phase III clinical program, and for the MGV cancer vaccine through the completion of a Phase II clinical efficacy trial, we cannot at this time predict with any certainty the extent to which funding provided by BMS will continue to support these programs. We are in continuing discussions with BMS with a view to resolving all outstanding issues relating to these programs.

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

    Pursuant to the Roche agreement, Roche made an up-front payment and a milestone payment and is obligated to make further milestone payments, fund research and pay royalties on the sale of any products commercialized as a result of the collaboration. We are also entitled to contingent licensing rights. This collaboration had an original term of three years and has subsequently been extended for two additional years by mutual agreement.

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

CYTOGEN CORPORATION

    We have entered into a collaboration with Cytogen Corporation to develop vaccine and antibody-based in vivo immunotherapeutic products based on Prostate Specific Membrane Antigen. This collaboration is a joint venture structured in the form of a mutually owned limited liability company. All patents and know-how currently owned or acquired in the future by Progenics or Cytogen and useful in the development of PSMA-based antibody or vaccine immunotherapeutics have been licensed to the joint venture. The principal patents licensed initially are several patents owned by Sloan-Kettering that cover PSMA. By the terms of the agreement, we are responsible for preclinical and clinical development, and Cytogen is principally responsible for product marketing. In addition, we have certain co-promotion rights.

    The joint venture aspects of the collaboration are governed by a limited liability company agreement. This agreement provides generally for joint management. We are obligated to provide not more than $3.0 million of the initial research and development funding and $2.0 million in payments the joint venture is required to pay Cytogen over time. Any other funding obligations are to be shared 50/50, with voting and ownership dilution resulting if a party fails to fund its share. The limited liability company agreement provides that our funding obligations are reduced by $500,000, and our marketing rights with respect to joint venture products are enhanced, if Cytogen did not by June 15, 2000 acquire from a third party certain rights on behalf of the joint venture. We and Cytogen are reviewing the timing and nature of actions taken regarding these third-party rights in order to determine the parties' prospective rights and obligations under the joint venture agreement.

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

PHARMACOPEIA, INC.

    In March 2000, we entered into a research and license agreement with Pharmacopeia, Inc. to discover small-molecule HIV therapeutics that block the attachment of the virus to its primary cellular receptor, CD4. This agreement expanded on a collaboration with Pharmacopeia commenced in

September 1997. Under the terms of the new agreement, we will provide proprietary CD4 attachment assays and expertise related to the interaction between HIV and CD4 and Pharmacopeia will engage in a screening program of its internal compound library. In August 2000, we expanded our collaboration with Pharmacopeia to add two additional programs, including one program directed to the HIV envelope glycoprotein gp41. We will be granted a license to active compounds identified in the program. We are obligated to pay Pharmacopeia fees for its screening programs as well as additional amounts upon the achievement of specified milestones and royalties on any sales of therapeutics marketed as a result of the collaboration.

PROTEIN DESIGN LABS, INC.

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

ABGENIX, INC.

    In February 2001, through our joint venture with Cytogen Corporation, we entered into a collaboration agreement with Abgenix, Inc. for the generation of fully human monoclonal antibodies to PSMA. Under this agreement, Abgenix will provide the joint venture its XenoMouse'TM' technology which will be utilized by the joint venture to generate and develop fully human monoclonal antibodies to PSMA. The joint venture is obligated to pay Abgenix certain up-front license and additional fees upon the achievement of specified milestones, as well as royalties on any sales of any products commercialized as a result of the collaboration.

AQUILA BIOPHARMACEUTICALS, INC.

    We have entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, Inc., pursuant to which Aquila agreed to supply us with all of our requirements for the QS-21 adjuvant for use in certain ganglioside-based cancer vaccines, including GMK and MGV. QS-21 is the lead compound in the Stimulon'TM' family of adjuvants developed and owned by Aquila. The license terminates upon the expiration of the last of the licensed patents.

LICENSES

    We are a party to license agreements under which we have obtained rights to use certain technologies in our HIV and cancer programs, as well as certain other human therapeutics. Set forth below is a summary of these licenses.

    Sloan-Kettering Institute for Cancer Research. We are party to a license agreement with Sloan-Kettering under which we obtained the worldwide, exclusive rights to certain technology relating to ganglioside conjugate vaccines, including GMK and MGV, and their use to treat or prevent cancer. The Sloan-Kettering license terminates upon the expiration of the last of the licensed patents or 15 years from the date of the first commercial sale of a licensed product pursuant to the agreement, whichever is later. In addition to patent applications, the Sloan-Kettering license includes the exclusive rights to use certain relevant technical information and know-how. A number of Sloan-Kettering physician-scientists also serve as consultants to Progenics. We are also a party to a license agreement with Sloan-Kettering under which we obtained an exclusive, worldwide license to certain patent rights relating to DHA. The license continues for 20 years or to the end of the term for which the patent rights are granted.

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

    In connection with our collaboration with Bristol-Myers Squibb Company, we granted to BMS sublicenses to the technology and other rights licensed to us from each of Sloan-Kettering, the Regents and Aquila under the licenses with these entities described above. See ' -- Corporate Collaborations -- Bristol-Myers Squibb Company'

PATENTS AND PROPRIETARY TECHNOLOGY

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

    Under a license agreement with Sloan-Kettering, we obtained worldwide, exclusive rights to certain technology relating to ganglioside conjugate vaccines, including GMK and MGV, and their use to treat or prevent cancer. This technology is the subject of patent applications filed by Sloan-Kettering in the United States and 25 foreign countries claiming composition of matter and methods of use of certain ganglioside conjugate vaccines for the treatment or prevention of human cancer.

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

    We have also filed a number of U.S. and foreign patent applications on our HIV attachment assay technology, our technology directed to PRO 542 and PRO 367, our ProVax technology and clinical uses of these technologies. We have also filed a number of U.S. and foreign patent applications, one of which is owned jointly with the Aaron Diamond AIDS Research Center, relating to the discovery of an HIV co-receptor, CCR5.

    Under a license agreement with Sloan-Kettering, we obtained worldwide, exclusive rights to certain technology relating to dehydroascorbic acid and its use to increase the concentration of vitamin C in tissues, including the brain, for treating neurodegenerative, neurovascular and other diseases. This technology is the subject of patent applicatons filed by Sloan-Kettering in the United States and in Canada, Europe and Japan claiming methods for increasing the vitamin C concentration in the cells of a subject by administering to the subject dehydroascorbic acid.

    The enactment of the legislation implementing the General Agreement on Tariffs and Trade has resulted in certain changes to U.S. patent laws that became effective on June 8, 1995. Most notably, the term of patent protection for patents issued from patent applications filed on or after June 8, 1995 (as well as the term of patents issued from certain patient applications filed after June 7, 1993 but before June 8, 1995) is no longer a period of seventeen years from the date of grant. The new term of such U.S. patents will commence on the date of issuance and terminate twenty years from the earliest effective filing date of the application. Because the time from filing to issuance of patent applications is often more than three years, a twenty-year term from the effective date of filing may result in a substantially shortened term of patent protection, which may adversely impact our patent position.

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

     preclinical laboratory and animal tests;

     submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;

     adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication;

     submission to the FDA of a marketing application; and

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

     evaluate preliminarily the efficacy of the product for specific, targeted indications;

     determine dosage tolerance and optimal dosage; and

     identify possible adverse effects and safety risks.

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

MANUFACTURING

    We currently manufacture PRO 542, PRO 367, PRO 140, GMK, MGV and PSMA vaccines and antibodies in our two pilot production facilities in Tarrytown, New York. We believe that our existing production facilities will be sufficient to meet our initial needs for clinical trials. However, these facilities may be insufficient for all of our late-stage clinical trials and would be insufficient for commercial-scale requirements. We may be required to expand our manufacturing staff and facilities, obtain new facilities or contract with third parties or corporate collaborators to assist with production. In the event we decide to establish a full-scale commercial manufacturing facility, we would need to spend substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

SALES AND MARKETING

    We plan to market products for which we obtain regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We believe that this approach will both increase market penetration and commercial acceptance of our products and enable us to avoid expending significant funds to develop a large sales and marketing organization. BMS, Roche and Cytogen have marketing rights with respect to the products covered by their respective collaboration agreements with us.

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

    Competition with respect to our technologies and product candidates is and will be based, among other things, on:

     capabilities of our collaborators;

     efficacy and safety of our products;

     timing and scope of regulatory approval;

     product reliability and availability;

     marketing and sales capabilities;

     reimbursement coverage from insurance companies and others;

     degree of clinical benefits of our product candidates relative to their costs;

     method of administering a product;

     price; and

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

HUMAN RESOURCES

    At December 31, 2000, we had 54 full-time employees, nine of whom, including Dr. Maddon, hold Ph.D. degrees or foreign equivalents and two of whom, including Dr. Maddon, hold M.D. degrees. At such date, 40 employees were engaged in research and development, medical and regulatory affairs and manufacturing activities and 14 were engaged in finance, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

EXECUTIVE OFFICERS

    Our executive officers are as follows:

                   NAME                     AGE                    POSITION
                   ----                     ---                    --------
Paul J. Maddon, M.D., Ph.D................  41    Chairman of the Board, Chief Executive
                                                    Officer and Chief Science Officer

Ronald J. Prentki, M.B.A..................  43    President and Director

Robert A. McKinney, CPA...................  44    Vice President, Finance & Operations and
                                                    Treasurer

Philip K. Yachmetz, J.D...................  44    General Counsel and Secretary

Robert J. Israel, M.D.....................  44    Vice President, Medical Affairs

Richard W. Krawiec, Ph.D..................  53    Vice President, Investor Relations &
                                                    Corporate Communications

William C. Olson, Ph.D....................  38    Vice President, Research & Development

Kenneth G. Surowitz, Ph.D.................  42    Vice President, Quality & Regulatory
                                                  Affairs

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

    Philip K. Yachmetz, J.D. joined us in September 2000 as General Counsel and Secretary. Prior to joining Progenics, Mr. Yachmetz had been Senior Vice President, Business Development, General Counsel and Secretary of CytoTherapeutics, Inc from 1998 to 1999, where he also was Acting Chief Financial Officer and Treasurer during 1999. From 1997 to 1998, Mr. Yachmetz was a Principal and Managing Director of Millennium Venture Management LLC, a business consulting group servicing the healthcare and high technology industries. Mr. Yachmetz was, from 1996 to 1997, Director, Legal & Corporate Affairs and Secretary of PlayNet Technologies, Inc. an Internet based entertainment company. From January 1989 to October 1996, Mr. Yachmetz served as Senior Counsel of Hoffmann-La Roche Inc. Mr. Yachmetz received a B.A. in Political Science from George Washington University and a J.D. from California Western School of Law and is admitted to practice law in New York and New Jersey.

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

    Richard W. Krawiec, Ph.D. joined us in February 2001 as Vice President, Investor Relations and Corporate Communications. Prior to joining Progenics,
Dr. Krawiec served as Vice President of Investor Relations and Corporate Communications of Cytogen Corporation from 2000 to 2001. Prior to Cytogen,
Dr. Krawiec headed these departments at La Jolla Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc. and IDEC Pharmaceuticals, Inc. Previously, Dr. Krawiec was the founder and Editor-In-Chief of BiotechnologyWeek magazine and the Managing Editor and founder of Biotechnology Newswatch. Dr. Krawiec received B.S. in Biology from Boston University and a Ph.D. in Biological Sciences from the University of Rhode Island.

    William C. Olson, Ph.D. joined us in May 1994. Dr. Olson served as Senior Director, Research and Development from May 1994 to January 2001, when he was appointed Vice President, Research and Development. From 1989 to 1992,
Dr. Olson served as a Research Scientist at Johnson & Johnson, and from 1992 until 1994 he was a Development Scientist at MicroGeneSys, Inc., a biotechnology company. Dr. Olson received a Ph.D. from the Massachusetts Institute of Technology and a B.S. from the University of North Dakota. Both degrees were awarded in the field of chemical engineering.

    Kenneth G. Surowitz, Ph.D. joined us in January 1999. Dr. Surowitz served as Senior Director, Quality & Regulatory Affairs from January 1999 to January 2000, when he was appointed Vice President, Quality & Regulatory Affairs of Progenics. From 1988 to 1999, Dr. Surowitz was employed at the Wyeth-Lederle Vaccines and Pediatrics unit of American Home Products Corp. in a number of positions within the organization, most recently as Director of Global Regulatory Affairs. From 1985 to 1988, he was employed as a Product Development Microbiologist at Procter and Gamble. Dr. Surowitz received Ph.D. and M.S. degrees from Ohio State University in the field of microbiology and an A.B. degree from Lafayette College in biology.

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

The following table sets forth information with respect to our Scientific Advisory Boards.

Cancer Scientific Advisory Board

                    NAME                                       POSITION/AFFILIATION
                    ----                                       --------------------
Alan N. Houghton, M.D. (Chairman)............  Chairman, Immunology Program, Sloan-Kettering and
                                                 Professor, Cornell University Medical College
                                                 ('CUMC')

Angus G. Dalgleish, M.D., Ph.D...............  Chairman and Professor of Medical Oncology, St.
                                               George's Hospital, London

Samuel J. Danishefsky, Ph.D..................  Kettering Professor and Head, Bioorganic Chemistry,
                                                 Sloan-Kettering Institute and Professor of
                                                 Chemistry, Columbia University

Philip O. Livingston, M.D....................  Member, Sloan-Kettering and Professor, CUMC

John Mendelsohn, M.D.........................  President, The University of Texas M.D. Anderson
                                               Cancer Center

David A. Scheinberg, M.D., Ph.D..............  Chief, Leukemia Service, Sloan-Kettering and
                                               Professor, CUMC

David B. Agus, M.D...........................  Research Director, Prostate Cancer Institute,
                                               Cedars-Sinai Medical Center

Virology Scientific Advisory Board

                    NAME                                       POSITION/AFFILIATION
                    ----                                       --------------------
Stephen P. Goff, Ph.D. (Chairman)............  Professor of Biochemistry, Columbia University

Mark Alizon, M.D., Ph.D......................  Director of Research, Institute Cochin, Paris

Lawrence A. Chasin, Ph.D.....................  Professor of Biological Sciences, Columbia University

Leonard Chess, M.D...........................  Professor of Medicine, Columbia University

Wayne A. Hendrickson, Ph.D...................  Professor of Biochemistry, Columbia University

Israel Lowy, M.D., Ph.D......................  Assistant Professor of Medicine, Mount Sinai Medical
                                                 Center

J. Steven McDougal, M.D......................  Chief, Immunology Branch, CDC, Atlanta

Sherie L. Morrison, Ph.D.....................  Professor of Microbiology, UCLA

Robin A. Weiss, Ph.D.........................  Professor and Director of Research, ICR, Royal Cancer
                                                 Hospital, London
Other Scientific Consultants

David W. Golde, M.D..........................  Physician-in-Chief, Sloan-Kettering and Professor,
                                               CUMC

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

     the technologies we use will not be effective;

     our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals;

     our product candidates will be hard to manufacture on a large scale or will be uneconomical to market; or

     we do not successfully overcome technological challenges presented by our products.

    To our knowledge, no drug designed to treat HIV infection by blocking viral entry and no cancer therapeutic vaccine has been approved for marketing in the U.S. Our other research and development programs involve similarly novel approaches to human therapeutics. Consequently, there is no precedent for the successful commercialization of products based on our technologies. We cannot assure you that any of our products will be successfully developed.

A SETBACK IN OUR GMK PROGRAM COULD ADVERSELY AFFECT US.

    We have an ongoing Phase III clinical trial for GMK and expect that a second Phase III clinical trial will commence in the first half of 2001. Each of these trials are designed to be pivotal, which means that they are designed to produce results sufficient to support regulatory approval for their respective target indications. If the regulatory authorities determine that the results of either of these trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program for such target indication. Since GMK is our most clinically advanced product, a setback of this nature could adversely affect us. Moreover, failure of our GMK program could reflect adversely on our MGV program.

    Although we have completed patient enrollment in our ongoing pivotal Phase III clinical trial involving GMK, a considerable amount of time will elapse before we know the results of this trial. This time is required to conduct patient follow-up and then to analyze the data. In May 2000, our collaborating research cooperative in this trial, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK. See the discussion of GMK clinical trial results under 'Business' above for more information. We are continuing to follow-up on patients who were enrolled in the trial and those enrolled in our extension study of this trial. However, we cannot predict how long this will take or what the results will show, and although we do not expect to know the results before the second half of 2001, it is just as likely that we will not know the results until some later date.

OUR CLINICAL TRIALS COULD TAKE LONGER TO COMPLETE THAN WE EXPECT.

    Although for planning purposes we forecast the commencement and completion of clinical trials, and have included some of those forecasts herein, the actual timing of these events can vary dramatically due to factors such as delays, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. GMK and MGV are intended for treating patients with relatively early stage cancer and are designed to delay or prevent the recurrence of disease. As a consequence, clinical trials involving these product candidates are likely to take longer to complete than clinical trials involving other types of therapeutics. We cannot assure you that clinical trials involving our product candidates will commence or be completed as forecasted.

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

IF TESTING DOES NOT YIELD SUCCESSFUL RESULTS, OUR PRODUCTS WILL FAIL.

    If preclinical and clinical testing of one or more of our products does not yield successful results, those products may fail. To achieve the results we need, we or our collaborators must demonstrate a product's safety and efficacy in humans through extensive preclinical and clinical testing. Numerous unforeseen events may arise during, or as a result of, the testing process, including the following:

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

IF WE LOSE OUR COLLABORATIVE PARTNERS, OR IF THEY DO NOT APPLY ADEQUATE RESOURCES TO OUR COLLABORATIONS, OUR PRODUCT DEVELOPMENT AND PROFITABILITY MAY SUFFER. IN PARTICULAR, ADVERSE DEVELOPMENTS IN OUR RELATIONSHIP WITH BRISTOL-MYERS SQUIBB COMPANY COULD HAVE A SIGNIFICANT AND ADVERSE EFFECT ON US.

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

    We have entered into a corporate collaboration with Bristol-Myers Squibb Company covering GMK and MGV. Adverse developments in this relationship could have a significant and adverse effect on us. Pursuant to our agreements with BMS, we have granted to them the exclusive worldwide license to manufacture, use and sell GMK and MGV and any other products to which we have rights that include the GM2 or GD2 ganglioside antigens for the treatment or prevention of human cancer. As a result of the governing agreements, we are dependent on BMS to fund testing, to make certain regulatory filings and to manufacture and market existing and any future products resulting from this collaboration. Subsequent to the ECOG action taken with respect to our ongoing Phase III clinical trial of GMK, BMS has stated that it considers its participation in the development programs for the GMK and MGV vaccines to be 'on hold.' Although it is our view that the collaboration with BMS obligates BMS to fund the significant development costs for the GMK cancer vaccine through completion of the Phase III clinical program, and for the MGV cancer vaccine through the completion of a Phase II clinical efficacy trial, we cannot at this time predict with any certainty the extent to which funding provided by BMS will continue to support these programs. We are in continuing discussions with BMS with a view to resolving all outstanding issues relating to these programs.

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

    The amount and timing of resources dedicated by our collaborators to their collaborations with us is not within our control. If any collaborator breaches or terminates its agreements with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. We cannot assure you that our collaborative partners will not change their strategic focus or pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by these collaborative programs. Our revenues and earnings also will be affected by the effectiveness of our corporate partners in marketing any successfully developed products.

    We cannot assure you that our collaborations will continue or be successful or that we will receive any further research funding or milestone or royalty payments. If our partners do not develop products under these collaborations, we cannot assure you that we would be able to do so on our own. Disputes may arise between us and our collaborators as to a variety of matters, including financial or other obligations under our contracts, the most promising scientific or regulatory route to pursue or ownership of intellectual property rights. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of product candidates.

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

WE HAVE A HISTORY OF OPERATING LOSSES, AND WE MAY NEVER BE PROFITABLE.

    We have a history of operating losses, and we may never be profitable. We have incurred substantial losses since our inception. As of December 31, 2000, we had an accumulated deficit of approximately $23.6 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant product sales or royalty revenue for a number of years, if ever. We may incur additional operating losses in the future, which could increase significantly as we expand development and clinical trial efforts.

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

    We have entered into arrangements with third parties for the manufacture of certain of our products including, without limitation, the production of certain of our products in transgenic animals. We cannot assure you that this strategy will result in a cost-effective means for manufacturing products. In employing third-party manufacturers, we will not control many aspects of the manufacturing process. We cannot assure you that we will be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes or that commercial quantities of products will be available from contract manufacturers at acceptable costs.

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

    In addition to our reliance on corporate collaborators, we rely in part on third parties to perform a variety of functions, including research and development, manufacturing, clinical trials management and regulatory affairs. As of December 31, 2000, we had only 54 full-time employees. We are party to several agreements which place substantial responsibility on third parties for clinical development of our products. We also in-license technology from medical and academic institutions in order to minimize investments in early research, and we enter into collaborative arrangements with certain of these entities with respect to clinical trials of product candidates. We cannot assure you that we will be able to maintain any of these relationships or establish new ones on beneficial terms, that we can enter into these arrangements without undue delays or expenditures or that these arrangements will allow us to compete successfully.

WE LACK SALES AND MARKETING EXPERIENCE, WHICH MAKES US DEPENDENT ON THIRD PARTIES FOR THEIR EXPERTISE IN THIS AREA.

    We have no experience in sales, marketing or distribution. Assuming receipt of required regulatory approvals, we expect to market and sell our products principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. Our agreements with Bristol-Myers Squibb Company, the Roche Group and Cytogen Corporation grant these collaborators marketing rights with respect to products resulting from their respective collaborations with us. To the extent that we have entered into arrangements for the marketing and sale of our products, any revenues we receive from the sale of covered products will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources such third parties devote to our products. We may in the future enter into additional marketing arrangements with third parties. In addition, if we market products directly, significant additional expenditures and management resources would be required to develop an internal sales force. We cannot assure you that we would be able to establish a successful sales force should we choose to do so.

IF WE LOSE KEY MANAGEMENT AND SCIENTIFIC PERSONNEL ON WHOM WE DEPEND, OUR BUSINESS COULD SUFFER.

    We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Maddon, our Chief Executive Officer and Chief Science Officer, or Mr. Prentki, our President, could cause our management and operations to suffer unless a qualified replacement could be found. We maintain key man life insurance on Dr. Maddon in the amount of $2.5 million. We have an employment agreement with Dr. Maddon that expires in December 2001 and one with Mr. Prentki that expires in March 2001. We anticipate that both agreements will be renewed on mutually acceptable terms.

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

    We cannot assure you that sufficient quantities of the raw materials needed to make our products will be available to support continued research, development or commercial manufacture of our products. We currently obtain supplies of critical raw materials used in production of GMK and MGV from single sources. In particular, commercialization of GMK and MGV requires an adjuvant, QS-21, available only from Aquila Biopharmaceuticals, Inc. We have entered into a license and supply agreement with Aquila pursuant to which Aquila agreed to supply us with all of our QS-21 requirements for use in certain ganglioside-based cancer vaccines, including GMK and MGV. In connection with our collaboration with Bristol-Myers Squibb Company, we granted to BMS a non-exclusive sublicense under our license and supply agreement with Aquila, and BMS entered into a supply agreement with Aquila. We cannot assure you that Aquila will be able to supply sufficient quantities of QS-21 or that we or BMS will have the right or capability to manufacture sufficient quantities of QS-21 to meet our needs if Aquila is unable or unwilling to do so. We cannot assure you that we will not be subject to delays or disruption in the supply of this component. Any delay or disruption in the availability of raw materials could slow or stop product development and commercialization of the relevant product.

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

    Our stock price has a history of significant volatility. At times, our stock price has been volatile even in the absence of significant news or developments relating to Progenics. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

     the results of preclinical studies and clinical trials by us, our collaborators or our competitors;

     announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

     developments in our relationships with our corporate partners and other collaborators;

     developments in patent or other proprietary rights;

     governmental regulation;

     changes in reimbursement policies;

     health care legislation;

     public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

     fluctuations in our operating results; and

     general market conditions.

In addition, the market prices of equity securities generally have experienced significant volatility in the recent past, with the stock of small capitalization companies, like us, experiencing the greatest volatility. These price swings, both as to our stock and as to our industry and the stock market generally, may continue. Moreover, the experiences of other companies would lead us to expect a severe decline in our stock price if we experience an adverse development in our business. As described above, our business plan is risky, and so there is a very real possibility that we will not succeed in achieving our goals.

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

SALES OF COMMON STOCK MAY HAVE AN ADVERSE IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK.

    A substantial number of outstanding shares of common stock and shares of common stock issuable upon exercise of outstanding options and warrants are eligible for sale in the public market. Sales of substantial numbers of shares of common stock could adversely affect prevailing market prices. Some of our stockholders are entitled to require us to register their shares of common stock for offer or sale to the public. We have filed Form S-8 registration statements registering shares issuable pursuant to our stock option and stock purchase plans. Any sales by existing stockholders or holders of options or warrants may have an adverse effect on our ability to raise capital and may adversely affect the market price of the common stock.

ITEM 2. PROPERTIES

    We sublease approximately 48,000 square feet of laboratory, manufacturing and office space in Tarrytown, New York. We sublease this space pursuant to a sublease which terminates in June 2005. We have pilot production facilities within these leased facilities for the manufacture of products for clinical trials. We believe that these facilities are adequate for our current needs, although we may in the future need to expand our facilities for additional research and development and manufacturing capacity.

ITEM 3. LITIGATION

    We are not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

    Our Common Stock is quoted on the Nasdaq National Market under the symbol 'PGNX.' The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock, as reported on the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                 HIGH             LOW
                                                                 ----             ---
1999:
First quarter..............................................  $16 3/4         10 5/8
Second quarter.............................................    5 1/4         11 3/8
Third quarter..............................................   31 3/8         12 1/2
Fourth quarter.............................................   59 3/4         15 1/2

2000:
First quarter..............................................  $96            $40 1/4
Second quarter.............................................   76              9 1/2
Third quarter..............................................   35             14 1/16
Fourth quarter.............................................   34             14 15/16

    On March 28, 2001, the last sale price for the Common Stock as reported by Nasdaq was $11.00. There were approximately 173 holders of record of the Company's Common Stock as of March 28, 2001.

DIVIDENDS

    We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data presented below as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000 are derived from the Company's audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 1996, 1997 and 1998 and for each of the years in the two-year period ended December 31, 1997 are derived from the Company's audited financial statements not included herein. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes included elsewhere herein.

                                                            YEARS ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                  1996      1997      1998      1999      2000
                                                  ----      ----      ----      ----      ----
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
    Contract research and development..........  $   318   $14,591   $11,135   $14,867   $ 7,941
    Research grants............................      203       665     1,251     1,106     1,836
    Product sales..............................       98        57       180        40        45
    Interest income............................      106       301     1,455     1,440     4,127
                                                 -------   -------   -------   -------   -------
        Total revenues.........................      725    15,614    14,021    17,453    13,949
                                                 -------   -------   -------   -------   -------
Expenses:
    Research and development...................    3,700     7,364     8,296    11,227    13,249
    General and administrative.................    2,808     2,222     3,841     3,866     4,868
    Loss in Joint Venture......................                                  2,047       945
    Interest expense...........................       51       312        43       112        95
    Depreciation and amortization..............      309       319       388       697       709
                                                 -------   -------   -------   -------   -------
        Total expenses.........................    6,868    10,217    12,568    17,949    19,866
                                                 -------   -------   -------   -------   -------
        Operating (loss) income................   (6,143)    5,397     1,453      (496)   (5,917)
    Income taxes...............................                258
        Net (loss) income......................  $(6,143)  $ 5,139   $ 1,453   $  (496)  $(5,917)
                                                 -------   -------   -------   -------   -------
                                                 -------   -------   -------   -------   -------
Per share amounts on net (loss) income:
    Basic......................................  $ (2.68)  $  1.64   $  0.16   $ (0.05)  $ (0.49)
                                                 -------   -------   -------   -------   -------
                                                 -------   -------   -------   -------   -------
    Diluted....................................  $ (2.68)  $  0.66   $  0.14   $ (0.05)  $ (0.49)
                                                 -------   -------   -------   -------   -------
                                                 -------   -------   -------   -------   -------


                                                                  DECEMBER 31,
                                                 -----------------------------------------------
                                                  1996      1997      1998      1999      2000
                                                  ----      ----      ----      ----      ----
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
    Cash, cash equivalents and marketable
      securities...............................  $   647   $23,624   $24,650   $67,617   $60,424
    Working capital............................   (1,109)   20,562    25,137    53,053    48,808
        Total assets...........................    1,663    24,543    27,900    71,261    67,013
    Capital lease obligations and deferred
      lease liability, long-term portion.......      156       141       117        37         4
        Total stockholders' equity (deficit)...     (385)   23,034    26,079    67,821    64,754

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of viral, cancer and other life-threatening diseases. We commenced principal operations in late 1988 and since that time have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that we have under development, we will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before we receive revenues from sales of any of these products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through December 31, 2000 have been payments received under our collaboration agreements, research grants and contracts related to our cancer and HIV programs and interest income.

    To date, a majority of our expenditures have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at December 31, 2000, an accumulated deficit of approximately $23,621,000. We will require additional funds to complete the development of our products, to fund the cost of clinical trials and to fund operating losses that are expected to continue for the foreseeable future. We do not expect our products under development to be commercialized in the near future.

RESULTS OF OPERATIONS

Years Ended December 31, 1999 and 2000

    Contract research and development revenue decreased from $14,867,000 in 1999 to $7,941,000 in 2000. The decrease was the result of receiving milestone payments in 1999 in connection with our collaboration with BMS. No such payments were received in 2000. Reimbursement of clinical development costs during 2000 remained at 1999 levels. Revenues from research grants increased from $1,106,000 in 1999 to $1,836,000 in 2000. The increase resulted from the funding of a greater number of grants in 2000. Sales of research reagents increased from $40,000 in 1999 to $45,000 in 2000 resulting from increased orders for such reagents during 2000. Interest income increased from $1,440,000 in 1999 to $4,127,000 in 2000 as cash available for investing increased due the Company's public offering which closed in November 1999.

    Research and development expenses increased from $11,227,000 in 1999 to $13,249,000 in 2000. The increase was principally due to an increase in headcount, related laboratory supplies and additional rent for new laboratory space as the Company expanded its research and development programs to include PSMA and DHA and additional costs of manufacturing PRO 542.

    General and administrative expenses increased from $3,866,000 in 1999 to 4,868,000 in 2000. The increase was principally due to an increase in headcount and additional rent for new office space to accommodate growth.

    Loss in joint venture decreased from $2,047,000 in 1999 to $945,000 in 2000. The decrease was primarily due to the expensing of a license fee with respect to intellectual property in 1999. Research activities on PSMA commenced in the second half of 1999.

    Interest expense decreased from $112,000 in 1999 to $95,000 in 2000. The decrease was principally due to the recognition of interest expense as the Company discounted future capital contributions to the joint venture which decreased in 2000.

    Our net loss was $496,000 in 1999 compared to net loss of $5,917,000 in 2000.

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

    Research and development expenses increased from $8,296,000 in 1998 to $11,227,000 in 1999. The increase was principally due to additional costs of manufacturing GMK and monitoring clinical trials during 1999, and additional costs of manufacturing PRO 542. We also initiated a new joint venture with Cytogen Corporation in 1999.

    General and administrative expenses were relatively unchanged in 1999 compared to 1998.

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

    In 1998, we were able to utilize net operating loss carry forwards to offset our income and, therefore, had no provision for income taxes. In 1999, we recognized a net loss and, therefore, had no provision for income taxes.

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

    Pursuant to our collaboration with BMS, the clinical development costs of the GMK and MGV cancer vaccine programs have been funded by BMS. As previously disclosed, BMS has stated that it considers its participation in these programs to be 'on hold.' We currently intend to pursue these programs. Although it is our view that its collaboration with BMS obligates BMS to fund the significant development costs for the GMK cancer vaccine through completion of the Phase III clinical program, and the MGV cancer vaccine through the completion of a Phase II clinical efficacy trial, we cannot at this time predict with any certainty the extent to which funding provided by BMS will continue to support these programs. We are in continuing discussions with BMS with a view to resolving all outstanding issues relating to these programs.

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

    At December 31, 2000, we had cash, cash equivalents and marketable securities, including non-current portion, totaling approximately $60,424,000 compared with approximately $67,617,000 at December 31, 1999. Our facility lease has been extended to June 2005. In connection with the extended facility lease, we expended approximately $1,438,000 for equipment and leasehold improvements during 2000. In addition, we are obligated, under the terms of our joint venture with Cytogen Corporation, to contribute to the joint venture an additional $500,000 in license fees through December 31, 2001 and to fund research and development of up to $3.0 million. Further, the limited liability company agreement provides that our funding obligations are reduced by $500,000, and our marketing rights with respect to joint venture products are enhanced, if Cytogen did not by June 15, 2000 acquire from a third party certain rights on behalf of the joint venture. We and Cytogen are reviewing the timing and nature of actions taken regarding these third-party rights in order to determine the parties' prospective rights and obligations under the joint venture agreement.

    We believe that our existing capital resources should be sufficient to fund operations at least through 2002. However, this is a forward-looking statement based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets before such time. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, our cash requirements may vary materially from those now planned because of results of research and development and product testing, changes in existing relationships with, or new relationships with, licensees, licensors or other collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. We have no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage. We may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technology, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

IMPACT OF THE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

    There are a number of recently issued accounting standards, including Statement of Financial Accounting Standards no. 133, Accounting for Derivative Financial Instruments and for Hedging Activities, which we will be required to adopt for future periods. The Company's management believes that the future adoption of these accounting standards will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    At December 31, 2000, the Company did not hold any market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See page F-1, 'Index to Financial Statements.'

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable

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

    a) Documents filed as part of this Report:

        1. Report of Independent Accountants

        2. Financial Statements and Supplemental Data Balance Sheets at December 31, 1999 and 2000

           Statements of Operations for the years ended December 31, 1998, 1999 and 2000

           Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1999 and 2000

           Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000 Notes to the Financial Statements

    b) Reports on Form 8-K

       None

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

                                          PROGENICS PHARMACEUTICALS, INC.

                                          By:  /s/ PAUL J. MADDON, M.D., PH.D.
                                              ..................................
                                                 PAUL J. MADDON, M.D., PH.D.
                                               CHAIRMAN OF THE BOARD AND CHIEF
                                                      EXECUTIVE OFFICER

Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                      DATE
                   ---------                                     -----                      ----
        /s/ PAUL J. MADDON, M.D., PH.D.           Chairman of the Board and Chief      March 30, 2001
 ...............................................    Executive Officer (Principal
          PAUL J. MADDON, M.D., PH.D.               Executive Officer)

             /s/ RONALD J. PRENTKI                President and Director               March 30, 2001
 ...............................................
               RONALD J. PRENTKI

             /s/ ROBERT A. MCKINNEY               Vice President, Finance and          March 30, 2001
 ...............................................    Operations and Treasurer
               ROBERT A. MCKINNEY                   (Principal Financial and
                                                    Accounting Officer)

              /s/ CHARLES A. BAKER                Director                             March 30, 2001
 ...............................................
                CHARLES A. BAKER

               /s/ MARK F. DALTON                 Director                             March 30, 2001
 ...............................................
                 MARK F. DALTON

           /s/ STEPHEN P. GOFF, PH.D.             Director                             March 30, 2001
 ...............................................
             STEPHEN P. GOFF, PH.D.

               /s/ KURT W. BRINER                 Director                             March 30, 2001
 ...............................................
                 KURT W. BRINER

              /s/ PAUL F. JACOBSON                Director                             March 30, 2001
 ...............................................
                PAUL F. JACOBSON

      /s/ DAVID A. SCHEINBERG, M.D., PH.D.        Director                             March 30, 2001
 ...............................................
        DAVID A. SCHEINBERG, M.D., PH.D.

                        PROGENICS PHARMACEUTICALS, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----
PROGENICS PHARMACEUTICALS, INC.

Report of Independent Accountants.................................   F-2

Financial Statements:
    Balance Sheets as of December 31, 1999 and 2000...............   F-3

    Statements of Operations for the years ended December 31,
     1998, 1999 and 2000..........................................   F-4

    Statements of Stockholders' Equity for the years ended
     December 31, 1998, 1999 and 2000.............................   F-5

    Statements of Cash Flows for the years ended December 31,
     1998, 1999 and 2000..........................................   F-6

    Notes to Financial Statements.................................   F-7


PSMA DEVELOPMENT COMPANY LLC (A DEVELOPMENT STAGE ENTERPRISE)

Report of Independent Accountants.................................  F-25

Financial Statements:
    Balance Sheets as of December 31, 1999 and 2000...............  F-26

    Statements of Operations for the year ended December 31,
     2000, the period from June 15, 1999 (inception) to
     December 31, 1999 and the cumulative period from June 15,
     1999 (inception) to December 31, 2000........................  F-27

    Statements of Stockholders' Equity for the year ended
     December 31, 2000, the period from June 15, 1999
     (inception) to December 31, 1999 and the cumulative period from June 15, 1999 (inception) to December 31, 2000... F-28

    Statements of Cash Flows for the year ended December 31,
     2000, the period from June 15, 1999 (inception) to
     December 31, 1999 and the cumulative period from June 15,
     1999 (inception) to December 31, 2000........................  F-29

    Notes to Financial Statements.................................  F-30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PROGENICS PHARMACEUTICALS, INC.:

    In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. (the 'Company') at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 9, 2001

                        PROGENICS PHARMACEUTICALS, INC.
                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           2000
                                                                  ----           ----
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $ 24,212,448   $  5,628,987
    Certificates of Deposit.................................                    1,000,000
    Marketable securities...................................    29,655,101     40,089,556
    Accounts receivable.....................................     1,146,740      2,651,679
    Other current assets....................................     1,024,459      1,693,044
                                                              ------------   ------------
        Total current assets................................    56,038,748     51,063,266
    Marketable securities...................................    13,749,156     13,705,208
    Fixed assets, at cost, net of accumulated depreciation
      and amortization......................................     1,396,917      2,215,519
    Investment in joint venture.............................        73,044         29,361
    Security deposits and other assets......................         3,039
                                                              ------------   ------------
        Total assets........................................  $ 71,260,904   $ 67,013,354
                                                              ------------   ------------
                                                              ------------   ------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses...................  $  2,453,564   $  1,790,194
    Amount due to joint venture.............................       452,606        457,251
    Capital lease obligations, current portion..............        79,562          7,445
                                                              ------------   ------------
        Total current liabilities...........................     2,985,732      2,254,890
    Amount due to joint venture.............................       417,141
    Capital lease obligations...............................        37,328          4,524
                                                              ------------   ------------
        Total liabilities...................................     3,440,201      2,259,414
                                                              ------------   ------------
Commitments and contingencies (Note 7)
Stockholders' equity:
    Preferred stock, $.001 par value; 20,000,000 shares
      authorized; issued and outstanding -- none Common
      stock, $.0013 par value; 40,000,000 shares authorized;
      shares issued and outstanding 11,905,774 in 1999 and
      12,267,180 in 2000....................................        15,478         15,947
    Additional paid-in capital..............................    86,329,599     88,419,150
    Unearned compensation...................................      (591,142)      (162,244)
    Accumulated deficit.....................................   (17,703,528)   (23,620,684)
    Accumulated other comprehensive (loss) income...........      (229,704)       101,771
                                                              ------------   ------------
        Total stockholders' equity..........................    67,820,703     64,753,940
                                                              ------------   ------------
        Total liabilities and stockholders' equity..........  $ 71,260,904   $ 67,013,354
                                                              ------------   ------------
                                                              ------------   ------------

    The accompanying notes are an integral part of the financial statements.

                        PROGENICS PHARMACEUTICALS, INC.
                            STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1998          1999          2000
                                                           ----          ----          ----
Revenues:
    Contract research and development.................  $11,135,026   $14,866,982   $ 7,941,185
    Research grants...................................    1,250,908     1,106,298     1,835,564
    Product sales.....................................      180,204        40,315        45,524
    Interest income...................................    1,454,844     1,439,461     4,127,156
                                                        -----------   -----------   -----------
        Total revenues................................   14,020,982    17,453,056    13,949,429
                                                        -----------   -----------   -----------
Expenses:
    Research and development..........................    8,296,559    11,226,521    13,249,134
    General and administrative........................    3,840,737     3,866,321     4,868,166
    Loss in Joint Venture.............................                  2,047,409       945,519
    Interest expense..................................       42,729       111,925        94,892
    Depreciation and amortization.....................      387,920       696,415       708,874
                                                        -----------   -----------   -----------
        Total expenses................................   12,567,945    17,948,591    19,866,585
                                                        -----------   -----------   -----------
        Net income (loss).............................  $ 1,453,037   $  (495,535)  $(5,917,156)
                                                        -----------   -----------   -----------
                                                        -----------   -----------   -----------
    Net income (loss) per share -- basic..............  $      0.16   $     (0.05)  $     (0.49)
                                                        -----------   -----------   -----------
                                                        -----------   -----------   -----------
    Net income (loss) per share -- diluted............  $      0.14   $     (0.05)  $     (0.49)
                                                        -----------   -----------   -----------
                                                        -----------   -----------   -----------

    The accompanying notes are an integral part of the financial statements.

                        PROGENICS PHARMACEUTICALS, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                                                 ACCUMULATED
                                                 COMMON STOCK       ADDITIONAL                                      OTHER
                                             --------------------     PAID-IN       UNEARNED     ACCUMULATED    COMPREHENSIVE
                                               SHARES     AMOUNT      CAPITAL     COMPENSATION     DEFICIT         INCOME
                                               ------     ------      -------     ------------     -------         ------
Balance at December 31, 1997...............   9,001,553   $11,702   $43,444,701   $(1,761,381)   $(18,661,030)    $     340
Amortization of unearned compensation......                                           650,363
Sale of Common Stock under employee stock
 purchase plans and exercise of stock
 options...................................     356,654      464        907,667
Other adjustments to stockholders'
 equity....................................                              24,825
Net income for the year ended December 31,
 1998......................................                                                        1,453,037
Changes in unrealized gain on marketable
 securities................................                                                                           8,750
                                             ----------   -------   -----------   -----------    ------------     ---------
Balance at December 31, 1998...............   9,358,207   12,166     44,377,193    (1,111,018)   (17,207,993)         9,090
Amortization of unearned compensation......                                           519,876
Issuance of compensatory stock options.....                              48,332
Sale of Common Stock under employee stock
 purchase plans and exercise of stock
 options and warrants......................     247,567      322      1,322,841
Issuance of Common Stock in connection with
 a public offering ($19.00/share), net of
 expenses..................................   2,300,000    2,990     40,581,233
Net loss for the year ended December 31,
 1999......................................                                                         (495,535)
Changes in unrealized (loss) on marketable
 securities................................                                                                        (238,794)
                                             ----------   -------   -----------   -----------    ------------     ---------
Balance at December 31, 1999...............  11,905,774   15,478     86,329,599      (591,142)   (17,703,528)      (229,704)
Amortization of unearned compensation......                                           428,898
Issuance of compensatory stock options.....                             164,476
Sale of Common Stock under employee stock
 purchase plans and exercise of stock
 options and warrants......................     361,406      469      1,925,075
Net loss for the year ended December 31,
 1999......................................                                                       (5,917,156)
Changes in unrealized (loss) on marketable
 securities................................                                                                         331,475
                                             ----------   -------   -----------   -----------    ------------     ---------
Balance at December 31, 2000...............  12,267,180   $15,947   $88,419,150   $  (162,244)   $(23,620,684)    $ 101,771
                                             ----------   -------   -----------   -----------    ------------     ---------
                                             ----------   -------   -----------   -----------    ------------     ---------

                                                           COMPREHENSIVE
                                                TOTAL      INCOME (LOSS)
                                                -----      -------------
Balance at December 31, 1997...............  $23,034,332
Amortization of unearned compensation......      650,363
Sale of Common Stock under employee stock
 purchase plans and exercise of stock
 options...................................      908,131
Other adjustments to stockholders'
 equity....................................       24,825
Net income for the year ended December 31,
 1998......................................    1,453,037    $ 1,453,037
Changes in unrealized gain on marketable
 securities................................        8,750          8,750
                                             -----------    -----------
Balance at December 31, 1998...............   26,079,438    $ 1,461,787
                                                            -----------
                                                            -----------
Amortization of unearned compensation......      519,876
Issuance of compensatory stock options.....       48,332
Sale of Common Stock under employee stock
 purchase plans and exercise of stock
 options and warrants......................    1,323,163
Issuance of Common Stock in connection with
 a public offering ($19.00/share), net of
 expenses..................................   40,584,223
Net loss for the year ended December 31,
 1999......................................     (495,535)      (495,535)
Changes in unrealized (loss) on marketable
 securities................................     (238,794)      (238,794)
                                             -----------    -----------
Balance at December 31, 1999...............   67,820,703    $  (734,329)
                                                            -----------
                                                            -----------
Amortization of unearned compensation......      428,898
Issuance of compensatory stock options.....      164,476
Sale of Common Stock under employee stock
 purchase plans and exercise of stock
 options and warrants......................    1,925,544
Net loss for the year ended December 31,
 1999......................................   (5,917,156)    (5,917,156)
Changes in unrealized (loss) on marketable
 securities................................      331,475        331,475
                                             -----------    -----------
Balance at December 31, 2000...............  $64,753,940    $(5,585,681)
                                             -----------    -----------
                                             -----------    -----------

Securities issued for non-cash consideration were valued based upon quoted prices as per NASDAQ Market.

    The accompanying notes are an integral part of the financial statements.

                        PROGENICS PHARMACEUTICALS, INC.
                            STATEMENTS OF CASH FLOWS
                (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                                 ----          ----          ----
Cash flows from operating activities:
  Net income (loss).........................................  $ 1,453,037   $  (495,535)  $(5,917,156)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................      387,920       696,415       708,874
    Amortization of premiums, net of discounts, on
      marketable securities.................................      132,406       148,857       436,957
    Amortization of discount on investment in Joint
      Venture...............................................                     72,813        87,504
    Loss in Joint Venture...................................                  2,047,409       945,519
    Expenses incurred in connection with issuance of common
      stock, stock options and warrants.....................      650,363       568,208       593,374
    Stock issued in consideration for amending an agreement
    Other...................................................       24,825
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable............   (1,470,172)      487,740    (1,504,939)
      (Increase) in prepaid and other current assets........     (529,379)     (468,597)     (668,585)
      Decrease in security deposits and other assets........       25,776        10,706         3,039
      Increase (decrease) in accounts payable and accrued
        expenses............................................      410,376       852,796    (1,365,603)
      Increase in investment in Joint Venture...............                 (1,323,519)     (901,836)
      Decrease in income taxes payable......................      (57,770)
                                                              -----------   -----------   -----------
        Net cash provided by (used in) operating
          activities........................................    1,027,382     2,597,293    (7,582,852)
                                                              -----------   -----------   -----------
Cash flows from investing activities:
  Capital expenditures......................................     (767,688)   (1,042,840)   (1,325,243)
  Purchase of marketable securities.........................   (9,295,332)  (46,449,032)  (41,064,989)
  Sale of marketable securities.............................      845,000    12,870,000    30,569,000
  Purchase of certificate of deposit........................                               (1,000,000)
  Other.....................................................       80,732
                                                              -----------   -----------   -----------
        Net cash used in investing activities...............   (9,137,288)  (34,621,872)  (12,821,232)
                                                              -----------   -----------   -----------
Cash flows from financing activities:
  Proceeds from issuance of equity securities, net of
    offering expenses.......................................      908,131    41,907,386     1,925,544
  Payment of capital lease obligations......................      (98,887)     (107,622)     (104,921)
                                                              -----------   -----------   -----------
        Net cash provided by financing activities...........      809,244    41,799,764     1,820,623
                                                              -----------   -----------   -----------
        Net (decrease) increase in cash and cash
          equivalents.......................................   (7,300,662)    9,775,185   (18,583,461)
                                                              -----------   -----------   -----------
Cash and cash equivalents at beginning of period............   21,737,925    14,437,263    24,212,448
                                                              -----------   -----------   -----------
        Cash and cash equivalents at end of period..........  $14,437,263   $24,212,448   $ 5,628,987
                                                              -----------   -----------   -----------
                                                              -----------   -----------   -----------
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $    42,729   $    38,832   $     7,388
  Cash paid for income taxes................................      140,000

Supplemental disclosure of noncash investing and financing
  activities:
  Increase in capital lease obligations.....................       99,138
  Fixed asset additions included in accounts payable and
    accrued expenses........................................  $    40,959   $    35,856   $   238,089

    The accompanying notes are an integral part of the financial statements.

                        PROGENICS PHARMACEUTICALS, INC.
                       NOTES TO THE FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

    Progenics Pharmaceuticals, Inc. (the 'Company') is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of viral diseases, including human immunodeficiency virus ('HIV') infection, cancer, and other diseases. The Company was incorporated in Delaware on December 1, 1986.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    The Company has derived all of its product revenue from the sale of research reagents to up to four customers. Product sales revenue is recognized at the time reagents are shipped. The reagents are products of the Company's research and development efforts. The Company maintains no inventory of reagents and cost of product sales is not material.

    The Company has been awarded government research grants and contracts from the National Institutes of Health (the 'NIH'). The NIH grants are used to subsidize the Company's research projects ('Projects') regarding HIV. NIH revenue is recognized on a pro rata basis as subsidized Project costs are incurred. Such method approximates the straight-line basis over the lives of the Projects. The NIH contracts compensate the Company for costs associated with manufacturing products ordered by the NIH in the HIV area.

    Payments from Bristol-Myers Squibb Company, Hoffmann-LaRoche, the Department of Defense, Aaron Diamond AIDS Research Center and the National Institutes of Health (collectively the 'Collaborators') (See Note 7) for contract research and development are used to subsidize the Company's research and development efforts. Such amounts are recognized as revenue as the related services are performed by the Company, provided the collection of the resulting receivable is probable. In situations where the Company receives payments in advance of performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

    On January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ('SAB No. 101'). In accordance with SAB No. 101, Non-refundable fees, including payments for services, up-front licensing fees and milestone payments (collectively, 'Non-refundable Fees'), are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, revenue recognized is limited to the amount of Non-refundable Fees received.

    Prior to January 1, 2000, the Company recognized revenue as described above, except that certain Non-refundable Fees were recognized as revenue when there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the Non-refundable Fee.

    There was no cumulative effect of adopting SAB No. 101 at January 1, 2000. Prior period financial statements have not been restated to apply SAB No. 101 retroactively; however, if the Company had applied the provision of SAB No. 101 to all periods presented, the only impact would have been that $4,534,285 of revenue from the Company's collaboration agreement with Bristol-Myers Squibb Company (see Note 7.c.iv), would have been deferred at December 31, 1997 and recognized as revenue in 1998. Accordingly, for the year ended December 31, 1998, pro forma net income would have been $5,987,322 and pro forma net income per share would have been $0.66 (basic) and $0.56 (diluted). The effect of income taxes on the pro forma amounts was immaterial.

    Interest income is recognized as earned.

    For each of the three years in the period ended December 31, 2000, all of the Company's research grant revenue and contract research and development revenue came from the NIH and the Collaborators.

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

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

Machinery and equipment.....................................  5-7 years
Furniture and fixtures......................................  5 years
Leasehold improvements......................................  Life of lease

PATENTS

    As a result of research and development efforts conducted by the Company, it has applied, or is applying, for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2000 and 1999, the Company had invested approximately $4,505,000 and $18,603,000 in funds with two major investment companies and held approximately $1,124,000 and $3,609,000 in a single commercial bank, respectively. In addition, at December 31, 2000 the Company held a $1.0 million certificate of deposit, in a commercial bank, with a 30-day maturity.

NET (LOSS) INCOME PER SHARE

    The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No. 128, 'Earnings Per Share' ('SFAS No. 128'). Basic net (loss) income per share is computed on the basis of net (loss) income for the period divided by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share includes, where dilutive, the number of shares issuable upon exercise of outstanding options and warrants. Disclosures required by SFAS No. 128 have been included in
Note 12.

INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes' ('SFAS No. 109'). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

tax basis of assets and liabilities and their respective financial reporting amounts ('temporary differences') at enacted tax rates in effect for the years in which the temporary differences are expected to reverse.

RISKS AND UNCERTAINTIES

    The Company has no products approved for sale by the U.S. Food and Drug Administration. There can be no assurance that the Company's research and development will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the continued services of its current employees, consultants, subcontractors and collaborators.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to accounts receivable, fixed assets and deferred taxes. Actual results could differ from those estimates. See also Note 7(c).

STOCK-BASED COMPENSATION

    The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB No. 25'). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the fair value of the Company's common stock on the grant date is greater than the amount an employee must pay to acquire the stock.

    Disclosures required by Statement of Financial Accounting Standards
No. 123, 'Accounting for Stock-Based Compensation' ('SFAS No. 123'), including pro forma operating results had the Company prepared its financial statements in accordance with the fair-value-based method of accounting for stock-based compensation, have been included in Note 9.

    The fair value of options and warrants granted to non-employees for financing, goods or services are included in the financial statements and expensed over the life of the debt, as the goods are utilized or the services performed, respectively.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. The disclosures required by Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' for the years ended December 31, 1998, 1999 and 2000 have been included in the Statements of Stockholders' Equity.

IMPACT OF FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

    There are a number of recently issued accounting standards, including Statement of Financial Accounting Standards No. 133, Accounting for Derivative Financial Instruments and for Hedging Activities, which we will be required to adopt in future periods. The Company's management believes that the future adoption of these accounting standards will not have a material impact on the Company's financial statements.

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

3. MARKETABLE SECURITIES

    The Company considers its marketable securities to be 'available-for-sale,' as defined by Statement of Financial Accounting Standards No. 115, 'Accounting for Certain Investments in Debt and Equity Securities', and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders' equity.

    As of December 31, 1999 and 2000, marketable securities had maturities of less than three years. The following table summarizes the amortized cost basis, the aggregate fair value, and gross unrealized holding gains and losses at December 31, 1999 and 2000:

                                                                         UNREALIZED HOLDING
                                       AMORTIZED       FAIR       --------------------------------
                                      COST BASIS       VALUE       GAINS     (LOSSES)       NET
                                      ----------       -----       -----     --------       ---
1999:
    Maturities less than one year
      Corporate debt securities.....  $29,761,333   $29,655,101   $  1,633   $(107,866)  $(106,233)
    Maturities 1-3 years
      Corporate debt securities.....  $13,872,628   $13,749,156   $  9,788   $(133,259)  $(123,471)
                                      -----------   -----------   --------   ---------   ---------
                                      $43,633,961   $43,404,257   $ 11,421   $(241,125)  $(229,704)
                                      -----------   -----------   --------   ---------   ---------
                                      -----------   -----------   --------   ---------   ---------
2000:
    Maturities less than one year
      Corporate debt securities.....  $39,997,722   $40,089,556   $117,800   $ (25,966)  $  91,834
    Maturities 1-3 years
      Corporate debt securities.....  $13,695,271   $13,705,208   $ 29,167   $ (19,230)  $   9,937
                                      -----------   -----------   --------   ---------   ---------
                                      $53,692,993   $53,794,764   $146,967   $ (45,196)  $ 101,771
                                      -----------   -----------   --------   ---------   ---------
                                      -----------   -----------   --------   ---------   ---------

    For the years ended December 31, 1998, 1999 and 2000, there were no realized gains and losses from the sale of marketable securities. The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

4. FIXED ASSETS

    Fixed assets, including amounts under capitalized lease obligations, consist of the following:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          2000
                                                        ----          ----
Machinery and equipment............................  $ 2,502,543   $ 3,181,913
Furniture and fixtures.............................      242,768       462,850
Leasehold improvements.............................      741,133     1,369,157
                                                     -----------   -----------
                                                       3,486,444     5,013,920
Less, Accumulated depreciation and amortization....   (2,089,527)   (2,798,401)
                                                     -----------   -----------
                                                     $ 1,396,917   $ 2,215,519
                                                     -----------   -----------
                                                     -----------   -----------

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consist of the following:

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         2000
                                                          ----         ----
Accounts payable.....................................  $1,718,661   $  391,367
Accrued expenses.....................................     101,250      579,992
Accrued payroll and related costs....................     379,903      486,549
Legal fees payable...................................     253,750      332,286
                                                       ----------   ----------
                                                       $2,453,564   $1,790,194
                                                       ----------   ----------
                                                       ----------   ----------

6. STOCKHOLDERS' EQUITY

    The Company is authorized to issue 40,000,000 shares of common stock, par value $.0013 ('Common Stock'), and 20,000,000 shares of preferred stock, par value $.001. The Board has the authority to issue common and preferred shares, in series, with rights and privileges determined by the Board.

    In connection with the issuance of equity securities in 1995 and 1996, the Company issued 347,249 five-year warrants (the 'Warrants'). Each Warrant entitles the holder to purchase .75 share of Common Stock at $6.67. The number of Warrants and their exercise price are subject to adjustment in the event the Company issues additional shares of Common Stock at below defined per share prices. During the years ended December 31, 1999 and 2000, 212,227 Warrants were exercised into 159,170 shares of Common Stock, offset by 32,076 shares of Common Stock tendered in cashless exercises. As of December 31, 2000, 135,022 Warrants were issued and outstanding and fully exercisable into 101,267 shares of Common Stock.

    During March 1997, the Company obtained a line of credit ('Line') from a bank. The terms of the Line provide for the Company to borrow up to $2.0 million. The Line expired on July 31, 1997. The repayment of the Line was guaranteed by two affiliates of a stockholder of the Company ('Affiliates'). In consideration for the guarantee of the Line, the Company issued 70,000 warrants to the Affiliates. Such warrants vested immediately, expire after five years and have an exercise price of $4.00. As of December 31, 2000, all 70,000 warrants were outstanding.

    On November 19, 1999, the Company completed a follow-on offering of 2,300,000 shares of its common stock, in which the Company raised approximately $40.6 million, net of expenses and underwriting discount.

7. COMMITMENTS AND CONTINGENCIES

a. OPERATING LEASES

    The Company leases office and laboratory space under noncancelable sublease agreements (the 'Subleases'). Through June 30, 2000, fixed monthly rental expense under the Subleases, totaled approximately $54,000. In June 2000, the sublease agreement was amended and restated (the 'Amended Sublease') extending the lease for office and laboratory space from July 1, 2000, through June 30, 2005. Fixed monthly rental expense totals approximately $42,857 through December 31, 2002 and $47,938 from January 1, 2003 through June 30, 2005. The Amended Sublease also provides for additional charges based upon usage of certain utilities in excess of defined amounts. The Amended Sublease can be extended at the option of the Company for two additional two-year terms.

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

    The Company also leases office equipment under noncancelable operating leases. The leases expire at various times through March 2005. As of December 31, 2000, future minimum annual payments under all operating lease agreements, including the Amended Sublease, are as follows:

                                                   MINIMUM
                  YEARS ENDING                      ANNUAL
                  DECEMBER 31,                     PAYMENTS
                  ------------                     --------
  2001..........................................  $  525,624
  2002..........................................     525,624
  2003..........................................     586,596
  2004..........................................     586,596
  2005..........................................     298,968
                                                  ----------
                                                  $2,523,408
                                                  ----------
                                                  ----------

    Rental expense totaled approximately $672,000, $659,000 and $440,623 for the years ended December 31, 1998, 1999 and 2000, respectively. Additional Utility Charges, were not material for the years ended December 31, 1998 and 1999 and were $551,382 for the year ended December 31, 2000.

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

    As of December 31, 2000, minimum annual payments under all capital leases, including required payments to acquire leased equipment, are as follows:

                                                            MINIMUM
                       YEARS ENDING                          ANNUAL
                       DECEMBER 31,                         PAYMENTS
                       ------------                         --------
  2001....................................................  $12,420
  2002....................................................    5,175
                                                            -------
                                                             17,595
        Less, Amounts representing interest...............    5,626
                                                            -------
        Present value of net minimum capital lease
        payments..........................................  $11,969
                                                            -------
                                                            -------

    Leased equipment included as a component of fixed assets was approximately $351,000 and $351,000 at December 31, 1999 and 2000, respectively; related accumulated depreciation was approximately $192,000 and $262,000 for the same respective periods.

c. LICENSING AND CORPORATE COLLABORATION AGREEMENTS

i. Universities

    The Company (as licensee) has a worldwide licensing agreement with Columbia University ('Columbia'). The license, as amended during October 1996, provides the Company with the exclusive right to use certain technology developed on behalf of Columbia. According to the terms of the agreement, the Company is required to pay nonrefundable licensing fees ('Licensing Fees'), payable in installments by defined dates or, if earlier, as certain milestones associated with product development ('Milestones') occur, as defined, which include the manufacture and distribution of a product which uses the licensed technology by 2004. The Company expenses Licensing Fees when they become payable by the Company to Columbia. In addition, the Company is required to remit royalties based

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

upon the greater of minimum royalties, as defined, or a percentage of net sales of products which utilize the licensed technology and a portion of sublicensing income, as defined. The licensing agreement may be terminated by Columbia under certain circumstances which includes the Company's failure to achieve the Milestones; however, Columbia shall not unreasonably withhold its consent to revisions to the due dates for achieving the Milestones under certain circumstances. If not terminated early, the agreement shall continue until expiration, lapse or invalidation of Columbia's patents on the licensed technology. The Company has the right to terminate the agreement at any time upon 90 days prior written notice. The termination of the license could have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the agreement, there can be no assurances that the agreement will not be terminated.

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

    In September 1996, the Company (as licensee) entered into a licensing agreement with The Regents of the University of California ('Regents'). According to the terms of the agreement, the Company is required to remit royalties based upon the greater of minimum of royalties or a percentage of product sales and a portion of sublicensing income, as defined. The agreement can be terminated by the Company upon 90 days notice or by Regents in the event the Company fails to perform, which includes the achievement of certain defined milestones; otherwise the agreement terminates upon the lapse of Regents' patent regarding the licensed technology. Early termination of the agreement could have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the agreement, there can be no assurances that the agreement will not be terminated.

ii. Sloan-Kettering Institute for Cancer Research

    In November 1994, the Company (as licensee) entered into a worldwide exclusive licensing agreement with Sloan-Kettering Institute for Cancer Research ('Sloan-Kettering') whereby the Company has the exclusive right to use certain technology owned by Sloan-Kettering. Certain employees of Sloan-Kettering are consultants to the Company (see Note 7(d)). The Company is required to remit royalties based upon the greater of minimum royalties, as defined, or as a percentage of sales of any licensed product, as defined ('Product Royalties'), and sublicense income, as defined, earned under sublicenses granted by the Company in accordance with this licensing agreement ('Sublicense Royalties'). In the event that no Product Royalties or Sublicense Royalties are due in a given calendar year, then a defined percentage of that year's minimum royalty will be creditable against future Product Royalties or Sublicense Royalties due Sloan-Kettering. The licensing agreement may be terminated by Sloan-Kettering in the event that the Company fails to achieve certain defined objectives, which include the manufacture and distribution of a product which uses the licensed technology, by 2004, or if the Company fails to satisfy certain other contractual obligations ('Early Termination'); otherwise the agreement shall terminate either upon the expiration or abandonment of Sloan-Kettering's patents on the technology licensed, or 15 years from the date of first commercial sale, as defined, whichever is later. With regard to Early Termination, Sloan-Kettering shall not unreasonably withhold its consent to revisions to the due dates for achieving the defined objectives under certain circumstances. The Company has the right to terminate the agreement at any time upon 90 days prior written notice ('Company Termination'). In the event of Early Termination or Company Termination, all licensing rights under the agreement would revert to Sloan-Kettering. Early Termination of the license could have a material adverse effect on the business of the Company. We are also a party to a

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

license agreement with Sloan-Kettering whereby the Company has an exclusive, worldwide license to certain patents relating to DHA, which license continues for 20 years or until the expiration of the subject patents. Although the Company intends to use its best efforts to comply with the terms of the licenses, there can be no assurance that the licensing agreement will not be terminated.

iii. Aquila Biopharmaceuticals, Inc.

    In August 1995, the Company (as licensee) entered into a license and supply agreement (the 'L&S Agreement') with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, Inc. ('Aquila'). Under the terms of the L&S Agreement, the Company obtained a coexclusive license to use certain technology and a right to purchase QS-21 adjuvant (the 'Product') from Aquila for use in the Company's research and development activities. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and issued 45,000 restricted shares of the Company's Common Stock ('Restricted Shares') to Aquila. The Restricted Shares are nontransferable with this restriction lapsing upon the Company's achievement of certain milestones ('L&S Milestones'), as defined. In the event that any one or more L&S Milestones do not occur, the underlying Restricted Shares would be returned to the Company. As of December 31, 2000, the restrictions on 22,500 shares of common stock have lapsed. The fair value of the Restricted Shares, combined with the noncreditable license fee, were expensed during 1995 as research and development. In addition, the Company will be required to remit royalties based upon the net sales of products sold using the licensed technology ('Licensed Products') and a defined percentage of any sublicense fees and royalties payable to the Company with respect to Licensed Products. The L&S Agreement may be terminated by Aquila in the event that the Company fails to achieve certain defined objectives, which include the manufacture and distribution of a Licensed Product, by 2004 ('Early Termination'); otherwise the L&S Agreement shall terminate upon the expiration of Aquila's patents on the technology licensed. With regard to Early Termination, Aquila shall not unreasonably withhold its consent to revisions to the due dates for achieving the L&S Milestones under certain circumstances. The Company has the right to terminate the L&S Agreement at any time upon 90 days prior written notice ('Company Termination'), as defined. In the event of Early Termination or Company Termination, all licensing rights under the agreement would revert to Aquila. Early termination of the L&S Agreement would have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the L&S Agreement, there can be no assurance that the agreement will not be terminated.

iv. Bristol-Myers Squibb Company

    In July 1997, the Company and Bristol-Myers Squibb Company ('BMS') entered into a Joint Development and Master License Agreement (the 'BMS License Agreement') under which BMS obtained an exclusive worldwide license to manufacture, use and sell products resulting from development of the Company's products related to certain therapeutic cancer vaccines (the 'Cancer Vaccines'). Upon execution of the agreement, BMS made non-refundable cash payments of $9.5 million, as reimbursement for expenses previously incurred by the Company in the development of the Cancer Vaccines, $2.0 million as a licensing fee and approximately $1.8 million as reimbursement of the Company's budgeted clinical development costs for the Cancer Vaccines for the period April 15, 1997 through September 30, 1997. In addition, BMS is obligated to make future non-refundable payments as defined upon the achievement of specified milestones and pay royalties on any product sales. BMS is also required to subsidize ongoing development, clinical trials and regulatory filings ('Development Costs') conducted by the Company on a time and material basis related to the Cancer Vaccines. BMS's funding of future Development Costs are refundable by the Company only to the extent that the Company receives such funding in advance and fails to expend such amounts for their intended purposes. BMS has stated that it considers its participation in the development programs for the Cancer Vaccines to be 'on hold', pursuant to a recommendation by one of the clinical research organizations conducting a Phase III clinical trial of one of the Cancer Vaccines. The Company intends to pursue the

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

further development of the Cancer Vaccines. Although it is the Company's view that the collaboration with BMS obligates BMS to fund the Development Costs through completion of the Phase III clinical program, the Company cannot at this time predict with any certainty the extent to which funding provided by BMS will continue to support those programs. The Company is in continuing discussions with BMS with a view to resolving all outstanding issues relating to these programs.

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

v. Hoffmann-LaRoche

    On December 23, 1997 (the 'Effective Date'), the Company entered into an agreement (the 'Roche Agreement') to conduct a research collaboration with F. Hoffmann-LaRoche Ltd and Hoffmann-LaRoche, Inc. (collectively 'Roche') to identify novel HIV therapeutics. The Roche Agreement grants to Roche an exclusive worldwide license to use certain of the Company's intellectual property rights related to HIV to develop, make, use and sell products resulting from the collaboration.

    The terms of the Roche Agreement require Roche to pay the Company an upfront fee and defined amounts annually for the first year, with annual adjustments thereafter, for the funding of research conducted by the Company. Roche's annual payment is made quarterly in advance. Such funding will continue for a minimum of two years from the Effective Date. In addition, the Company will receive non-refundable milestone payments and royalty payments based on achievement of certain events and a percentage of worldwide sales of products developed from the collaboration, respectively. The collaboration had an original term of three years and has subsequently been extended for two additional years by mutual agreement. The Roche Agreement shall remain in force until the expiration of all obligations to pay royalties pursuant to any licenses specified by the Roche Agreement. Roche may terminate the Roche Agreement at any time with prior written notice, at which time the license granted by the Company will terminate. Either party may terminate the Roche Agreement if the other party defaults on its obligations and such default is not cured within sixty days of written notice of such default.

vi. Development and License Agreement with Protein Design Labs, Inc.

    Effective April 30, 1999, the Company and Protein Design Labs, Inc. ('PDL') entered into a Development and License Agreement (the 'License Agreement') under which PDL agreed to develop a humanized antibody (the 'Technology') on behalf of the Company and granted to the Company an exclusive worldwide license under certain patents and patent applications to develop, use and sell products arising from the Technology ('Products'). PDL also granted to the Company non-exclusive licenses to PDL technical information, as defined, and sublicenses to PDL licenses from third parties to the extent necessary to enable the Company to make, use and sell Products. In addition, in June 1999 the Company exercised its right under the License Agreement to acquire an option to obtain a sublicense to certain additional patents and paid PDL a fee in connection therewith.

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

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

notice of default in making scheduled payments or other breach, respectively, that is not cured by the other party. Otherwise, the License Agreement will continue until expiration of the Company's obligation to pay royalties to PDL.

vii. Genzyme Transgenics Corporation

    The Company has entered into a collaboration with Genzyme Transgenics to develop a transgenic source of the PRO 542 molecule. Under this agreement, Genzyme Transgenics is engaged in a program designed to result in the establishment of a line of transgenic goats capable of expressing the molecule in lactation milk. The Company is obligated to pay Genzyme Transgenics certain fees to conduct the program as well as additional fees upon the achievement of specified milestones.

viii. Pharmacopeia, Inc.

    In March 2000, the Company entered into a research and license agreement with Pharmacopeia, Inc. to discover therapeutic treatments related to HIV. This agreement expanded on a collaboration with Pharmacopeia commenced in September 1997. Under the terms of the new agreement, the Company will provide proprietary assays and expertise and Pharmacopeia will engage in a screening program of its internal compound library. In August 2000, the Company expanded its collaboration with Pharmacopeia to add two additional programs. Progenics will be granted a license to active compounds identified in the program. The Company is obligated to pay Pharmacopeia fees as well as additional amounts upon the achievement of specified milestones and royalties on any sales of therapeutics marketed as a result of the collaboration.

    In connection with all the agreements discussed above, the Company has recognized license and sub-license fees, which are included in research and development expenses, including transaction costs, totaling approximately $550,000, $2,077,000 and $2,110,000 for the years ended December 31, 1998, 1999 and 2000, respectively. In addition, as of December 31, 2000, remaining payments associated with milestones and defined objectives with respect to the above agreements total $15,775,000. Future annual minimum royalties under the licensing agreements described in (i) through (iii) and (vi) through (viii) above are not significant.

d. CONSULTING AGREEMENTS

    As part of the Company's research and development efforts it enters into consulting agreements with external scientific specialists ('Scientists') and others. These Agreements contain varying terms and provisions including fees to be paid by the Company and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable to the Company. Certain Scientists, some of who are members of the Company's Scientific Advisory Board, have purchased Common Stock or received stock options which are subject to vesting provisions, as defined. The Company has recognized expenses with regards to these consulting agreements totaling approximately $482,000, $583,000 and $725,000 for the years ended December 31, 1998, 1999 and 2000, respectively. Such expenses include the fair value of stock options of approximately $329,000, $329,000 and $481,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

8. FORMATION OF PSMA DEVELOPMENT COMPANY LLC

    On June 15, 1999, the Company and Cytogen Corporation ('Cytogen') (collectively, the 'Members') formed a joint venture in the form of a limited liability company (the 'LLC' or 'JV') for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen ('PSMA'). In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a License Agreement and a Services Agreement (collectively, the 'Agreements'). Each Member made an initial capital contribution of $100,000. In general, each Member has equal representation on the JV's management

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

committee, equal voting rights and equal rights to profits and losses of the JV after certain losses are allocated to the Company.

    Under the LLC Agreement, as long as the Company is a Member, the Company is required to pay to the JV $2.0 million in supplemental capital contributions at certain defined dates or upon the achievement of defined milestones by the JV. As discussed below, since it is probable that the Company will be required to fund the $2.0 million supplemental capital contribution, the Company, on June 15, 1999, recorded a liability to the JV of approximately $1.8 million. Such amount represented the present value of the supplemental capital contribution discounted at 10%. The discount will be amortized as interest expense over the term of the remaining payments. $1.0 million was paid during 1999 and $500,000 was paid during 2000. The unamortized balance at December 31, 2000 totaled $457,251, which is payable during 2001. During the year ended December 31, 2000, the Company recognized its allocated share of the JV's loss of approximately $946,000.

    In accordance with the Agreements, the Company's $2.0 million supplemental capital contribution is to be used by the JV to pay a $2.0 million non-refundable licensing fee to Cytogen ('Cytogen Payment'). The payment terms of the Cytogen Payment are identical to the payment terms of the Company's required supplemental capital contribution. Accordingly, at inception, the JV discounted the Cytogen Payment along with the Company's supplemental capital contribution thereby recording approximately a $1.8 million liability to Cytogen and a $1.8 million receivable from the Company.

    The Company is engaged in a research program on behalf of the JV under the Services Agreement and is compensated for its services based on agreed upon terms. The Company was originally required to fund the cost of research up to $3.0 million. The JV agreement provides that the Company's funding obligations are reduced by $500,000 and defined marketing rights are enhanced, if Cytogen did not by June 15, 2000, acquire certain third-party license rights in favor of the JV. The Company and Cytogen are reviewing the timing and nature of actions taken regarding these third-party rights in order to determine the parties' prospective rights and obligations under the JV agreement. As of December 31, 2000, the Company had funded approximately $1,125,000 in research performed on behalf of the JV. All inventions made by the Company in connection with the Services Agreement will be assigned to the JV for its use and benefit.

    The Agreements generally terminate upon the last to expire of the patents granted by the Members to the JV or upon breach by either party, which is not cured within 60 days of written notice.

    The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

                                                            DECEMBER 31,
                                                   -------------------------------
                                                         1999             2000
BALANCE SHEET DATA                                       ----             ----
Cash.............................................    $   200,000      $   208,729
                                                     -----------      -----------
Accounts payable
    Cytogen......................................        869,747          457,251
    The Company..................................         53,911          150,007
Capital contributions
    Cytogen......................................        100,000          100,000
    The Company..................................      2,120,454        3,022,289
Accounts receivable from the Company.............       (869,747)        (457,251)
Accumulated deficit..............................     (2,074,365)      (3,063,567)
                                                     -----------      -----------
                                                     $   200,000      $   208,729
                                                     -----------      -----------
                                                     -----------      -----------

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

                                                    FOR THE PERIOD
                                                    FROM JUNE 15,     FOR THE YEAR
                                                   1999 (INCEPTION)      ENDED
                                                   TO DECEMBER 31,    DECEMBER 31,
                                                         1999             2000
STATEMENT OF OPERATIONS DATA                             ----             ----
Total revenue....................................    $    72,813      $    96,233
Total expenses...................................      2,147,178        1,085,435
                                                     -----------      -----------
Net loss.........................................    $(2,074,365)     $  (989,202)
                                                     -----------      -----------
                                                     -----------      -----------

9. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

    The Company adopted three stock option plans, the Non-Qualified Stock Option Plan, the Stock Option Plan and the Amended Stock Incentive Plan (individually the '89 Plan,' '93 Plan' and '96 Plan,' respectively, or collectively, the 'Plans'). Under the 89 Plan, the 93 Plan and the 96 Plan as amended, a maximum of 375,000, 750,000 and 4,000,000 shares of Common Stock, respectively, are available for awards to employees, consultants, directors and other individuals who render services to the Company (collectively, 'Optionees'). The Plans contain certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. The 89 Plan and 93 Plan provide for the Board, or the Compensation Committee ('Committee') of the Board, to grant stock options to Optionees and to determine the exercise price, vesting term and expiration date. The 96 Plan provides for the Board or Committee to grant to Optionees stock options, stock appreciation rights, restricted stock performance awards or phantom stock, as defined (collectively 'Awards'). The Committee will also determine the term and vesting of the Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Options granted under the Plans generally vest pro rata over five to ten year periods and have terms of ten to twenty years. Except as noted below, the exercise price of outstanding awards was equal to the fair value of the Company's Common Stock on the dates of grant. Under the 89 Plan, for a period of ten years following the termination for any reason of an Optionee's employment or active involvement with the Company, as determined by the Board, the Company has the right to repurchase any or all shares of Common Stock held by the Optionee and/or any or all of the vested but unexercised portion of any option granted to such Optionee at a purchase price defined by the 89 Plan. The 89 Plan terminated in April, 1994 and the 93 Plan and the 96 Plan will terminate in December, 2003 and October, 2006, respectively; however, options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

    The following table summarizes stock option information for the Plans as of December 31, 2000:

                                               OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                      --------------------------------------      -----------------------
                                                     WEIGHTED-
                                                      AVERAGE      WEIGHTED-                    WEIGHTED-
                                                     REMAINING      AVERAGE                      AVERAGE
              RANGE OF                  NUMBER      CONTRACTUAL    EXERCISE         NUMBER      EXERCISE
          EXERCISE PRICES             OUTSTANDING       LIFE         PRICE        EXERCISABLE     PRICE
          ---------------             -----------       ----         -----        -----------     -----
$ 1.33 - $ 1.33.....................     106,273      5.6 yrs.      $ 1.33           102,523     $ 1.33
$ 3.67 - $ 5.33.....................     840,471      4.7 yrs.      $ 4.47           700,471     $ 4.56
$ 6.65 - $ 9.63.....................     330,500      7.7 yrs.      $ 9.22           122,800     $ 9.10
$10.00 - $15.00.....................   1,088,883      8.5 yrs.      $12.88           501,667     $12.37
$15.88 - $22.06.....................      40,567      8.8 yrs.      $19.17            27,067     $18.70
$25.06 - $28.00.....................      79,000      9.7 yrs.      $27.44            16,200     $26.20
$42.00 - $53.63.....................     323,750      9.0 yrs.      $45.92            15,000     $48.88
$70.00 - $81.00.....................      29,000      9.2 yrs.      $71.55            15,000     $70.00
                                       ---------                                   ---------
$1.33 - $81.00......................   2,838,444      7.3 yrs.      $14.39         1,500,728     $ 8.91
                                       ---------                                   ---------
                                       ---------                                   ---------

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

    Transactions involving stock option awards under the Plans during 1998, 1999 and 2000 are summarized as follows:

                                                             NUMBER      WEIGHTED-AVERAGE
                                                            OF SHARES     EXERCISE PRICE
                                                            ---------     --------------
Balance outstanding, December 31, 1997....................  1,559,348         $ 4.17
1998:  Granted(1).........................................    930,800          11.07
       Cancelled..........................................    (10,700)          7.89
       Exercised..........................................   (191,150)          4.54
                                                            ---------
Balance outstanding, December 31, 1998....................  2,288,298           6.89
1999:  Granted(1).........................................    254,500          14.12
       Cancelled..........................................    (24,866)         10.12
       Exercised..........................................   (201,269)          4.32
       Expirations........................................     (3,600)         15.33
                                                            ---------
Balance outstanding, December 31, 1999....................  2,313,063           7.86
2000:  Granted(1).........................................    809,500          30.61
       Cancelled..........................................    (39,100)         24.22
       Exercised..........................................   (206,295)          5.39
       Expirations........................................    (38,724)          1.33
                                                            ---------
Balance outstanding, December 31, 2000....................  2,838,444          14.39
                                                            ---------
                                                            ---------

---------
(1) For 805,500 in 2000, 248,000 in 1999, and all options granted in 1998, the option exercise price equaled the fair value of the Company's common stock on the date of grant. For 2000, and 1999, 4,000 and 6,500 options, respectively, were granted, with an exercise price below the fair market value of the Company's common stock on the date of grant.

    As of December 31, 1998, 1999 and 2000, 858,464, 1,316,494 and 1,500,728
options with weighted average exercise prices of $4.01, $6.84 and $8.91, respectively, were exercisable under the Plans.

    As of December 31, 2000, shares available for future grants under the 93 Plan and the 96 Plan amounted to 37,028 and 1,562,600, respectively.

    The Company, during 1997, granted 520,900 stock options (including 216,225 options repriced as discussed below) to employees, with an average exercise price of $4.00, which was below the estimated fair value of the Common Stock on the date of grant. Accordingly, the Company is recognizing compensation expense on a pro rata basis over the respective options' vesting periods, of one to five years, for the difference between the estimated fair value of the Common Stock on the date the option was granted and the exercise price ('Unamortized Compensation'). The Unamortized Compensation as of December 31, 1998, 1999 and 2000 has been included within stockholders equity. For the years ended December 31, 1998, 1999 and 2000, the annual amortization of Unearned Compensation for employees totaled $314,902, $189,415 and $112,337, respectively. The Company since its inception and prior to May 1997 has granted an aggregate of 1,082,000 options with a weighted-average exercise price of $3.86 to consultants in consideration for services. The fair values of these options have been included as Unearned Compensation and are being amortized as compensation expense on a pro rata basis over the service period ranging from four years to ten years. For the years ended December 31, 1998, 1999 and 2000 the annual amortization of Unearned Compensation for consultants totaled $335,461, $330,461 and $316,561, respectively. The above amounts included the fair value of stock options issued to consultants as discussed in Note 7(d). As of December 31, 2000, the unamortized portion of Unearned Compensation for employees and consultants totaled $162,244.

    On April 1, 1997, the exercise price of 216,225 options granted under the Plans, having exercise prices in excess of $4.00 per share, were reduced to $4.00 per share. The exercise price of the repriced options was less than the fair value of the underlying stock on the date of repricing. Accordingly, the

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

Company is recognizing compensation expense on a pro rata basis over the respective remaining options' vesting periods of one to five years for the difference between the estimated fair value of the Common Stock on the date the option was repriced and $4.00. All other aspects of the options remain unchanged.

    During 1993, the Company adopted an Executive Stock Option Plan (the 'Executive Plan'), under which a maximum of 750,000 shares of Common Stock, adjusted for stock splits, stock dividends, and other capital adjustments, as defined, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options ('ISOs'), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company, as defined. The Executive Plan will terminate on December 15, 2003; however, any option outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750,000 stock options under the Executive Plan to one officer, of which 664,774 were non-qualified options ('NQOs') and 85,226 were ISOs. The NQOs and ISOs have a term of ten years and entitle the officer to purchase an equal number of shares of Common Stock at prices of $5.33 and $5.87 per share, respectively, which represented the estimated fair market value and 110% of the estimated fair market value of the Company's Common Stock at the date of grant, as determined by the Board of Directors. 375,000 of the options vest pro rata over a period of four years, with the remaining 375,000 options vesting in full on the tenth anniversary of the date of grant; however, vesting with respect to the options vesting on the tenth anniversary will be accelerated in the event of the effective date of an initial public offering of the Company's Common Stock that yields certain gross per share amounts, as defined, or immediately before the closing of an acquisition of the Company. As the result of the Company's IPO and subsequent increase in the fair market value of the Company's Common Stock, 300,000 options vested in 1998 and 75,000 options vested in 1999. During 1998, 275,226 options, with a weighted-average exercise price of $5.50 per share, were exercised.

    The following table summarizes stock option information for the Executive Plan as of December 31, 2000:

                      Options Outstanding
           -----------------------------------------   Options Excerciseable
                             Weighted                  ----------------------
                             Average        Weighted                 Weighted
                            Remaining       Average                  Average
Exercise     Number        Contractual      Exercise     Number      Exercise
  Price    Outstanding         Life          Price     Exercisable    Price
  -----    -----------         ----          -----     -----------    -----
  $5.33      474,774        3.0 years        $5.33       474,774      $5.33

    As of December 31, 1998, 1999 and 2000, 399,774, 474,774 and 474,774 options with a weighted-average exercise price of $5.33 for all 3 years were exercisable under the Executive Plan.

    On May 1, 1998, the Company adopted two employee stock purchase plans (the 'Purchase Plans'), the 1998 Employee Stock Purchase Plan (the 'Qualified Plan)' and the 1998 Non-Qualified Employee Purchase Plan (the 'Non-Qualified'). The Purchase Plans provide for the grant to all employees of options to use up to 25% of their quarterly compensation, as such percentage is determined by the Board of Directors prior to the date of grant, to purchase shares of the Common Stock at a price per share equal to the lesser of the fair market value of the Common Stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grants. The Qualified Plan is not available for employees owning more than 5% of the Common Stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent the option grants are restricted under the Qualified Plan. The Qualified and Non-Qualified Plans provide for the issuance of up to 150,000 and 50,000 shares of Common Stock, respectively.

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

    Purchases of Common Stock during the years ended December 31, 1998, 1999 and 2000 are summarized as follows:

                                    QUALIFIED PLAN                NON-QUALIFIED PLAN
                             -----------------------------   -----------------------------
                              SHARES                          SHARES
                             PURCHASED      PRICE RANGE      PURCHASED      PRICE RANGE
                             ---------      -----------      ---------      -----------
2000.......................   37,315     $  12.33 - $19.50     4,803     $  12.01 - $22.10
1999.......................   28,742     $  10.00 - $27.05     3,455     $  10.00 - $24.79
1998.......................    3,494     $  10.63 - $12.96

    At December 31, 2000, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 80,449 and 41,742, respectively.

    The following table summarizes the pro forma operating results of the Company had compensation costs for the Plans, the Executive Plan and the Purchase Plans been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1998, 1999 and 2000 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

                                                YEARS ENDED DECEMBER 31,
                                         ---------------------------------------
                                            1998         1999           2000
                                            ----         ----           ----
Pro forma net (loss) income............  $1,138,602   $(2,270,184)  $(12,975,514)
                                         ----------   -----------   ------------
                                         ----------   -----------   ------------
Pro forma net (loss) income per share,
  basic................................  $     0.13   $     (0.23)  $      (0.58)
                                         ----------   -----------   ------------
                                         ----------   -----------   ------------
Pro forma net (loss) income per share,
  diluted..............................  $     0.11   $     (0.23)  $      (0.58)
                                         ----------   -----------   ------------
                                         ----------   -----------   ------------

    For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of option grants: expected volatility of 71% in 1998 and 1999 and 93% in 2000, expected lives of 5 years; zero dividend yield and weighted-average risk-free interest rates of 4.45% in 1998, 5.28% in 1999 and 6.3% in 2000.

    During the years ended December 31, 1998, 1999 and 2000, 930,800, 248,000 and 805,5000 options, respectively, whose exercise price was equal to the market price of the stock on the date of grant were granted under the Plans. The weighted average exercise price of those options was $11.07, $14,25 and $30.68, respectively, and the weighted average grant date fair value of those options was $6.87, $8.91 and $22.92, respectively. During the years ended December 31, 1999 and 2000, 6,500 and 4,000 options whose exercise price was less than the market price of the stock on the date of grant were granted under the Plans. The weighted average exercise price of those options was $9.09 and $15.88, respectively, and the weighted average grant date fair value was $10.78 and $42.64, respectively.

10. EMPLOYEE SAVINGS PLAN

    The Company, during 1993, adopted the provisions of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the 'Amended Plan'). The terms of the Amended Plan, among other things, allow eligible employees, as defined, to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Company has agreed to match 100% of up to the first 8% of compensation that eligible employees contribute to the Amended Plan, as defined. In addition, the Company may also make a discretionary contribution, as defined, each year on behalf of all participants who are non-highly compensated employees, as defined. The Company made matching contributions of

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

approximately $27,000, $95,000 and $256,541 to the Amended Plan for the years ended December 31, 1998, 1999 and 2000, respectively.

11. INCOME TAXES

    There is no benefit for federal or state income taxes for the years ended December 31, 2000 and 1999, since the Company has incurred an operating loss and has established a valuation allowance equal to the total deferred tax asset.

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

    The differences between the Company's effective income tax rate, (benefit) provision, and the Federal statutory rate is reconciled below:

                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                       ----------------------
                                                       1998     1999     2000
                                                       ----     ----     ----
Federal statutory rate............................      34%      (34)%   (34)%
State income taxes, net of Federal benefit........       6        (6)    (18)
Research and experimental tax credit..............     (17)     (110)    (10)
Permanent differences.............................                       (58)
Change in valuation allowance.....................     (23)      150     120
                                                       ---      ----     ---
                                                        --%       --%     --%
                                                       ---      ----     ---
                                                       ---      ----     ---

    The tax effect of temporary differences, net operating losses and tax credits carryforwards as of December 31, 1999 and 2000 are as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1999           2000
                                                               ----           ----
Deferred tax assets and valuation allowance:
    Net operating loss carry-forwards....................  $  5,606,833   $ 13,724,367
    Fixed assets.........................................       209,693        270,377
    Deferred charges.....................................     3,614,201      1,672,977
Research and experimental tax credit carry-forwards......     1,627,460      2,482,858
    Alternative minimum tax credit carry-forward.........       211,384        211,384
    Valuation allowance..................................   (11,269,571)   (18,361,963)
                                                           ------------   ------------
                                                           $    --        $    --
                                                           ------------   ------------
                                                           ------------   ------------

    The Company does not recognize deferred tax assets considering the history of taxable losses and the uncertainty regarding the Company's ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

    As of December 31, 2000, the Company has available, for tax purposes, unused net operating loss carryforwards of approximately $33.6 million which will expire in various years from 2002 to 2020. The Company's research and experimental tax credit carryforwards expire in various years from 2003 to 2020. In addition, the Company's alternative minimum tax credit can be carried forward indefinitely. Future ownership changes may limit the future utilization of these net operating loss and tax credit carryforwards as defined by the federal and state tax codes.

12. NET (LOSS) INCOME PER SHARE

    The Company's basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. For

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

the years ended December 31, 2000 and 1999, the Company reported a net loss and, therefore, common stock equivalents were not included since such inclusion would have been anti-dilutive. For the years ended December 31, 1998, the Company reported net income and, therefore, all common stock equivalents, with exercise prices less than the average fair market value of the Company's Common Stock for the year, have been included in the calculation, as follows:

                                                           NET (LOSS)
                                                             INCOME         SHARES       PER SHARE
                                                           (NUMERATOR)   (DENOMINATOR)    AMOUNT
                                                           -----------   -------------    ------
2000:
    Basic and diluted:
        Net (loss).......................................  $(5,917,156)   12,137,653      $(0.49)
                                                           -----------                    ------
                                                           -----------                    ------
1999:
    Basic and diluted:
        Net (loss).......................................  $  (495,535)    9,728,403      $(0.05)
                                                           -----------                    ------
                                                           -----------                    ------
1998:
    Basic:
        Net income.......................................  $ 1,453,037     9,067,594      $ 0.16
                                                           -----------                    ------
                                                           -----------                    ------
    Effect of Dilutive Securities
        Options..........................................                  1,465,119
        Warrants.........................................                    194,420
                                                                          ----------
    Diluted:
        Amounts used in computing per share data.........  $ 1,453,037    10,727,133      $ 0.14
                                                           -----------    ----------      ------
                                                           -----------    ----------      ------

    For the years ended December 31, 1998, 1999 and 2000 common stock equivalents which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

                                    1998                  1999                   2000
                              -----------------   --------------------   --------------------
                                       WEIGHTED               WEIGHTED               WEIGHTED
                                       AVERAGE                AVERAGE                AVERAGE
                                       EXERCISE               EXERCISE               EXERCISE
                              NUMBER    PRICE      NUMBER      PRICE      NUMBER      PRICE
                              ------    -----      ------      -----      ------      -----
Options and Warrants........  16,000    $18.34    3,148,754    $7.05     3,442,455    $12.37

13. UNAUDITED QUARTERLY RESULTS.

    Summarized quarterly financial data for the years ended December 31, 2000 and 1999 are as follows:

                          QUARTER ENDED    QUARTER ENDED     QUARTER ENDED        QUARTER ENDED
                          MARCH 31, 2000   JUNE 30, 2000   SEPTEMBER 30, 2000   DECEMBER 31, 2000
                          --------------   -------------   ------------------   -----------------
                           (UNAUDITED)      (UNAUDITED)       (UNAUDITED)          (UNAUDITED)
Revenue.................   $ 3,374,247      $ 3,351,499        $3,700,707          $ 3,522,976
Net (loss) income.......    (1,471,967)      (1,394,740)         (587,073)          (2,463,376)
Net (loss) income per
  share.................
    Basic...............         (0.12)           (0.11)            (0.05)               (0.20)
    Diluted.............         (0.12)           (0.11)            (0.05)               (0.20)

                        PROGENICS PHARMACEUTICALS, INC.
                NOTES TO THE FINANCIAL STATEMENTS -- (CONTINUED)

                          QUARTER ENDED    QUARTER ENDED     QUARTER ENDED        QUARTER ENDED
                          MARCH 31, 1999   JUNE 30, 1999   SEPTEMBER 30, 1999   DECEMBER 31, 1999
                          --------------   -------------   ------------------   -----------------
                           (UNAUDITED)      (UNAUDITED)       (UNAUDITED)          (UNAUDITED)
Revenue.................    $3,147,382      $ 2,763,376        $5,671,982          $5,870,316
Net (loss) income.......      (244,909)      (3,271,856)        1,496,964           1,524,266
Net (loss) income per
  share.................
    Basic...............         (0.03)           (0.35)             0.16                0.14
    Diluted.............         (0.03)           (0.35)             0.13                0.12

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PSMA DEVELOPMENT COMPANY LLC:

    In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of PSMA Development Company LLC (the 'Company') (a development stage enterprise) at December 31, 1999 and 2000, and the results of its operations and its cash flows for the periods from June 15, 1999 (inception) to December 31, 1999, the year ended December 31, 2000 and the cumulative period from June 15, 1999 (inception) to December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

New York, New York
February 9, 2001

                          PSMA DEVELOPMENT COMPANY LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                                 ----          ----
                           ASSETS
Current assets:
    Cash....................................................  $   200,000   $   208,729
                                                              -----------   -----------
                                                              -----------   -----------

           LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Accounts payable........................................  $   506,517   $   607,258
Non-current liabilities:
    Accounts payable........................................      417,141
                                                              -----------   -----------
        Total liabilities...................................      923,658       607,258
                                                              -----------   -----------
Capital contributions.......................................    2,220,454     3,122,289
Contribution receivable, Progenics Pharmaceuticals, Inc.....     (869,747)     (457,251)
Accumulated deficit.........................................   (2,074,365)   (3,063,567)
                                                              -----------   -----------
        Total stockholders' deficit.........................     (723,658)     (398,529)
                                                              -----------   -----------
        Total liabilities and stockholders' deficit.........  $   200,000   $   208,729
                                                              -----------   -----------
                                                              -----------   -----------

    The accompanying notes are an integral part of the financial statements.

                          PSMA DEVELOPMENT COMPANY LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                               JUNE 15, 1999                           JUNE 15, 1999
                                                (INCEPTION)                             (INCEPTION)
                                                  THROUGH           YEAR ENDED            THROUGH
                                             DECEMBER 31, 1999   DECEMBER 31, 2000   DECEMBER 31, 2000
                                             -----------------   -----------------   -----------------
Revenue:
    Interest income........................     $    72,813         $   96,233          $   169,046
                                                -----------         ----------          -----------

Expenses:
    Research and development...............         223,520            901,835            1,125,355
    General and administrative.............          53,911             96,096              150,007
    Interest...............................          72,813             87,504              160,317
    Licensing fees.........................       1,796,934                               1,796,934
                                                -----------         ----------          -----------
        Total expenses.....................       2,147,178          1,085,435            3,232,613
                                                -----------         ----------          -----------
        Net loss...........................     $(2,074,365)        $ (989,202)         $(3,063,567)
                                                -----------         ----------          -----------
                                                -----------         ----------          -----------

    The accompanying notes are an integral part of the financial statements.

                          PSMA DEVELOPMENT COMPANY LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
      FOR THE PERIOD FROM JUNE 15, 1999 (INCEPTION) TO DECEMBER 31, 2000,
                   INCLUDING THE YEAR ENDED DECEMBER 31, 2000

                                   CAPITAL      CONTRIBUTION   ACCUMULATED                 COMPREHENSIVE
                                CONTRIBUTIONS    RECEIVABLE      DEFICIT        TOTAL          LOSS
                                -------------    ----------      -------        -----          ----
Capital contributions.........   $2,220,454                                  $ 2,220,454
Contribution receivable,
  Progenics Pharmaceuticals,
  Inc.........................                   $(869,747)                     (869,747)
Net loss for the period June
  15, 1999 (inception) to
  December 31, 1999...........                                 $(2,074,365)   (2,074,365)   $(2,074,365)
                                 ----------      ---------     -----------   -----------    -----------
                                                                                            -----------
    Balance at December 31,
      1999....................   $2,220,454      $(869,747)    $(2,074,365)  $  (723,658)
                                 ----------      ---------     -----------   -----------
                                 ----------      ---------     -----------   -----------
Capital Contributions.........      901,835                                      901,835
Contribution receivable,
  Progenics Pharmaceuticals,
  Inc.........................                     412,496                       412,496
Net loss for the year ended
    December 31, 2000.........                                    (989,202)     (989,202)   $  (989,202)
                                 ----------      ---------     -----------   -----------    -----------
                                                                                            -----------
    Balance at December 31,
      2000....................   $3,122,289      $(457,251)    $(3,063,567)  $  (398,529)
                                 ----------      ---------     -----------   -----------
                                 ----------      ---------     -----------   -----------

    The accompanying notes are an integral part of the financial statements.

                          PSMA DEVELOPMENT COMPANY LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                               JUNE 15, 1999                           JUNE 15, 1999
                                                (INCEPTION)                             (INCEPTION)
                                                  THROUGH           YEAR ENDED            THROUGH
                                             DECEMBER 31, 1999   DECEMBER 31, 2000   DECEMBER 31, 2000
                                             -----------------   -----------------   -----------------
Cash flows from operating activities:
    Net loss...............................     $(2,074,365)        $  (989,202)        $(3,063,567)
    Amortization of discount on capital
      contribution -- Progenics............         (72,813)            (87,504)           (160,317)
    Adjustment to reconcile net loss to net
      cash used in operating activities:
        Increase in accounts payable.......         923,658            (316,400)            607,258
                                                -----------         -----------         -----------
            Net cash used in operating
              activities...................      (1,223,520)         (1,393,106)         (2,616,626)
                                                -----------         -----------         -----------
Cash flows from financing activities:
    Capital contributions..................       2,293,267             901,835           3,195,102
    Contributions receivable from Progenics
      Pharmaceuticals, Inc.................        (869,747)            500,000            (369,747)
                                                -----------         -----------         -----------
            Net cash provided by financing
              activities...................       1,423,520           1,401,835           2,825,355
                                                -----------         -----------         -----------
            Net increase in cash and cash
              equivalents..................         200,000               8,729             208,729
            Cash and cash equivalents at
              beginning of period..........                             200,000
                                                -----------         -----------         -----------
Cash and cash equivalents at end of
  period...................................     $   200,000         $   208,729         $   208,729
                                                -----------         -----------         -----------
                                                -----------         -----------         -----------

    The accompanying notes are an integral part of the financial statements.

                          PSMA DEVELOPMENT COMPANY LLC
                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

    PSMA Development Company LLC (the 'JV') was formed on June 15, 1999 as a joint venture between Progenics Pharmaceuticals, Inc. ('Progenics') and Cytogen Corporation ('Cytogen') (collectively, the 'Members') for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen ('PSMA'). Each Member made an initial capital contribution of $100,000 and each has equal representation on the JV's management committee and equal voting rights and rights to profits and losses of the JV, as defined. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement (collectively, the 'Agreements') which define the obligations of each Member as to future capital contributions and funding of research and development of the JV (see Note 3). As of December 31, 2000, the Members have committed to fund the JV for a period beyond one additional year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

    The JV considers all highly liquid investments which have maturities of three months or less when acquired to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. At December 31, 2000, cash consisted of a single interest bearing money market account in a commercial bank.

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

3. COLLABORATION AGREEMENTS

    In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement. Under the terms of the LLC Agreement, Progenics is required to pay to the JV $2.0 million in supplemental capital contributions at certain defined dates or upon the achievement of defined milestones by the JV.

                          PSMA DEVELOPMENT COMPANY LLC
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

    In accordance with the Agreements, Progenics' $2.0 million supplemental capital contribution is to be used by the JV to pay a $2.0 million non-refundable licensing fee to Cytogen (the 'Cytogen Payment'). The payment terms of the Cytogen Payment are identical to the payment terms of Progenics' required supplemental capital contribution. Since it is probable that Progenics will be required to fund the $2.0 million supplemental capital contribution and that the JV will be required to pay the licensing fee to Cytogen, the JV, upon execution of the Agreements, recognized a receivable and payable from Progenics and Cytogen, respectively, for $1,796,934. Such amount represented the present value of the supplemental capital contribution and the Cytogen Payment discounted at 10%. The discount on those payments is being amortized ratably over the term of the LLC Agreement as interest income and interest expense. During the period from June 15, 1999 (inception) to December 31, 1999 and the year ended December 31, 2000, the JV received $1.0 million and $500,000, respectively, from Progenics which was, in turn, paid to Cytogen during those same periods. In addition, $72,813 and $87,504 of discount was amortized during the period from June 15, 1999 (inception) to December 31, 1999 and the year ended December 31, 2000, respectively. Thus, at December 31, 2000, accounts receivable from Progenics and accounts payable to Cytogen amounted to $457,251, all of which is payable during 2001.

    Under the terms of the Services Agreement, Progenics is engaged in a research program on behalf of the JV. Progenics is required to fund the cost of the research up to $3.0 million and is compensated based on agreed upon terms. The Agreements provide that the Progenics' funding obligations are reduced by $500,000 and defined marketing rights are enhanced, if Cytogen did not by June 15, 2000, acquire certain third-party license rights in favor of the JV. Progenics and Cytogen are reviewing the timing and nature of actions taken regarding these third-party rights in order to determine the parties' prospective rights and obligations under the Agreements. All inventions made by Progenics in connection with the Services Agreement will be assigned to the JV for its use and benefit. As of December 31, 2000, Progenics had funded approximately $1,125,000 in costs for research which it had performed on behalf of the JV.

    The Agreements terminate upon the last to expire of the patents granted by the Members to the JV or upon breach by a Member which is not cured within 60 days of written notice.

                                 EXHIBIT INDEX

 EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
 -----------                     ----------------------
         *3.1  -- Certificate of Incorporation of the Registrant, as
                  amended.
         *3.2  -- By-laws of the Registrant.
         *4.1  -- Specimen Certificate for Common Stock, $.0013 par value per share, of the Registrant
        *10.1  -- Form of Registration Rights Agreement
        *10.2  -- 1989 Non-Qualified Stock Option Plan [Y]
        *10.3  -- 1993 Stock Option Plan, as amended [Y]
        *10.4  -- 1993 Executive Stock Option Plan [Y]
   ******10.5  -- Amended and Restated 1996 Stock Incentive Plan [Y]
        *10.6  -- Form of Indemnification Agreement [Y]
     ****10.7  -- Employment Agreement dated December 22, 1998 between the
                  Registrant and Dr. Paul J. Maddon [Y]
        *10.8  -- Letter dated August 25, 1994 between the Registrant and
                  Dr. Robert J. Israel [Y]
      ***10.9  -- Employment Agreement dated as of June 10, 1998 between the Registrant and Ronald J. Prentki, as amended by
                  Amendment No. 1 to the Employment Agreement dated as of
                  October 8, 1998 [Y]
     *'D'10.10 -- gp120 Supply Agreement dated July 19, 1995 between the
                  Registrant and E. I. DuPont DeNemours and Company, as
                  amended, October 27, 1995
     *'D'10.11 -- sCD4 Supply Agreement dated June 27, 1995 between the
                  Registrant and E. I. DuPont De Nemours and Company
     *'D'10.12 -- Supply Agreement dated February 8, 1996 between the
                  Registrant and Intracel Corporation Stock Purchase
                  Agreement dated February 11, 1994 between the Registrant
                  and Christopher Ben
     *'D'10.13 -- License Agreement dated November 17, 1994 between the
                  Registrant and Sloan-Kettering Institute for Cancer
                  Research
     *'D'10.14 -- Clinical Trial Agreement dated December 12, 1994 between the Registrant and Sloan-Kettering Institute for Cancer
                  Research
     *'D'10.15 -- QS-21 License and Supply Agreement dated August 31, 1995 between the Registrant and Cambridge Biotech Corporation
                  (now known as Aquila Biopharmaceuticals, Inc.)
     *'D'10.16 -- gp120 Sublicense Agreement dated March 17, 1995 between the Registrant and Cambridge Biotech Corporation (now
                  known as Aquila Biopharmaceuticals, Inc.)
     *'D'10.17 -- Cooperative Research and Development Agreement dated
                  February 25, 1993 between the Registrant and the Centers
                  for Disease Control and Prevention
     *'D'10.18 -- License Agreement dated March 1, 1989, as amended by a
                  Letter Agreement dated March 1, 1989 and as amended by a
                  Letter Agreement dated October 22, 1996 between the
                  Registrant and the Trustees of Columbia University
     *'D'10.19 -- License Agreement dated June 25, 1996 between the
                  Registrant and The Regents of the University of California
     *'D'10.20 -- KLH Supply Agreement dated July 1, 1996 between the
                  Registrant and PerImmune, Inc.
     *'D'10.21 -- sCD4 Supply Agreement dated November 3, 1993 between the
                  Registrant and E.I. DuPont DeNemours and Company
 ********10.22 -- Amended and Restated Sublease dated June 6, 2000 between the Registrant and Crompton Corporation
     *'D'10.23 -- Joint Development and Master License Agreement dated as of April 15, 1997 between Bristol-Myers Squibb Company and the Registrant
     *'D'10.24 -- Sublicense Agreement with respect to the Sloan-Kettering
                  License Agreement dated as of April 15, 1997 between
                  Bristol-Myers Squibb Company and the Registrant
     *'D'10.25 -- Sublicense Agreement with respect to The Regents' License
                  Agreement dated April 15, 1997 between Bristol-Myers
                  Squibb Company and the Registrant
     *'D'10.26 -- Sublicense Agreement with respect to Aquila
                  Biopharmaceuticals, Inc. License and Supply Agreement
                  dated April 15, 1997 between Bristol-Myers Squibb Company
                  and the Registrant
     *'D'10.27 -- Letter agreement dated as of April 15, 1997 among
                  Bristol-Myers Squibb Company, Registrant and the
                  Sloan-Kettering Institute for Cancer Research
        *10.28 -- Letter agreement dated as of April 15, 1997 among
                  Bristol-Myers Squibb Company, Registrant and The Regents
                  of the University of California

 EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
 -----------                     ----------------------
     *'D'10.29 -- Letter agreement dated as of April 15, 1997 among
                  Bristol-Myers Squibb Company, Registrant and Aquila
                  Biopharmaceuticals, Inc.
        *10.30 -- Form of Warrant to purchase Series C Preferred Stock
        *10.31 -- Form of Warrant issued to Tudor BVI Futures, Ltd. and
                  Tudor Global Trading LLC
    **'D'10.32 -- Heads of Agreement, effective as of December 23, 1997, among F. Hoffman-La Roche Ltd., Hoffmann-La Roche Inc. and
                  Registrant
 *****'D'10.33 -- Development and License Agreement effective as of April
                  30, 1999, between Protein Design Labs, Inc. and the
                  Registrant
 *****'D'10.34 -- PSMA/PSMP License Agreement dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA
                  Development Company LLC
 *****'D'10.35 -- Limited Liability Company Agreement of PSMA Development
                  Company, dated June 15, 1999, by and among the Registrant,
                  Cytogen Corporation and PSMA Development Company LLC
  *******10.36 -- Director Stock Option Plan [Y]
         23.1  -- Consent of PricewaterhouseCoopers LLP (regarding the
                  Registrant)
         23.2  -- Consent of PricewaterhouseCoopers LLP (regarding PSMA
                  Development Company LLC)

---------
       * Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-13627, and incorporated by reference herein.

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

 ******* Previously filed as an exhibit to the Company's Annual Report on Form
         10-K for the year ended December 31, 1999, and incorporated by reference herein.

******** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated by reference herein.

     'D' Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

     [Y] Management contract or compensatory plan or arrangement.


                            STATEMENT OF DIFFERENCES
                            ------------------------
The dagger symbol shall be expressed as.................................. 'D'
The Greek letter psi shall be expressed as............................... [Y]