Form 10-Q
period 2001-03-31
PROGENICS PHARMACEUTICALS INC
filed 2001-05-15
CIK 835887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

                                 (914) 789-2800
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
         As of March 31, 2001 there were 12,364,303 shares of common stock, par value $.0013 per share, of the registrant outstanding.

                         PROGENICS PHARMACEUTICALS, INC.


                                      INDEX


                                                                                                              Page No.
                                                                                                              --------
PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Balance Sheets........................................................................           3

      Condensed Statements of Operations..............................................................           4

      Condensed Statement of Stockholders' Equity.....................................................           5

      Condensed Statements of Cash Flows..............................................................           6

      Notes to Condensed Financial Statements.........................................................           7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations..............................................          10

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.................................          12


PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................................................          13

                         PROGENICS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
               AT MARCH 31, 2001 AND DECEMBER 31, 2000 (Unaudited)

                                                                               March 31,                 December 31,
                                                                                 2001                        2000
                                                                       ------------------------    ------------------------
ASSETS:
Current assets:
    Cash and cash equivalents......................................     $            7,607,404       $           5,628,987
    Certificates of deposit........................................                  1,000,000                   1,000,000
    Marketable securities - short term.............................                 42,396,413                  40,089,556
    Accounts receivable............................................                  6,381,938                   2,651,679
    Interest receivable............................................                  1,420,701                   1,229,726
    Other current assets...........................................                    417,178                     463,318
                                                                        ----------------------       ---------------------
         Total current assets......................................                 59,223,634                  51,063,266

Marketable securities..............................................                  5,968,431                  13,705,208
Fixed assets, at cost, net of accumulated
    depreciation and amortization..................................                  2,292,083                   2,215,519
Investment in joint venture........................................                     20,575                      29,361
                                                                        ----------------------       ---------------------

         Total assets..............................................     $           67,504,723       $          67,013,345
                                                                        ======================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
    Accounts payable and accrued liabilities.......................     $            1,472,762       $           1,790,194
    Amount due to joint venture....................................                    467,937                     457,251
    Capital lease obligations, current portion.....................                      7,878                       7,445
                                                                        ----------------------       ---------------------
         Total current liabilities.................................                  1,948,577                   2,254,890

Capital lease obligations..........................................                      1,934                       4,524
                                                                        ----------------------       ---------------------
         Total liabilities.........................................                  1,950,511                   2,259,414
                                                                        ----------------------       ---------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 authorized; none issued and outstanding

    Common stock - $.0013 par value, 40,000,000
        authorized; issued and outstanding - 12,364,303
        in 2001, 12,267,180 in 2000................................                     16,074                      15,947
    Additional paid-in capital.....................................                 88,760,749                  88,419,150
    Unearned compensation..........................................                   (127,471)                   (162,244)
    Accumulated deficit............................................                (23,159,435)                (23,620,684)
    Accumulated other comprehensive income.........................                     64,295                     101,771
                                                                        ----------------------       ---------------------
         Total stockholders' equity................................                 65,554,212                  64,753,940
                                                                        ----------------------       ---------------------

         Total liabilities and stockholders' equity................     $           67,504,723       $          67,013,354
                                                                        ======================       =====================


   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                   Three months ended March 31,
                                                                                 2001                        2000
                                                                       ------------------------    ------------------------
Revenues:
    Contract research and development,
           and research grants ....................................     $            4,917,305       $           2,344,474
    Product sales..................................................                     25,000                       2,000
    Interest income................................................                    904,479                   1,027,773
                                                                        ----------------------       ---------------------

         Total revenues............................................                  5,846,784                   3,374,247
                                                                        ----------------------       ---------------------

Expenses:
    Research and development.......................................                  3,731,045                   3,457,781
    General and administrative.....................................                  1,058,113                     996,376
    Loss in joint venture..........................................                    418,020                     187,913
    Interest expense...............................................                     12,080                      22,499
    Depreciation and amortization..................................                    166,277                     181,645
                                                                        ----------------------       ---------------------

         Total expenses............................................                  5,385,535                   4,846,214
                                                                        ----------------------       ---------------------

         Net income (loss).........................................     $              461,249       $          (1,471,967)
                                                                        ======================       =====================

         Net income (loss) per share - basic.......................     $                 0.04       $              (0.12)
                                                                        ======================       ====================

         Net income (loss) per share - diluted.....................     $                 0.03       $              (0.12)
                                                                        ======================       ====================


   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)




                                           COMMON STOCK         ADDITIONAL
                                           ------------          PAID-IN          UNEARNED          ACCUMULATED
                                         Shares     Amount       CAPITAL        COMPENSATION          DEFICIT
                                         ------     ------       -------        ------------          -------

Balance at December 31, 2000           12,267,180    $15,947   $88,419,150        ($162,244)       ($23,620,684)

Amortization of unearned compensation                                                34,773

Issuance of compensatory stock options                             142,784
Sale of Common Stock under employee
   stock purchase plans and exercise of    97,123        127       198,815
   stock options and warrants

Net income                                                                                               461,249

Change in unrealized gain on marketable
   securities

                                       -----------------------------------------------------------------------------
Balance at March 31, 2001              12,364,303    $16,074   $88,760,749        ($127,471)       ($23,159,435)
                                       =============================================================================


                                            ACCUMULATED               TOTAL
                                        OTHER COMPREHENSIVE       STOCKHOLDERS'       COMPREHENSIVE
                                              INCOME                 EQUITY              INCOME
                                              ------                 ------              ------

Balance at December 31, 2000                     $101,771           $64,753,940

Amortization of unearned compensation                                    34,773

Issuance of compensatory stock options                                  142,784

Sale of Common Stock under employee
   stock purchase plans and exercise of                                 198,942
   stock options and warrants

Net income                                                              461,249              461,249

Change in unrealized gain on marketable           (37,476)              (37,476)             (37,476)
   securities

                                       -----------------------------------------------------------------
Balance at March 31, 2001                         $64,295           $65,554,212             $423,773
                                       =================================================================


   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                   Three months ended March 31,
                                                                       ----------------------------------------------------
                                                                                 2001                        2000
                                                                       ------------------------    ------------------------
Cash flows from operating activities:
  Net income (loss)................................................     $              461,249       $          (1,471,967)
                                                                        ----------------------       ----------------------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization................................                    166,277                     181,645
      Amortization of discounts, net of premiums, on
         marketable securities.....................................                     53,098                      90,635
      Amortization of discount on amounts due to the joint venture.                     10,686                      21,876
      Loss in joint venture, net of amounts advanced...............                    418,020                       9,179
      Noncash expenses incurred in connection with issuance of
        common stock, stock options and warrants...................                    177,557                     271,700
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable.................                 (3,730,259)                    564,899
        Increase in prepaid expenses and other current assets......                   (144,835)                   (538,881)
        Decrease in accounts payable and accrued expenses..........                   (228,101)                 (1,273,384)
        Increase in investment in LLC..............................                   (409,234)
                                                                        -----------------------      ---------------------
               Total adjustments...................................                 (3,686,791)                   (672,331)
                                                                        -----------------------      ----------------------

        Net cash (used in) operating activities....................                 (3,225,542)                 (2,144,298)
                                                                        -----------------------      ----------------------

Cash flows from investing activities:
  Capital expenditures.............................................                   (332,172)                    (87,933)
  Sales of marketable securities...................................                 11,980,502                   6,395,000
  Purchase of marketable securities................................                 (6,641,156)                (13,659,676)
                                                                        -----------------------      ----------------------

        Net cash provided by (used in) investing activities........                  5,007,174                  (7,352,609)
                                                                        ----------------------       ----------------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options and other adjustments to
     stockholders' equity..........................................                    198,942                   1,238,363
  Payment of capital lease obligations.............................                     (2,157)                    (96,433)
                                                                        -----------------------      ----------------------

         Net cash provided by financing activities.................                    196,785                   1,141,930
                                                                        ----------------------       ---------------------

         Net increase in cash and cash equivalents.................                  1,978,417                  (8,354,977)
                                                                        ----------------------       ----------------------


Cash and cash equivalents at beginning of period...................                  5,628,987                  24,212,448
                                                                        ----------------------       ---------------------

         Cash and cash equivalents at end of period................     $            7,607,404       $          15,857,471
                                                                        ======================       =====================


Supplemental disclosure of noncash investing and financing activities: Fixed assets included in accounts payable and accrued expenses:
      At beginning of period.......................................     $               89,331       $              35,856
      At end of period.............................................                                                 15,891

   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Interim Financial Statements

The interim Condensed Financial Statements of Progenics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operation and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

2. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2001 and December 31, 2000 consist of the following:

                                                                        March 31,             December 31,
                                                                          2001                   2000
                                                                   -------------------    -------------------
           Accounts payable                                                 $ 776,671              $ 391,367
           Accrued expenses                                                   405,028                579,992
           Accrued payroll and related costs                                   82,037                486,549
           Legal and accounting fees payable                                  209,026                332,286
                                                                   -------------------    -------------------
                                                                          $ 1,472,762            $ 1,790,194
                                                                   ===================    ===================

3.  Net Income (Loss) Per Share

         The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. For the three months ended March 31, 2000, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. For the three months ended March 31, 2001, the Company reported net income and, therefore, all common stock equivalents with exercise prices less than the average fair market value of the Company's Common Stock for the quarter have been included in the calculation, as follows:


                                                  Net Income (Loss)                   Shares            Per Share
                                                     (Numerator)                   (Denominator)          Amount
                                                     -----------                   -------------          ------
Three months-ended March 31, 2001:
                                    Basic:             $461,249                      12,313,035            $0.04
Effect of Dilutive Securities:
             Options                                                                  1,515,377
             Warrants                                                                    85,974
                                                                               -----------------
                                  Diluted:             $461,249                      13,914,386            $0.03

Three months-ended March 31, 2000:
                         Basic and Diluted           ($1,471,967)                    12,029,069           ($0.12)

                         PROGENICS PHARMACEUTICALS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                                        Three Months Ended March 31,
                                        -------------------------------------------------------------
                                                    2001                           2000
                                        ------------------------------ ------------------------------
                                                         Wtd. Avg.                    Wtd. Avg.
                                         Wtd. Avg.       Exercise     Wtd. Avg.       Exercise
                                          Number          Price        Number           Price
                                          ------          -----        ------           -----
             Options                         520,770      $46.60          3,016,973      $11.60
             Warrants                                                       287,156       $6.51
                                        -------------                  -------------

                  Total                      520,770      $46.60          3,304,129      $11.17
                                        =============                  =============


4.       PSMA Development Company LLC

         The Company accounts for its investment in the PSMA Development Company LLC ("JV") in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Statement of Operations Data:

                                                                               March 31,                   March 31,
                                                                                 2001                        2000
                                                                         ----------------------     ----------------------
    Total revenue..................................................     $               14,196       $              21,876
    Total expenses.................................................                    441,002                     218,968
                                                                        ----------------------       ---------------------
         Net loss (1)..............................................     $             (426,806)      $            (197,092)
                                                                        ======================       =====================

(1) The terms of the joint venture agreement provide for the Company to fund certain costs of the joint venture. The loss resulting from such costs has therefore been allocated to the capital account of the Company and accordingly, the Company's allocated share of the joint venture's loss is greater than its ownership interest.

5.       Subsequent Event

         In May 2001, the Company and Bristol Myers Squibb Company ("BMS") agreed to terminate their Joint Development and Master License Agreement (the "BMS Agreement"), entered into in April 1997 to develop vaccines to treat melanoma and other cancers. Under the terms of the settlement agreement, BMS relinquished all future rights to products resulting from the BMS Agreement. In connection with the termination of the BMS Agreement, BMS agreed to pay the Company $15.5 million, a portion of which the Company is obligated to pay to certain licensors.

6.       Comprehensive Income (Loss)

         Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. For the three months ended March 31, 2001 and 2000, the components of comprehensive income (loss) are:

                         PROGENICS PHARMACEUTICALS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)


                                                                                  Three Months Ended March 31,
                                                                                 2001                        2000
                                                                         ----------------------     ----------------------
    Net income (loss)..............................................     $              461,249       $          (1,471,967)
    Change in net unrealized gain/loss
       on marketable securities....................................                    (37,476)                    175,426
                                                                        ----------------------       ---------------------
         Comprehensive income (loss)...............................     $              423,773       $          (1,296,541)
                                                                        ======================       =====================

7.       Income Taxes

         The Company currently estimates that for the year ending December 31, 2001, the effect of income taxes on operating results will be immaterial. Accordingly, no provision for income taxes has been recorded for the quarter ended March 31, 2001.

8.       Reclassifications

         Certain reclassifications have been made to the 2000 Financial Statements to conform with the 2001 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: technological uncertainties related to early stage product development, uncertainties associated with preclinical and clinical testing, risks relating to corporate collaborations, the lack of product revenue and the uncertainty of future profitability, the need for additional financing and other factors set forth more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and other periodic filings with the Securities and Exchange Commission to which investors are referred for further information.


The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto.

         General

         Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of viral and cancer and other life-threatening diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in organizational efforts, including recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through March 31, 2001 have been payments received under its collaboration agreements, research grants and contracts related to the Company's research and development programs and interest income.

         To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at March 31, 2001, an accumulated deficit of approximately $23,159,000. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended March 31, 2001 and 2000

         Contract research and development, and research grants revenue increased to approximately $4,917,000 for the three months ended March 31, 2001 from approximately $2,344,000 for the three months ended March 31, 2000 as the Company recognized a clinical development milestone payment in 2001 in addition to reimbursement of clinical development costs under its Joint Development and Master License Agreement with BMS (the "BMS Agreement"). Revenue from the National Institutes of Health for research grants and contracts also increased. Interest income decreased to approximately $904,000 for the three months ended March 31, 2001 from approximately $1,028,000 for the three months ended March 31, 2000 due to the decrease in cash available for investing.

         Research and development expenses increased to approximately $3,731,000 for the three months ended March 31, 2001 from approximately $3,458,000 for the three months ended March 31, 2000. The increase was principally due to the payment of sublicense fees related to the clinical development milestone payment and an increase in headcount, related laboratory supplies and additional rent for new laboratory space as the Company expanded its research and development programs to include PSMA and DHA. The Company also paid license fees to Genzyme Transgenics Corp. and Pharmacopeia in relation to its HIV programs in the first quarter of 2000.

         General and administrative expenses increased to approximately $1,058,000 for the three months ended March 31, 2001 from approximately $996,000 for the three months ended March 31, 2000. The increase was principally due to an increase in headcount, related benefits and increased professional fees partially offset by a decrease in the cost of benefits including the Company's Employee Stock Purchase Plan.

         Loss in joint venture increased to approximately $418,000 for the three months ended March 31, 2001 from approximately $188,000 for the three months ended March 31, 2000. The Company recognized its share of the loss under the terms of the joint venture with Cytogen Corp. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Interest expense decreased to approximately $12,000 for the three months ended March 31, 2001 from approximately $22,000 for the three months ended March 31, 2000. The decrease was principally due a reduction in the number of capital leases outstanding. Depreciation expense decreased to approximately $166,000 for the three months ended March 31, 2001 from approximately $182,000 for the three months ended March 31, 2000 as some equipment was fully depreciated and leasehold improvements were amortized over the longer term of the Amended Sublease effective July 2000.

         The Company's net income for the three months ended March 31, 2001 was approximately $461,000 compared to a net loss of approximately $1,472,000 for the three months ended March 31, 2000.

Liquidity and Capital Resources

         The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under its recently terminated collaboration with the Bristol-Myers Squibb Company ("BMS") beginning in July 1997, payments received under its collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. ("Roche") beginning in January 1998, funding under research grants and contracts, the proceeds from public offerings of common stock in November 1997 and November 1999 and the proceeds from the exercise of outstanding options and warrants.

         Pursuant to the Company's recently terminated collaboration with BMS, the clinical development costs of the Company's GMK and MGV cancer vaccine programs had been funded by BMS. In May 2001, the Company and BMS agreed to terminate their collaborative development agreement and the Company regained full rights with respect to the GMK and MGV cancer vaccine programs. In connection with this termination, BMS agreed to pay the Company $15.5 million. The Company intends to pursue the further development of these programs, which are likely to entail significant costs, and also recently announced the commencement of a GMK vaccine Phase III trial in Europe involving patients with Stage II melanoma. While self-funding these programs will require significant capital, the Company believes that the payment from BMS in connection with the termination, with proper allocation of existing resources, will enable continuation of the vaccines programs.

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

         At March 31, 2001, the Company had cash, cash equivalents and marketable securities totaling approximately $57,000,000 compared with approximately $60,400,000 at December 31, 2000. In June 2000, the Company extended its facility lease to June 2005. In connection with the extended facility lease, the Company expects that approximately $250,000 will be spent to continue the expansion of its administrative offices and enhance its manufacturing capabilities for clinical trials during 2001.

         We believe that our existing capital resources should be sufficient to fund operations at least through the end of 2003. However, this is a forward-looking statement based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets before such time. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, our cash requirements may vary materially from those now planned because of results of research and development and product testing, relationships with in-licensors and collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. We have no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time to bring our products to the commercial marketing stage. We may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technology, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $55.4 million at March 31, 2001. Approximately $50.3 million of these investments had fixed interest rates, and $5.1 had interest rates that were variable.

         Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the March 31, 2001 market interest rates would result in a decrease of approximately $0.3 million in the market values of these investments.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K

         During the quarter ended March 31 2001, there were no reports on Form 8-K.







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PROGENICS PHARMACEUTICALS, INC.


Date:  May 15, 2001                    by  /s/ Robert A. McKinney
                                       -------------------------------
                                              Robert A. McKinney
                                                Vice President
                                            Finance and Operations
                                  (Duly authorized officer of the Registrant
                                                     and
                                              Principal Financial
                                            and Accounting Officer)