Form 10-Q
period 2001-06-30
PROGENICS PHARMACEUTICALS INC
filed 2001-08-09
CIK 835887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 2001

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

         As of June 30, 2001 there were 12,390,468 shares of common stock, par value $.0013 per share, of the registrant outstanding.

                         PROGENICS PHARMACEUTICALS, INC.


                                      INDEX


                                                                       Page No.
                                                                       --------
PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Balance Sheets............................................    3

      Condensed Statements of Operations..................................    4

      Condensed Statement of Stockholders' Equity.........................    5

      Condensed Statements of Cash Flows..................................    6

      Notes to Condensed Financial Statements.............................    7

Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations.......................   10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......   13


PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............   15

Item 6.  Exhibits and Reports on Form 8-K.................................   15

                         PROGENICS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
               AT JUNE 30, 2001 AND DECEMBER 31, 2000 (Unaudited)



                                                                               June 30,                  December 31,
                                                                                 2001                        2000
                                                                       ------------------------    ------------------------
ASSETS:
Current assets:
    Cash and cash equivalents......................................     $           21,035,906       $           5,628,987
    Certificates of deposit........................................                                              1,000,000
    Marketable securities - short term.............................                 32,949,903                  40,089,556
    Accounts receivable............................................                  1,061,193                   2,651,679
    Interest receivable............................................                  1,084,912                   1,225,763
    Other current assets...........................................                    346,903                     467,281
                                                                        ----------------------       ---------------------
         Total current assets......................................                 56,478,817                  51,063,266

Marketable securities..............................................                 14,692,216                  13,705,208
Fixed assets, at cost, net of accumulated
    depreciation and amortization..................................                  2,493,105                   2,215,519
Investment in joint venture........................................                                                 29,361
                                                                        ----------------------       ---------------------
         Total assets..............................................     $           73,664,138       $          67,013,354
                                                                        ======================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
    Accounts payable and accrued liabilities.......................     $            1,762,347       $           1,790,194
    Amount due to joint venture....................................                    478,623                     457,251
    Capital lease obligations, current portion.....................                      8,743                       7,445
    Investment deficiency in joint venture.........................                      9,698
                                                                        ----------------------       ---------------------

         Total current liabilities.................................                  2,259,411                   2,254,890

Capital lease obligations..........................................                                                  4,524
                                                                        ----------------------       ---------------------
         Total liabilities.........................................                  2,259,411                   2,259,414
                                                                        ----------------------       ---------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 authorized; none issued and outstanding

    Common stock - $.0013 par value, 40,000,000
        authorized; issued and outstanding - 12,390,468
        in 2001, 12,267,180 in 2000................................                     16,108                      15,947
    Additional paid-in capital.....................................                 89,131,541                  88,419,150
    Unearned compensation..........................................                    (92,697)                   (162,244)
    Accumulated deficit............................................                (17,908,583)                (23,620,684)
    Accumulated other comprehensive loss...........................                    258,358                     101,771
                                                                        ----------------------       ---------------------
Total stockholders' equity.........................................                 71,404,727                  64,753,940
                                                                        ----------------------       ---------------------

Total liabilities and stockholders' equity.........................     $           73,664,138       $          67,013,354
                                                                        ======================       =====================



   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              For the three months ended              For the six months ended
                                                                       June 30,                               June 30,
                                                     ------------------------------------------  ---------------------------------
                                                            2001                  2000               2001                2000
                                                     -------------------    -------------------  ---------------     -------------
Revenues
   Contract research and development,
          and research grants .................        $  1,290,916         $  2,324,160         $  6,208,221         $  4,668,634
   Product sales ..............................               3,000                4,392               28,000                6,392
   Investment income, net .....................             112,814            1,022,947            1,017,293            2,050,720
                                                       ------------         ------------         ------------         ------------

       Total revenues .........................           1,406,730            3,351,499            7,253,514            6,725,746
                                                       ------------         ------------         ------------         ------------

Expenses:
   Research and development ...................           3,201,602            3,103,655            6,932,647            6,561,436
   General and administrative .................           2,103,784            1,225,810            3,161,897            2,222,186
   Loss in joint venture ......................             519,947              221,856              937,967              409,769
   Interest expense ...........................              11,687               24,890               23,767               47,389
   Depreciation and amortization ..............             170,870              170,028              337,147              351,673
                                                       ------------         ------------         ------------         ------------

       Total expenses .........................           6,007,890            4,746,239           11,393,425            9,592,453
                                                       ------------         ------------         ------------         ------------

       Operating loss .........................          (4,601,160)          (1,394,740)          (4,139,911)          (2,866,707)

Payment from collaborator .....................           9,852,012                                 9,852,012
                                                       ------------         ------------         ------------         ------------

       Net income (loss) ......................        $  5,250,852         $ (1,394,740)        $  5,712,101         $ (2,866,707)
                                                       ============         ============         ============         ============

Net income (loss) per share - basic ...........        $       0.42         $      (0.11)        $       0.46         $      (0.24)
                                                       ============         ============         ============         ============

Net income (loss) per share - diluted .........        $       0.38         $      (0.11)        $       0.41         $      (0.24)
                                                       ============         ============         ============         ============


   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (Unaudited)




                                           COMMON STOCK         ADDITIONAL                                 ACCUMULATED
                                           ------------          PAID-IN      UNEARNED    ACCUMULATED  OTHER COMPREHENSIVE
                                         Shares     Amount       CAPITAL    COMPENSATION    DEFICIT         (LOSS)
                                         ------     ------      ----------  ------------  -----------  -------------------
Balance at December 31, 2000           12,267,180  $15,947     $88,419,150   ($162,244)  ($23,620,684)      $101,771

Amortization of unearned compensation                                           69,547

Issuance of compensatory stock                                     142,784
   options

Sale of Common Stock under employee       123,288      161         569,607
   stock purchase plans and exercise
   of stock options and warrants

Net loss                                                                                    5,712,101

Change in unrealized gain on                                                                                 156,587
   marketable securities

                                       -------------------------------------------------------------------------------------
Balance at June 30, 2001               12,390,468  $16,108     $89,131,541   ($92,697)   ($17,908,583)      $258,358
                                       =====================================================================================



                                            TOTAL
                                         STOCKHOLDERS'  COMPREHENSIVE
                                           EQUITY         INCOME
                                         -------------  --------------
Balance at December 31, 2000              $64,753,940

Amortization of unearned compensation          69,547

Issuance of compensatory stock                142,784
   options

Sale of Common Stock under employee           569,768
   stock purchase plans and exercise
   of stock options and warrants

Net loss                                    5,712,101       5,712,101

Change in unrealized gain on                  156,587         156,587
  marketable securities

                                       -------------------------------
Balance at June 30, 2001                  $71,404,727      $5,868,688
                                       ===============================


    The accompanying notes are an integral part of the financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents


                                                                          Six months ended June 30,
                                                                         ----------------------------
                                                                             2001           2000
                                                                         ------------   -------------
Cash flows from operating activities:
  Net income (loss) ..................................................   $  5,712,101    $ (2,866,707)
                                                                         ------------    ------------
  Adjustments to reconcile net loss to net cash used in
     operating activities:
      Depreciation and amortization ..................................        337,147         351,673
      Amortization of discounts, net of premiums, on
         marketable securities .......................................         98,160         195,716
      Amortization of discount on amount due to joint venture ........         21,372          43,752
      Realized loss on impairment of security ........................        782,400
      Loss in joint venture ..........................................        937,967         409,769
      Noncash expenses incurred in connection with issuance of
        common stock, stock options and warrants .....................        212,331         378,925
      Changes in assets and liabilities:
        Decrease (increase) in accounts receivable ...................      1,590,486        (329,956)
        Decrease (increase) in other current assets ..................        261,229        (434,835)
        Increase (decrease) in accounts payable and accrued expenses .         42,461      (1,006,799)
        Increase in investment in joint venture ......................       (898,908)       (389,799)
                                                                         ------------    ------------
               Total adjustments .....................................      3,384,645        (781,554)
                                                                         ------------    ------------

        Net cash provide by (used in) operating activities ...........      9,096,746      (3,648,261)
                                                                         ------------    ------------

Cash flows from investing activities:
  Capital expenditures ...............................................       (685,041)       (171,386)
  Maturity of certificate of deposit .................................      1,000,000
  Sales of marketable securities .....................................     25,750,502      14,895,000
  Purchase of marketable securities ..................................    (20,321,830)    (23,559,110)
                                                                         ------------    ------------

        Net cash provided by (used in) investing activities ..........      5,743,631      (8,835,496)
                                                                         ------------    ------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options and other adjustments to
     stockholders' equity ............................................        569,768       1,421,932
  Payment of capital lease obligations ...............................         (3,226)       (100,528)
                                                                         ------------    ------------

         Net cash provided by financing activities ...................        566,542       1,321,404
                                                                         ------------    ------------

         Net increase (decrease) in cash and cash equivalents ........     15,406,919     (11,162,353)
                                                                         ------------    ------------

Cash and cash equivalents at beginning of period .....................      5,628,987      24,212,448
                                                                         ------------    ------------

         Cash and cash equivalents at end of period ..................   $ 21,035,906    $ 13,050,095
                                                                         ============    ============


Supplemental disclosure of noncash investing and financing activities:
  Fixed assets included in accounts payable and accrued expenses .....   $     19,023    $     35,856
                                                                         ============    ============


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


2. Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of June 30, 2001 and December 31, 2000 consist of the following:

                                                    June 30,      December 31,
                                                      2001            2000
                                                   -----------    ------------
      Accounts payable                             $  869,297      $  391,367
      Accrued expenses                                275,000         579,992
      Accrued payroll and related costs               264,602         486,549
      Legal and accounting fees payable               353,448         332,286
                                                   -----------    ------------

                                                  $ 1,762,347     $ 1,790,194
                                                  ===========     ===========


3 Net Income (Loss) Per Share

         The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 2000, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted per share amounts since such inclusion would have been antidilutive. For the three and six months ended June 30, 2001, the Company reported net income and, therefore, all common stock equivalents with exercise prices less than the average fair market value of the Company's Common Stock for the period have been included in the calculation, as follows:



                                               Net Income (Loss)        Shares            Per Share
                                                  (Numerator)        (Denominator)         Amount
                                               -----------------     -------------        ----------
2001:
Three months-ended June 30, 2001:
                                    Basic:           $5,250,852         12,372,596          $0.42
                                                     ==========                             =====
Effect of Dilutive Securities:
             Options                                                     1,411,864
             Warrants                                                       52,299
                                                                            ------



                                  Diluted:           $5,250,852         13,836,758          $0.38
                                                     ==========         ==========          =====

Six months-ended June 30, 2001:
                                    Basic:           $5,712,101         12,342,980          $0.46
                                                     ==========                             =====

Effect of Dilutive Securities:
             Options                                                     1,488,978
             Warrants                                                       68,210
                                                                            ------
                                  Diluted:           $5,712,101         13,900,168          $0.41
                                                     ==========         ==========          =====

2000:
Three months-ended June 30, 2000:
                        Basic and Diluted:         ($1,394,740)         12,139,008         ($0.11)
                                                   ============         ==========         =======

Six months-ended June 30, 2000:
                        Basic and Diluted:         ($2,866,707)         12,084,039         ($0.24)
                                                   ============         ==========         =======


         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                        Three Months Ended June 30,
         -----------------------------------------------------------
                     2001                          2000
         ----------------------------- -----------------------------
                          Wtd. Avg.                     Wtd. Avg.
           Wtd. Avg.      Exercise       Wtd. Avg.      Exercise
            Number          Price         Number          Price

              562,700        $38.94       3,273,676        $12.04

                         Six Months Ended June 30,
         -----------------------------------------------------------
                     2001                          2000
         ----------------------------- -----------------------------
                          Wtd. Avg.                     Wtd. Avg.
           Wtd. Avg.      Exercise       Wtd. Avg.      Exercise
            Number          Price         Number          Price


              548,728        $39.34       3,297,758        $11.59


4.   PSMA Development Company LLC

         The Company accounts for its investment in the PSMA Development Company LLC ("JV") in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Statement of Operations Data:


                                 Three Months Ended June 30,                   Six Months Ended June 30,
                             --------------------------------------     -------------------------------------
                                     2001                 2000                 2001                 2000
                             -----------------    -----------------     ----------------     ----------------
Total revenue                $       11,496       $       21,876        $      25,692               43,752
Total expenses                      593,791              254,523            1,034,793        $     473,491
                             -----------------    -----------------     ----------------     ----------------
     Net loss (1)            $     (582,295)      $     (232,647)       $  (1,009,101)       $    (429,739)
                             =================    =================     ================     ================


(1) The terms of the joint venture agreement provide for the Company to fund certain costs of the joint venture. The loss resulting from such costs have therefore been allocated to the capital account of the Company and accordingly, the Company's allocated share of the joint venture's loss is greater than its ownership interest.

5.       Collaboration Payment

         In May 2001, the Company and Bristol Myers Squibb Company ("BMS") agreed to terminate their Joint Development and Master License Agreement to develop vaccines to treat melanoma and other cancers (the "BMS Agreement"), entered into in April 1997. Under the terms of the settlement agreement, BMS relinquished all future rights to products resulting from the BMS Agreement. In connection with the termination of the BMS Agreement, BMS paid the Company $15.5 million. Approximately $5.6 million of the payment related to contract work performed prior to termination and the balance was a contract termination payment. Under the terms of certain license agreements, a portion of the termination payment was paid to certain licensors.

6.       Comprehensive Income (Loss)

         Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. For the six months ended June 30, 2001 and 2000, the components of comprehensive income (loss) are:

                                                  Six Months Ended June 30,
                                            -----------------------------------
                                                    2001            2000
                                            --------------    -----------------
     Net income (loss)                      $    5,712,101    $   (2,866,707)
     Change in net unrealized gain/loss
     on marketable securities                      156,587           (32,861)
                                            --------------    -----------------
          Comprehensive income (loss)       $    5,868,688    $   (2,899,568)
                                            ==============    =================


7.       Income Taxes

         For the year ending December 31, 2001, the Company currently estimates a net loss and the effect of income taxes will be immaterial. Accordingly, no provision for income taxes has been recorded for the period ended June 30, 2001.


8.       Reclassifications


         Certain reclassifications have been made to the 2000 Financial Statements to conform with the 2001 presentation.


9.       Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. These statements are effective for all business combinations that are completed after June 30, 2001 and for business combinations that are completed before July 1, 2001 the effective date is the first fiscal year beginning after December 15, 2001.

         The Company will adopt FAS 141 and 142 on January 1, 2002. Management does not expect such adoption to have a material impact on the Company's financial statements.

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

         General

         Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products for the treatment and prevention of viral, cancer and other life-threatening diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in organizational efforts, including recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through June 30, 2001 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

         To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at June 30, 2001, an accumulated deficit of approximately $17,909,000. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended June 30, 2001 and 2000

         Contract research and development revenue, and research grants decreased to approximately $1,291,000 for the three months ended June 30, 2001 from approximately $2,324,000 for the three months ended June 30, 2000. The Company received no contract research and development funding for the three months ended June 30, 2001 pursuant to the Company's recently terminated agreement with the Bristol-Myers Squibb Company ("BMS") compared to approximately $1,609,000 for the three months ended June 30, 2000. The Company received a non-recurring payment of approximately $9,852,000 from BMS in connection with the termination of the BMS Agreement. As the result of the termination of the BMS Agreement, the Company expects no additional payments from BMS. Revenues from research grants increased to approximately $842,000 for the three months ended June 30, 2001 from approximately $309,000 for the three months ended June 30, 2000. The increase resulted from the funding of a greater number of grants in the second quarter of 2001. Investment income decreased to approximately $113,000 for the three months ended June 30, 2001 from approximately $1,023,000 for the three months ended June 30, 2000 primarily due a $782,000 write-down of a debt security currently in default to its fair value since the impairment was deemed to be other than temporary.

         Research and development expenses increased to approximately $3,202,000 for the three months ended June 30, 2001 from approximately $3,104,000 for the three months ended June 30, 2000. The increase was principally due to additional costs in 2001 in the Company's existing development programs including the manufacture of PRO 542, and an increase in headcount, related laboratory supplies and additional rent as the Company expanded its research and development programs to include PSMA and DHA.

         General and administrative expenses increased to approximately $2,103,000 for the three months ended June 30, 2001 from approximately $1,226,000 for the three months ended June 30, 2000. The increase was principally due to an increase in headcount, related benefits and increased professional fees.

         Loss in joint venture increased to approximately $520,000 for the three months ended June 30, 2001 from approximately $222,000 for the three months ended June 30, 2000. The Company recognized its share of the loss under the terms of the joint venture with Cytogen Corp. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Interest expense decreased to approximately $12,000 for the three months ended June 30, 2001 from approximately $25,000 for the three months ended June 30, 2000. The decrease was principally due to the recognition of less interest expense as the Company discounted future capital contributions to the joint venture, and a reduction in the number of capital leases outstanding. Depreciation and amortization expense remained constant.

         The Company's net income for the three months ended June 30, 2001 was approximately $5,251,000 compared to a net loss of approximately $1,395,000 for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 and 2000

         Contract research and development revenue, and research grants increased to approximately $6,208,000 for the six months ended June 30, 2001 from approximately $4,669,000 for the six months ended June 30, 2000. Contract research and development includes approximately $3,674,000 for the six months ended June 30, 2001 received pursuant to the Company's recently terminated agreement with the Bristol-Myers Squibb Company ("BMS") compared to $3,272,000 million for the six months ended June 30, 2000. The increase was attributable to the inclusion of a milestone payment related to clinical development activities in 2001. The Company also received a non-recurring payment of approximately $9,852,000 from BMS in connection with the termination of the BMS Agreement. As the result of the termination of the BMS Agreement, the Company expects no additional payments from BMS. Product sales increased to approximately $28,000 for the six months ended June 30, 2001 from approximately $6,000 for the six months ended June 30, 2000. Investment income decreased to approximately $1,017,000 for the six months ended June 30, 2001 from approximately $2,051,000 for the six months ended June 30, 2000 primarily due a $782,000 write-down of a debt security currently in default to its fair value since the impairment was deemed to be other than temporary.

         Research and development expenses increased to approximately $6,933,000 for the six months ended June 30, 2001 from approximately $6,561,000 for the six months ended June 30, 2000. The increase was principally due to additional costs in 2001 in the Company's existing development programs including the manufacture of PRO 542, and an increase in headcount, related laboratory supplies and additional rent as the Company expanded its research and development programs to include PSMA and DHA.

         General and administrative expenses increased to approximately $3,162,000 for the six months ended June 30, 2001 from approximately $2,222,000 for the six months ended June 30, 2000. The increase was principally due to an increase in headcount, related benefits and increased professional fees.

         Loss in joint venture increased to approximately $938,000 for the six months ended June 30, 2001 from approximately $410,000 for the six months ended June 30, 2000. The Company recognized its share of the loss under the terms of the joint venture with Cytogen Corp. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Interest expense decreased to approximately 24,000 for the six months ended June 30, 2001 from approximately $47,000 for the six months ended June 30, 2000. The decrease was principally due to the recognition of less interest expense as the Company discounted future capital contributions to the joint venture, and a reduction in the number of capital leases outstanding. Depreciation and amortization expense remained constant.

         The Company's net income for the six months ended June 30, 2001 was approximately $5,712,000 compared to a net loss of approximately $2,867,000 for the six months ended June 30, 2000.

Liquidity and Capital Resources

         The Company has financed its operations primarily through the private sale and issuance of equity securities, a line of credit that has since been repaid and terminated, payments received under a collaboration with the Bristol-Myers Squibb Company ("BMS") beginning in July 1997 and terminated in May 2001, payments received under its collaboration with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche, Inc. ("Roche") beginning in January 1998, funding under research grants and contracts, the proceeds from public offerings of common stock in November 1997 and November 1999 and the proceeds from the exercise of outstanding options and warrants.

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

         At June 30, 2001, the Company had cash, cash equivalents and marketable securities totaling approximately $68,700,000 compared with approximately $60,400,000 at December 31, 2000. In June 2000, the Company extended its facility lease to June 2005. In connection with the extended facility lease, the Company expects that approximately $1,000,000 will be spent to expand its administrative offices and enhance its manufacturing capabilities for clinical trials during 2001, of which approximately $800,000 has been expended through June 30, 2001.

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

Recently Issued Accounting Standard

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. These statements are effective for all business combinations that are completed after June 30, 2001 and for business combinations that are completed before July 1, 2001 the effective date is the first fiscal year beginning after December 15, 2001.

         The Company will adopt FAS 141 and 142 on January 1, 2002. Management does not expect such adoption to have a material impact on the Company's financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

                  Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $47.6 million at June 30, 2001 none of which had interest rates that were variable.

         Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2001 market interest rates would result in a decrease of approximately $0.3 million in the market values of these investments.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on June 27, 2001. The matters voted upon at the meeting were (i) the election of eight directors of the Company, and (ii) the ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2001. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:


           Nominee:                        Votes For:        Votes Against:
           -------                         ----------        --------------
Paul J. Maddon, M.D., Ph.D.               10,053,319             492,819
Charles A. Baker                          10,542,582               3,556
Kurt W. Briner                            10,542,882               3,256
Mark F. Dalton                            10,540,682               5,456
Stephen P. Goff, Ph.D.                    10,517,032              29,106
Paul F. Jacobson                          10,541,832               4,306
Ronald J. Prentki                         10,054,519             441,619
David A. Scheinberg, M.D., Ph.D.          10,516,332              29,806



As to the ratification of the Board of Director's selection of PricewaterhouseCoopers, LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2001, the matter was approved with 10,489,611 votes in favor, 54,628 votes against, 1,898 abstentions and 0 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.37  --    Employment Agreement dated as of May 16, 2001 between the
                  Registrant and Ronald J. Prentki

(b)  Reports on Form 8-K

     During the quarter ending June 30, 2001, the Registrant filed a Current Report on Form 8-K, dated May 15, 2001 in which Item 5 Other Events were reported and no financial statements were filed.

-----------------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PROGENICS PHARMACEUTICALS, INC.

Date:  August 9, 2001                  by  /s/ Robert A. McKinney
                                       -------------------------------
                                              Robert A. McKinney
                                                Vice President
                                  (Duly authorized officer of the Registrant
                                                     and
                                              Principal Financial
                                            and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit       Description                                                  Page
-------       -----------                                                  ----

10.37  --     Employment Agreement dated as of May 16, 2001 between the
              Registrant and Ronald J. Prentki