Form 10-Q
period 2001-09-30
PROGENICS PHARMACEUTICALS INC
filed 2001-11-13
CIK 835887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X    No ____

         As of September 30, 2001 there were 12,410,572 shares of common stock, par value $.0013 per share, of the registrant outstanding.

                         PROGENICS PHARMACEUTICALS, INC.


                                      INDEX


                                                                       Page No.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Balance Sheets...........................................     3

      Condensed Statements of Operations.................................     4

      Condensed Statement of Stockholders' Equity........................     5

      Condensed Statements of Cash Flows.................................     6

      Notes to Condensed Financial Statements............................     7

Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations.....................     11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......    15


PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................    16

                         PROGENICS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
             AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000 (Unaudited)



                                                                             September 30,               December 31,
                                                                                 2001                        2000
                                                                       ------------------------    ------------------------
ASSETS:
Current assets:
    Cash and cash equivalents......................................     $           16,360,282       $           5,628,987
    Certificates of deposit........................................                                              1,000,000
    Marketable securities - short term.............................                 38,058,222                  40,089,556
    Accounts receivable............................................                    920,744                   2,651,679
    Interest receivable............................................                  1,200,338                   1,225,763
    Other current assets...........................................                    246,739                     467,281
                                                                        ----------------------       ---------------------
         Total current assets......................................                 56,786,325                  51,063,266

Marketable securities..............................................                 11,605,130                  13,705,208
Fixed assets, at cost, net of accumulated
    depreciation and amortization..................................                  2,536,153                   2,215,519
Investment in joint venture........................................                     72,989                      29,361
                                                                        ----------------------       ---------------------
         Total assets..............................................     $           71,000,597       $          67,013,354
                                                                        ======================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
    Accounts payable and accrued liabilities.......................     $            1,229,586       $           1,790,194
    Amount due to joint venture....................................                    489,309                     457,251
    Capital lease obligations, current portion.....................                      6,288                       7,445
                                                                        ----------------------       ---------------------

         Total current liabilities.................................                  1,725,183                   2,254,890

Capital lease obligations..........................................                                                  4,524
                                                                        ----------------------       ---------------------
         Total liabilities.........................................                  1,725,183                   2,259,414
                                                                        ----------------------       ---------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 authorized; none issued and outstanding

    Common stock - $.0013 par value, 40,000,000
        authorized; issued and outstanding - 12,410,572
        in 2001, 12,267,180 in 2000................................                     16,134                      15,947
    Additional paid-in capital.....................................                 89,503,670                  88,419,150
    Unearned compensation..........................................                    (57,924)                   (162,244)
    Accumulated deficit............................................                (21,039,968)                (23,620,684)
    Accumulated other comprehensive loss...........................                    853,502                     101,771
                                                                        ----------------------       ---------------------
Total stockholders' equity.........................................                 69,275,414                  64,753,940
                                                                        ----------------------       ---------------------

Total liabilities and stockholders' equity.........................     $           71,000,597       $          67,013,354
                                                                        ======================       =====================


   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                              For the three months ended             For the nine months ended
                                                                      September 30,                         September 30,
                                                          --------------------------------        --------------------------------
                                                                2001               2000              2001                 2000
                                                          ------------        ------------        ------------        ------------
Revenues:
   Contract research and development,
      and research grants .........................       $  1,378,229        $  2,662,877        $  7,586,450        $  7,331,511
   Product sales ..................................              9,000                                  37,000               6,392
   Interest income ................................            923,847           1,037,830           1,941,140           3,088,550
                                                          ------------        ------------        ------------        ------------

       Total revenues .............................          2,311,076           3,700,707           9,564,590          10,426,453
                                                          ------------        ------------        ------------        ------------

Expenses:
   Research and development .......................          3,456,919           2,777,782          10,479,113           9,339,218
   General and administrative .....................          1,000,109           1,072,016           4,162,006           3,294,202
   Loss in joint venture ..........................            707,482             255,206           1,645,449             664,975
   Interest expense ...............................             12,371              23,890              36,138              71,279
   Depreciation and amortization ..................            176,033             158,886             513,180             510,559
                                                          ------------        ------------        ------------        ------------

       Total expenses .............................          5,352,914           4,287,780          16,835,886          13,880,233
                                                          ------------        ------------        ------------        ------------

       Operating loss .............................         (3,041,838)           (587,073)         (7,271,296)         (3,453,780)

Payment from collaborator .........................                                                  9,852,012
                                                          ------------        ------------        ------------        ------------

       Net (loss) income ..........................       $ (3,041,838)       $   (587,073)       $  2,580,716        $ (3,453,780)
                                                          ============        ============        ============        ============

Net (loss) income per share - basic ...............       $      (0.25)       $      (0.05)       $       0.21        $      (0.29)
                                                          ============        ============        ============        ============

Net (loss) income per share - diluted .............       $      (0.25)       $      (0.05)       $       0.19        $      (0.29)
                                                          ============        ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (Unaudited)




                                           COMMON STOCK         ADDITIONAL                                           ACCUMULATED
                                           ------------          PAID-IN          UNEARNED       ACCUMULATED    OTHER COMPREHENSIVE
                                         Shares     Amount       CAPITAL        COMPENSATION       DEFICIT             INCOME
                                         ------     ------     -----------      ------------    ------------    -------------------
Balance at December 31, 2000           12,267,180   $15,947    $88,419,150        ($162,244)    ($23,620,684)           $101,771

Amortization of unearned compensation                                               104,320

Issuance of compensatory stock                                     300,592
options

Sale of Common Stock under employee
   stock purchase plans and exercise
   of stock options and warrants          143,392       187        783,928

Net income                                                                                          2,580,716

Change in unrealized gain on
marketable securities                                                                                                    751,731

                                       ----------   --------   -----------         ---------    -------------           --------
Balance at September 30, 2001          12,410,572   $16,134    $89,503,670         ($57,924)    ($21,039,968)           $853,502
                                       ==========   =======    ===========         =========    =============           ========



                                              TOTAL
                                         STOCKHOLDERS'   COMPREHENSIVE
                                             EQUITY          INCOME
                                         -------------   -------------
Balance at December 31, 2000              $64,753,940

Amortization of unearned compensation         104,320

Issuance of compensatory stock                300,592
options

Sale of Common Stock under employee
   stock purchase plans and exercise          784,115
   of stock options and warrants

Net income                                   2,580,716        2,580,716

Change in unrealized gain on
   marketable securities                       751,731          751,731

                                           -----------        ----------
Balance at September 30, 2001              $69,275,414        $3,332,447
                                           ===========        ==========


   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents



                                                                                  Nine months ended September 30,
                                                                                 2001                        2000
                                                                        ----------------------       ---------------------
Cash flows from operating activities:
  Net income (loss)................................................     $            2,580,716       $          (3,453,780)
                                                                        ----------------------       ---------------------
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
      Depreciation and amortization................................                    513,180                     510,559
      Amortization of discounts, net of premiums, on
         marketable securities.....................................                    207,407                     271,419
      Amortization of discount on amount due to joint venture......                     32,058                      65,628
      Loss in joint venture........................................                  1,645,449                     664,975
      Noncash expenses incurred in connection with issuance of
        common stock, stock options and warrants...................                    404,912                     486,149
      Changes in assets and liabilities:
        Decrease in accounts receivable............................                  1,730,935                      50,528
        Decrease (increase) in prepaid expenses and other assets...                    245,967                    (898,215)
        Decrease in accounts payable and accrued expenses..........                   (471,277)                 (1,450,022)
        Increase in investment in LLC..............................                 (1,689,077)                   (627,052)
                                                                        -----------------------      ----------------------
               Total adjustments...................................                  2,619,554                    (926,031)
                                                                        ----------------------       ---------------------

        Net cash provided by (used in) operating activities........                  5,200,270                  (4,379,811)
                                                                        ----------------------       ---------------------

Cash flows from investing activities:
  Capital expenditures.............................................                   (923,145)                   (866,495)
  Sales of marketable securities...................................                 30,575,000                  21,728,000
  Sales of certificate of deposit..................................                  1,000,000
  Purchase of marketable securities................................                (25,899,264)                (30,464,062)
                                                                        ----------------------       ---------------------

        Net cash provided by (used in) investing activities........                  4,752,591                  (9,602,557)
                                                                        ----------------------       ---------------------


Cash flows from financing activities:
  Proceeds from the exercise of stock options and other adjustments to
     stockholders' equity..........................................                    784,115                   1,578,798
  Payment of capital lease obligations.............................                     (5,681)                   (103,740)
                                                                        ----------------------       ---------------------

         Net cash provided by financing activities.................                    778,434                   1,475,058
                                                                        ----------------------       ---------------------

         Net increase (decrease) in cash and cash equivalents......                 10,731,295                 (12,507,310)
                                                                        ----------------------       ---------------------

Cash and cash equivalents at beginning of period...................                  5,628,987                  24,212,448
                                                                        ----------------------       ---------------------

         Cash and cash equivalents at end of period................     $           16,360,282       $          11,705,138
                                                                        ======================       =====================


Supplemental disclosure of noncash investing and financing activities:
  Fixed assets included in accounts payable and accrued expenses...     $               89,331       $             106,279
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



2.       Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of September 30, 2001 and December 31, 2000 consist of the following:

                                       September 30,    December 31,
                                           2001            2000
                                       ------------    -------------

Accounts payable                       $  374,534      $  391,367
Accrued expenses                          298,245         361,580
Accrued payroll and related costs          15,126         486,549
Legal and accounting fees payable         161,614         332,286
Consulting and sub-contractors            278,624          15,750
Clinical Research Organizations           101,443         202,662

                                       ----------      ----------

                                       $1,229,586      $1,790,194
                                       ==========      ==========


3.       Net Income (Loss) Per Share

         The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. For the three and nine months ended September 30, 2000 and for the three months ended September 30, 2001, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted per share amounts since such inclusion would have been antidilutive. For the nine months ended September 30, 2001, the Company reported net income and, therefore, all common stock equivalents with exercise prices less than the average fair market value of the Company's Common Stock for the period have been included in the calculation, as follows:

                         PROGENICS PHARMACEUTICALS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)


                                                Net Income (Loss)                Shares                  Per Share
                                                   (Numerator)                (Denominator)                Amount
                                                -----------------              -----------            ----------------
2001:
Three months-ended September 30, 2001:
                          Basic and Diluted:       ($3,041,838)                      12,398,746           ($0.25)
                                                                                                      =================
Nine months-ended September 30, 2001:
                                      Basic:         $2,580,716                      12,361,773            $0.21
                                                                                                      =================
Effect of Dilutive Securities:
             Options                                                                  1,517,158
             Warrants                                                                    63,389
                                                                               -----------------
                                    Diluted:         $2,580,716                      13,942,320            $0.19
                                                                               =================      =================

2000:
Three months-ended September 30, 2000:
                          Basic and Diluted:         ($587,073)                      12,164,552           ($0.05)
                                                                                                      =================

Nine months-ended September 30, 2000:
                                      Basic:       ($3,453,780)                      12,111,072           ($0.29)
                                                                                                      =================


         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                         PROGENICS PHARMACEUTICALS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)


                                             Three Months Ended September 30,
                -------------------------------------------------------------------------------------------
                                    2001                                            2000
                ---------------------------------------------     -----------------------------------------
                       Weighted               Weighted                 Weighted             Weighted
                       Average                Average                   Average              Average
                        Number             Exercise Price               Number           Exercise Price
                ----------------------- ---------------------     -------------------- --------------------

                      3,685,458               $10.74                  3,552,727             $12.38
                                             Nine Months Ended September 30,
                -------------------------------------------------------------------------------------------
                                    2001                                            2000
                ---------------------------------------------     -----------------------------------------
                       Weighted               Weighted                 Weighted             Weighted
                       Average                Average                   Average              Average
                        Number             Exercise Price               Number           Exercise Price
                ----------------------- ---------------------     -------------------- --------------------

                       310,423                $30.20                  3,368,136             $11.90



4.   PSMA Development Company LLC

         The Company accounts for its investment in the PSMA Development Company LLC ("JV") in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Statement of Operations Data:


                                      Three Months Ended                           Nine Months Ended
                                        September 30,                                September 30,
                             --------------------------------------     -------------------------------------
                                     2001                 2000                 2001                 2000
                             -----------------    -----------------     ----------------     ----------------
Total revenue                $       10,712       $       27,751        $      36,404               71,503
Total expenses                      853,431              295,034            1,888,224        $     768,525
                             -----------------    -----------------     ----------------     ----------------
     Net loss (1)            $     (842,719)      $     (267,283)       $  (1,851,820)       $    (697,022)
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

                         PROGENICS PHARMACEUTICALS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)


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

6.       Comprehensive Income (Loss)

         Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) of the Company includes net income (loss) adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive income (loss) is immaterial. For the nine months ended September 30, 2001 and 2000, the components of comprehensive income (loss) are:

                                               Nine Months Ended September 30,
                                                2001                  2000
                                             -----------          -------------
    Net income (loss)                        $2,580,716           $(3,453,780)
                                                751,731               156,992
                                             ------------         -------------

          Comprehensive income (loss)       $3,332,447           $(3,296,788)
                                            =============        ==============

7.       Income Taxes

         For the year ending December 31, 2001, the Company currently estimates a net loss and the effect of income taxes will be immaterial. Accordingly, no provision for income taxes has been recorded for the period ended September 30, 2001.

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

                         PROGENICS PHARMACEUTICALS, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)



         The Financial Accounting Standards Board recently issued FASB Statement No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets . The objectives of FAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation (ARO) and its associated asset retirement cost. FAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

         The Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

         The Company will adopt FAS 141, 142 and 144 on January 1, 2002 and FAS 143 on January 1, 2003. Management does not expect such adoption to have a material impact on the Company's financial statements.

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

         General

         Progenics is a biopharmaceutical company focusing on the development and commercialization of products for the treatment and prevention of viral, cancer and other life-threatening diseases and for better pain control without side effects. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in organizational efforts, including recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through September 30, 2001 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

         To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at September 30, 2001, an accumulated deficit of approximately $21,040,000. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended September 30, 2001 and 2000

         Contract research and development revenue, and research grants decreased to approximately $1,378,000 for the three months ended September 30, 2001 from approximately $2,663,000 for the three months ended September 30, 2000. The Company received no contract research and development funding for the three months ended September 30, 2001 pursuant to the Company's recently terminated agreement with the Bristol-Myers Squibb Company ("BMS") compared to approximately $1,620,000 for the three months ended September 30, 2000. Revenues from research grants increased to approximately

$1,072,000 for the three months ended September 30, 2001 from approximately $532,000 for the three months ended September 30, 2000. The increase resulted from the funding of a greater number of grants in the third quarter of 2001. Investment income decreased to approximately $924,000 for the three months ended September 30, 2001 from approximately $1,038,000 for the three months ended September 30, 2000 primarily due to a decline in interest rates.

         Research and development expenses increased to approximately $3,457,000 for the three months ended September 30, 2001 from approximately $2,778,000 for the three months ended September 30, 2000. The increase was principally due to additional costs in 2001 in the Company's existing development programs including the manufacture of PRO 542, and an increase in headcount, related laboratory supplies and additional rent as the Company expanded its research and development programs to include PSMA (prostate specific membrane antigen) and DHA (dehydroascorbic acid).

         General and administrative expenses decreased to approximately $1,000,000 for the three months ended September 30, 2001 from approximately $1,072,000 for the three months ended September 30, 2000. The decrease was principally due to a reduction in legal fees as the Company hired an in-house general counsel offset by an increase in headcount and related benefits.

         Loss in joint venture increased to approximately $707,000 for the three months ended September 30, 2001 from approximately $255,000 for the three months ended September 30, 2000. The Company recognized its share of the loss under the terms of the joint venture with Cytogen Corp. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies.

         Interest expense decreased to approximately $12,000 for the three months ended September 30, 2001 from approximately $24,000 for the three months ended September 30, 2000. The decrease was principally due to the recognition of less interest expense as the Company decreased its long-term obligation to fund future capital contributions to the joint venture, and a reduction in the number of capital leases outstanding. Depreciation and amortization expense remained constant.

         The Company's net loss for the three months ended September 30, 2001 was approximately $3,042,000 compared to a net loss of approximately $587,000 for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 and 2000

         Contract research and development revenue, and research grants increased to approximately $7,586,000 for the nine months ended September 30, 2001 from approximately $7,332,000 for the nine months ended September 30, 2000. The increase was primarily attributable to: (i) the inclusion of a milestone payment related to clinical development activities in 2001, (ii) a reduction in contract research and development reimbursements from BMS from approximately $4,921,000 for the nine months ended September 30, 2000 compared to approximately $3,674,000 for the nine months ended September 30, 2001, (iii) the expiration of one of the Company's contracts with the NIH during 2001. The Company also received a non-recurring payment of approximately $9,852,000 from BMS in connection with the termination of the BMS Agreement. As the result of the termination of the BMS Agreement, the Company expects no additional payments from BMS. Product sales increased to approximately $37,000 for the nine months ended September 30, 2001 from approximately $6,000 for the nine months ended September 30, 2000. Investment income decreased to approximately $1,941,000 for the nine months ended September 30, 2001 from approximately $3,089,000 for the nine months ended September 30, 2000 primarily due to a $782,000 write-down of a debt security currently in default to market value since the impairment was deemed to be other than temporary.

         Research and development expenses increased to approximately $10,479,000 for the nine months ended September 30, 2001 from approximately $9,339,000 for the nine months ended September 30,

2000. The increase was principally due to additional costs in 2001 in the Company's existing development programs including the manufacture of PRO 542, and an increase in headcount, related laboratory supplies and additional rent as the Company expanded its research and development programs to include PSMA and DHA.

         General and administrative expenses increased to approximately $4,162,000 for the nine months ended September 30, 2001 from approximately $3,294,000 for the nine months ended September 30, 2000. The increase was principally due to an increase in headcount and related benefits.

         Loss in joint venture increased to approximately $1,645,000 for the nine months ended September 30, 2001 from approximately $665,000 for the nine months ended September 30, 2000. The Company recognized its share of the loss under the terms of the joint venture with Cytogen Corp. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies.

         Interest expense decreased to approximately $36,000 for the nine months ended September 30, 2001 from approximately $71,000 for the nine months ended September 30, 2000. The decrease was principally due to the recognition of less interest expense as the Company decreased its long-term obligation to fund future capital contributions to the joint venture, and a reduction in the number of capital leases outstanding. Depreciation and amortization expense remained constant.

         The Company's net income for the nine months ended September 30, 2001 was approximately $2,581,000 compared to a net loss of approximately $3,454,000 for the nine months ended September 30, 2000.

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

         At September 30, 2001, the Company had cash, cash equivalents and marketable securities totaling approximately $66,000,000 compared with approximately $60,400,000 at December 31, 2000. In September 2000, the Company extended its facility lease to September 2005. In connection with the extended facility lease, the Company expects that approximately $1,000,000 will be spent to expand its administrative offices and enhance its manufacturing capabilities for clinical trials during 2001, of which approximately $900,000 has been expended through September 30, 2001.

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

         The Financial Accounting Standards Board recently issued FASB Statement No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets . The objectives of FAS 143 are to establish accounting standards for the recognition and measurement of an asset retirement obligation (ARO) and its associated asset retirement cost. FAS 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002.

         The Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

         The Company will adopt FAS 141, 142 and 144 on January 1, 2002 and FAS 143 on January 1, 2003. Management does not expect such adoption to have a material impact on the Company's financial statements.






Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $56.2 million at September 30, 2001. Approximately $49.7 million of these investments had fixed interest rates, and $6.5 had interest rates that were variable.

         Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the September 30, 2001 market interest rates would result in a decrease of approximately $0.3 million in the market values of these investments.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         During the quarter ended September 30, 2001, there were no reports on Form 8K.

-----------------------------------



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PROGENICS PHARMACEUTICALS, INC.

Date:  November 13, 2001             by  /s/ Robert A. McKinney
                                     -------------------------------
                                            Robert A. McKinney
                                              Vice President
                                (Duly authorized officer of the Registrant
                                                   and
                                            Principal Financial
                                          and Accounting Officer)