Form 10-K
period 2001-12-31
PROGENICS PHARMACEUTICALS INC
filed 2002-03-29
CIK 835887

===============================================================================

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended December 31, 2001
               or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from      to

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

                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

   The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 2002, based upon the closing price of the Common Stock on the Nasdaq National Market of $15.25 per share, was approximately $120,930,823.(1) As of March 27, 2002, 12,458,696 shares of Common Stock, par value $.0013 per share, were outstanding.

                                ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.
---------------
(1) Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an "affiliate" of the Registrant for purposes of the Federal securities laws.
===============================================================================

                               TABLE OF CONTENTS



                                                                            Page
                                                                            ----
PART I ..................................................................     2
Item 1.       Business ..................................................     2
Item 2.       Properties ................................................    35
Item 3.       Litigation ................................................    35
Item 4.       Submission of Matters to a Vote of Security Holders .......    35
PART II .................................................................    36
Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters .......................................    36
Item 6.       Selected Financial Data ...................................    37
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations .......................    37
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk     42
Item 8.       Financial Statements and Supplementary Data ...............    42
Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure .......................    42
PART III ................................................................    43
Item 10.      Directors and Executive Officers of the Registrant ........    43
Item 11.      Executive Compensation ....................................    43
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management ................................................    43
Item 13.      Certain Relationships and Related Transactions ............    43
PART IV .................................................................    44
Item 14.      Exhibits, Financial Statement Schedule and Reports on
              Form 8-K ..................................................    44
SIGNATURES ..............................................................    45
INDEX TO FINANCIAL STATEMENTS ...........................................    F-1
EXHIBIT INDEX

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

   We file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). You may read and copy any document we file at the SEC's Public Reference Rooms at 450 Fifth Street, N.W., Washington, D.C. 20549. You can also request copies of our documents, upon payment of a duplicating fee, by writing the Public Reference Section of the SEC. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. These SEC filings are also available to the public from the SEC's web site at http://www.sec.gov.

Item 1. Business


                                    GENERAL

Overview

   Progenics Pharmaceuticals, Inc. is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to address the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company applies its expertise in immunology and molecular biology to develop biopharmaceuticals to fight viral diseases, such as human immunodeficiency virus ("HIV") infection, and cancers, including malignant melanoma and prostate cancer. The Company is conducting Phase II clinical studies with methylnaltrexone, a compound designed to block the debilitating side effects of opioid analgesics without interfering with pain palliation. The Company has initiated Phase II clinical trials with its lead HIV product, PRO 542, a viral-entry inhibitor and is in preclinical development with PRO 140 and in research and discovery of follow-on product candidates in HIV infection. Progenics' most clinically advanced product, GMK, is a cancer vaccine in Phase III clinical trials for the treatment of malignant melanoma. The Company is developing cancer immunotherapies based on PSMA (prostate specific membrane antigen) technology. Dehydroascorbic acid ("DHA"), a novel small-molecule antioxidant, is the subject of preclinical studies to treat stroke.

Product Development

   We apply our expertise in immunology and molecular biology to the development of therapeutic biopharmaceuticals that use components of the immune system, particularly antibodies, to fight diseases. Our principal programs are directed toward HIV and cancer and, most recently, symptom management and supportive care. In the case of HIV, we are developing therapeutic products by genetically engineering molecules that function as antibodies and selectively target HIV for neutralization. We are also actively engaged in research, discovery, and preclinical development of compounds based on the primary HIV receptor, CD4, and HIV co-receptors, including CCR5 and CXCR4, and their roles in viral attachment, fusion and entry. In the case of cancer, we are developing monoclonal antibodies as well as therapeutic vaccines that are designed to induce specific immune responses to cancer antigens. Through our joint venture with Cytogen Corporation, we are pursuing parallel programs for the development of antibodies directed against PSMA and the development of vaccines designed to stimulate an immune response to PSMA. In the palliative care area, since our recent licensing of methylnaltrexone ("MNTX"), we have embarked on a late-stage clinical development program. MNTX is being tested in the clinic for the prevention or reversal of the debilitating side effects of opioid analgesics without interfering with analgesia and for treating post surgical bowel dysfunction.

   We are actively seeking out other promising products and technologies around which to build development programs. Our in-licensing strategy has resulted in our preclinical development program for DHA, a novel antioxidant which has shown potential in preclinical models as a treatment for ischemic stroke and neurological deficits attributable to stroke.

   The following table summarizes the current status of our principal development programs and product candidates and identifies any related corporate collaborator:

                                                                                                Corporate
  Program/Product              Indication/Use                     Status(1)                    Collaborator
  ---------------              --------------                     ---------                    ------------
Symptom Management
  and Supportive Care

Methylnaltrexone             Reversing opioid side            Phase IIb in malignant pain         --
                             effects; treating                to be completed 2002, Phase
                             postoperative bowel              III expected to commence late
                             dysfunction                      2002; Phase II in post-
                                                              surgical bowel dysfunction
                                                              expected to begin in late
                                                              2002; Phase II in chronic
                                                              pain expected to begin in
                                                              2003.
HIV Therapeutics
PRO 542                      HIV therapy                      Phase II                            --
PRO 140                      HIV therapy                      Preclinical; Phase I/II             --
                                                              expected to commence in 2003
Small-molecule drugs:
 Co-receptor/fusion          HIV therapy                      Research                         Roche
   inhibition (CCR5/
   CXCR4)
 HIV attachment/fusion       HIV therapy                      Research
   inhibition (GP 41)
ProVax                       HIV vaccine                      Research                            --
Cancer Immunotherapeutics
GMK                          Vaccine for melanoma             Phase III (Stages IIb and III       --
                                                              disease)
                                                              Phase III (Stage II disease)        --
MGV                          Vaccine for multiple cancers     Phase I/II                          --
PSMA:                        Immunotherapeutics for           Preclinical; Phase I/II          Cytogen(2)
   Vaccines                  prostate and other cancers       of rsPSMA vaccine expected to
   Monoclonal                                                 commence in 2002
   Antibodies
Stroke
 DHA                         Stroke                           Preclinical                         --


(1) "Research" means initial research related to specific molecular targets, synthesis of new chemical entities, assay development or screening for the identification of lead compounds.

     "Preclinical" means that a lead compound is undergoing toxicology, formulation and other testing in preparation for clinical trials.Testing in the research and preclinical phases is often referred to as in vitro, in vivo or ex vivo. In vitro refers to tests conducted in an artificial environment, such as a test tube or culture media, as opposed to in-vivo, which refers to tests in animals or otherwise in a living body, or ex vivo, which refers to tests conducted outside the body on samples of blood or other tissue that have been removed from the patient.

     Phase I-III clinical trials are safety and efficacy tests in humans as follows:

          "Phase I": Evaluation of safety.

          "Phase I/II": Evaluation of safety with some measure of activity.

          "Phase II": Evaluation of safety, dosing and activity or efficacy.

          "Phase III": Larger scale evaluation of safety and efficacy.

     See "Business--Government Regulation." The actual timing of events can vary dramatically due to a variety of factors. See "--Risk Factors--Our clinical trials could take longer to complete than we expect."

(2)  Collaboration is in the form of a joint venture.

Symptom Management and Supportive Care

   Opioids are the mainstay in controlling severe pain, with approximately 170 million prescriptions written annually in the U.S. To relieve pain, narcotic medications such as morphine, codeine, and other opioid derivatives interact with receptors that are located in the brain and spinal cord. Opioids also activate receptors outside the central nervous system resulting in many cases in undesirable side effects, including constipation, delayed gastric emptying, nausea and vomiting, pruritis and urinary retention. Reversing the peripheral side effects of opioid pain therapy, while maintaining analgesia, represents a major treatment dilemma and a large, unmet medical need.

Methylnaltrexone

   In October 2001, we entered into an agreement with UR Labs, Inc., to obtain the worldwide exclusive rights to methylnaltrexone ("MNTX"), an investigational drug in late-stage clinical development designed to reverse certain side effects of opioid pain medications. UR Labs licensed MNTX from the University of Chicago, where it was discovered. MNTX is designed to block opioids from activating the peripheral receptors in the body that cause side effects, such as constipation, delayed gastric emptying, nausea and vomiting, pruritis and urinary retention. As MNTX does not cross the blood-brain barrier in humans, it does not interfere with brain-centered pain relief.

   Under the auspices of the University of Chicago, MNTX has been studied in over 350 patients and volunteers in 14 clinical trials. Published studies have reported that the compound was well tolerated and highly active in blocking opioid-associated side effects without interfering with analgesia. In addition, in October 2001, the University of Chicago Medical Center initiated a double-blind, randomized Phase II study evaluating subcutaneous doses of MNTX in cancer patients for the treatment of opioid-induced constipation. Constipation is one of the debilitating complications of opioid pain therapy that is not adequately treated with currently available laxatives and stool softeners.

   Subsequent to our entering into the UR Labs Agreement, we announced in October 2001 statistically significant, positive results from additional Phase II clinical studies of MNTX. Clinicians at the University of Chicago reported that administration of MNTX prevented morphine-induced bowel paralysis and reduced, in the aggregate, 12 common side effects of morphine. Investigators further reported that subcutaneous administration of MNTX produced clinical activity similar to that of intravenous or oral administration of the drug.

   In February 2002, we initiated a Phase IIb clinical trial of subcutaneous MNTX directed to the reversal of narcotic-induced constipation, a problem for many patients treated with opioid pain medication. The clinical trial, using subcutaneous doses of MNTX, is being conducted with patients being treated in a hospice setting. Approximately 550,000 patients die from cancer in the U.S. each year with the vast majority of these patients treated with opioids for pain. An estimated 50% to 70% of such patients develop constipation. The goal of the study is to gather more information about dosing and tolerability of MNTX in preparation for Phase III clinical trials that we are scheduling to begin in late 2002.

   We believe that preclinical studies and clinical results support expanded clinical testing of MNTX as a potential treatment for post-surgical bowel dysfunction, a paralysis of the gastrointestinal tract that frequently occurs after abdominal surgery and is accompanied by nausea, vomiting, and urinary retention. An estimated five-million patients annually in the US are at high risk for developing post-surgical bowel dysfunction. We intend to initiate in late 2002 Phase II clinical studies of intravenous MNTX in post-surgical bowel dysfunction.

   Another clinical development opportunity we plan to pursue for MNTX is the reversal of opioid-induced bowel dysfunction in ambulatory patients with chronic pain, including those suffering from headaches, joint pain, lower-back pain, sickle-cell disease, fibromyalgia, and other disorders. According to a recent national survey conducted for the American Pain Society and American Academy of Pain Medicine, approximately four-million patients take opioids for chronic pain relief associated with various diseases and conditions. We expect to initiate Phase II clinical trials with oral MNTX for bowel dysfunction in patients who must take opioids for chronic pain in 2003.

   Given the extent of MNTX clinical testing completed or planned to date, the Company believes it will be able to chart a development path that is designed for timely submission of this compound for regulatory consideration. Pending successful clinical trials and medical and regulatory reviews, we believe that MNTX may be the first product candidate in our pipeline to be approved for marketing.

The Human Immune System

   The human immune system protects the body from disease by specifically recognizing and destroying invading viruses, bacteria and other pathogens. In addition, the immune system is capable of recognizing and eliminating from the body abnormal cells, such as cells infected with viruses and bacteria, and cancer cells. This recognition function relies on the immune system's ability to identify as foreign specific molecular configurations which are generically called antigens. White blood cells, particularly B and T lymphocytes, have the ability to recognize antigens made by infectious agents and abnormal cells and react to them. For example, B lymphocytes produce antibodies that recognize specific antigens. Antibodies are complex protein molecules that can bind to these antigens and neutralize or eliminate infectious agents and cancer cells.

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

HIV Therapeutics

   HIV (human immunodeficiency virus) infection causes a slowly progressive deterioration of the immune system which results in AIDS (Acquired Immune Deficiency Syndrome). HIV specifically infects cells that have the CD4 receptor on their surface. Cells with the CD4 receptor are critical components of the immune system and include T lymphocytes, monocytes, macrophages and dendritic cells. The devastating effects of HIV are largely due to the multiplication of the virus in these cells resulting in their dysfunction and destruction.

   Viral infection occurs when the virus binds to a host cell, enters the cell, and by commandeering the cell's own reproductive machinery, creates thousands of copies of itself within the host cell. This process is called viral replication. Our scientists and their collaborators have made important discoveries in understanding how HIV enters human cells and initiates viral replication.

   In the 1980s, our scientists, in collaboration with researchers at Columbia University in New York City, the Institute of Cancer Research in London, and the Centers for Disease Control and Prevention in Atlanta, demonstrated that the initial step of HIV infection involves the specific attachment of the virus to the CD4 receptor on the surface of human immune system cells. These researchers also showed that a specific glycoprotein, gp120, located on the surface of the virus, binds with high affinity to the CD4 receptor. Although these researchers demonstrated that binding to CD4 was necessary for HIV attachment, further discoveries have shown that attachment alone is not sufficient to enable the virus to enter the cell and initiate viral replication.

   Subsequently, our scientists, in collaboration with researchers at the Aaron Diamond AIDS Research Center (ADARC), described in an article in Nature the discovery of a co-receptor for HIV on the surface of human immune system cells. This co-receptor, CCR5, enables fusion of HIV with the cell membrane after binding of the virus to the CD4 receptor. This fusion step results in entry of the viral genetic information into the cell and subsequent viral replication. These scientists further determined that the gp120 binding site on CCR5 is a discrete region at one end of the CCR5 molecule. Further work by other scientists has established the existence of a second co-receptor, CXCR4.

   The HIV therapy research and development programs we are pursuing alone and in collaboration with our academic and commercial partners, have been recognized by the award of $4.9 million in National Institutes of Health grants and research contracts in 2001.

Progenics' HIV Receptor Technologies

   Based on our participation in the discoveries of CD4 and CCR5, we are pursuing several approaches in the research and development of products designed to block entry of HIV into human immune system cells. Our PRO 542 product candidate and our viral-entry inhibition programs are based on the CD4 receptor, and our PRO 140 and HIV co-receptor/fusion programs are based on the CCR5 and CXCR4 co-receptors.

   Because HIV must first attach to the CD4 receptor to infect human cells, we believe that the part of the HIV gp120 glycoprotein that attaches to the CD4 receptor on immune system cells must remain constant across all strains of the virus. The gp120 glycoprotein is located on the exterior of HIV. PRO 542 incorporates a part of the CD4 receptor into genetically engineered molecules that function like antibodies and are designed to bind specifically to the gp120 glycoprotein of HIV. In in vitro tests, these molecules have demonstrated the ability to bind with high affinity to gp120 glycoproteins from a wide range of HIV strains, including the strains most prevalent in the U.S. and the rest of the world. Our technology is targeted to a part of HIV that is believed to be necessary for the virus to enter cells. Mutation at this site would likely render the virus non-infectious, as it would be unable to attach and infect immune-system cells. By targeting this attachment site of the virus, we believe that our technology may address the viral resistance seen with other HIV therapeutics caused by the high mutation rate of the virus.

   In another program, we have developed a panel of monoclonal antibodies against CCR5 that have been shown to block the ability of HIV to infect cells isolated from healthy individuals by inhibiting virus-to-cell fusion. One of these monoclonal antibodies, which we have designated PRO 140, is designed to inhibit HIV fusion in vitro at concentrations that have no apparent effect on the normal function of CCR5.

   Target Market

   Our HIV therapeutic product candidates are designed primarily for use in asymptomatic HIV-positive individuals. Accordingly, the target population for these products is patients who are aware of their infection but do not yet have AIDS. Although there are few signs of disease in an HIV-positive individual during the asymptomatic period, the virus is replicating in the body by infecting healthy cells. The World Health Organization (WHO) estimated that as of the end of 2001, 1.5 million people in North America, Western Europe, and Australia and 40 million people worldwide were living with HIV. According to WHO, approximately 75,000 people in high-income developed countries were newly infected with HIV during 2001.

   Current Therapies

   At present, two classes of products have received marketing approval from the U.S. Food & Drug Administration (FDA), the agency that regulates new drug approvals in the United States, for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors and protease inhibitors. Both types of drugs are inhibitors of viral enzymes and have shown efficacy in reducing the concentration of HIV in the blood and prolonging asymptomatic periods in HIV-positive individuals, especially when administered in multi-drug combination.

   While combination therapy slows the progression of disease, it is not a cure. HIV's rapid mutation rate results in the development of viral strains that are resistant to reverse transcriptase and protease inhibitors. The potential for resistance is exacerbated by interruptions in dosing which lead to lower drug levels and permit increased viral replication. Non-compliance is common in patients on combination therapies, since these drug regimens often require more than a dozen tablets to be taken at specific times each day. An additional problem is that currently approved drugs produce toxic side-effects in many patients, affecting a variety of organs and tissues, including the peripheral nervous system and gastrointestinal tract. These side-effects may result in patients interrupting or discontinuing therapy.

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

   In in vitro and ex vivo tests that we conducted in collaboration with scientists at the Aaron Diamond AIDS Research Center and the Centers for Disease Control and Prevention, PRO 542 neutralized a wide variety of clinical strains of HIV as well as viruses from the blood of HIV-positive individuals. In studies at ADARC, PRO 542 protected severe-combined-immune-deficient mice transplanted with human peripheral blood lymphocytes against infection by the three HIV strains tested, including strains of the virus isolated from HIV-positive individuals.

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

   The second dose-escalation Phase I/II clinical trial was conducted in HIV-positive children at Baylor College of Medicine in Houston, the University of California at San Francisco, and the University of Pennsylvania by the AIDS Clinical Trials Group, a leading cooperative HIV research group supported by the National Institute of Allergy and Infectious Diseases. This trial was the first time PRO 542 was tested on children or in multiple doses. All patients treated demonstrated a decrease in viral load. Additionally, the drug was well tolerated by all patients tested. During 2000 we initiated, in cooperation with the Pediatric AIDS Clinical Trial Group (PACTG) of the National Institutes of Health, a new Phase II trial to define the dose and frequency of administration of PRO 452 for HIV-infected children, including those resistant to available antiviral therapies. We are presently conducting Phase II clinical trials of PRO 542 in adults and children.

   We also determined in preclinical in vitro testing that the combination of PRO 542 and T-20, another investigational drug being developed by Trimeris, Inc. in collaboration with F. Hoffmann-La Roche Ltd., demonstrated significantly enhanced anti-HIV activity in blocking the entry of HIV into healthy cells. In further preclinical in vitro studies, it was also shown that a "triple cocktail" of PRO 542, PRO 140 and T-20, each of which inhibits a different step in the sequence of events leading to the entry of HIV into targeted cells, acted synergistically to block HIV infection of healthy cells. A scientific article regarding this research subsequently appeared in the Journal of Infectious Diseases.

   In October 2001, we announced the results of preclinical studies that demonstrated that PRO 542 possesses potent antiviral activity when given by multiple routes of administration, including subcutaneous injection. The studies demonstrated that PRO 542 reduced viral load to undetectable levels in a well-recognized animal model of HIV infection and may point the way towards simplified dosing regimens in man.

   In addition, in June 2001, the Company entered into an agreement with Formatech, Inc. whereby it engaged Formatech to assist in the development of improved product formulations for subcutaneous and intramuscular delivery of PRO 542. This agreement is subject to expansion based on the results and successful completion of the first phase of the product formulation work.

   In February 2000, we entered into a development and supply agreement with Genzyme Transgenics Corporation, continuing the collaboration we commenced in September 1997. The objective of this program is to develop a transgenic source of PRO 542 using Genzyme Transgenics' proprietary technology. This collaboration is designed to result in commercial-scale manufacture by producing PRO 542 in the milk of transgenic goats. The expanded agreement was entered into upon the successful outcome of transgenic feasibility studies conducted by Genzyme Transgenics. During 2001, the first transgenic goats containing the PRO 542 gene were born, and Genzyme Transgenics is in the process of breeding transgenic animals that express sufficient concentrations of the PRO 542 protein. The development of transgenic animals that express adequate concentrations of PRO 542 to be commercially viable has taken longer than initially anticipated. However, we believe that further pursuit of this method of production is warranted.

   In March 2002, we announced that PRO 542 produced a significant antiviral response in HIV-infected individuals who were no longer responding to currently available antiretroviral medications. In treatment-experienced patients, a single dose of PRO 542 reduced viral concentrations by 60% to 80% on average. In these clinical studies, PRO 542 was well tolerated and produced statistically significant acute reductions in viral load in patients who received a single 25 mg/kg intravenous infusion of the drug. These findings extend previous studies of four intravenous doses ranging to 10 mg/kg. In addition, an analysis of data from 22 adults treated with single-dose PRO 542 in a Phase I/II study identified a subgroup of patients who were the most highly responsive to therapy. These patients were failing conventional therapies and had evidence of advanced disease as measured by low numbers of CD4 T cells (5200 cells/mm3) and/or high viral loads (4100,000 copies/mL) before treatment with PRO 542. The viral load reductions in these patients ranged from 0.4 to 0.8 log10 copies/mL, were dose-dependent, and were sustained for two to four weeks. We expect to complete the Phase II clinical program for PRO 542 in 2003.

   PRO 140: HIV Therapy

   In May 1999, we announced the development of a panel of proprietary anti-CCR5 monoclonal antibodies created at Progenics and evaluated in collaboration with the Aaron Diamond AIDS Research Center (ADARC). These antibodies are designed to block the ability of HIV to infect cells isolated from healthy individuals by inhibiting virus-cell fusion, an approach not targeted by current HIV therapies. One murine monoclonal antibody, which we have designated PRO 140, inhibited HIV infection at concentrations that had no apparent effect on the normal function of CCR5. We believe that these properties were correlated with PRO 140's ability to bind to a distinct site on CCR5 that does not interfere with the normal receptor function of CCR5.

   During 2000, we announced the findings from a preclinical study carried out in collaboration with ADARC in which PRO 140 potently blocked each of 17 primary HIV isolates that use CCR5 as a fusion co-receptor. These viruses are typical of those associated with person-to-person transmission of HIV and predominate during the early stages of infection, when antiviral therapies have proven to be most effective. PRO 140 was shown in these in vitro models to be effective at protecting both primary T-cells and macrophages, immune system cells that provide the major targets for HIV infection in vivo. We also announced in 2000 the results of preclinical in vitro studies where it was shown that a "triple cocktail" of PRO 542, PRO 140 and T-20, each of which inhibits a different step in the sequence of events leading to the entry of HIV into targeted cells, acted synergistically to potently block HIV infection of healthy cells. T-20 is an investigational drug being developed by Trimeris, Inc., in collaboration with F. Hoffmann-La Roche Ltd.

   In January 2001, we announced the publication of a scientific article in the Journal of Virology describing how PRO 140 demonstrated potent, broad-spectrum antiviral activity against more than forty genetically diverse "primary" HIV viruses isolated directly from infected individuals in vitro. In April 2001, we announced that single doses of a murine-based PRO 140 reduced viral burdens to undetectable levels in a well-recognized animal model of HIV infection. In mice treated with PRO 140, initially high HIV concentrations became undetectable for up to nine days after a dose of the experimental drug.

   In 2001, we also reported that we had elucidated the molecular basis for the synergistic antiviral activity observed for HIV entry inhibitors PRO 542, PRO 140 and the fusion inhibitor T-20. T-20 is being developed by Trimeris, Inc. and F. Hoffmann-La Roche Ltd. The multi-step nature of HIV entry into cells-attachment, co-receptor binding, fusion-may leave the virus susceptible to inhibition by combinations of drugs that act at different stages of the process. In laboratory studies, the drug combinations provided a synergistic activity whereby actions of the first drug (PRO 542 or PRO 140) temporarily immobilizes the virus and "holds" it in a way that makes it more susceptible to the second drug (PRO 140 or T-20). Preclinical studies also demonstrated that HIV failed to develop resistance to PRO 140 despite 40 weeks of continued exposure to the drug. This period is considerably longer than that required for HIV to develop resistance to other classes of antiviral agents in similar laboratory studies.

   In December 2001, we reported that multiple doses of PRO 140 reduced and then maintained viral loads at undetectable levels for the duration of therapy in an animal model of HIV infection. Sustaining undetectably low levels of virus in the blood is a primary goal of HIV therapy.

   Effective April 1999, we entered into a development and license agreement with Protein Design Labs, Inc. (PDL), for the development of a humanized version of PRO 140 that retains the antibody's antiviral activity but which is more suitable for chronic use in humans. In February 2002, we announced that we had selected a humanized form of the PRO 140 antibody for clinical testing. Unlike its mouse-based predecessor, humanized PRO 140 is designed to be suitable for repeat dosing in humans. Humanization of the PRO 140 monoclonal antibody was accomplished under a collaborative agreement with PDL. We expect to file an Investigational New Drug Application with the U.S. FDA for humanized PRO 140 and enter Phase I/II clinical trials in 2003.

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

   In November 2001, we were awarded approximately $600,000 from the National Institutes of Health (NIH) for the development of novel inhibitors of HIV entry and infection. Entry inhibitors are a promising new class of HIV drugs that may offer significant benefits in both safety and efficacy over currently available HIV therapies. The grant supports an ongoing collaboration between Progenics and Pharmacopeia, Inc. to develop orally available small-molecule inhibitors of the HIV envelope glycoprotein gp41, which mediates fusion and entry of HIV into cells of the human immune system. The project combines Pharmacopeia's proprietary, high-throughput assays with screening technologies developed at Progenics for identifying fusion inhibitors. Pharmacopeia has utilizing these technologies to screen its libraries of several million novel, drug-like compounds, and screening of other libraries is underway for other undisclosed targets.

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

   In February 2002, we reported the identification of small-molecule CCR5 inhibitors with novel antiviral properties, which were identified in collaboration with the Roche Group, using our proprietary approach to identifying CCR5 inhibitors. The compounds potently and specifically blocked HIV entry in multiple laboratory studies. In addition, these compounds had little or no effect on the normal function of CCR5.

   In March 2002, Roche exercised its right to discontinue funding the research being conducted under this Agreement and we are in discussions with Roche to determine the future development program for the compounds identified during the four years of collaborative effort.

   Sulfated Peptides

   In collaboration with ADARC, we have identified specific naturally-occurring chemical modifications to CCR5 that govern its binding to HIV. Synthetic peptides incorporating these modifications potently blocked the binding of HIV to CCR5 on the cell surface. The modified CCR5 co-receptor peptides also inhibited certain HIV strains from entering target cells in vitro. The modified CCR5 co-receptor peptides may constitute a new class of HIV fusion inhibitors and also may provide a tool for identifying small-molecule drugs that target CCR5. Continuing our preclinical work on these modified CCR5 peptides with our academic collaborators at Albert Einstein College of Medicine, we have identified the specific binding site for HIV on CCR5.

   In February 2001, we selected a lead therapeutic sulfated CCR5 peptide for further drug development. We also announced the publication of a scientific article describing how sulfated CCR5 peptides mimic the CCR5 receptor, a structure used by the virus to infect cells. Sulfated CCR5 peptides attach to HIV in a way that specifically inhibits the binding of the virus to human immune system cells. Sulfated CCR5 peptides target a region on the virus that does not appear to vary across different strains of HIV, suggesting that such molecules might be broadly active against diverse strains of the virus, including those resistant to conventional therapies. In laboratory studies, a sulfated CCR5 peptide that was only nine amino acids long represented the minimum or core structure recognized by HIV in its bid to gain entry into a cell. The findings were reported by scientists from Progenics and the Albert Einstein College of Medicine, Bronx, NY, and were reported in the Journal of Virology.

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

   Our cancer vaccines use known amounts of chemically defined antigens, not dead cancer cells or crude extracts from cancer cells. As a result, we are able to measure specific immune responses to each of the gangliosides used in our vaccines. We also believe that there is a reduced likelihood of variability in our products which greatly simplifies the manufacturing processes.

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

GMK: Therapeutic Vaccine for Malignant Melanoma

   Our most clinically advanced product under development is GMK, a proprietary therapeutic vaccine for melanoma that is currently in two pivotal Phase III clinical trials. GMK, which is the first cancer vaccine based on a defined cancer antigen to enter Phase III clinical trials, is designed to prevent recurrence of melanoma in patients who are at risk of relapse after surgery. GMK is composed of the ganglioside GM2 conjugated to the carrier protein keyhole limpet hemocyanin, or KLH, and combined with the adjuvant QS-21. QS-21 is a compound in the StimulonTM family of adjuvants developed and owned by Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, Inc.

   In May 2001, we announced our joint decision with Bristol-Myers Squibb Company to end our GMK and MGV cancer vaccine collaborative development agreement originally formed in July 1997. Upon such termination, the licenses granted to BMS were terminated and we reacquired full control and responsibility for our development programs for these vaccines, as well as a one time payment of $9.8 million.

   Target Market

   Melanoma is a highly lethal cancer of the skin cells that produce the pigment melanin. In early stages, melanoma is limited to the skin, but in later stages it can spread to the lungs, liver, brain and other organs. The National Cancer Institute (NCI) estimated that in 1999 there were 480,000 melanoma patients in the United States. The American Cancer Society estimates that there will be 53,600 new cases of melanoma diagnosed in the U.S. in 2002. Melanoma accounts for 4% of skin cancer cases, but 79% of skin cancer deaths. Melanoma has one of the fastest growing incidence rates of any cancer in the United States. Increased exposure to the ultraviolet rays of the sun may be an important factor contributing to the increase in new cases of melanoma.

   Melanoma patients are categorized according to the following staging system:

                                Melanoma Staging


             Stage I                       Stage II                Stage III               Stage IV
             -------                       --------                ---------               --------
lesion less than 1.5 mm thickness     lesion greater than   metastasis to regional    distant metastasis
                                      1.5 mm thickness      draining lymph nodes
no apparent metastasis                local spread from     regional spread from
                                      primary cancer site   primary cancer site


   GMK is being developed for the treatment of patients with Stage II or Stage III melanoma. The American Cancer Society estimates that approximately 50% of new melanoma patients are diagnosed with Stage II or Stage III melanoma and that approximately half of all Stage III melanoma patients will experience recurrence of their cancer and die within five years after surgery.

   Current Therapies

   Standard treatment for melanoma patients includes surgical removal of the cancer. Thereafter, therapy varies depending on the stage of the disease. For Stage I and II melanoma patients, treatment generally consists of close monitoring for recurrence. The only approved treatment for Stage III melanoma patients is high-dose alpha-interferon. However, treatment with high-dose alpha-interferon causes substantial toxicities, requires an intensive treatment over twelve months (intravenous administration five-days-a-week for the first month followed by subcutaneous injections three-times-a-week for the remaining eleven months) and costs approximately $35,000 for the drug alone.

   Other approaches for treatment of Stage II or III melanoma patients are currently under investigation, but none has been approved for marketing in the U.S. These experimental therapies include chemotherapy, low-dose alpha-interferon, and other vaccines.

   Clinical Trials

   GMK entered a pivotal Phase III clinical trial in the United States in August 1996. A pivotal clinical trial is one that is designed to produce results sufficient to support regulatory approval. GMK was administered in this study on an out-patient basis by 12 subcutaneous injections over a two-year period. In May 2001, we initiated in Europe a large international Phase III clinical trial of the GMK vaccine. In this study patients recruited from Europe as well as Australia are randomized after surgery to receive either GMK or the current standard of care, which is no treatment but close monitoring. Patients on the vaccine arm of this study will receive 14 doses of GMK over three years, with an estimated two years of additional follow-up.

   The ongoing U.S. Phase III clinical trial compares GMK with high-dose alpha-interferon in Stage IIb (advanced Stage II) and Stage III melanoma patients who have undergone surgery but are at high risk for recurrence. This randomized trial, which exceeded its targeted enrollment of 851 patients by September 1999, has been conducted nationally by the Eastern Cooperative Oncology Group (ECOG) in conjunction with the Southwest Oncology Group (SWOG) and other major cancer centers, cooperative cancer research groups, hospitals and clinics. ECOG and SWOG are leading cooperative cancer research groups supported by the NCI and are comprised of several hundred participating hospitals and clinics, primarily in the United States. The primary endpoint of the U.S. trial is a comparison of the recurrence of melanoma in patients receiving GMK versus patients receiving high-dose alpha-interferon. Additionally, the study is designed to compare quality of life and overall survival of patients in both groups.

   In May 2000, as a result of an unplanned early analysis of a subset of the 880 patients enrolled in the trial, ECOG recommended to clinical investigators participating in the trial that they discontinue administering GMK. ECOG's decision was based on its early analysis of data from the subset group which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha-interferon.

   We believe ECOG's action was premature. At the time of the ECOG action, many of the patients had not yet completed their full course of therapy with GMK. Since the onset of biological activity for the GMK vaccine appears later than that of alpha-interferon, which is given in high doses over a shorter time period, we believe that in the longer term the benefits of GMK to melanoma patients may be demonstrated. In addition, the analysis conducted by ECOG indicated that GMK was better tolerated and had five times less frequent and much less severe side effects than high-dose alpha-interferon. Based on these considerations, we are continuing this trial as an extension study until the scheduled completion of the trial. ECOG is assisting us in continued patient follow-up and data compilation, and we anticipate analyzing the results from this study in 2002.

   In May 2001, we initiated of a large international Phase III clinical trial of the GMK vaccine to prevent the relapse of malignant melanoma, the deadliest form of skin cancer. The study is being conducted with the EORTC (European Organization for Research and Treatment of Cancer), Europe's leading cancer cooperative group. The EORTC Phase III trial expects to enroll 1,300 patients who are at intermediate risk for recurrence of the disease. The study is recruiting patients from Europe as well as Australia. EORTC will randomize patients after surgery to receive either GMK or the current standard of care, which is no treatment but close monitoring. Patients on the vaccine arm of the study will receive 14 doses of GMK over three years, with an estimated two years of additional follow-up. The primary endpoint of this trial is to compare the recurrence of melanoma in patients receiving GMK versus in patients receiving observation with no treatment. The study will also compare overall survival of patients in both groups. Given the size and duration of this trial, results are not anticipated for several years.

MGV: Therapeutic Vaccine for Certain Cancers

   Our second ganglioside conjugate vaccine in development, MGV, is a proprietary therapeutic vaccine for cancers which express GD2 or GM2 gangliosides. These cancers include colorectal cancer, lymphoma, small cell lung cancer, sarcoma, gastric cancer and neuroblastoma. MGV has three components: (i) GM2-KLH, or GM2 ganglioside conjugated to KLH; (ii) GD2-KLH, or GD2 ganglioside conjugated to KLH; and (iii) QS-21 adjuvant. MGV is designed to prevent recurrence of cancer and prolong overall survival of patients after their cancer has been removed by surgery or reduced by chemotherapy or radiation therapy. In May 2001, we reacquired all rights to MGV from Bristol Myers Squibb Company.

   Target Market

   MGV targets cancers that the American Cancer Society estimated had an aggregate incidence in the United States of over 250,000 new cases during 2000. The American Cancer Society also estimated that more than 135,000 persons died from these targeted cancers, representing nearly 25% of all deaths from cancer during 2000.

   Clinical Trials

   MGV completed a Phase I/II clinical trial in 2000 under an institutional IND at Memorial Sloan-Kettering Cancer Center (MSKCC). The primary objectives of the study were to establish the safety of MGV and the ability of the vaccine to induce specific immune responses to both GD2 and GM2 gangliosides in patients with different cancer types. In addition, a goal of the study was to find the best ratio of GD2 and GM2 gangliosides in MGV to be used in future clinical trials.

   In this clinical trial, 31 patients with high-risk melanoma and sarcoma were immunized with MGV over a period of nine months. Patients were randomly assigned to five groups receiving a fixed dose of GM2-KLH and QS-21 adjuvant and one of a number of escalating doses of GD2-KLH. In January 2001, we announced publication of MGV clinical trial results in the journal Clinical Cancer Research. This study showed that the combination of GM2-KLH/GD2-KLH/QS-21 could produce antibodies to GM2 and GD2 and was well-tolerated. Specifically, MGV induced antibodies to the GM2 ganglioside in 97% of patients. In addition, 91% of patients who received an optimal dose of the vaccine also developed antibodies to GD2. We previously reported that anti-ganglioside antibodies taken from vaccinated patients kill tumor cells in vitro. The study demonstrated that for the first time in cancer patients that it is possible to induce antibody responses to two gangliosides using a bivalent vaccine. Additional Phase I/II studies are ongoing at MSKCC evaluating an optimized GD2 vaccine component.

PSMA

   Prostate cancer is the most common form of cancer affecting U.S. males and is the second leading cause of cancer deaths in men each year. The American Cancer Society estimates that 30,200 men will die from prostate cancer, and 189,000 new cases will be diagnosed in 2002. Conventional therapies include radical prostectomy, in which the prostate gland is surgically removed, radiation and hormone therapies, chemotherapy and "watchful waiting." Surgery and radiation therapy are associated with urinary incontinence and impotence. Hormone therapy and chemotherapy are generally not intended to be curative and are not actively used to treat localized, early-stage prostate cancer.

   Through the PSMA Development Company LLC (the "Joint Venture"), our joint venture with Cytogen Corporation, we are engaged in a research and development program relating to vaccine and antibody immunotherapeutics based on Prostate Specific Membrane Antigen ("PSMA"). PSMA is a protein that is abundantly expressed on the surface of prostate cancer cells, but not normal cells. We believe this antigen may have applications in immunotherapeutics for prostate cancer and potentially for other types of cancer. In December 2001, the Joint Venture announced that it had identified the molecular structure of PSMA, a finding which may have fundamental implications for development of prostate cancer immunotherapies.

   In September 2000, we announced the selection for development of a new PSMA vaccine, comprised of a genetically engineered, or recombinant, form of the PSMA protein and a potent immunological stimulant, or adjuvant, and designed to stimulate a patient's immune response system to recognize and destroy prostate cancer cells. We expect to commence a Phase I/II clinical trial in 2002 on this therapeutic vaccine candidate.

   We are also pursuing, in parallel, a vaccine strategy that utilizes novel and proprietary viral vectors designed to deliver the PSMA gene to the immune system in order to generate potent and specific immune responses to the prostate cancer cells. PSMA-based immunotherapy is designed to destroy cancer cells while sparing healthy tissue. In September 2001, the Joint Venture entered into a worldwide exclusive licensing agreement with AlphaVax Human Vaccines, Inc., to use the AlphaVax Replicon Vector (ArV2) system to create a therapeutic prostate cancer vaccine incorporating the PSMA antigen. Preclinical studies of this viral-vector prostate cancer vaccine generated a potent dual-immune response against PSMA, yielding both antibodies and killer T cells, the two principal mechanisms used by the immune system to eliminate abnormal cells. We are completing our preclinical development activities on the PSMA ArV vaccine in anticipation of Phase I/II clinical studies in 2003.

   In November 2000, the Joint Venture announced the development of a new generation of novel murine monoclonal antibodies which identify and bind to the three-dimensional structure of PSMA as presented on cancer cells. These antibodies represent potentially excellent candidates for therapy development since they possess a higher affinity and specificity for PSMA than antibodies which do not recognize the physical structure of the target antigen.

   In March 2001, the Joint Venture entered into a collaboration with Abgenix, Inc. to use the company's XenoMouse technology for generating fully human antibodies to PSMA and announced the successful creation of these human antibodies to PSMA. Clinical trials in prostate cancer patients of a human monoclonal antibody to PSMA are scheduled to begin in 2003.

   Through the Joint Venture, we are in preclinical development of therapies based on "naked," radiolabelled, and toxin-conjugated forms of these antibodies designed to selectively target and destroy PSMA-expressing cancer cells.

Stroke: DHA

   In February 1999, we licensed from Memorial Sloan-Kettering Cancer Center patent rights and technology relating to a derivative of vitamin C called dehydroascorbic acid, or DHA. We have obtained exclusive worldwide rights to use DHA for treatment of disease involving oxidative damage to tissue, including tissues of the central nervous system.

   Antioxidants are compounds that act as scavengers of free radicals - highly unstable molecules that play a role in certain diseases that damage tissue. Studies have shown that antioxidants can slow the progression of degenerative neurological diseases, such as Alzheimer's disease. Vitamin C is a potent antioxidant, but does not easily cross from the circulatory system into the brain. David W. Golde, M.D. of Memorial Hospital and his colleagues at Sloan-Kettering have shown that DHA readily crosses the blood-brain barrier and, once in the brain, is converted into vitamin C. As a result of these properties, we believe that DHA is a promising drug candidate for a broad range of neurodegenerative diseases caused by oxidative stress, such as ischemic stroke.

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

   In May 2001, we announced that DHA significantly decreased brain damage and neurological deficits when administered as long as three hours after a stroke in an animal model. We are currently conducting additional proof-of-concept studies to complete the preclinical development program.

   In 2001, we were awarded approximately $300,000 from the National Institutes of Health (NIH) for the development of DHA as a therapy for ischemic stroke. The award was a Phase I Small Business Innovation Research (SBIR) grant. The grant will support continued preclinical efficacy studies, early manufacturing scale-up, and formulation development.

Corporate Collaborations

Bristol-Myers Squibb Company

   In May 2001, we announced our joint decision with Bristol-Myers Squibb Company to end our GMK and MGV cancer vaccine collaborative development agreement originally formed in July 1997. Upon such termination, the licenses granted to BMS were terminated and we reacquired full control and responsibility for our development programs for these vaccines, as well as a one time payment of $9.8 million.

Roche Group

   In December 1997, we entered into a collaboration agreement with the Roche Group of Basel, Switzerland to discover and develop novel HIV therapeutics that target the fusion co-receptors CCR5 and CXCR4. This collaboration, among other things, provided for Roche to apply its library of small-molecule compounds to our original screening assays in order to identify inhibitors of the interaction between HIV co-receptors and HIV. This program is in the early stage of drug discovery.

   Under the terms of the Roche agreement, we have granted to Roche a license covering products to which we have rights or that are developed as a result of the collaboration and which have been identified as, or developed for the purpose of, inhibiting the interaction between chemokine receptors that act as HIV co-receptors, including CCR5 and CXCR4, and HIV, which interaction results in fusion of HIV with cells. The license does not extend to certain classes of molecules, as to which we have retained rights. Pursuant to this license, Roche has an exclusive worldwide right to develop, make, have made, use, sell, offer to sell and import any covered products for the therapy of HIV infection. Subject to specified restrictions, Roche retains the right to grant sublicenses under the Roche agreement. The term of the license continues until the expiration of all obligations to pay royalties and then converts to a fully paid license.

   Pursuant to the Roche agreement, Roche made an up-front payment and a milestone payment and is obligated to make further milestone payments, fund research and pay royalties on the sale of any products commercialized as a result of the collaboration. We are also entitled to contingent licensing rights. This research collaboration had an original term of three years and was subsequently extended for two additional years by mutual agreement. In March 2002, Roche exercised its right to discontinue funding the research being conducted under this Agreement and we are in discussions with Roche to determine the future development program for the compounds identified during the four years of collaborative effort.

Cytogen Corporation

   We have entered into a joint venture collaboration with Cytogen Corporation to develop vaccine and antibody-based immunotherapeutic products based on Prostate Specific Membrane Antigen. This collaboration is a joint venture structured in the form of a mutually owned limited liability company. All patents and know how currently owned or acquired in the future by Progenics or Cytogen and useful in the development of PSMA-based antibody or vaccine immunotherapeutics have been licensed to the joint venture. The principal intellectual property licensed initially are several patents and patent applications owned by Sloan-Kettering that cover PSMA. By the terms of the agreement, we are responsible for preclinical and clinical development, and Cytogen is principally responsible for product marketing. In addition, we have certain co-promotion rights. The license agreement terminates on the last to expire or terminate of any licensable rights to patents or patent applications licensed by Progenics or Cytogen to the joint venture.

   The joint venture aspects of the collaboration are governed by a limited liability company agreement. This agreement provides generally for joint management. The agreement also provided for our payment of not more than $3.0 million of the initial research and development funding and $2.0 million in payments the joint venture is required to pay Cytogen over time. Any other funding obligations are to be shared 50/50, with voting and ownership dilution resulting if a party fails to fund its share. We and Cytogen reached a mutually satisfactory agreement with respect to the resolution of a dispute related to the timely reacquisition on behalf of the Joint Venture of certain rights from a third party, which we had reported last year.

Genzyme Transgenics Corporation

   We have entered into a collaboration with Genzyme Transgenics to develop a transgenic source of the PRO 542 molecule. Under this agreement, Genzyme Transgenics has engaged in a program designed to result in the establishment of a line of transgenic goats capable of expressing the molecule in lactation milk. We are obligated to pay Genzyme Transgenics certain fees to conduct the program as well as additional fees upon the achievement of specified milestones. If the program is successful, we may elect to enter into a further agreement for production by Genzyme Transgenics of commercial-scale quantities of the molecule, the principle terms of which have been agreed upon.

Formatech, Inc.

   In June 2001, the Company entered into a collaborative agreement with Formatech, Inc. to develop improved product formulations for PRO 542. The Company is obligated to pay Formatech certain fees for the conduct of its activities under the program, which is subject to expansion based on the results of the first phase of the work. The Formatech agreement may be terminated by us upon 30 days prior written notice.

Pharmacopeia, Inc.

   In March 2000, we entered into a research and license agreement with Pharmacopeia, Inc. to discover small molecule HIV therapeutics that block the attachment of the virus to its primary cellular receptor, CD4. This agreement expanded a collaboration with Pharmacopeia commenced in September 1997. Under the terms of the new agreement, we have provided proprietary CD4 attachment assays and expertise related to the interaction between HIV and CD4 and Pharmacopeia is engaging in a screening program of its internal compound library. In August 2000, we expanded our collaboration with Pharmacopeia further to add two additional programs, including one program directed to the HIV envelope glycoprotein gp41. Pharmacopeia has utilizing these technologies to screen its libraries of several million novel, drug-like compounds, and screening of other libraries is underway for other undisclosed targets. We will be granted a license to active compounds identified in the program. We are obligated to pay Pharmacopeia fees for its screening programs as well as additional amounts upon the achievement of specified milestones and royalties on any sales of therapeutics marketed as a result of the collaboration.

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

   UR Labs, Inc. In October 2001, we entered into an agreement with UR Labs, Inc. (the "URL Agreement") to obtain worldwide exclusive rights to methylnaltrexone (MNTX), an investigational drug in late-stage clinical development. UR Labs has exclusively licensed MNTX from the University of Chicago, where it was discovered. In consideration for the license, we paid a nonrefundable, noncreditable license fee and are obligated to pay additional payments upon the occurrence of certain defined milestones associated with the MNTX product development and commercialization program. In addition, we are required to pay royalties based upon net sales of the licensed products, subject to certain set off rights of the Company and the right of the Company to buy-down the royalty rate under defined circumstances. The URL Agreement may be terminated under specified circumstances that include the Company's failure to achieve certain milestones; however the consent of UR Labs to revisions to the due dates for the milestones shall not be unreasonably withheld under certain circumstances. If not terminated early, the URL Agreement continues until the later of the expiration of the UR Labs patents or the defined period.

   Abgenix, Inc. In February 2001, the Joint Venture entered into a worldwide exclusive licensing agreement with Abgenix, Inc. (the "ABX Agreement"), to use Abgenix' XenoMouse technology (the "XenoMouse Technology") for generating fully human antibodies to the Joint Venture's proprietary PSMA antigen. In consideration for the license, the Joint Venture paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse Technology (the "Antibody Products"). In addition, the Joint Venture is required to pay royalties based upon net sales of the Antibody Products, subject to certain set off rights of the Company under defined circumstances. The ABX Agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. If not terminated early, the ABX Agreement continues until the later of the expiration of the XenoMouse Technology patents or defined period. The Company has the right to terminate the ABX Agreement upon 30 days prior written notice.

   AlphaVax Human Vaccines, Inc. In September 2001, through the Joint Venture we entered into a worldwide exclusive licensing agreement with AlphaVax Human Vaccines, Inc. (the "AVX Agreement"), to use the AlphaVax Replicon Vector (ArV(TM)) system (the "AVRV System") to create a therapeutic prostate cancer vaccine incorporating the Joint Venture's proprietary PSMA antigen. In consideration for the license, the Joint Venture paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating the AVRV System (the "Products"). In addition, the Joint Venture is required to pay royalties based upon net sales of the Products, subject to certain set off rights of the Joint Venture under defined circumstances. The AVX Agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include the Joint Venture's failure to achieve certain milestones; however the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. If not terminated early, the AVX Agreement continues until the later of the expiration of the AVRV System patents or defined period. The Joint Venture has the right to terminate the AVX Agreement upon 30 days prior written notice.

   The licenses to which we are a party impose various milestone, commercialization, sublicensing, royalty and other payment, insurance, indemnification and other obligations on us and are subject to certain reservations of rights. Our or the Joint Venture's failure to comply with these requirements could result in the termination of the applicable agreement, which would likely cause us to terminate the related development program and cause a complete loss of our investment in that program.

Patents and Proprietary Technology

   Our policy is to protect our proprietary technology, and we consider the protection of our rights to be important to our business. In addition to seeking U.S. patent protection for many of our inventions, we generally file patent applications in Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to protect the inventions deemed to be important to the development of our foreign business. Currently our patent portfolio protecting our proprietary technologies in the HIV, cancer and palliative care areas is comprised on a worldwide basis of 62 patents that are issued or allowed and 127 pending patent applications.

   Under a license agreement with Sloan-Kettering, we obtained worldwide exclusive rights to certain technology relating to ganglioside conjugate vaccines, including GMK and MGV, and their use to treat or prevent cancer. This technology is the subject of a patent application filed by Sloan-Kettering in the United States and 25 foreign countries claiming composition of matter and methods of production and use of certain ganglioside conjugate vaccines for the treatment or prevention of human cancer.

   Under a license agreement with Columbia University, we obtained worldwide, exclusive rights to certain technology relating to CD4 and its use to treat or prevent HIV infection. This technology is the subject of issued U.S. and European patents and several related U.S. and foreign patent applications filed by Columbia University. The issued patents and the patent applications claim composition of matter and methods of production and use of certain CD4-based products for the treatment or prevention of HIV infection. We have also filed a number of U.S. and foreign patent applications on our HIV attachment assay technology, our technology directed to PRO 542, our ProVax technology and clinical uses of these technologies. We have also filed a number of U.S. and foreign patent applications, one of which is owned jointly with the Aaron Diamond AIDS Research Center, relating to the discovery of an HIV co-receptor, CCR5.

   Under a license agreement with Sloan-Kettering, we obtained worldwide exclusive rights to certain technology relating to dehydroascorbic acid and its use to increase the concentration of vitamin C in tissues, including the brain, for treating neurodegenerative and neurovascular diseases. This technology is the subject of a patent application filed by Sloan-Kettering in the United States and as an international application claiming methods for increasing the vitamin C concentration in the cells of a subject by administering to the subject dehydroascorbic acid.

   Under a license agreement with UR Labs, Inc., we obtained worldwide exclusive rights to certain technology relating to methylnaltrexone and its use to treat and reverse certain debilitating side effects of opioid pain medications. This technology is the subject of issued U.S. and European patents and several related U.S. and foreign patent applications filed by the University of Chicago.

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

Unless the FDA objects to, makes comments or raises questions concerning an IND, the IND will become effective 30 days following its receipt by the FDA, and initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. We cannot assure you that submission of an IND will result in FDA authorization to commence clinical trials.

   A New Drug Application, or NDA, is an application to the FDA to market a new drug. The NDA must contain, among other things:

   o information on chemistry, manufacturing, and controls;

   o non-clinical pharmacology and toxicology;

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

Manufacturing

   We currently manufacture PRO 542, PRO 140, GMK, MGV and PSMA protein vaccines in our two pilot production facilities in Tarrytown, New York. One of these facilities is for the production of vaccines and the other is for the production of recombinant proteins. We believe that our existing production facilities will be sufficient to meet our initial needs for clinical trials. However, these facilities may be insufficient for all of our late-stage clinical trials and would be insufficient for commercial-scale requirements. We may be required to expand our manufacturing staff and facilities, obtain new facilities or contract with third parties or corporate collaborators to assist with production.

   We currently rely on single source third party manufacturers for the supply of both bulk and finished form methylnaltrexone. While we believe that our existing arrangements with such single source third party manufacturers are stable, reliable and adequate for the balance of our clinical trial and initial commercial supply requirements, we are actively engaged in a program to further solidify and expand such relationships, as well as to identify additional manufacturers for bulk and finished form MNTX as supplements and backup to our current arrangements.

   In the event we decide to establish a full-scale commercial manufacturing facility for any or all of our products, we would need to spend substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

Sales and Marketing

   We plan to market products for which we obtain regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third party collaborators. We may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. We believe that our current approach allows us maximum flexibility of selecting the marketing method that will both increase market penetration and commercial acceptance of our products and enable us to avoid expending significant funds to develop a large sales and marketing organization. Roche and Cytogen have certain marketing rights with respect to the products covered by their respective license or collaboration agreements with us.

Competition

   Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many companies and major universities and research institutions in the United States and abroad. We will face competition from companies marketing existing products or developing new products for diseases targeted by our technologies. Many of our competitors have substantially greater resources, experience in conducting preclinical studies and clinical trials and obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities than we do. We cannot assure you that our products under development will compete successfully with existing products or products under development by other companies, universities and other institutions. Our competitors may succeed in obtaining FDA approval for products more rapidly than we do. Drug manufacturers that are first in the market with a therapeutic for a specific indication generally obtain and maintain a significant competitive advantage over later entrants. Accordingly, the speed with which we can develop products, complete the clinical trials and approval processes and ultimately supply commercial quantities of the products to the market is expected to be an important competitive factor.

   With respect to our products for the treatment of HIV infection, two classes of products made by our competitors have been approved for marketing by the FDA for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors and protease inhibitors. Both types of drugs have shown efficacy in reducing the concentration of HIV in the blood and prolonging asymptomatic periods in HIV-positive individuals, especially when administered in combination. With respect to GMK, the FDA and certain other regulatory authorities have approved high-dose alpha-interferon for marketing as a treatment for patients with high-risk melanoma. High-dose alpha interferon has demonstrated efficacy for this indication.

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

Product Liability

   The testing, manufacturing and marketing of our products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent we elect to test, manufacture or market products independently, we will bear the risk of product liability directly. We have obtained insurance in the amount of $5.0 million against the risk of product liability. In addition, where the local statutory requirements exceed the limits of the Company's existing insurance or local policies of insurance are required, the Company maintains additional clinical trial liability insurance to meet such requirements. This insurance is subject to certain deductibles and coverage limitations. There is no guarantee that insurance will continue to be available at a reasonable cost, or at all, or that the amount of such insurance will be adequate.

Human Resources

   At December 31, 2001, we had 80 full-time employees, fourteen of whom, including Dr. Maddon, hold Ph.D. degrees or foreign equivalents and four of whom, including Dr. Maddon, hold M.D. degrees. At such date, 59 employees were engaged in research and development, medical and regulatory affairs and manufacturing activities and 21 were engaged in finance, legal, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Executive Officers and Key Management

   Our executive officers and key management are as follows: [Check new ages as of date of filing]

Name                                                    Age         Position
----                                                    ---         --------
Paul J. Maddon, M.D., Ph.D ....................         42          Chairman of the Board, Chief Executive Officer and Chief
                                                                    Science Officer
Ronald J. Prentki, M.B.A ......................         44          President and Director
Robert A. McKinney, CPA .......................         45          Vice President, Finance & Operations and Treasurer
Philip K. Yachmetz, J.D .......................         45          Vice President, General Counsel and Secretary
Robert J. Israel, M.D .........................         45          Vice President, Medical Affairs
Richard W. Krawiec, Ph.D. .....................         54          Vice President, Investor Relations & Corporate Communications
William C. Olson, Ph.D ........................         39          Vice President, Research & Development
Kenneth G. Surowitz, Ph.D .....................         43          Vice President, Quality & Regulatory Affairs
Thomas A. Boyd, Ph.D ..........................         50          Vice President, Preclinical Development and Project Management


   Paul J. Maddon, M.D., Ph.D. is our founder and has served in various capacities since our inception, including Chairman of the Board of Directors, Chief Executive Officer, President and Chief Science Officer. From 1981 to 1988, Dr. Maddon performed research at the Howard Hughes Medical Institute at Columbia University in the laboratory of Dr. Richard Axel. Dr. Maddon serves on two NIH scientific review committees, is a member of the editorial board of the Journal of Virology and is a member of the Board of Directors of the New York Biotechnology Association. He received a B.A. in biochemistry and mathematics and a M.D. and a Ph.D. in biochemistry and molecular biophysics from Columbia University. Dr. Maddon has been an Adjunct Assistant Professor of Medicine at Columbia University since 1989.

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

   Philip K. Yachmetz, J.D. joined us in September 2000 as General Counsel and Secretary and was promoted to Vice President in January 2002. Prior to joining Progenics, Mr. Yachmetz had been Senior Vice President, Business Development, General Counsel and Secretary of CytoTherapeutics, Inc from 1998 to 1999, where he also was Acting Chief Financial Officer and Treasurer during 1999. From 1997 to 1998, Mr. Yachmetz was a Principal and Managing Director of Millennium Venture Management LLC a business consulting group servicing the healthcare and high technology industries. Mr. Yachmetz was, from 1996 to 1997, Director, Legal & Corporate Affairs and Secretary of PlayNet Technologies, Inc. an Internet based entertainment company. From January 1989 to October 1996, Mr. Yachmetz served as Senior Counsel of Hoffmann-La Roche Inc. Mr. Yachmetz received a B.A. in Political Science from George Washington University and a J.D. from California Western School of Law and is admitted to practice law in New York and New Jersey.

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

   Richard W. Krawiec, Ph.D. joined us in February 2001 as Vice President, Investor Relations and Corporate Communications. Prior to joining Progenics, Dr. Krawiec served as Vice President of Investor Relations and Corporate Communications of Cytogen Corporation from 2000 to 2001. Prior to Cytogen, Dr. Krawiec headed these departments at La Jolla Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc. and IDEC Pharmaceuticals, Inc. Previously, Dr. Krawiec was the founder and Editor-In-Chief of Biotechnology Week magazine and the Managing Editor and founder of Biotechnology Newswatch. Dr. Krawiec received B.S. in Biology from Boston University and a Ph.D. in Biological Sciences from the University of Rhode Island.

   William C. Olson, Ph.D. joined us in May 1994. Dr. Olson served as Senior Director, Research and Development from May 1994 to January 2001, when he was Vice President, Research and Development. From 1989 to 1992, Dr. Olson served as a Research Scientist at Johnson & Johnson, and from 1992 until 1994 he was a Development Scientist at MicroGeneSys, Inc., a biotechnology company. Dr. Olson received a Ph.D. from the Massachusetts Institute of Technology and a B.S. from the University of North Dakota. Both degrees were awarded in the field of chemical engineering.

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

   Thomas A. Boyd, Ph.D. joined us in January 2000 as Senior Director, Project Management and was promoted to Vice President, Preclinical Development and Project Management in January 2002. Before joining Progenics, Dr. Boyd held positions with Wyeth-Ayerst Research and Alteon, Inc. Most recently he was with Boehringer Ingelheim Pharmaceuticals, Inc., as Associate Director, R&D Project Management. He received his Ph.D. from Brown University in physiology and biophysics and an A.B. degree from the College of Arts and Sciences, Cornell University.

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

   The following table sets forth information with respect to our Scientific Advisory Boards.

Cancer Scientific Advisory Board

Name                                                                                 Position/Affiliation
----                                                                                 --------------------
Alan N. Houghton, M.D. (Chairman).......................    Chairman, Immunology Program, Sloan-Kettering and Professor, Cornell
                                                            University Medical College ("CUMC")
Angus G. Dalgleish, M.D., Ph.D..........................    Chairman and Professor of Medical Oncology, St. George's Hospital,
                                                            London
Samuel J. Danishefsky, Ph.D.............................    Kettering Professor and Head, Bioorganic Chemistry, Sloan-Kettering
                                                            Institute and Professor of Chemistry, Columbia University
Philip O. Livingston, M.D...............................    Member, Sloan-Kettering and Professor, CUMC
John Mendelsohn, M.D....................................    President, The University of Texas M. D. Anderson Cancer Center
David A. Scheinberg, M.D., Ph.D.........................    Chief, Leukemia Service, Sloan-Kettering and Professor, CUMC
David B. Agus, M.D. ....................................    Research Director, Prostate Cancer Institute, Cedars-Sinai Medical
                                                            Center

Virology Scientific Advisory Board

Name                                                                                 Position/Affiliation
----                                                                                 --------------------
Stephen P. Goff, Ph.D. (Chairman).......................    Professor of Biochemistry, Columbia University
Mark Alizon, M.D., Ph.D.................................    Director of Research, Institute Cochin, Paris
Lawrence A. Chasin, Ph.D. ..............................    Professor of Biological Sciences, Columbia University
Leonard Chess, M.D. ....................................    Professor of Medicine, Columbia University
Wayne A. Hendrickson, Ph.D. ............................    Professor of Biochemistry, Columbia University
Israel Lowy, M.D., Ph.D.................................    Assistant Professor of Medicine, Mount Sinai Medical Center
J. Steven McDougal, M.D. ...............................    Chief, Immunology Branch, CDC, Atlanta
Sherie L. Morrison, Ph.D................................    Professor of Microbiology, UCLA
Robin A. Weiss, Ph.D. ..................................    Professor and Director of Research, ICR, Royal Cancer Hospital, London


Other Scientific Consultants

Name                                                                                 Position/Affiliation
----                                                                                 --------------------
David W. Golde, M.D. ...................................    Member, Sloan-Kettering and Professor, CUMC

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

   We are subject to the risks of failure inherent in the development of product candidates based on new technologies. These risks include, but are not limited to, the possibility that:

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

A setback in our methylnaltrexone program could adversely affect us.

   We have an ongoing Phase IIb clinical trial for MNTX and expect to commence pivotal Phase III clinical trials designed to produce results and data sufficient to support timely regulatory submissions. We are also planning a series of additional Phase II clinical trials before the end of 2002. We are dependent on single source third party suppliers for our supplies of bulk and finished form clinical trial materials. If the results of the any of these trials are not satisfactory, or if we encounter clinical trial supply issues, our MNTX development program can be adversely affected resulting in delayed timelines to the commencement of planned trials and our regulatory filing. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for and obtaining the regulatory approvals necessary to market MNTX.

A setback in our GMK program could adversely affect us.

   We have two ongoing Phase III clinical trials for GMK and expect to conclude and analyze the data from one of them in 2002. Both of these trials are designed to be pivotal, which means that they are designed to produce results sufficient to support regulatory approval. If the results of either of these trials are not satisfactory, we would need to conduct additional clinical trials or abandon our GMK program. Since GMK is our most clinically advanced product, a setback of this nature could have a material adverse effect on our business. Moreover, failure of our GMK program could reflect adversely on our MGV program.

   In May 2000, our collaborating research cooperative in this trial, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK. See the discussion of GMK clinical trial results under "Business" above for more information. We are continuing to follow-up patients who were enrolled in the trial. However, we cannot predict how long this will take or what the results will show, and we do not expect to know the results much before the second half of 2002 or later.

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

   We have limited experience in conducting clinical trials. In certain circumstances we rely on corporate collaborators, academic institutions or clinical research organizations to conduct, supervise or monitor some or all aspects of clinical trials involving our products. In addition, certain clinical trials for our products will be conducted by government-sponsored agencies and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own. We cannot assure you that these trials will commence or be completed as we expect or that they will be conducted successfully. Failure to commence or complete, or delays in, any of our planned clinical trials could unsettle investors' confidence in our ability to develop products, which would likely cause our stock price to decrease.

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

   o after reviewing test results, we or our collaborators may abandon projects which we might previously have believed to be promising, some of which may be described herein; and

   o we, our collaborators or regulators may suspend or terminate clinical trials if the participating subjects or patients are being exposed to unacceptable health risks.

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

   Our business strategy includes entering into collaborations with corporate partners, primarily pharmaceutical and other biotechnology companies, for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to certain of our product candidates. If we lose our collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and profitability may suffer.

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

We may not be able to negotiate additional collaborative agreements, which could increase our internal burn rate or reduce our rate of product development.

   We intend to continue to pursue and enter into new collaborative agreements in the future. However, we cannot assure you that we will be successful in identifying or negotiating any additional collaborative arrangements, or that any of these relationships, if established, will be scientifically or commercially successful. Any additional collaborations would likely subject us to some or all of the risks described above with respect to our current collaborations. Furthermore, if we do not enter into new collaborative arrangements, it is likely that our internal burn rate would increase or that we would need to take steps to reduce our rate of product development.

We have a history of operating losses, and we may never be profitable.

   We have a history of operating losses, and we may never be profitable. We have incurred substantial losses since our inception. As of December 31, 2001, we had an accumulated deficit of approximately $25.5 million. These losses have resulted principally from costs incurred in our research and development programs and from our general and administrative costs. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand development and clinical trial efforts.

   Our ability to achieve long-term profitability is dependent in part on obtaining regulatory approvals for products and entering into agreements for commercialization of our products. However, we cannot assure you that our operations will be profitable even if any of our products under development are commercialized.

We are likely to need additional financing, but our access to capital funding is uncertain.

   Our current and anticipated development projects require substantial capital. We are likely to need substantial additional funds to conduct product development activities. However, our access to capital funding is uncertain. We do not have committed external sources of funding for most of our drug discovery and development projects, and we cannot assure you that we will be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

If we infringe third-party patents, we could need to alter or terminate a product development program.

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

   In addition to our reliance on corporate collaborators, we rely in part on third parties to perform a variety of functions, including research and development, manufacturing, clinical trials management and regulatory affairs. As of December 31, 2001, we had only 80 full-time employees. We are party to several agreements which place substantial responsibility on third parties for clinical development of our products. We also in-license technology from medical and academic institutions in order to minimize investments in early research, and we enter into collaborative arrangements with certain of these entities with respect to clinical trials of product candidates. We cannot assure you that we will be able to maintain any of these relationships or establish new ones on beneficial terms, that we can enter into these arrangements without undue delays or expenditures or that these arrangements will allow us to compete successfully.

We lack sales and marketing experience, which makes us dependent on third parties for their expertise in this area.

   We have no experience in sales, marketing or distribution. Assuming receipt of required regulatory approvals, we expect to market and sell our products principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. To the extent that we enter into distribution, co-marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources such third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources would be required to develop an internal sales force. We cannot assure you that we would be able to establish a successful sales force should we choose to do so.

If we lose key management and scientific personnel on whom we depend, our business could suffer.

   We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Maddon, our Chief Executive Officer and Chief Science Officer, or Mr. Prentki, our President, could cause our management and operations to suffer unless a qualified replacement could be found. We maintain key man life insurance on Dr. Maddon in the amount of $2.5 million. We have an employment agreement with Dr. Maddon that automatically renewed unless either party provided notice of termination by a defined period prior to December 31, 2001. No such notice was provided by either party and as such Dr. Maddon's agreement has automatically renewed for the ensuing annual period subject to agreement on compensation terms. We anticipate that mutually acceptable terms will be agreed to between the Company and Dr. Maddon.

   We also have an employment agreement with Mr. Prentki the initial term of which runs through March 2004, subject to automatic annual extensions unless either party provides 6 months prior notice of termination.

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

   For example, we cannot assure you that sufficient quantities of the raw materials needed to make our products will be available to support continued research, development or commercial manufacture of our products. We currently obtain supplies of critical raw materials used in production of GMK and MGV from single sources. In particular, commercialization of GMK and MGV requires an adjuvant, QS-21, available only from Antigenics, Inc. We have entered into a license and supply agreement with Antigenics pursuant to which they agreed to supply us with all of our QS-21 requirements for use in certain ganglioside-based cancer vaccines, including GMK and MGV. We cannot assure you that Antigenics will be able to supply sufficient quantities of QS-21 or that we will have the right or capability to manufacture sufficient quantities of QS-21 to meet our needs if Antigenics is unable or unwilling to do so. Any delay or disruption in the availability of raw materials could slow or stop product development and commercialization of the relevant product.

A substantial portion of our funding comes from federal government grants; we cannot rely on these grants as a continuing source of funds.

   A substantial portion of our revenues to date has been derived from federal grants and research contracts. In addition to previous years' awards, in 2001 we were awarded, in the aggregate, approximately $5.2 million in National Institute of Health grants and research contracts. We cannot rely on these grants as a continuing source of funds. The government's obligation to make payments under these grants is subject to appropriation by the United States Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them. Consequently, we cannot assure you that we will be awarded research grants in the future or that any amounts derived from them will not be less than those received to date.

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

   o developments in our relationships with collaborative partners;

   o developments in patent or other proprietary rights;

   o governmental regulation;

   o changes in reimbursement policies;

   o health care legislation;

   o public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

   o fluctuations in our operating results; and

   o general market conditions.

   In addition, the market prices of equity securities generally have experienced significant volatility in the recent past, with the stock of small capitalization companies, like us, experiencing the greatest volatility. These price swings, as to our stock, as to our industry, as well as to the stock market generally, may continue. Moreover, the experiences of other companies would lead us to expect a severe decline in our stock price if we experience an adverse development in our business. As described above, our business plan is risky, and so there is a very real possibility that we will not succeed in achieving our goals.

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

Item 2. Properties

   We sublease approximately 48,000 square feet of laboratory, manufacturing and office space in Tarrytown, New York. We sublease this space pursuant to a sublease which terminates in June 2005. We have two pilot production facilities within these leased facilities for the manufacture of products for clinical trials. The base monthly rent for our sublease is $60,000 thorugh December 31, 2002 and approximately $65,000 from January 1, 2003 through
June 30, 2005, plus additional utility charges. We believe that these facilities are adequate for our current needs, although we may in the future need to expand our facilities for additional research and development and manufacturing capacity.

Item 3. Litigation

   We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of stockholders during the fourth quarter of 2001.

                                    PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

   Our Common Stock is quoted on the Nasdaq National Market under the symbol "PGNX." The following table sets forth, for the periods indicated, the high and low sales price per share of the Common Stock, as reported on the Nasdaq National Market. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                                   High       Low
                                                                   ----       ---
   2000
   ----
   First quarter .............................................   $96.000    $40.250
   Second quarter ............................................    76.000      9.500
   Third quarter .............................................    35.000     14.062
   Fourth quarter ............................................    34.000     14.937
   2001
   ----
   First quarter .............................................   $30.000    $10.000
   Second quarter ............................................    22.740     10.313
   Third quarter .............................................    23.250     10.370
   Fourth quarter ............................................    19.550     12.960


   On March 27, 2002, the last sale price for the Common Stock as reported by Nasdaq was $15.250. There were approximately 152 holders of record of the Company's Common Stock as of March 27, 2002.

Dividends

   We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Item 6. Selected Financial Data

   The selected financial data presented below as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are derived from the Company's audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 1997, 1998 and 1999 and for each of the two years in the period ended December 31, 1998 are derived from the Company's audited financial statements not included herein. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes included elsewhere herein.


                                                                                              Years Ended December 31,
                                                                                 --------------------------------------------------
                                                                                  1997       1998       1999      2000       2001
                                                                                 -------   -------    -------    -------   --------
                                                                                        (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Contract research and development...........................................    $14,591   $11,135    $14,867    $ 7,941   $  5,115
 Research grants.............................................................        665     1,251      1,106      1,836      3,725
 Product sales...............................................................         57       180         40         45         43
 Interest income.............................................................        301     1,455      1,440      4,127      3,348
                                                                                 -------   -------    -------    -------   --------
   Total revenues............................................................     15,614    14,021     17,453     13,949     12,231
                                                                                 -------   -------    -------    -------   --------
Expenses:
 Research and development....................................................      7,364     8,296     11,227     13,075     14,501
 General and administrative..................................................      2,222     3,841      3,866      5,042      6,499
 Loss in Joint Venture.......................................................                           2,047        945      2,225
 Interest expense............................................................        312        43        112         95         49
 Depreciation and amortization...............................................        319       388        697        709        707
                                                                                 -------   -------    -------    -------   --------
   Total expenses............................................................     10,217    12,568     17,949     19,866     23,981
                                                                                 -------   -------    -------    -------   --------
   Operating income (loss)...................................................      5,397     1,453       (496)    (5,917)   (11,750)
 Payment from collaborator...................................................                                                 9,852
 Income taxes................................................................        258        --         --         --         --
                                                                                 -------   -------    -------    -------   --------
   Net income (loss).........................................................    $ 5,139   $ 1,453    $  (496)   $(5,917)  $ (1,898)
                                                                                 =======   =======    =======    =======   ========
Per share amounts on net income(loss):
 Basic.......................................................................    $  1.64   $  0.16    $ (0.05)   $ (0.49)  $  (0.15)
                                                                                 =======   =======    =======    =======   ========
 Diluted.....................................................................    $  0.66   $  0.14    $ (0.05)   $ (0.49)  $  (0.15)
                                                                                 =======   =======    =======    =======   ========



                                                                                                     December 31,
                                                                                  -------------------------------------------------
                                                                                   1997       1998       1999      2000       2001
                                                                                  -------   -------    -------    -------   -------
                                                                                                    (in thousands)
 Balance Sheet Data:
 Cash, cash equivalents and marketable securities.............................    $23,624   $24,650    $67,617    $60,424   $61,877
 Working capital..............................................................     20,562    25,137     53,053     48,808    40,650
   Total assets...............................................................     24,563    27,900     71,261     67,013    67,481
 Capital lease obligations and deferred lease liability, long-term portion....        141       117         37          4        39
   Total stockholders' equity.................................................     23,034    26,079     67,821     64,754    64,345


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

   Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products to address the unmet medical needs of patients with debilitating conditions and life-threatening diseases. We commenced principal operations in late 1988 and since that time have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that we have under development, we will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before we receive revenues from sales of any of these products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through December 31, 2001 have been payments received under our collaboration agreements, research grants and contracts related to our cancer and HIV programs and interest income.

   To date, a majority of our expenditures have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at December 31, 2001, an accumulated deficit of approximately $25,519,000. We will require additional funds to complete the development of our products, to fund the cost of clinical trials and to fund operating losses that are expected to continue for the foreseeable future. We do not expect our products under development to be commercialized in the near future.

Results of Operations

   Years Ended December 31, 2000 and 2001

   Contract research and development revenue decreased from $7,941,000 in 2000 to $5,115,000 in 2001. The decrease was primarily attributable to: (i) a reduction of contract research and development funding received by the Company after the Company and Bristol-Myers Squibb Company ("BMS") mutually terminated our collaboration agreement in May 2001, and (ii) the expiration of one of the Company's contracts with the NIH in 2001. The Company also received a non-recurring payment of approximately $9,852,000 from BMS in connection with the termination of the BMS Agreement. As a result of the termination of the BMS Agreement, the Company will receive no additional payments from BMS. Revenues from research grants increased from $1,835,000 in 2000 to $3,725,000 in 2001. The increase resulted from the funding of a greater number of grants in 2001. Sales of research reagents decreased from $46,000 in 2000 to $43,000 in 2001 resulting from decreased orders for such reagents during 2001. Interest income decreased from $4,127,000 in 2000 to $3,348,000 in 2001 as cash available for investing remained relatively constant and interest rates decreased year over year.

   Research and development expenses increased from $13,075,000 in 2000 to $14,501,000 in 2001. The increase was principally due to an increase in headcount, related laboratory supplies and additional rent for new laboratory space as the Company expanded its research and development programs to include MNTX (methylnaltrexone).

   General and administrative expenses increased from $5,042,000 in 2000 to 6,499,000 in 2001. The increase was principally due to an increase in legal expenses related to the Company's intellectual property filings and prosecutions, headcount and additional rent for new office space to accommodate growth.

   Loss in joint venture increased from $945,000 in 2000 to $2,225,000 in 2001. The increase was primarily due to the growth and acceleration of the joint venture's development programs to develop in vivo immunotherapies for prostate cancer and the costs of licensing transactions.

   Interest expense decreased from $95,000 in 2000 to $49,000 in 2001. The decrease was principally due to the recognition of interest expense as the Company discounted future capital contributions to the joint venture which decreased in 2001 and reduced capital lease obligations in 2001.

   Our net loss was $5,917,000 in 2000 compared to net loss of $1,898,000 in 2001.

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

   Research and development expenses increased from $11,227,000 in 1999 to $13,075,000 in 2000. The increase was principally due to an increase in headcount, related laboratory supplies and additional rent for new laboratory space as the Company expanded its research and development programs to include PSMA and DHA and additional costs of manufacturing PRO 542.

   General and administrative expenses increased from $3,866,000 in 1999 to $5,042,000 in 2000. The increase was principally due to an increase in headcount and additional rent for new office space to accommodate growth.

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

Liquidity and Capital Resources

   We have funded our operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, a line of credit that was repaid and terminated, payments received under collaboration agreements, such as those with BMS and Roche, two public offerings of common stock, funding under government research grants and contracts, interest on investments, and the proceeds from the exercise of outstanding options and warrants. In May 2001 the Company and BMS mutually agreed to terminate our cancer vaccine collaborative development agreement, pursuant to which we regained all rights to the products and received a non-recurring payment of approximately $9,852,000 from BMS. As a result of the termination of the BMS Agreement, the Company will receive no additional payments from BMS.

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

   At December 31, 2001, we had cash, cash equivalents and marketable securities, including non-current portion, totaling approximately $61,877,000 compared with approximately $60,424,000 at December 31, 2000. Our facility lease has been extended to June 2005. In connection with the extended facility lease, we expended approximately $888,000 for equipment and leasehold improvements during 2001. In addition, we are obligated, under the terms of our joint venture with Cytogen Corporation to fund research and development of up to $3.0 million prior to the commencement of sharing these expenses with Cytogen. During the fourth quarter of 2001, we were required to pay $650,000 as our share of the joint venture contribution, of which $150,000 was paid in December 2001 and $500,000 was paid in January 2002. We and Cytogen reached a mutually satisfactory agreement with respect to the resolution of a dispute related to the timely reacquisition on behalf of the Joint Venture of certain rights from a third party, which we had reported last year and which could have reduced our initial funding obligation by $500,000.

   Our total expenses for research and development from inception through December 31, 2001 have been approximately $71.0 million. We currently have major research and development programs investigating cancer and human immunodeficiency virus-related diseases ("HIV"), for which we are or have licensed technology and collaborated with other pharmaceutical and biotechnology companies. In addition, we are conducting several smaller projects in the areas of stroke and pain. For various reasons, many of which are outside of our control, including the early stage of our programs, the timing and results of our clinical trials and our dependence on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. For the years ended December 31, 2001, 2000 and 1999, research and development costs incurred were as follows:


                                                                Years Ended December 31,
                                                                ------------------------
                                                                  1999     2000    2001
                                                                 -----    -----   -----
                                                                     (in $ million)
Cancer.......................................................    $ 6.8    $ 5.7   $ 4.2
HIV..........................................................      3.9      6.9     9.8
Other programs...............................................       .5       .5      .5
                                                                 -----    -----   -----
 Total.......................................................     11.2     13.1    14.5


   We believe that our existing capital resources should be sufficient to fund operations at least through 2003. However, this is a forward-looking statement based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets before such time. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, our cash requirements may vary materially from those now planned because of results of research and development and product testing, changes in existing relationships with, or new relationships with, licensees, licensors or other collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. We have no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage. We may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technology, to fund future operations. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity.

   In connection with our funding requirements, the following table summarizes our contractual obligations as of December 31, 2001, for future operating lease payments and payments for licensing, corporate collaboration and service agreements:


                                                                                                    Payments Due by
                                                                                                         Period
                                                                                                     ---------------
                                                                                       Less than    1 to 3    4 to 5   Greater than
                                                                               Total    one year     years    years       5 years
                                                                               -----   ---------    ------    ------   ------------
                                                                                                  (in $ millions)
Operating leases...........................................................    $ 2.7      $0.7       $1.6      $0.4
Licensing, collaboration and service agreements (1)........................     22.7       1.2        5.4       6.3         9.8

---------------
(1) Assumes attainment of milestones covered under each agreement.

Critical Accounting Policies

Revenue Recognition

   We recognize revenue from contract research and development as we perform services, provided a contractual agreement exists, the contract price is fixed or determinable, and our collection of the resulting receivable is probable. In situations where we receive payment in advance of the performance of services, these amounts are deferred and recognized as revenue as we perform the related services. Non-refundable fees, including payments we receive for services, up-front licensing fees and milestone payments are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue. However, the revenue we recognize is limited to the amount of non-refundable fees received. Non-refundable fees that we receive in consideration for granting collaborators the right to license product candidates developed by us are recognized as revenue on a straight-line basis over the term of the underlying agreements. With regard to our revenues from non-refundable fees, changes in estimates of our costs to complete could have a material impact on the revenues we recognize.

   In connection with the formation of the equally-owned joint venture in the form of a partnership (the "Partnership") between us and Cytogen Corporation (the "Partners"), we have funded the first $3.0 million of research and development costs incurred on behalf of the Partnership. Prior to reaching $3.0 million of such costs, we recognized reimbursements on a net basis and did not recognize any revenue from the Partnership. Subsequent to having funded $3.0 million of research and development costs, in the fourth quarter of 2001, both Partners are required to fund the Partnership to support ongoing research and development efforts conducted by us on behalf of the Partnership. Accordingly, following $3.0 million of funding, we, acting as a principal, recognize payments for research and development as revenue. We are the primary obligor responsible for providing the service, by conducting research and development, desired by the Partnership, including the acceptability of the research and development services and we have established the amounts we will be reimbursed for the services by selecting the subcontractors and suppliers we employ in conducting the research and development for the Partnership.

Clinical Trial Expenses

   Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed based on the expected total number of patients in the trial, the rate at which the patients enter the trial and the period over which the clinical research organizations are expected to provide services. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates.

Impact of the Adoption of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over the useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of MS 142 will be effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company in 2002. The Company does not expect the adoption of FAS 141 and 142 to have a material impact on its financial statements.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with Retirement of Long-Lived Assets." The objective of FAS 143 is to provide accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included with the scope of FAS 143 are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under FAS 143, as well as intangible long-lived assets with indeterminable lives. FAS 143 is require to be adopted on January 1, 2003. The Company does not expect the adoption of FAS 143 to have any material impact on its financial statements.

   The Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have any material impact on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   At December 31, 2001, the Company did not hold any market risk sensitive instruments.

Item 8. Financial Statements and Supplementary Data

   See page F-1, "Index to Financial Statements."

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

 a) Documents filed as part of this Report:

   1. Report of Independent Accountants

   2. Financial Statements of Progenics Pharmaceuticals, Inc.

      Balance Sheets at December 31, 2000 and 2001

      Statements of Operations for the years ended December 31, 1999, 2000 and 2001

      Statements of Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001

      Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001

      Notes to the Financial Statements

   3. Financial Statements of PSMA Development Company LLC

      Balance Sheets at December 31, 2000 and 2001

      Statements of Operations for the period from June 15, 1999 (inception) to December 31, 1999, the years ended December 31, 2000 and 2001 and the cumulative period from June 15, 1999 (inception) to December 31, 2001

      Statements of Stockholders' (Deficit) Equity for the period from June 15, 1999 (inception) to December 31, 2001, including the period from June 15, 1999 (inception) to December 31, 1999 and the years ended December 31, 2000 and 2001

      Statements of Cash Flows for the period from June 15, 1999 (inception) to December 31, 1999, the years ended December 31, 2000 and 2001, and the cumulative period from June 15, 1999 (inception) to December 31, 2001

      Notes to Financial Statements

 b) Reports on Form 8-K

   On May 15, 2001, we filed a Current Report on Form 8-K in which Item 5 Other Events were reported and no financial statements were filed.

   On October 1, 2001 we filed a Current Report on Form 8-K in which Item 7 exhibits were filed and an Item 9 Regulation FD disclosure was made and no financial statements were filed.

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


                                   PROGENICS PHARMACEUTICALS, INC.


                                   By:   /s/ Paul J. Maddon, M.D., PH.D.
                                       -----------------------------------------
                                       Paul J. Maddon, M.D., Ph.D.
                                       Chairman of the Board and Chief
                                       Executive Officer

Date: March 29, 2002

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                     Signature                                                                                      Date
                     ---------                                                                                      ----


          /s/ Paul J. Maddon, M.D., PH.D.              Chairman of the Board and Chief Executive                     March 29, 2002
 ---------------------------------------------------   Officer (Principal Executive Officer)
            Paul J. Maddon, M.D., Ph.D.


               /s/ Ronald J. Prentki                   President and Director                                        March 29, 2002
 ---------------------------------------------------
                 Ronald J. Prentki


               /s/ Robert A. McKinney                  Vice President, Finance and Operations and                    March 29, 2002
 ---------------------------------------------------   Treasurer (Principal) Financial and Accounting
                 Robert A. McKinney                    Officer)


                /s/ Charles A. Baker                   Director                                                      March 29, 2002
 ---------------------------------------------------
                  Charles A. Baker


                 /s/ Mark F. Dalton                    Director                                                      March 29, 2002
 ---------------------------------------------------
                   Mark F. Dalton


             /s/ Stephen P. Goff, PH.D.                Director                                                      March 29, 2002
 ---------------------------------------------------
               Stephen P. Goff, Ph.D.


                 /s/ Kurt W. Briner                    Director                                                      March 29, 2002
 ---------------------------------------------------
                   Kurt W. Briner


                /s/ Paul F. Jacobson                   Director                                                      March 29, 2002
 ---------------------------------------------------
                  Paul F. Jacobson


        /s/ David A. Scheinberg, M.D., PH.D.           Director                                                      March 29, 2002
 ---------------------------------------------------
          David A. Scheinberg, M.D., Ph.D.

                        Progenics Pharmaceuticals, Inc.


                         Index to Financial Statements


                                                                            Page
                                                                            ----
Progenics Pharmaceuticals, Inc.

Report of Independent Accountants .......................................    F-2

Financial Statements:
  Balance Sheets as of December 31, 2000 and 2001........................    F-3

 Statements of Operations for the years ended December 31, 1999, 2000
  and 2001...............................................................    F-4

 Statements of Stockholders' Equity for the years ended December 31,
  1999, 2000 and 2001....................................................    F-5

 Statements of Cash Flows for the years ended December 31, 1999, 2000
  and 2001...............................................................    F-6

Notes to Financial Statements ...........................................    F-7

PSMA Development Company L.L.C. (a development stage enterprise)

Report of Independent Accountants .......................................   F-24

Financial Statements:
  Balance Sheets as of December 31, 2000 and 2001........................   F-25

 Statements of Operations for the period from June 15, 1999 (inception)
  to December 31, 1999,
  the years ended December 31, 2000 and 20001 and the cumulative period from
  June 15, 1999 (inception) to December 31, 2001.........................   F-26

 Statements of Stockholders' (Deficit) Equity for the period from June
  15, 1999 (inception) to December 31, 2001, including the period from
  June 15, 1999 (inception) to December 31, 1999
  and the years ended December 31, 2000 and 2001.........................   F-27

 Statements of Cash Flows for the period from June 15, 1999 (inception)
  to December 31, 1999,
  the years ended December 31, 2000 and 2001, and the cumulative period
  from June 15, 1999 (inception) to December 31, 2001....................   F-28

Notes to Financial Statements ...........................................   F-29

                       Report of Independent Accountants



To the Board of Directors and Stockholders of Progenics Pharmaceuticals, Inc.:


In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. (the "Company") at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


                                         PricewaterhouseCoopers LLP

New York, New York
February 15, 2002

                        PROGENICS PHARMACEUTICALS, INC.

                                 BALANCE SHEETS



                                                            December 31,
                                                     ---------------------------
                                                         2000           2001
                                                     ------------   ------------
                      ASSETS
Current assets:
 Cash and cash equivalents ......................    $  5,628,987   $ 10,759,636
 Certificates of Deposit ........................       1,000,000
 Marketable securities ..........................      40,089,556     30,523,239
 Accounts receivable ............................       2,651,679        378,020
 Other current assets ...........................       1,693,044      2,086,585
                                                     ------------   ------------
   Total current assets..........................      51,063,266     43,747,480
                                                     ------------   ------------
Marketable securities ...........................      13,705,208     20,594,274
Fixed assets, at cost, net of accumulated
  depreciation and amortization..................       2,215,519      2,560,199
Investment in joint venture .....................          29,361        579,296
                                                     ------------   ------------
   Total assets..................................    $ 67,013,354   $ 67,481,249
                                                     ============   ============
       Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable and accrued expenses ..........    $  1,790,194   $  2,597,089
 Amount due to joint venture ....................         457,251        500,000
 Capital lease obligations, current portion .....           7,445
                                                     ------------   ------------
   Total current liabilities.....................       2,254,890      3,097,089
Deferred lease liability ........................                         38,797
Capital lease obligations .......................           4,524
                                                     ------------   ------------
   Total liabilities.............................       2,259,414      3,135,886
                                                     ------------   ------------
Commitments and contingencies (Note 7)
Stockholders' equity:
 Preferred stock, $.001 par value; 20,000,000
  shares authorized;
   issued and outstanding - none
 Common stock, $.0013 par value; 40,000,000
  shares authorized;
   shares issued and outstanding 12,267,180 in
  2000
   and 12,429,916 in 2001........................          15,947         16,159
 Additional paid-in capital .....................      88,419,150     89,664,075
 Unearned compensation ..........................        (162,244)       (23,150)
 Accumulated deficit ............................     (23,620,684)   (25,518,834)
 Accumulated other comprehensive income .........         101,771        207,113
                                                     ------------   ------------
   Total stockholders' equity....................      64,753,940     64,345,363
                                                     ------------   ------------
   Total liabilities and stockholders' equity....    $ 67,013,354   $ 67,481,249
                                                     ============   ============







    The accompanying notes are an integral part of the financial statements.

                        PROGENICS PHARMACEUTICALS, INC.

                            STATEMENTS OF OPERATIONS



                                                                                                   Years Ended December 31,
                                                                                          -----------------------------------------
                                                                                              1999          2000           2001
                                                                                          -----------    -----------   ------------
Revenues:
 Contract research and development....................................................    $14,866,982    $ 7,941,185   $  5,115,464
 Research grants......................................................................      1,106,298      1,835,564      3,725,375
 Product sales........................................................................         40,315         45,524         42,800
 Interest income......................................................................      1,439,461      4,127,156      3,348,401
                                                                                          -----------    -----------   ------------
   Total revenues.....................................................................     17,453,056     13,949,429     12,232,040
                                                                                          -----------    -----------   ------------
Expenses:
 Research and development.............................................................     11,226,521     13,074,815     14,501,400
 General and administrative...........................................................      3,866,321      5,042,485      6,499,153
 Loss in Joint Venture................................................................      2,047,409        945,519      2,225,454
 Interest expense.....................................................................        111,925         94,892         48,816
 Depreciation and amortization........................................................        696,415        708,874        707,382
                                                                                          -----------    -----------   ------------
   Total expenses.....................................................................     17,948,591     19,866,585     23,982,205
                                                                                          -----------    -----------   ------------
   Operating loss.....................................................................       (495,535)    (5,917,156)   (11,750,165)
Payment from collaborator.............................................................                                    9,852,015
                                                                                          -----------    -----------   ------------
   Net loss...........................................................................    $  (495,535)   $(5,917,156)  $ (1,898,150)
                                                                                          ===========    ===========   ============
Net loss per share - basic and diluted................................................    $     (0.05)   $     (0.49)  $      (0.15)
                                                                                          ===========    ===========   ============
















    The accompanying notes are an integral part of the financial statements.

                        PROGENICS PHARMACEUTICALS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1999, 2000 and 2001


                                                                                                                    Accumulated
                                                 Common Stock         Additional                                       Other
                                             ---------------------     Paid-in        Unearned      Accumulated    Comprehensive
                                               Shares      Amount      Capital      Compensation      Deficit         Income
                                             ----------    -------   -----------    ------------   ------------    -------------
Balance at December 31, 1998 .............    9,358,207    $12,166   $44,377,193    $(1,111,018)   $(17,207,993)     $   9,090
  Amortization of unearned compensation...                                              519,876
  Issuance of compensatory stock options..                                48,332
  Sale of Common Stock under employee
   stock purchase plans and exercise of
   stock options and warrants.............      247,567        322     1,322,841
  Issuance of Common Stock in connection
   with a public offering ($19.00/share),
   net of expenses........................    2,300,000      2,990    40,581,233
  Net loss for the year ended December 31,
   1999...................................                                                             (495,535)
  Changes in unrealized (loss) on
   marketable securities..................                                                                            (238,794)
                                             ----------    -------   -----------    ------------   ------------    -------------
Balance at December 31, 1999 .............   11,905,774     15,478    86,329,599       (591,142)    (17,703,528)      (229,704)
  Amortization of unearned compensation...                                              428,898
  Issuance of compensatory stock options..                               164,476
  Sale of Common Stock under employee
   stock purchase plans and exercise of
   stock options and warrants.............      361,406        469     1,925,075
  Net loss for the year ended December 31,
   2000...................................                                                           (5,917,156)
  Changes in unrealized gain on marketable
   securities.............................                                                                             331,475
                                             ----------    -------   -----------    ------------   ------------    -------------
Balance at December 31, 2000 .............   12,267,180     15,947    88,419,150       (162,244)    (23,620,684)       101,771
  Amortization of unearned compensation...                                              139,094
  Issuance of compensatory stock options..                               238,333
  Sale of Common Stock under employee
   stock purchase plans and exercise of
   stock options and warrants                   162,736        212     1,006,592
  Net loss for the year ended December 31,
   2001...................................                                                           (1,898,150)
  Changes in unrealized gain on marketable
   securities.............................                                                                             105,342
                                             ----------    -------   -----------    ------------   ------------    -------------
Balance at December 31, 2001 .............   12,429,916    $16,159   $89,664,075    $   (23,150)   $(25,518,834)     $ 207,113
                                             ==========    =======   ===========    ===========    ============      =========


                                                            Comprehensive
                                                Total       Income (Loss)
                                             -----------    -------------
Balance at December 31, 1998 .............   $26,079,438     $ 1,461,787
                                                             ===========
  Amortization of unearned compensation...       519,876
  Issuance of compensatory stock options..        48,332
  Sale of Common Stock under employee
   stock purchase plans and exercise of
   stock options and warrants.............     1,323,163
  Issuance of Common Stock in connection
   with a public offering ($19.00/share),
   net of expenses........................    40,584,223
  Net loss for the year ended December 31,
   1999...................................      (495,535)       (495,535)
  Changes in unrealized (loss) on
   marketable securities..................      (238,794)       (238,794)
                                             -----------    -------------
Balance at December 31, 1999 .............    67,820,703     $  (734,329)
                                                             ===========
  Amortization of unearned compensation...       428,898
  Issuance of compensatory stock options..       164,476
  Sale of Common Stock under employee
   stock purchase plans and exercise of
   stock options and warrants.............     1,925,544
  Net loss for the year ended December 31,
   2000...................................    (5,917,156)    $(5,917,156)
  Changes in unrealized gain on marketable
   securities.............................       331,475         331,475
                                             -----------    -------------
Balance at December 31, 2000 .............    64,753,940     $(5,585,681)
                                                             ===========
  Amortization of unearned compensation...       139,094
  Issuance of compensatory stock options..       238,333
  Sale of Common Stock under employee
   stock purchase plans and exercise of
   stock options and warrants                  1,006,804
  Net loss for the year ended December 31,
   2001...................................    (1,898,150)     (1,898,150)
  Changes in unrealized gain on marketable
   securities.............................       105,342         105,342
                                             -----------    -------------
Balance at December 31, 2001 .............   $64,345,363     $(1,792,808)
                                             ===========     ===========










    The accompanying notes are an integral part of the financial statements.

                        PROGENICS PHARMACEUTICALS, INC.

                            STATEMENTS OF CASH FLOWS



                                                                                                        December 31,
                                                                                        -------------------------------------------
                                                                                            1999            2000           2001
                                                                                        ------------    ------------   ------------
Cash flows from operating activities:
 Net loss...........................................................................    $   (495,535)   $ (5,917,156)  $ (1,898,150)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization....................................................         696,415         708,874        707,382
   Amortization of premiums, net of discounts,
    on marketable securities........................................................         148,857         436,957        383,613
   Amortization of discount on investment in
    Joint Venture...................................................................          72,813          87,504         42,749
   Loss in Joint Venture............................................................       2,047,409         945,519      2,225,454
   Expenses incurred in connection with issuance of
    common stock, stock options and warrants........................................         568,208         593,374        377,427
   Realized loss from the sale of marketable
    securities......................................................................                                         64,181
   Changes in assets and liabilities:
    Decrease (increase) in accounts receivable......................................         487,740      (1,504,939)     2,273,659
    (Increase) in prepaid and other current assets..................................        (468,597)       (668,585)      (393,541)
    Decrease in security deposits and other assets..................................          10,706           3,039
    Increase (decrease) in accounts payable and
      accrued expenses..............................................................         852,796      (1,365,603)       519,632
    Increase in investment in Joint Venture.........................................      (1,323,519)       (901,836)    (2,275,389)
    Increase in deferred lease liability                                                                                     38,797
                                                                                        ------------    ------------   ------------
     Net cash provided by (used in) operating
       activities...................................................................       2,597,293      (7,582,852)     2,065,814
                                                                                        ------------    ------------   ------------
Cash flows from investing activities:
 Capital expenditures...............................................................      (1,042,840)     (1,325,243)    (1,264,799)
 Purchase of marketable securities..................................................     (46,449,032)    (41,064,989)   (49,704,020)
 Sale of marketable securities......................................................      12,870,000      30,569,000     52,038,819
 Purchase of certificate of deposit.................................................                      (1,000,000)
 Sale of certificate of deposit.....................................................                                      1,000,000
                                                                                        ------------    ------------   ------------
     Net cash (used in) provided by
       investing activities.........................................................     (34,621,872)    (12,821,232)     2,070,000
                                                                                        ------------    ------------   ------------
Cash flows from financing activities:
 Proceeds from issuance of equity securities, net of
   offering expenses................................................................      41,907,386       1,925,544      1,006,804
 Payment of capital lease obligations...............................................        (107,622)       (104,921)       (11,969)
                                                                                        ------------    ------------   ------------
     Net cash provided by financing activities......................................      41,799,764       1,820,623        994,835
                                                                                        ------------    ------------   ------------
     Net increase (decrease) in cash and cash
       equivalents..................................................................       9,775,185     (18,583,461)     5,130,649
                                                                                        ------------    ------------   ------------
Cash and cash equivalents at beginning of period....................................      14,437,263      24,212,448      5,628,987
                                                                                        ------------    ------------   ------------
     Cash and cash equivalents at end of period                                         $ 24,212,448    $  5,628,987   $ 10,759,636
                                                                                        ============    ============   ============
Supplemental disclosure of cash flow information:
 Cash paid for interest.............................................................    $     38,832    $      7,388   $      6,067
Supplemental disclosure of noncash investing and financing activities:
   Fixed assets included in accounts payable and
    accrued expenses................................................................    $     35,856    $    238,089   $     25,352


    The accompanying notes are an integral part of the financial statements.

                        PROGENICS PHARMACEUTICALS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Business

   Progenics Pharmaceuticals, Inc. (the "Company") is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company applies its immunological expertise to develop biopharmaceuticals to fight viral diseases, such as human immunodeficiency virus ("HIV") infection, and cancers, including malignant melanoma and prostate cancer. The Company was incorporated in Delaware on December 1, 1986. All of the Company's operations are located in New York. The Company operates under a single segment.

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

   The Company has been awarded government research grants and contracts from the National Institutes of Health (the "NIH"). The NIH grants are used to subsidize the Company's research projects ("Projects"). NIH revenue is recognized on a pro rata basis as subsidized Project costs are incurred. Such method approximates the straight-line basis over the lives of the Projects. The NIH contracts reimburse the Company for costs associated with manufacturing products ordered by the NIH in the HIV area.

   Payments have been received from Bristol-Myers Squibb Company, Hoffmann-LaRoche, the Department of Defense, Aaron Diamond AIDS Research Center and the National Institutes of Health (collectively the "Collaborators") (see Note 7) and PSMA Development Company, L.L.C. ("PSMA") (a related party, see Note 8) for contract research and development. Such amounts are recognized as revenue as the related services are performed by the Company, provided the collection of the resulting receivable is probable. In situations where the Company receives payments in advance of performance of services, such amounts are deferred and recognized as revenue as the related services are performed. The gross profit margin on such revenues are not material.

   On January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In accordance with SAB 101, Non-refundable fees, including payments for services, up-front licensing fees and milestone payments (collectively, "Non-refundable Fees"), are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue. However, revenue recognized is limited to the amount of Non-refundable Fees received.

   Prior to January 1, 2000, the Company recognized revenue as described above, except that certain Non-refundable Fees were recognized as revenue when there were no additional contractual services to be provided or costs to be incurred by the Company in connection with the Non-refundable Fee. There was no cumulative effect of adopting SAB 101 at January 1, 2000.

   Interest income is recognized as earned.

   For each of the three years in the period ended December 31, 2001, all of the Company's research grant revenue and contract research and development revenue came from PSMA and the Collaborators.

Concentrations of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities and receivables from PSMA and the Collaborators. The Company invests its excess cash in investment grade securities issued by corporations and governments. The Company has

                        PROGENICS PHARMACEUTICALS, INC.

established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities.

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

                 Machinery and equipment...................      5-7 years
                 Furniture and fixtures....................        5 years
                 Leasehold improvements....................    Life of lease


Patents

   As a result of research and development efforts conducted by the Company, it has applied, or is applying, for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

Cash and Cash Equivalents

   The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2001 and 2000, the Company had invested approximately $6,223,000 and $4,505,000 in funds with two major investment companies and held approximately $4,537,000 and $1,124,000 in a single commercial bank, respectively. In addition, at December 31, 2000 the Company held a $1 million certificate of deposit, in a commercial bank, with a 30-day maturity.

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

                        PROGENICS PHARMACEUTICALS, INC.

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

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates relate to revenue recognition, clinical trial accruals, fixed assets and deferred taxes. Actual results could differ from those estimates.

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

Comprehensive (Loss) Income

   Comprehensive (loss) income represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income of the Company includes net (loss) income adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive (loss) income is immaterial. The disclosures required by Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" for the years ended December 31, 1999, 2000 and 2001 have been included in the Statements of Stockholders' Equity.

Reclassifications

   Certain reclassifications have been made to the financial statements for 1999 and 2000 to conform with the current year's presentation.

Impact of Future Adoption of Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." FAS 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. FAS 142 requires that ratable amortization

                        PROGENICS PHARMACEUTICALS, INC.

of goodwill and certain intangible assets be replaced with periodic tests of the goodwill's impairment and that other intangible assets be amortized over the useful lives. FAS 141 is effective for all business combinations initiated after June 30, 2001. The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001 and will be adopted by the Company in 2002. The Company does not expect the adoption of FAS 141 and 142 to have a material impact on its financial statements.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with Retirement of Long-Lived Assets." The objective of FAS 143 is to provide accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The retirement obligations included with the scope of FAS 143 are those that an entity cannot avoid as a result of either the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under FAS 143, as well as intangible long-lived assets with indeterminable lives. FAS 143 is require to be adopted on January 1, 2003. The Company does not expect the adoption of FAS 143 to have any material impact on its financial statements.

   The Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of FAS 144 to have any material impact on its financial statements.

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

   As of December 31, 2000 and 2001, marketable securities had maturities of less than three years. The following table summarizes the amortized cost basis, the aggregate fair value, and gross unrealized holding gains and losses at December 31, 2000 and 2001:


                                                                                                          Unrealized Holding
                                                                       Amortized        Fair       --------------------------------
                                                                      Cost Basis       Value         Gains     (Losses)       Net
                                                                      -----------   -----------    --------    ---------   --------
2001:
  Maturities less than one year
   Corporate debt securities......................................    $30,237,360   $30,523,239    $288,111    $  (2,232)  $285,879
  Maturities between one and three years
   Corporate debt securities......................................     20,673,040    20,594,274      32,402     (111,168)   (78,766)
                                                                      -----------   -----------    --------    ---------   --------
                                                                      $50,910,400   $51,117,513    $320,513    $(113,400)  $207,113
                                                                      ===========   ===========    ========    =========   ========
2000:
  Maturities less than one year
   Corporate debt securities......................................    $39,997,722   $40,089,556    $117,800    $ (25,966)  $ 91,834
  Maturities between one and three years
   Corporate debt securities......................................     13,695,271    13,705,208      29,167      (19,230)     9,937
                                                                      -----------   -----------    --------    ---------   --------
                                                                      $53,692,993   $53,794,764    $146,967    $ (45,196)  $101,771
                                                                      ===========   ===========    ========    =========   ========

                        PROGENICS PHARMACEUTICALS, INC.

   There were no realized gains and losses from the sale of marketable securities for the years ended December 31, 1999 and 2000. The realized loss for the year ended December 31, 2001 was $64,181. The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

4. Fixed Assets

   Fixed assets, including amounts under capitalized lease obligations, consist of the following:

                                                                   December 31,
                                                            --------------------------
                                                                2000          2001
                                                            -----------    -----------
      Machinery and equipment ...........................   $ 3,181,913    $ 3,718,587
      Furniture and fixtures ............................       462,850        525,637
      Leasehold improvements ............................     1,369,157      1,821,759
                                                            -----------    -----------
                                                              5,013,920      6,065,983
       Less, Accumulated depreciation and amortization ..    (2,798,401)    (3,505,784)
                                                            -----------    -----------
                                                            $ 2,215,519    $ 2,560,199
                                                            ===========    ===========


5. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following:

                                                                    December 31,
                                                              ------------------------
                                                                 2000          2001
                                                              ----------    ----------
      Accounts payable ....................................   $  391,367    $  916,711
      Accrued consulting and clinical trial ...............      579,992       703,508
      Accrued payroll and related costs ...................      486,549       543,283
      Legal fees payable ..................................      332,286       433,587
                                                              ----------    ----------
                                                              $1,790,194    $2,597,089
                                                              ==========    ==========


6. Stockholders' Equity

   The Company is authorized to issue 40,000,000 shares of common stock, par value $.0013 ("Common Stock"), and 20,000,000 shares of preferred stock, par value $.001. The Board has the authority to issue common and preferred shares, in series, with rights and privileges determined by the Board.

   In connection with the issuance of equity securities in 1995 and 1996, the Company issued 347,249 five-year warrants (the "Warrants"). Each Warrant entitles the holder to purchase .75 share of Common Stock at $6.67. The number of Warrants and their exercise price are subject to adjustment in the event the Company issues additional shares of Common Stock at below defined per share prices. During each of the years ended December 31, 1999, 2000 and 2001, 29,900, 182,327, and 135,022 warrants were exercised. As of December 31, 2001, all of the Warrants had been exercised.

   During March 1997, the Company obtained a line of credit ("Line") from a bank. The terms of the Line provide for the Company to borrow up to $2.0 million. The Line expired on July 31, 1997. The payment of the Line was guaranteed by two affiliates of a stockholder of the Company ("Affiliates"). In consideration for the guarantee of the Line, which has since been terminated, the Company issued 70,000 warrants to the Affiliates. Such warrants vested immediately, expire after five years and have an exercise price of $4.00. As of December 31, 2001, all 70,000 warrants were outstanding.

                        PROGENICS PHARMACEUTICALS, INC.

   On November 19, 1999, the Company completed a follow-on offering of 2,300,000 shares of its common stock, in which the Company raised approximately $40.6 million, net of expenses and underwriting discount.

7. Commitments and Contingencies

a. Operating Leases

   The Company leases office and laboratory space under a noncancelable sublease agreement. The sublease, as amended, provides for fixed monthly rental expense of approximately $60,000 through December 31, 2002 and $65,081 from January 2003 through June 30, 2005. The sublease also provides for additional charges based upon usage of certain utilities in excess of defined amounts ("Additional Utility Charges"). The sublease can be extended at the option of the Company for two additional two-year terms.

   The Company also leases office equipment under noncancelable operating leases. The leases expire at various times through March 2005. As of December 31, 2001, future minimum annual payments under all operating lease agreements, are as follows:

                                                            Minimum
             Years ending December 31,                  Annual Payments
             -------------------------                  ---------------
             2002...................................      $  731,340
             2003...................................         792,312
             2004...................................         792,312
             2005...................................         401,826
                                                          ----------
                                                          $2,717,790


   Rental expense totaled approximately $659,000, $441,000 and $611,000 for the years ended December 31, 1999, 2000 and 2001, respectively. For the year ended December 31, 2001, the Company recognized rental expense in excess of amounts paid of approximately $39,000. Additional Utility Charges, were not material for the year ended December 31, 1999 and were $551,382 and $805,333 for the years ended December 31, 2000 and 2001, respectively.

b. Capital Lease

   Through 2001, the Company leased certain equipment under various noncancelable capital lease agreements. The leases were for periods ranging from three to five years, after which the Company: (i) either had the option or was required to purchase the equipment at defined monthly amounts or (ii) may have extended the lease for up to one additional year at defined monthly amounts or (iii) was required to return the equipment, as per the respective lease agreements. During 2001, the Company repaid all outstanding capital lease balances. Leased equipment included as a component of fixed assets was approximately $351,000 and none at December 31, 2000 and 2001, respectively; related accumulated depreciation was approximately $308,000 and none for the same respective periods.

c. Licensing, Corporate Collaboration and Service Agreements

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

                        PROGENICS PHARMACEUTICALS, INC.

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

 ii. Sloan-Kettering Institute for Cancer Research

   In November 1994, the Company (as licensee) entered into a worldwide exclusive licensing agreement with Sloan-Kettering Institute for Cancer Research ("Sloan-Kettering") whereby the Company has the exclusive right to use certain technology owned by Sloan-Kettering. Certain employees of Sloan-Kettering are consultants to the Company (see Note 7(d)). The Company is required to remit royalties based upon the greater of minimum royalties, as defined, or as a percentage of sales of any licensed product, as defined ("Product Royalties"), and sublicense income, as defined, earned under sublicenses granted by the Company in accordance with this licensing agreement ("Sublicense Royalties"). In the event that no Product Royalties or Sublicense Royalties are due in a given calendar year, then a defined percentage of that year's minimum royalty will be creditable against future Product Royalties or Sublicense Royalties due Sloan-Kettering. The licensing agreement may be terminated by Sloan-Kettering in the event that the Company fails to achieve certain defined objectives, which include the manufacture and distribution of a product which uses the licensed technology, by 2004, or if the Company fails to satisfy certain other contractual obligations ("Early Termination"); otherwise the agreement shall terminate either upon the expiration or abandonment of Sloan-Kettering's patents on the technology licensed, or 15 years from the date of first commercial sale, as defined, whichever is later. With regard to Early Termination, Sloan-Kettering shall not unreasonably withhold its consent to revisions to the due dates for achieving the defined objectives under certain circumstances. The Company has the right to terminate the agreement at any time upon 90 days prior written notice ("Company Termination"). In the event of Early Termination or Company Termination, all licensing rights under the agreement would revert to Sloan-Kettering. Early Termination of the license could have a material adverse effect on the business of the Company. The Company is also party to a license agreement with Sloan-Kettering whereby the Company has en exclusive, worldwide license to certain patents relating to DHA, which license continues for 20 years or until the expiration

                        PROGENICS PHARMACEUTICALS, INC.

of the subject patents. Although the Company intends to use its best efforts to comply with the terms of the license, there can be no assurance that the licensing agreement will not be terminated.

 iii. Aquila Biopharmaceuticals, Inc.

   In August 1995, the Company (as licensee) entered into a license and supply agreement (the "L&S Agreement") with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, Inc. ("Aquila"). Under the terms of the L&S Agreement, the Company obtained a coexclusive license to use certain technology and a right to purchase QS-21 adjuvant (the "Product") from Aquila for use in the Company's research and development activities. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and issued 45,000 restricted shares of the Company's Common Stock ("Restricted Shares") to Aquila. The Restricted Shares are nontransferable with this restriction lapsing upon the Company's achievement of certain milestones ("L&S Milestones"), as defined. In the event that any one or more L&S Milestones do not occur, the underlying Restricted Shares would be returned to the Company. As of December 31, 2001, the restrictions on 22,500 shares of common stock have lapsed. The fair value of the Restricted Shares, combined with the noncreditable license fee, were expensed during 1995 as research and development. In addition, the Company will be required to remit royalties based upon the net sales of products sold using the licensed technology ("Licensed Products") and a defined percentage of any sublicense fees and royalties payable to the Company with respect to Licensed Products. The L&S Agreement may be terminated by Aquila in the event that the Company fails to achieve certain defined objectives, which include the manufacture and distribution of a Licensed Product, by 2004 ("Early Termination"); otherwise the L&S Agreement shall terminate upon the expiration of Aquila's patents on the technology licensed. With regard to Early Termination, Aquila shall not unreasonably withhold its consent to revisions to the due dates for achieving the L&S Milestones under certain circumstances. The Company has the right to terminate the L&S Agreement at any time upon 90 days prior written notice ("Company Termination"), as defined. In the event of Early Termination or Company Termination, all licensing rights under the agreement would revert to Aquila. Early termination of the L&S Agreement would have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the L&S Agreement, there can be no assurance that the agreement will not be terminated.

 iv. Bristol-Myers Squibb Company

   In July 1997, the Company and Bristol-Myers Squibb Company ("BMS") entered into a Joint Development and Master License Agreement (the "BMS License Agreement") under which BMS obtained an exclusive license to certain therapeutic cancer vaccines (the "Cancer Vaccines"). Upon execution of the agreement, BMS made non-refundable cash payments as reimbursement for certain expenses incurred by the Company in the development of the Cancer Vaccines and as a licensing fee. In addition, BMS was obligated to make future non-refundable payments as defined upon the achievement of specified milestones and pay royalties on any product sales. BMS also subsidized ongoing development, clinical trials and regulatory filings ("Development Costs") conducted by the Company on a time and material basis related to the Cancer Vaccines.

   In May 2001, BMS and the Company mutually agreed to terminate the BMS License Agreement. Under the terms of the settlement agreement, BMS relinquished all future rights to the Cancer Vaccines and paid the Company $15.5 million. Approximately $5.6 million of the payment related to contract work performed prior to termination and the balance was a contract termination payment. Under the terms of certain license agreements, a portion of the termination payment was paid to certain licensors.

 v. Hoffmann-LaRoche

   On December 23, 1997 (the "Effective Date"), the Company entered into an agreement (the "Roche Agreement") to conduct a research collaboration with F. Hoffmann-LaRoche Ltd and Hoffmann-LaRoche, Inc.

                        PROGENICS PHARMACEUTICALS, INC.

(collectively "Roche") to identify novel HIV therapeutics. The Roche Agreement grants to Roche an exclusive worldwide license to use certain of the Company's intellectual property rights related to HIV to develop, make, use and sell products resulting from the collaboration.

   The terms of the Roche Agreement require Roche to pay the Company an upfront fee and defined amounts annually for the first year, with annual adjustments thereafter, for the funding of research conducted by the Company. Roche's annual payment is made quarterly in advance. Such funding will continue for a minimum of two years from the Effective Date. In addition, the Company will receive non-refundable milestone payments and royalty payments based on achievement of certain events and a percentage of worldwide sales of products developed from the collaboration, respectively. The collaboration had an original term of three years and has subsequently been extended for two additional years by mutual agreement. The Roche Agreement shall remain in force until the expiration of all obligations to pay royalties pursuant to any licenses specifies by the Roche Agreement. Roche may terminate the Roche Agreement at any time with prior written notice, at which time the license granted by the Company will terminate. Either party may terminate the Roche Agreement if the other party defaults on its obligations and such default is not cured within sixty days of written notice of such default.

   In March 2002, Roche exercised its right to discontinue funding the research being conducted under the Roche Agreement and the Company is in discussions with Roche to determine the future development program for the compounds identified during the four years of collaborative effort.

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

 vii. Genzyme Transgenics Corporation

   The Company has entered into a collaboration with Genzyme Transgenics to develop a transgenic source of the PRO 542 molecule. Under this agreement, Genzyme Transgenic is engaged in a program designed to result in the establishment of a line of transgenic goats capable of expressing the molecule in lactation milk. The Company is obligated to pay Genzyme Transgenics certain fees to conduct the program as well as additional fees upon the achievement of specified milestones.

                        PROGENICS PHARMACEUTICALS, INC.

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

 ix. UR Labs, Inc.

   In October 2001 the Company entered into an agreement with UR Labs, Inc. (the "URL Agreement") to obtain worldwide exclusive rights to methylnaltrexone
(MNTX), an investigational drug in late-stage clinical development. UR Labs has exclusively licensed MNTX from the University of Chicago, where it was discovered. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the MNTX product development and commercialization program. In addition, the Company is required to pay royalties based upon net sales of the licensed products, subject to certain set off rights of the Company and the right of the Company to buy-down the royalty rate under defined circumstances. The URL Agreement may be terminated by UR Labs under specified circumstances that include the Company's failure to achieve certain milestones; however the consent of UR Labs to revisions to the due dates for the milestones shall not be unreasonably withheld under certain circumstances. If not terminated early, the URL Agreement continues until the later of the expiration of the UR Labs patents or defined period. The Company has the right to terminate the URL Agreement upon 60 days prior written notice. The termination of the URL Agreement could have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the URL Agreement, there can be no assurances that the agreement will not be terminated.

   In connection with all the agreements discussed above, the Company has recognized milestone, license and sub-license fees, which are included in research and development expenses, totaling approximately $2,077,000, $2,110,000 and $2,141,000 for the years ended December 31, 1999, 2000 and
2001, respectively. In addition, as of December 31, 2001, remaining payments associated with milestones and defined objectives with respect to the above agreements total approximately $22 million. Future annual minimum royalties under the licensing agreements described in (i) through (iii) and (vi) through
(ix) above are not significant.

d. Consulting Agreements

   As part of the Company's research and development efforts it enters into consulting agreements with external scientific specialists ("Scientists") and others. These Agreements contain varying terms and provisions including fees to be paid by the Company and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable to the Company. Certain Scientists, some of who are members of the Company's Scientific Advisory Board, have purchased Common Stock or received stock options which are subject to vesting provisions, as defined. The Company has recognized expenses with regards to these consulting agreements totaling approximately $631,000, $719,000 and $538,000 for the years ended December 31, 1999, 2000 and 2001, respectively. For the years ended December 31, 1999, 2000 and 2001, such expenses include the fair value of stock options granted during 1999, 2000 and 2001, which were fully vested at grant date, of approximately $48,000, $164,000 and $238,000, respectively.

                        PROGENICS PHARMACEUTICALS, INC.

8. PSMA Development Company LLC

   On June 15, 1999, the Company and CYTOGEN Corporation ("CYTOGEN") (collectively, the "Members") formed a joint venture in the form of a limited liability company (the "LLC" or "JV") for the purposes of conducting research, development, manufacturing and marketing of products related to the prostate-specific membrane antigen ("PSMA"). In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a License Agreement and a Services Agreement (collectively, the "Agreements"). Each Member made an initial capital contribution of $100,000. In general, each Member has equal representation on the JV's management committee and equal voting rights and equal rights to profits and losses of the JV.

   Under the LLC Agreement, the Company was required to pay to the JV $2.0 million in supplemental capital contributions at certain defined dates or upon the achievement of defined milestones by the JV. As discussed below, since it was probable that the Company would be required to fund the $2.0 million supplemental capital contribution, the Company, on June 15, 1999, recorded a liability to the JV of approximately $1.8 million. Such amount represented the present value of the supplemental capital contribution discounted at 10%. The discount was amortized as interest expense over the term of the remaining payments. $1.0 million was paid during 1999 and $500,000 was paid during each of 2000 and 2001.

   In accordance with the Agreements, the Company's $2.0 million supplemental capital contribution was used by the JV to pay a $2.0 million non-refundable licensing fee to CYTOGEN ("CYTOGEN Payment"). The payment terms of the CYTOGEN Payment are identical to the payment terms of the Company's required supplemental capital contribution. Accordingly, at inception, the JV has discounted the CYTOGEN Payment along with the Company's supplemental capital contribution thereby recording approximately a $1.8 million liability to CYTOGEN and a $1.8 million receivable from the Company.

   The Company is engaged in a research program on behalf of the JV under the Services Agreement and is compensated for its services based on agreed upon terms. The Company was originally required to fund the cost of research up to $3.0 million. The JV agreement provided that the Company's funding obligations are reduced by $500,000 and defined marketing rights are enhanced, if Cytogen did not by June 15, 2000, acquire certain third-party license rights on behalf of the JV. The Company and CYTOGEN reached an agreement which did not reduce the Company's funding obligation for research and development on behalf of the JV. As of December 31, 2001, the Company had surpassed the $3.0 million in funding for research costs. Accordingly, each member was required to contribute $650,000 to fund future research costs and will share such costs equally. Amounts received from the JV as reimbursement of research and development costs in excess of $3.0 million are recognized as contract research and development revenue. For the year ended December 31, 2001, such amount totaled approximately $200,000 and the gross profit margin on such revenue was not material. All inventions made by the Company in connection with the Services Agreement will be assigned to the JV for its use and benefit.

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

                        PROGENICS PHARMACEUTICALS, INC.

   The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

                                                                   December 31,
                                                             -------------------------
                                                                2000          2001
                                                            -----------    -----------
      Balance Sheet Data
      Cash ..............................................   $   208,729    $ 1,009,929
                                                            ===========    ===========
      Accounts payable
       CYTOGEN ..........................................       457,251
       The Company ......................................       150,007        351,333
      Capital contributions
       CYTOGEN ..........................................       100,000      1,000,000
       The Company ......................................     3,022,289      5,798,424
      Contribution receivable from the Company ..........      (457,251)      (500,000)
      Accumulated deficit ...............................    (3,063,567)    (5,639,828)
                                                            -----------    -----------
                                                            $   208,729    $ 1,009,929
                                                            ===========    ===========



                                     Statement of Operations Data

                                                           For the Period
                                                         from June 15, 1999      For the Year Ended
                                                           (inception) to     -------------------------
                                                         December 31, 1999       2000          2001
                                                         ------------------   ----------    -----------
Total revenue (interest income) .....................       $    72,813       $   96,233    $    47,111
Total expenses ......................................         2,147,178        1,085,435      2,623,372
                                                            -----------       ----------    -----------
Net loss ............................................       $(2,074,365)      $ (989,202)   $(2,576,261)
                                                            ===========       ==========    ===========


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

                        PROGENICS PHARMACEUTICALS, INC.

   The following table summarizes stock option information for the Plans as of December 31, 2001:


                                                           Options Outstanding                  Options Exercisable
                                               -------------------------------------------    -----------------------
                                                                 Weighted-       Weighted-                  Weighted-
                                                                  Average         Average                    Average
Range of Exercise Prices                          Number         Remaining        Exercise      Number       Exercise
------------------------                       Outstanding    Contractual Life     Price      Exercisable     Price
                                               -----------    ----------------   ---------    -----------   ---------
$  1.33 - $  1.33 ..........................      143,773           7.3            $ 1.33        143,773      $ 1.33
$  4.00 - $  5.33 ..........................      820,971           3.7            $ 4.46        725,971      $ 4.54
$  6.65 - $  9.63 ..........................      337,350           6.8            $ 9.18        200,950      $ 9.10
$ 10.00 - $ 15.00 ..........................    1,493,833           8.0            $13.12        821,319      $12.65
$ 15.04 - $ 22.06 ..........................      461,000           8.5            $17.59        111,500      $17.83
$ 25.06 - $ 28.00 ..........................      132,000           8.8            $27.09         29,000      $26.87
$ 42.38 - $ 48.88 ..........................       70,000           8.0            $43.77         26,000      $46.13
$ 70.00 - $ 70.00 ..........................       15,000           8.3            $70.00         15,000      $70.00
                                                ---------                                     -----------
$  1.33 - $ 70.00 ..........................    3,473,927           6.9            $12.19      2,073,513      $ 9.99
                                                =========                                      =========


   Transactions involving stock option awards under the Plans during 1999, 2000 and 2001 are summarized as follows:


                                                     Number     Weighted-Average
                                                    of Shares    Exercise Price
                                                    ---------   ----------------
Balance outstanding, December 31, 1998 .........    2,288,298        $ 6.89
1999: Granted (1) ..............................      254,500        $14.12
    Cancelled...................................      (24,866)       $10.12
    Exercised...................................     (201,269)       $ 4.32
    Expirations.................................       (3,600)       $15.33
                                                    ---------
Balance outstanding, December 31, 1999 .........    2,313,063        $ 7.86
                                                    ---------
2000: Granted (1) ..............................      809,500        $30.61
    Cancelled...................................      (39,100)       $24.22
    Exercised...................................     (206,295)       $ 5.39
    Expirations.................................      (38,724)       $ 1.33
                                                    ---------
Balance outstanding, December 31, 2000 .........    2,838,444        $14.39
                                                    ---------
2001: Granted (1) ..............................      906,850        $16.20
    Cancelled...................................     (192,750)       $54.44
    Exercised...................................      (25,967)       $ 6.39
    Expirations.................................      (52,650)       $47.89
                                                    ---------
Balance outstanding, December 31, 2001 .........    3,473,927        $12.19
                                                    =========

---------------
(1)  For 886,600 in 2001, 805,500 in 2000 and 248,000 in 1999, the option exercise price equaled the fair value of the Company's common stock on the date of grant. For 2001, 2000 and 1999, 20,250, 4,000 and 6,500 options, respectively, were granted, with an exercise price below the fair market value of the Company's common stock on the date of grant.

   As of December 31, 1999, 2000 and 2001, 1,316,494, 1,500,728 and 2,073,513
options with weighted average exercise prices of $6.84, $8.91 and $9.99, respectively, were exercisable under the Plans.

   As of December 31, 2001, shares available for future grants under the 93 Plan and the 96 Plan amounted to 37,028 and 901,150, respectively.

                        PROGENICS PHARMACEUTICALS, INC.

   The Company, prior to the year ended December 31, 1999, granted options with exercise prices below the estimated fair value of the Common Stock on the date of grant. Accordingly, the Company is recognizing compensation expense on a pro rata basis over the respective options' vesting periods ("Unamortized Compensation"). The Unamortized Compensation as of December 31, 1999, 2000 and 2001 has been included within stockholders equity. For the years ended
December 31, 1999, 2000 and 2001, the annual amortization of Unearned Compensation totaled $519,876, $428,898 and $139,094, respectively.

   During 1993, the Company adopted an Executive Stock Option Plan (the "Executive Plan"), under which a maximum of 750,000 shares of Common Stock, adjusted for stock splits, stock dividends, and other capital adjustments, as defined, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options ("ISOs"), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company, as defined. The Executive Plan will terminate on December 15, 2003; however, any option outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750,000 stock options under the Executive Plan to one officer, of which 664,774 were non-qualified options ("NQOs") and 85,226 were ISOs. The NQOs and ISOs have a term of ten years and entitle the officer to purchase an equal number of shares of Common Stock at prices of $5.33 and $5.87 per share, respectively, which represented the estimated fair market value and 110% of the estimated fair market value, respectively, of the Company's Common Stock at the date of grant, as determined by the Board of Directors. As of December 31, 2001, all options are fully vested and 474,774 remain outstanding.

   The following table summarizes stock option information for the Executive Plan as of December 31, 2001:


                                                           Options Outstanding                  Options Exercisable
                                               -------------------------------------------    -----------------------
                                                                 Weighted-       Weighted-                  Weighted-
                                                                  Average         Average                    Average
Range of Exercise Prices                          Number         Remaining        Exercise      Number       Exercise
------------------------                       Outstanding    Contractual Life     Price      Exercisable     Price
                                               -----------    ----------------   ---------    -----------   ---------
$ 5.33 .....................................     474,774            5.9            $5.33        474,774       $5.33


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

   Purchases of Common Stock during the years ended December 31, 1999, 2000 and 2001 are summarized as follows:


                                                                Qualified Plan                Non-Qualified Plan
                                                          ---------------------------    ----------------------------
                                                           Shares                         Shares
                                                          Purchased     Price Range      Purchased      Price Range
                                                          ---------   ---------------    ---------   ----------------
2001..................................................     64,160     $ 9.46 - $18.25      4,069      $ 9.46 - $16.24
2000..................................................     37,245     $12.61 - $60.00      4,873     $14.125 - $60.00
1999..................................................     28,742     $10.00 - $27.05      3,455      $10.00 - $24.79

                        PROGENICS PHARMACEUTICALS, INC.

   At December 31, 2001, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 16,359 and 37,603, respectively.

   The following table summarizes the pro forma operating results of the Company had compensation costs for the Plans, the Executive Plan and the Purchase Plans been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123. Since option grants awarded during 1999, 2000 and 2001 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.


                                                                                     Years Ended December 31,
                                                                            -----------------------------------------
                                                                                1999           2000           2001
                                                                            -----------    ------------   -----------
Pro forma net loss ......................................................   $(2,270,184)   $(12,975,514)  $(7,300,479)
                                                                            ===========    ============   ===========
Pro forma net loss per share, basic and diluted .........................   $     (0.23)   $      (0.58)  $     (0.59)
                                                                            ===========    ============   ===========


   For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of option grants: expected volatility of 71% in 1999, 93% in 2000 and 86% in 2001, expected lives of 5 years after vesting; zero dividend yield and weighted-average risk-free interest rates of 5.28% in 1999, 6.3% in 2000 and 4.7% in 2001.

   During the years ended December 31, 1999, 2000 and 2001, 248,000, 805,000 and 886,600 options, respectively, whose exercise price was equal to the market price of the stock on the date of grant were granted under the Plans. The weighted average exercise price of those options was $14.25, $30.68 and $16.34, respectively, and the weighted average grant date fair value of those options was $8.91, $22.92 and $11.49, respectively. During the years ended December 31, 1999, 2000 and 2001, 6,500, 4,000 and 20,250 options whose exercise price was less than the market price of the stock on the date of grant were granted under the Plans. The weighted average exercise price of those options was $9.09, $15.88 and $9.93, respectively, and the weighted average grant date fair value was $10.78, $42.64 and $12.10, respectively.

10. Employee Savings Plan

   The Company, during 1993, adopted the provisions of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the "Amended Plan"). The terms of the Amended Plan, among other things, allow eligible employees, as defined, to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Company has agreed to match 100% of up to the first 8% of compensation that eligible employees contribute to the Amended Plan, as defined. In addition, the Company may also make a discretionary contribution, as defined, each year on behalf of all participants who are non-highly compensated employees, as defined. The Company made matching contributions of approximately $95,000, $256,541 and $316,719 to the Amended Plan for the years ended December 31, 1999, 2000 and 2001, respectively.

11. Income Taxes

   There is no benefit for federal or state income taxes for the years ended December 31, 2001, 2000 and 1999, since the Company has incurred an operating loss and has established a valuation allowance equal to the total deferred tax asset.

                        PROGENICS PHARMACEUTICALS, INC.

   The tax effect of temporary differences, net operating losses and tax credits carryforwards as of December 31, 2000 and 2001 are as follows:

                                                               December 31,
                                                       ----------------------------
                                                           2000            2001
                                                       ------------    ------------
   Deferred tax assets and valuation allowance:
    Net operating loss carry-forwards ..............   $ 13,724,367    $ 15,202,535
    Fixed assets ...................................        270,377         314,150
    Deferred charges ...............................      1,672,977       1,430,280
    Research and experimental tax credit carry-
      forwards......................................      2,482,858       1,956,378
    Alternative minimum tax credit carry-forward ...        211,384         211,384
    Valuation allowance ............................    (18,361,963)    (19,114,727)
                                                       ------------    ------------
                                                       $         --    $         --
                                                       ============    ============


   The Company does not recognize deferred tax assets considering the history of taxable losses and the uncertainty regarding the Company's ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

   As of December 31, 2001, the Company has available, for tax purposes, unused net operating loss carryforwards of approximately $37.7 million which will expire in various years from 2002 to 2021. The Company's research and experimental tax credit carryforwards expire in various years from 2003 to 2021. In addition, the Company's alternative minimum tax credit can be carried forward indefinitely. Future ownership changes may limit the future utilization of these net operating loss and tax credit carryforwards as defined by the federal and state tax codes.

12. Net Loss Per Share

   The Company's basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2001, 2000 and 1999, the Company reported a net loss and, therefore, common stock equivalents were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic, and diluted are as follows:

                                                                                               Weighted Average
                                                                                 Net Loss       Common Shares     Per Share
                                                                                (Numerator)      Denominator        Amount
                                                                                -----------    ----------------   ---------
       2001:
         Basic and diluted..................................................    $(1,898,150)      12,376,056       $ (0.15)
                                                                                ===========                        =======
       2000:
         Basic and diluted..................................................    $(5,917,156)      12,137,653       $ (0.49)
                                                                                ===========                        =======
       1999:
         Basic and diluted..................................................    $  (495,535)       9,728,403       $ (0.05)
                                                                                ===========                        =======

                        PROGENICS PHARMACEUTICALS, INC.

   For the years ended December 31, 1999, 2000 and 2001 common stock equivalents which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:


                                                   1999                            2000                            2001
                                      -----------------------------   -----------------------------    ----------------------------
                                                   Weighted Average                Weighted Average                Weighted Average
                                        Number      Exercise Price      Number      Exercise Price      Number      Exercise Price
                                      ---------    ----------------   ---------    ----------------    ---------   ----------------
Options and Warrants ..............   3,148,754         $7.05         3,442,455         $12.37         3,685,245        $11.86


13. Unaudited Quarterly Results

   Summarized quarterly financial data for the years ended December 31, 2001 and 2000 are as follows:


                                                       Quarter Ended   Quarter Ended    Quarter Ended   Quarter Ended
                                                         March 31,        June 30,      September 30,    December 31,
                                                           2001             2001            2001             2001
                                                        (unaudited)     (unaudited)      (unaudited)     (unaudited)
                                                       -------------   -------------    -------------   -------------
Revenue............................................     $ 5,846,784     $ 1,406,727      $ 2,311,076     $ 2,667,453
Net income (loss)..................................         461,249       5,161,305       (3,041,838)     (4,478,866)
Net income (loss) per share
 Basic ............................................            0.04            0.42            (0.25)          (0.36)
 Diluted ..........................................            0.03            0.37            (0.25)          (0.36)


                                                       Quarter Ended   Quarter Ended    Quarter Ended   Quarter Ended
                                                         March 31,        June 30,      September 30,    December 31,
                                                           2000             2000            2000             2000
                                                        (unaudited)     (unaudited)      (unaudited)     (unaudited)
                                                       -------------   -------------    -------------   -------------
Revenue............................................     $ 3,374,247     $ 3,351,499      $ 3,700,707     $ 3,522,976
Net (loss).........................................      (1,471,967)     (1,394,740)        (587,073)     (2,463,376)
Net (loss) per share
 Basic and diluted ................................           (0.12)          (0.11)           (0.05)          (0.20)

                       Report of Independent Accountants


To the Board of Directors and Stockholders of PSMA Development Company LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders' (deficit) equity and of cash flows present fairly, in all material respects, the financial position of PSMA Development Company LLC (the "Company") (a development stage enterprise) at December 31, 2000 and 2001, and the results of its operations and its cash flows for the periods from June 15, 1999 (inception) to December 31, 1999, the years ended December 31, 2000 and 2001 and the cumulative period from June 15, 1999 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                                 PricewaterhouseCoopers LLP

New York, New York
February 15, 2002

                          PSMA Development Company LLC
                        (a development stage enterprise)

                                 Balance Sheets



                                                             December 31,
                                                       -------------------------
                                                          2000           2001
                                                       -----------   -----------
                       ASSETS
Current assets:
 Cash .............................................    $   208,729   $ 1,009,929
                                                       ===========   ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Account payable ..................................    $   607,258   $   351,333
                                                       -----------   -----------
   Total liabilities...............................        607,258       351,333
                                                       -----------   -----------
Capital contributions .............................      3,122,289     6,798,424
Contribution receivable, Progenics
  Pharmaceuticals, Inc.............................       (457,251)     (500,000)
Deficit accumulated during the development stage ..     (3,063,567)   (5,639,828)
                                                       -----------   -----------
   Total stockholders' (deficit) equity............       (398,529)      658,596
                                                       -----------   -----------
   Total liabilities and stockholders' (deficit)
  equity...........................................    $   208,729   $ 1,009,929
                                                       ===========   ===========





    The accompanying notes are an integral part of the financial statements.

                          PSMA Development Company LLC
                        (a development stage enterprise)

                            Statements of Operations



                                                      June 15, 1999                                                Cumulative from
                                                      (inception) to                                                June 15, 1999
                                                         through             Year Ended          Year Ended         (inception) to
                                                    December 31, 1999    December 31, 2000    December 31, 2001   December 31, 2001
                                                    -----------------    -----------------    -----------------   -----------------
Revenue:
 Interest income ................................      $    72,813           $   96,233          $    47,111         $   216,157
                                                       -----------           ----------          -----------         -----------
Expenses:
 Research and development .......................          223,520              901,835            2,073,768           3,199,123
 General and administrative .....................           53,911               96,096              206,856             356,863
 Interest .......................................           72,813               87,504               42,748             203,065
 Licensing fees .................................        1,796,934                                   300,000           2,096,934
                                                       -----------           ----------          -----------         -----------
   Total expenses................................        2,147,178            1,085,435            2,623,372           5,855,985
                                                       -----------           ----------          -----------         -----------
   Net Loss......................................      $(2,074,365)          $ (989,202)         $(2,576,261)        $(5,639,828)
                                                       ===========           ==========          ===========         ===========





    The accompanying notes are an integral part of the financial statements.

                          PSMA Development Company LLC
                        (a development stage enterprise)

                  Statements of Stockholders' (Deficit) Equity
      For the period from June 15, 1999 (inception) to December 31, 2001, including the period from June 15, 1999 (inception) to December 31 1999, and the years ended December 31, 2000 and 2001



                                                            Capital      Contribution    Accumulated                  Comprehensive
                                                         Contributions    Receivable       Deficit         Total           Loss
                                                         -------------   ------------    -----------    -----------   -------------
Capital contributions................................     $2,220,454                                    $ 2,220,454
Contribution receivable, Progenics Pharmaceuticals
  Inc.
  License Fee........................................                      $(796,934)                      (796,934)
Amortization of discount on capital contribution.....                        (72,813)                       (72,813)
Net loss for the period from June 15, 1999
  (inception) to December 31, 1999...................                                    $(2,074,365)    (2,074,365)   $(2,074,365)
                                                          ----------       ---------     -----------    -----------    -----------
 Balance at December 31, 1999........................      2,220,454        (869,747)     (2,074,365)      (723,658)
Capital contributions................................        901,835                                        901,835
Amortization of discount on capital contribution.....                        (87,504)                       (87,504)
Contribution receivable, Progenics Pharmaceuticals
  Inc.
  License Fee........................................                        500,000                        500,000
Net loss for the year ended December 31, 2000........                                       (989,202)      (989,202)      (989,202)
                                                          ----------       ---------     -----------    -----------    -----------
 Balance at December 31, 2000........................      3,122,289        (457,251)     (3,063,567)      (398,529)
Amortization of discount on capital contribution.....                        (42,749)                       (42,749)
Capital contributions................................      3,676,135         500,000                      4,176,135
Contribution receivable, Progenics Pharmaceuticals
  Inc................................................                       (500,000)                      (500,000)
Net loss for the year ended December 31, 2001........                                     (2,576,261)    (2,576,261)    (2,576,261)
                                                          ----------       ---------     -----------    -----------    -----------
 Balance at December 31, 2001........................     $6,798,424       $(500,000)    $(5,639,828)   $   658,596
                                                          ==========       =========     ===========    ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                          PSMA Development Company LLC
                        (a development stage enterprise)

                            Statements of Cash Flows



                                                                                                                    Cumulative from
                                                                    June 15, 1999                                    June 15, 1999
                                                                   (Inception) to     Year Ended      Year Ended     (Inception) to
                                                                    December 31,     December 31,    December 31,     December 31,
                                                                        1999             2000            2001             2001
                                                                   --------------    ------------    ------------   ---------------
Cash flows from operating activities:
 Net loss ......................................................     $(2,074,365)     $  (989,202)   $(2,576,261)     $(5,639,828)
 Amortization of discount on capital contribution ..............         (72,813)         (87,504)       (42,749)        (203,066)
 Adjustment to reconcile net loss to net cash used in operating activities:
   Increase (decrease) in accounts payable......................         923,658         (316,400)      (255,925)         351,333
                                                                     -----------      -----------    -----------      -----------
    Net cash used in operating activities ......................      (1,223,520)      (1,393,106)    (2,874,935)      (5,491,561)
                                                                     -----------      -----------    -----------      -----------
Cash flows from financing activities:
 Capital contributions .........................................       2,220,454          901,835      3,676,135        6,798,424
 Contributions receivable from Progenics Pharmaceuticals, Inc. .        (796,934)         500,000             --         (296,934)
                                                                     -----------      -----------    -----------      -----------
    Net cash provided by financing
      activities................................................       1,423,520        1,401,835      3,676,135        6,501,490
                                                                     -----------      -----------    -----------      -----------
    Increase in cash and cash equivalents ......................         200,000            8,729        801,200        1,009,929
                                                                     -----------      -----------    -----------      -----------
Cash and cash equivalents at beginning
  of period.....................................................              --          200,000        208,729               --
                                                                     -----------      -----------    -----------      -----------
Cash and cash equivalents at end of period .....................     $   200,000      $   208,729    $ 1,009,929      $ 1,009,929
                                                                     ===========      ===========    ===========      ===========





    The accompanying notes are an integral part of the financial statements.

                          PSMA Development Company LLC
                        (a development stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS

1. Organization and Business


   PSMA Development Company LLC (the "JV") was formed on June 15, 1999 as a joint venture between Progenics Pharmaceuticals, Inc. ("Progenics") and CYTOGEN Corporation ("CYTOGEN") (collectively, the "Members") for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen ("PSMA"). Each has equal representation on the JV's management committee and equal voting rights and rights to profits and losses of the JV, as defined. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement (collectively, the "Agreements") which define the obligations of each Member as to future capital contributions and funding of research and development of the JV (see Note 3). As of December 31, 2001, the Members have committed to fund the JV for a period beyond one additional year.

2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

   The JV considers all highly liquid investments which have maturities of three months or less when acquired to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. At December 31, 2001, cash consisted of a single interest bearing money market account in a commercial bank.

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

3. Joint Venture Agreements

   In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement. Under the terms of the LLC Agreement, Progenics is required to pay to the JV $2.0 million in supplemental capital contributions at certain defined dates or upon the achievement of defined milestones by the JV.

                          PSMA Development Company LLC
                        (a development stage enterprise)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

3. Joint Venture Agreements -- (Continued)

   In accordance with the Agreements, Progenics' $2.0 million supplemental capital contribution was used by the JV to pay a $2.0 million non-refundable licensing fee to CYTOGEN (the "CYTOGEN Payment"). The payment terms of the CYTOGEN Payment are identical to the payment terms of Progenics' required supplemental capital contribution. Since it was probable that Progenics would be required to fund the $2.0 million supplemental capital contribution and that the JV would be required to pay the licensing fee to CYTOGEN, the JV, upon execution of the Agreements, recognized a receivable and payable from Progenics and CYTOGEN, respectively, for $1,796,934. Such amount represented the present value of the supplemental capital contribution and the CYTOGEN Payment discounted at 10%. The discount on those payments was amortized ratably over the term of the LLC Agreement as interest income and interest expense. During the period from June 15, 1999 (inception) to December 31, 1999, and the years ended December 31, 2000 and 2001, the JV received $1.0 million, $500,000 and $500,000, respectively, from Progenics which was, in turn, paid to CYTOGEN during that same periods. In addition, $72,813, $87,504 and $42,749 of discount was amortized during the period from June 15, 1999 (inception) to December 31, 1999 and the years ended December 31, 2000 and 2001, respectively.

   Under the terms of the Services Agreement, Progenics is engaged in a research program on behalf of the JV. Progenics is required to fund the cost of the research up to $3.0 million and is compensated based on agreed upon terms. As of December 31, 2001, Progenics had surpassed the $3.0 million in funding for research costs. Accordingly, each Member was required to contribute $650,000 to fund future research costs and will share such costs equally. All inventions made by Progenics in connection with the Services Agreement will be assigned to the JV for its use and benefit.

   The Agreements terminate upon the last to expire of the patents granted by the Members to the JV or upon breach by a Member which is not cured within 60 days of written notice.

4. Collaboration Agreements

 i. AlphaVax Human Vaccines, Inc.

   In September 2001, the Joint Venture entered into a worldwide exclusive licensing agreement with AlphaVax Human Vaccines, Inc. (the "AVX Agreement"), to use the AlphaVax Replicon Vector (ArVTM) system (the "AVRV System") to create a therapeutic prostate cancer vaccine incorporating the joint venture's proprietary PSMA antigen. In consideration for the license, the Joint Venture paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating the AVRV System (the "Products"). In addition, the Joint Venture is required to pay royalties based upon net sales of the Products, subject to certain set off rights of the Joint Venture under defined circumstances. The AVX Agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include the Joint Venture's failure to achieve certain milestones; however the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. If not terminated early, the AVX Agreement continues until the later of the expiration of the AVRV System patents or defined period. The Joint Venture has the right to terminate the AVX Agreement upon 30 days prior written notice. The termination of the AVX Agreement could have a material adverse effect on the business of the Joint Venture. Although the Joint Venture intends to use its best efforts to comply with the terms of the AVX Agreement, there can be no assurances that the agreement will not be terminated.

 ii. Abgenix, Inc.

   In February 2001, the Joint Venture entered into a worldwide exclusive licensing agreement with Abgenix, Inc. (the "ABX Agreement"), to use Abgenix' XenoMouse technology (the "XenoMouse Technology") for generating fully human antibodies to the Joint Venture's proprietary PSMA antigen. In consideration for the license, the Joint Venture paid a nonrefundable, noncreditable license fee and is obligated to pay additional

                          PSMA Development Company LLC
                        (a development stage enterprise)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

4. Collaboration Agreements -- (Continued)

payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse Technology (the "Antibody Products"). In addition, the Joint Venture is required to pay royalties based upon net sales of the Antibody Products, subject to certain set off rights of the Company under defined circumstances. The ABX Agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. If not terminated early, the ABX Agreement continues until the later of the expiration of the XenoMouse Technology patents or defined period. The Company has the right to terminate the ABX Agreement upon 30 days prior written notice. The termination of the ABX Agreement could have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the ABX Agreement, there can be no assurances that the agreement will not be terminated.

   In connection with all the agreements discussed above, the JV has recognized contractual payments, which are included in research and development expenses, totaling approximately $100,000 and license fees totaling $300,000 for the year ended December 31, 2001. In addition, remaining payments associated with milestones and defined objectives with respect to the above agreements total approximately $14.1 million. Future annual minimum royalties under the agreements described in (i) and (ii) above, are not significant.

                                 EXHIBIT INDEX


      Exhibit
      Number                             Description

           *3.1   Certificate of Incorporation of the Registrant, as amended.
           *3.2   By-laws of the Registrant.
           *4.1   Specimen Certificate for Common Stock, $.0013 par value per share, of the Registrant
          *10.1   Form of Registration Rights Agreement
          *10.2   1989 Non-Qualified Stock Option Plan ++
          *10.3   1993 Stock Option Plan, as amended ++
          *10.4   1993 Executive Stock Option Plan ++
     ******10.5   Amended and Restated 1996 Stock Incentive Plan ++
          *10.6   Form of Indemnification Agreement ++
       ****10.7   Employment Agreement dated December 22, 1998 between the Registrant and
                  Dr. Paul J. Maddon ++
          *10.8   Letter dated August 25, 1994 between the Registrant and Dr. Robert J.
                  Israel ++
        ***10.9   Employment Agreement dated as of June 10, 1998 between the Registrant and Ronald J. Prentki, as amended by Amendment No. 1 to the Employment
                  Agreement dated as of October 8, 1998 ++
        *+10.10   gp120 Supply Agreement dated July 19, 1995 between the Registrant and
                  E. I. DuPont DeNemours and Company, as amended, October 27, 1995
        *+10.11   sCD4 Supply Agreement dated June 27, 1995 between the Registrant and E.
                  I. DuPont De Nemours and Company
        *+10.12   Supply Agreement dated February 8, 1996 between the Registrant and
                  Intracel Corporation Stock Purchase Agreement dated February 11, 1994 between the Registrant and Christopher Ben
        *+10.13   License Agreement dated November 17, 1994 between the Registrant and
                  Sloan-Kettering Institute for Cancer Research
        *+10.14   Clinical Trial Agreement dated December 12, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research
        *+10.15   QS-21 License and Supply Agreement dated August 31, 1995 between the
                  Registrant and Cambridge Biotech Corporation (now known as Aquila
                  Biopharmaceuticals, Inc.)
        *+10.16   gp120 Sublicense Agreement dated March 17, 1995 between the Registrant and Cambridge Biotech Corporation (now known as Aquila
                  Biopharmaceuticals, Inc.)
        *+10.17   Cooperative Research and Development Agreement dated February 25, 1993 between the Registrant and the Centers for Disease Control and
                  Prevention
        *+10.18   License Agreement dated March 1, 1989, as amended by a Letter Agreement dated March 1, 1989 and as amended by a Letter Agreement dated October
                  22, 1996 between the Registrant and the Trustees of Columbia University
        *+10.19   License Agreement dated June 25, 1996 between the Registrant and The
                  Regents of the University of California
        *+10.20   KLH Supply Agreement dated July 1, 1996 between the Registrant and
                  PerImmune, Inc.
        *+10.21   sCD4 Supply Agreement dated November 3, 1993 between the Registrant and
                  E.I. DuPont DeNemours and Company
  ********10.22   Amended and Restated Sublease dated June 6, 2000 between the Registrant and Crompton Corporation
        *+10.23   Joint Development and Master License Agreement dated as of April 15,
                  1997 between Bristol-Myers Squibb Company and the Registrant
        *+10.24   Sublicense Agreement with respect to the Sloan-Kettering License
                  Agreement dated as of April 15, 1997 between Bristol-Myers Squibb
                  Company and the Registrant

      Exhibit
      Number                             Description

        *+10.25   Sublicense Agreement with respect to The Regents' License Agreement dated April 15, 1997 between Bristol-Myers Squibb Company and the
                  Registrant
        *+10.26   Sublicense Agreement with respect to Aquila Biopharmaceuticals, Inc.
                  License and Supply Agreement dated April 15, 1997 between Bristol-Myers
                  Squibb Company and the Registrant
        *+10.27   Letter Agreement dated as of April 15, 1997 among Bristol-Myers Squibb
                  Company, Registrant and the Sloan-Kettering Institute for Cancer
                  Research
         *10.28   Letter agreement dated as of April 15, 1997 among Bristol-Myers Squibb
                  Company, Registrant and The Regents of the University of California
        *+10.29   Letter agreement dated as of April 15, 1997 among Bristol-Myers Squibb
                  Company, Registrant and Aquila Biopharmaceuticals, Inc.
         *10.30   Form of Warrant to purchase Series C Preferred Stock
         *10.31   Form of Warrant issued to Tudor BVI Futures, Ltd. and Tudor Global
                  Trading LLC
       **+10.32   Heads of Agreement, effective as of December 23, 1997, among F.
                  Hoffman-La Roche Ltd., Hoffmann-La Roche Inc. and Registrant
    *****+10.33   Development and License Agreement effective as of April 30, 1999, between Protein Design Labs, Inc. and the Registrant
    *****+10.34   PSMA/PSMP License Agreement dated June 15, 1999, by and among the
                  Registrant, Cytogen Corporation and PSMA Development Company LLC
    *****+10.35   Limited Liability Company Agreement of PSMA Development Company, dated
                  June 15, 1999, by and among the Registrant, Cytogen Corporation and
                  PSMA Development Company LLC
   *******10.36   Director Stock Option Plan ++
 *********10.37   Employment Agreement dated as of May 16, 2001 between the Registrant and Ronald J. Prentki ++
           23.1   Consent of PricewaterhouseCoopers LLP (regarding the Registrant)
           23.2   Consent of PricewaterhouseCoopers LLP (regarding PSMA Development
                  Company LLC)

---------------
         * Previously filed as an exhibit to the Company's Registration Statement on Form S-1, Commission File No. 333-13627, and incorporated by reference herein.
        ** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 6, 1998, and incorporated by reference herein.
       *** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, and incorporated by reference herein.
      **** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.
     ***** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated by reference herein.
    ****** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated by reference herein.
   ******* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.
  ******** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated by reference herein.
 ********* Previously filed as an exhibit to the Company's Quarterly Report on From 10-Q for the quarter period ended September 30, 2001, and incorporated by reference herein.
         + Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.
        ++ Management contract or compensatory plan or arrangement.