Form 10-Q
period 2002-03-31
PROGENICS PHARMACEUTICALS INC
filed 2002-05-15
CIK 835887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

         As of March 31, 2002 there were 12,364,303 shares of common stock, par value $.0013 per share, of the registrant outstanding.

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

                         PROGENICS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
               AT MARCH 31, 2002 AND DECEMBER 31, 2001 (Unaudited)

                                                                               March 31,                 December 31,
                                                                                 2002                        2001
                                                                       ------------------------    ------------------------
ASSETS:
Current assets:
    Cash and cash equivalents......................................     $           13,486,515       $          10,759,636
    Certificates of deposit........................................                  1,000,000
    Marketable securities..........................................                 36,362,136                  30,523,239
    Accounts receivable............................................                    497,519                     378,020
    Interest receivable............................................                    761,850                   1,245,890
    Other current assets...........................................                    816,899                     840,695
                                                                        ----------------------       ---------------------
         Total current assets......................................                 52,924,919                  43,747,480

Marketable securities..............................................                  8,985,365                  20,594,274
Fixed assets, at cost, net of accumulated
    depreciation and amortization..................................                  3,041,797                   2,560,199
Investment in joint venture........................................                     76,977                     579,296
Other Assets.......................................................                    120,225
                                                                        ----------------------       ---------------------
         Total assets..............................................     $           65,149,283       $          67,481,249
                                                                        ======================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
    Accounts payable and accrued liabilities.......................     $            2,302,341       $           2,597,089
    Amount due to joint venture....................................                                                500,000
                                                                        ----------------------       ---------------------
         Total current liabilities.................................                  2,302,341                   3,097,089


Deferred lease liability...........................................                     46,914                      38,797
                                                                        ----------------------       ---------------------
         Total liabilities.........................................                  2,349,255                   3,135,886
                                                                        ----------------------       ---------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 authorized; none issued and outstanding

    Common stock - $.0013 par value, 40,000,000
        authorized; issued and outstanding - 12,525,654
        in 2002, 12,429,916 in 2001................................                     16,282                      16,159
    Additional paid-in capital.....................................                 90,372,501                  89,664,075
    Unearned compensation..........................................                                                (23,150)
    Accumulated deficit............................................                (27,519,849)                (25,518,834)
    Accumulated other comprehensive (loss) income..................                    (68,906)                    207,113
                                                                        -----------------------      ---------------------
         Total stockholders' equity................................                 62,800,028                  64,345,363
                                                                        ----------------------       ---------------------

         Total liabilities and stockholders' equity................     $           65,149,283       $          67,481,249
                                                                        ======================       =====================


   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Three months ended March 31,
                                                                       ----------------------------------------------------
                                                                                 2002                        2001
                                                                       ------------------------    ------------------------
Revenues:
    Contract research and development,
           and research grants ....................................     $            2,356,651       $           4,917,305
    Product sales..................................................                     13,428                      25,000
    Interest income................................................                    546,882                     904,479
                                                                        ----------------------       ---------------------

         Total revenues............................................                  2,916,961                   5,846,784
                                                                        ----------------------       ---------------------

Expenses:
    Research and development.......................................                  4,566,549                   3,731,045
    General and administrative.....................................                  1,247,170                   1,058,113
    Loss in joint venture..........................................                    502,319                     418,020
    Interest expense...............................................                                                 12,080
    Depreciation and amortization..................................                    201,938                     166,277
                                                                        ----------------------       ---------------------

         Total expenses............................................                  6,517,976                   5,385,535
                                                                        ----------------------       ---------------------

         Operating (loss) income...................................                 (3,601,015)                    461,249

Payment from insurance settlement..................................                  1,600,000
                                                                        ----------------------       ---------------------

         Net (loss) income.........................................     $          (2,001,015)       $             461,249
                                                                        ======================       =====================

         Net (loss) income per share - basic.......................     $               (0.16)       $               0.04
                                                                        ======================       ====================

         Net (loss) income per share - diluted.....................     $               (0.16)       $               0.03
                                                                        ======================       ====================


   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

                                            COMMON STOCK        ADDITIONAL
                                         -----------------       PAID-IN          UNEARNED          ACCUMULATED
                                         Shares     Amount       CAPITAL        COMPENSATION          DEFICIT
                                         ------     ------       -------        ------------          -------

Balance at December 31, 2001           12,249,916    $16,159   $89,664,075         ($23,150)       ($25,518,834)

Amortization of unearned compensation                                                23,150

Issuance of compensatory stock                                     128,871
options

Sale of Common Stock under employee
   stock purchase plans and exercise
   of stock options and warrants           95,738        123       579,555

Net loss                                                                                             (2,001,015)

Change in unrealized gain on
   marketable securities
                                       ----------- ---------- --------------- ------------------ ------------------
Balance at March 31, 2002              12,525,654    $16,282   $90,372,501                         ($27,519,849)
                                       =========== ========== =============== ================== ==================



                                             ACCUMULATED               TOTAL
                                        OTHER COMPREHENSIVE       STOCKHOLDERS'       COMPREHENSIVE
                                           INCOME (LOSS)              EQUITY              (LOSS)
                                           -------------              ------              ------

Balance at December 31, 2001                    $207,113           $64,345,363

Amortization of unearned compensation                                   23,150

Issuance of compensatory stock                                         128,871
options

Sale of Common Stock under employee
   stock purchase plans and exercise
   of stock options and warrants                                       579,678

Net loss                                                            (2,001,015)          (2,001,015)

Change in unrealized gain on
   marketable securities                        (276,019)             (276,019)            (276,019)

                                           -------------------- ------------------- -------------------
Balance at March 31, 2002                       ($68,906)          $62,800,028          ($2,277,034)
                                           ==================== =================== ===================



   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                   Three months ended March 31,
                                                                        --------------------------------------------------
                                                                                 2002                        2001
                                                                        -----------------------      ---------------------
Cash flows from operating activities:
  Net income (loss)................................................     $           (2,001,015)      $             461,249
                                                                        -----------------------      ---------------------
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Depreciation and amortization................................                    201,938                     166,277
      Amortization of discounts, net of premiums, on
        marketable securities.....................................                     292,776                      53,098
      Amortization of discount on amounts due to the joint venture.                                                 10,686
      Loss in joint venture, net of amounts advanced...............                    502,319                     418,020
      Noncash expenses incurred in connection with issuance of
        common stock, stock options and warrants...................                    152,021                     177,557
      Changes in assets and liabilities:
        Increase in accounts receivable............................                   (119,499)                 (3,730,259)
        Decrease (increase) in prepaid expenses and other assets...                    507,836                    (144,835)
        Decrease in accounts payable and accrued expenses..........                   (581,280)
        Increase in investment in LLC..............................                   (500,000)                   (409,234)
        Increase in deferred lease liability.......................                      8,117
                                                                        ----------------------       ---------------------
               Total adjustments...................................                    464,228                  (3,686,791)
                                                                        ----------------------       ----------------------

        Net cash (used in) operating activities....................                 (1,536,787)                 (3,225,542)
                                                                        -----------------------      ----------------------

Cash flows from investing activities:
  Capital expenditures.............................................                   (397,004)                   (332,172)
  Purchase of certificate of deposit...............................                 (1,000,000)
  Increase in restricted cash......................................                   (120,225)
  Sales of marketable securities...................................                  9,935,000                  11,980,502
  Purchase of marketable securities................................                 (4,733,783)                 (6,641,156)
                                                                        -----------------------      ----------------------

        Net cash provided by investing activities..................                  3,683,988                   5,007,174
                                                                        ----------------------       ---------------------

Cash flows from financing activities:
  Proceeds from the exercise of stock options and other adjustments to
     stockholders' equity..........................................                    579,678                     198,942
  Payment of capital lease obligations.............................                                                 (2,157)
                                                                        ----------------------       ----------------------

         Net cash provided by financing activities.................                    579,678                     196,785
                                                                        ----------------------       ---------------------

         Net increase in cash and cash equivalents.................                  2,726,879                   1,978,417
                                                                        ----------------------       ---------------------


Cash and cash equivalents at beginning of period...................                 10,759,636                   5,628,987
                                                                        ----------------------       ---------------------

         Cash and cash equivalents at end of period................     $           13,486,515       $           7,607,404
                                                                        ======================       =====================


Supplemental disclosure of noncash investing and financing activities:
  Fixed assets included in accounts payable and accrued expenses:
      At beginning of period.......................................     $               25,352       $              89,331
      At end of period.............................................                    311,884

   The accompanying notes are an integral part of these financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Interim Financial Statements

         The interim Condensed Financial Statements of Progenics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2. Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of March 31, 2002 and December 31, 2001 consist of the following:

                                                                       March 31,             December 31,
                                                                          2002                   2001
                                                                   -------------------    -------------------
           Accounts payable                                                $1,745,755              $ 916,711
           Accrued consulting and clinical trial                              350,855                703,508
           Accrued payroll and related costs                                  102,194                543,283
           Legal and accounting fees payable                                  103,537                433,587
                                                                   -------------------    -------------------

                                                                           $2,302,341             $2,597,089
                                                                   ===================    ===================

3. Net Income (Loss) Per Share

         The Company's basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted average number of common shares outstanding during the respective periods. For the three months ended March 31, 2002, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. For the three months ended March 31, 2001, the Company reported net income and, therefore, all common stock equivalents with exercise prices less than the average fair market value of the Company's Common Stock for the quarter have been included in the calculation, as follows:


                                               Net (Loss) Income                 Shares                  Per Share
                                                  (Numerator)                 (Denominator)                Amount
                                               -----------------              -------------              ---------
Three months-ended March 31, 2002:
                         Basic and Diluted           ($2,001,015)                    12,454,287           ($0.16)

Three months-ended March 31, 2001:
                                    Basic:             $461,249                      12,313,035            $0.04
Effect of Dilutive Securities:
             Options                                                                  1,515,377
             Warrants                                                                    85,974
                                                                               -----------------
                                  Diluted:             $461,249                      13,914,386            $0.03


                         PROGENICS PHARMACEUTICALS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                                        Three Months Ended March 31,
                                        -------------------------------------------------------------
                                                    2002                           2001
                                        ------------------------------ ------------------------------
                                                         Wtd. Avg.                       Wtd. Avg.
                                         Wtd. Avg.       Exercise        Wtd. Avg.       Exercise
                                           Number         Price           Number          Price
                                           ------         -----           ------          -----

             Options                       4,031,720       $8.53            520,770      $46.60
             Warrants                         55,222       $4.00
                                        -------------                  -------------

                  Total                    4,086,942       $8.46            520,770      $46.60
                                        =============                  =============

4. PSMA Development Company LLC

         The Company accounts for its investment in the PSMA Development Company LLC ("JV") in accordance with the equity method of accounting. During the fourth quarter of 2001, the Company surpassed the $3.0 million threshold for its funding of costs for research and development conducted by the Company on behalf of the JV. The Company recognizes contract research and development revenue for all amounts earned for research and development services rendered to the JV beyond that threshold. Selected financial statement data of the JV are as follows:

Statement of Operations Data:

                                                                        March 31,                 March 31,
                                                                          2002                      2001
                                                                    --------------------      ----------------
    Total revenue............................................       $            2,480        $        14,196
    Total expenses...........................................                1,007,119                441,002
                                                                    ------------------        ---------------
         Net loss (1)........................................       $       (1,004,639)       $      (426,806)
                                                                    ==================        ===============

(1) The terms of the joint venture agreement provide for the Company to fund certain costs of the joint venture. The loss resulting from such costs have therefore been allocated to the capital account of the Company and accordingly, the Company's allocated share of the joint venture's loss is greater than its ownership interest.

5. Insurance Settlement

         In the first quarter of 2002, the Company received a $1.6 million insurance settlement in connection with a casualty loss that had occurred in 2001.


6. Comprehensive (Loss) Income

         Comprehensive (loss) income represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income of the Company includes net (loss) income adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive
(loss) income is immaterial. For the three months ended March 31, 2002 and 2001, the components of comprehensive (loss) income are:

                         PROGENICS PHARMACEUTICALS, INC.
                 NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)


                                                                           Three Months Ended March 31,
                                                                           2002                    2001
                                                                  --------------------    --------------------
          Net (loss) income                                       $     (2,001,015)       $          461,249
          Change in unrealized gain/loss on
             Marketable securities                                        (276,019)                 (37,476)
                                                                  --------------------    --------------------

                 Comprehensive (loss) income                      $     (2,277,034)       $          423,773
                                                                  ====================    ====================


7. Income Taxes

         The Company has recorded a net loss for the quarter ended March 31, 2002 and estimates a net loss for the year ending December 31, 2002. Accordingly, no provision for income taxes has been recorded for the quarter ended March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        Certain statements in this Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: technological uncertainties related to early stage product development, uncertainties associated with preclinical and clinical testing, risks relating to corporate collaborations, the lack of product revenue and the uncertainty of future profitability, the need for additional financing and other factors set forth more fully in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and other periodic filings with the Securities and Exchange Commission to which investors are referred for further information.

The following discussion should be read in conjunction with the Company's Condensed Financial Statements and the related notes thereto.

General

         Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to address the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in organizational efforts, including recruitment of scientific and management personnel, research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through March 31, 2002 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

         To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at March 31, 2002, an accumulated deficit of approximately $27,520,000. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended March 31, 2002 and 2001

         Contract research and development, and research grants revenue decreased to approximately $2,357,000 for the three months ended March 31, 2002 from approximately $4,917,000 for the three months ended March 31, 2001. The Company received no contract research and development funding for the three months ended March 31, 2002 pursuant to the Company's terminated agreement with the Bristol-Myers Squibb Company ("BMS") compared to approximately $3,674,000 for the three months ended March 31, 2001. During the first quarter of 2002, the Company recognized approximately $1.0 million of revenues from its joint venture with Cytogen Corporation ("JV") for research and development conducted on behalf of the JV. No such revenue was recognized in the first quarter of 2001 because the Company was required to fund the first $3.0 million of research and development costs. That threshold was reached in the fourth quarter of 2001. Revenues from research grants increased to approximately $1,156,000 for the three months ended March 31, 2002 from approximately $962,000 for the three months ended March 31, 2001. The increase resulted from the funding of a greater number of grants in the first quarter of 2002. Interest income decreased to approximately $547,000 for the three months ended March 31, 2002 from approximately $904,000 for the three months ended March 31, 2001 primarily due to a decline in interest rates. In the first quarter of 2002, the Company received a $1.6 million insurance settlement in connection with a casualty loss that had occurred in 2001.

         Research and development expenses increased to approximately $4,567,000 for the three months ended March 31, 2002 from approximately $3,731,000 for the three months ended March 31, 2001. The increase was principally due to an increase in headcount, related laboratory supplies and additional rent for new laboratory space as the Company expanded its research and development programs to include MNTX (methylnaltrexone).

         General and administrative expenses increased to approximately $1,247,000 for the three months ended March 31, 2002 from approximately $1,058,000 for the three months ended March 31, 2001. The increase was principally due to an increase in headcount, related benefits and operating expenses.

         Loss in joint venture increased to approximately $502,000 for the three months ended March 31, 2002 from approximately $418,000 for the three months ended March 31, 2001. The Company recognized its share of the loss under the terms of the joint venture with Cytogen Corporation. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Interest expense decreased to $0 for the three months ended March 31, 2002 from approximately $12,000 for the three months ended March 31, 2001. The decrease was principally due a reduction in the number of capital leases outstanding. Depreciation expense increased to approximately $202,000 for the three months ended March 31, 2002 from approximately $166,000 for the three months ended March 31, 2001 as new capital equipment was purchased and leasehold improvements were incurred in connection with the Company's growth.

         The Company's net loss for the three months ended March 31, 2002 was approximately $2,001,000 compared to a net income of approximately $461,000 for the three months ended March 31, 2001.

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

         At March 31, 2002, we had cash, cash equivalents and marketable securities, including non-current portion, totaling approximately $59,834,000 compared with approximately $61,877,000 at December 31, 2001. Our facility lease has been extended to June 2005. In connection with the extended facility lease, we expended approximately $900,000 for equipment and leasehold improvements through March 31, 2002. In addition, we were obligated, under the terms of our joint venture with Cytogen Corporation to fund research and development of up to $3.0 million prior to the commencement of sharing these expenses with Cytogen. This milestone occurred during the fourth quarter of 2001. Future spending will be shared equally by the parties. We were required to pay $650,000 as our share of the joint venture contribution, of which $150,000 was paid in December 2001 and $500,000 was paid in January 2002.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $57.6 million at March 31, 2002. Approximately $45.4 million of these investments had fixed interest rates, and $12.2 had interest rates that were variable.

         Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the March 31, 2002 market interest rates would result in a decrease of approximately $0.3 million in the market values of these investments.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K

         During the quarter ended March 31 2002, there were no reports on Form 8-K.







                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   PROGENICS PHARMACEUTICALS, INC.


Date:  May 15, 2002                     by  /s/ Robert A. McKinney
                                        -------------------------------
                                               Robert A. McKinney
                                                 Vice President
                                             Finance and Operations
                                   (Duly authorized officer of the Registrant
                                                      and
                                               Principal Financial
                                             and Accounting Officer)