Form 10-Q
period 2002-06-30
PROGENICS PHARMACEUTICALS INC
filed 2002-08-14
CIK 835887

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

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

                                 (914) 789-2800
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X     No
                                                -------     -------

         As of June 30, 2002 there were 12,557,421 shares of common stock, par value $.0013 per share, of the registrant outstanding.

                         PROGENICS PHARMACEUTICALS, INC.


                                      INDEX

                                                                                                              Page No.
                                                                                                              --------

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

      Condensed Balance Sheets........................................................................           3

      Condensed Statements of Operations..............................................................           4

      Condensed Statement of Stockholders' Equity.....................................................           5

      Condensed Statements of Cash Flows..............................................................           6

      Notes to Condensed Financial Statements.........................................................           7

Item 2.  Management's Discussion and Analysis of
      Financial Condition and Results of Operations...................................................          10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................          13


PART II  -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..........................................          14

Item 6.  Exhibits and Reports on Form 8-K.............................................................          14

                         PROGENICS PHARMACEUTICALS, INC.
                            CONDENSED BALANCE SHEETS
               AT JUNE 30, 2002 AND DECEMBER 31, 2001 (Unaudited)

                                                                               June 30,                  December 31,
                                                                                 2002                        2001
                                                                       ------------------------    ------------------------
ASSETS:
Current assets:
    Cash and cash equivalents......................................     $           10,203,830       $          10,759,636
    Certificates of deposit........................................                  1,500,000
    Marketable securities..........................................                 37,330,172                  30,523,239
    Accounts receivable............................................                    645,070                     378,020
    Interest receivable............................................                    865,703                   1,245,890
    Other current assets...........................................                    368,576                     840,695
                                                                        ----------------------       ---------------------
         Total current assets......................................                 50,913,351                  43,747,480

Marketable securities..............................................                  5,355,646                  20,594,274
Fixed assets, at cost, net of accumulated
    depreciation and amortization..................................                  3,624,335                   2,560,199
Investment in joint venture........................................                    370,871                     579,296
Restricted cash....................................................                    120,750
                                                                        ----------------------       ---------------------
         Total assets..............................................     $           60,384,953       $          67,481,249
                                                                        ======================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
    Accounts payable and accrued liabilities.......................     $            2,345,662       $           2,597,089
    Amount due to joint venture....................................                     12,270                     500,000
                                                                        ----------------------       ---------------------
         Total current liabilities.................................                  2,357,932                   3,097,089


Deferred lease liability...........................................                     55,031                      38,797
                                                                        ----------------------       ---------------------
         Total liabilities.........................................                  2,412,963                   3,135,886
                                                                        ----------------------       ---------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.001 par value, 20,000,000 authorized; none issued and outstanding

    Common stock - $.0013 par value, 40,000,000
        authorized; issued and outstanding - 12,557,421
        in 2002, 12,429,916 in 2001................................                     16,324                      16,159
    Additional paid-in capital.....................................                 90,708,726                  89,664,075
    Unearned compensation..........................................                                                (23,150)
    Accumulated deficit............................................                (32,874,975)                (25,518,834)
    Accumulated other comprehensive income.........................                    121,915                     207,113
                                                                        ----------------------       ---------------------
         Total stockholders' equity................................                 57,971,990                  64,345,363
                                                                        ----------------------       ---------------------

         Total liabilities and stockholders' equity................     $           60,384,953       $          67,481,249
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

                         PROGENICS PHARMACEUTICALS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               For the three months ended
                                                                                        June 30,
                                                                      ----------------------------------------------
Revenues:                                                                    2002                       2001
                                                                      -------------------        -------------------
   Contract research and development
          and research grants...................................      $      2,647,960           $      1,290,916
   Product sales................................................                 5,911                      3,000
   Interest income..............................................               472,465                    112,814
                                                                      ------------------         ------------------

       Total revenues...........................................             3,126,336                  1,406,730
                                                                      ------------------         ------------------

Expenses:
   Research and development.....................................             5,865,977                  3,201,602
   General and administrative...................................             1,762,019                  2,103,784
   Loss in joint venture........................................               606,106                    519,947
   Interest expense.............................................                                           11,687
   Depreciation and amortization................................               247,360                    170,870
                                                                      ------------------         ------------------

       Total expenses...........................................             8,481,462                  6,007,890
                                                                      ------------------         ------------------

       Operating loss...........................................            (5,355,126)                (4,601,160)

Payment from insurance settlement...............................
Payment from collaborator.......................................                                         9,852,012
                                                                      ------------------         ------------------

       Net income (loss)........................................      $     (5,355,126)          $       5,250,852
                                                                      ==================         ==================

Net income (loss) per share - basic.............................      $          (0.43)          $            0.42
                                                                      ==================         ==================

Net income (loss) per share - diluted...........................      $          (0.43)          $            0.38
                                                                      ==================         ==================


                                                                                   For the six months ended
                                                                                           June 30,
                                                                         ---------------------------------------------
Revenues:                                                                       2002                      2001
                                                                         -------------------        ------------------
   Contract research and development
          and research grants...................................         $       5,004,611          $      6,208,221
   Product sales................................................                    19,339                    28,000
   Interest income..............................................                 1,019,347                 1,017,293
                                                                         -------------------        ------------------

       Total revenues...........................................                 6,043,297                 7,253,514
                                                                         -------------------        ------------------

Expenses:
   Research and development.....................................                10,432,526                 6,932,647
   General and administrative...................................                 3,009,189                 3,161,897
   Loss in joint venture........................................                 1,108,425                   937,967
   Interest expense.............................................                                              23,767
   Depreciation and amortization................................                   449,298                   337,147
                                                                         -------------------        ------------------

       Total expenses...........................................                14,999,438                11,393,425
                                                                         -------------------        ------------------

       Operating loss...........................................                (8,956,141)               (4,139,911)

Payment from insurance settlement...............................                 1,600,000
Payment from collaborator.......................................                                           9,852,012
                                                                         -------------------        ------------------

       Net income (loss)........................................         $      (7,356,141)         $       5,712,101
                                                                         ===================        ==================

Net income (loss) per share - basic.............................         $           (0.59)         $            0.46
                                                                         ===================        ==================

Net income (loss) per share - diluted...........................         $           (0.59)         $            0.41
                                                                         ===================        ==================

              The accompanying notes are an integral part of these
                             financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                   CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 (Unaudited)




                                           COMMON STOCK         ADDITIONAL
                                           ------------          PAID-IN          UNEARNED          ACCUMULATED
                                         Shares     Amount       CAPITAL        COMPENSATION          DEFICIT
                                         ------     ------       -------        ------------          -------

Balance at December 31, 2001           12,429,916    $16,159   $89,664,075         ($23,150)       ($25,518,834)

Amortization of unearned compensation                                                23,150

Issuance of compensatory stock                                     185,898
 options

Sale of Common Stock under employee
   stock purchase plans and exercise      127,505        165       858,753
   of stock options and warrants

Net loss                                                                                             (7,356,141)

Change in unrealized gain on
 marketable securities
                                       ------------------------------------------------------------------------------
Balance at June 30, 2002               12,557,421    $16,324   $90,708,726                         ($32,874,975)
                                       ==============================================================================




                                               ACCUMULATED               TOTAL
                                          OTHER COMPREHENSIVE       STOCKHOLDERS'       COMPREHENSIVE
                                                 INCOME                 EQUITY              (LOSS)
                                                 ------                 ------              ------

Balance at December 31, 2001                      $207,113           $64,345,363

Amortization of unearned compensation                                     23,150

Issuance of compensatory stock                                           185,898
 options

Sale of Common Stock under employee
   stock purchase plans and exercise                                     858,918
   of stock options and warrants

Net loss                                                              (7,356,141)          (7,356,141)

Change in unrealized gain on
 marketable securities                              (85,198)              (85,198)             (85,198)
                                       -----------------------------------------------------------------
Balance at June 30, 2002                           $121,915          $57,971,990          ($7,441,339)
                                       ==================================================================

              The accompanying notes are an integral part of these
                             financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents

                                                                                     Six months ended June 30,
                                                                         -------------------------------------------------
                                                                                 2002                        2001
                                                                         ----------------------       --------------------
Cash flows from operating activities:
  Net (loss) income................................................      $          (7,356,141)       $          5,712,101
                                                                         ----------------------       --------------------
  Adjustments to reconcile net (loss) income to net cash (used in)
     provided by operating activities:
      Depreciation and amortization................................                    449,298                     337,147
      Amortization of discounts, net of premiums, on
         marketable securities.....................................                    606,380                      98,160
      Amortization of discount on amount due to joint venture......                                                 21,372
      Realized loss on impairment of security......................                                                782,400
      Loss in joint venture........................................                  1,108,425                     937,967
      Noncash expenses incurred in connection with issuance of
        common stock, stock options and warrants...................                    209,048                     212,331
      Changes in assets and liabilities:
        (Increase) decrease in accounts receivable ................                   (267,050)                  1,590,486
        Decrease in interest receivable and other current assets...                    852,306                     261,229
        (Decrease) increase in accounts payable and accrued expenses                   812,142)                     42,461
        Increase in investment in joint venture....................                 (1,387,730)                   (898,908)
        Increase in deferred lease liability.......................                     16,234
                                                                        ----------------------       ---------------------
               Total adjustments...................................                    774,769                   3,384,645
                                                                        ----------------------       ---------------------
        Net cash (used in) provided by operating activities........                 (6,581,372)                  9,096,746
                                                                        -----------------------      ---------------------

Cash flows from investing activities:
  Capital expenditures.............................................                   (952,719)                   (685,041)
  (Purchase) maturity of certificate of deposit....................                 (1,500,000)                  1,000,000
  Increase in restricted cash......................................                   (120,750)
  Sale of marketable securities....................................                 14,573,000                  25,750,502
  Purchase of marketable securities................................                 (6,832,883)                (20,321,830)
                                                                        ----------------------       ----------------------
        Net cash provided by investing activities..................                  5,166,648                   5,743,631
                                                                        ----------------------       ---------------------


Cash flows from financing activities:
  Proceeds from the exercise of stock options and other adjustments to
     stockholders' equity..........................................                    858,918                     569,768
  Payment of capital lease obligations.............................                                                 (3,226)
                                                                        ----------------------       ---------------------
         Net cash provided by financing activities.................                    858,918                     566,542
                                                                        ----------------------       ---------------------
         Net increase (decrease) in cash and cash equivalents......                   (555,806)                 15,406,919
                                                                        -----------------------      ---------------------
Cash and cash equivalents at beginning of period...................                 10,759,636                   5,628,987
                                                                        ----------------------       ---------------------
         Cash and cash equivalents at end of period................     $           10,203,830       $          21,035,906
                                                                        ======================       =====================
Supplemental disclosure of noncash investing and financing activities:
  Fixed assets included in accounts payable and accrued expenses...     $              586,067       $              19,023
                                                                        ======================       =====================


              The accompanying notes are an integral part of these
                             financial statements.

                         PROGENICS PHARMACEUTICALS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.   Interim Financial Statements

The interim Condensed Financial Statements of Progenics Pharmaceuticals, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for the full year. The December 31, 2001 Condensed Balance Sheet data was derived from audited financial statements, but as set forth herein does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


2.   Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses as of June 30, 2002 and December 31, 2001 consist of the following:

                                                                        June 30,             December 31,
                                                                          2002                   2001
                                                                   -------------------    -------------------
           Accounts payable                                                $1,764,034              $ 916,711
           Accrued consulting and clinical trial costs                        280,255                703,508
           Accrued payroll and related costs                                  126,317                543,283
           Accrued legal and auditing fees payable                            175,056                433,587
                                                                   -------------------    -------------------

                                                                           $2,345,662             $2,597,089
                                                                   ===================    ===================


3.   Net Income (Loss) Per Share

         The Company's basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 2002, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted per share amounts since such inclusion would have been antidilutive. For the three and six months ended June 30, 2001, the Company reported net income and, therefore, all common stock equivalents with exercise prices less than the average fair market value of the Company's Common Stock for the period have been included in the calculation, as follows:

                                               Net Income (Loss)                 Shares              Per Share
                                                  (Numerator)                 (Denominator)            Amount
                                                  -----------                 -------------            ------
2002:
Three months ended June 30, 2002:
                        Basic and Diluted:         ($5,355,126)                  12,534,936           ($0.43)
                                                   ============                  ==========           =======


Six months ended June 30, 2002:
                        Basic and Diluted:         ($7,356,141)                  12,494,835           ($0.59)
                                                   ============                  ==========           =======

2001:
Three months ended June 30, 2001:
                                    Basic:           $5,250,852                  12,372,596            $0.42
                                                     ==========                                        =====
Effect of Dilutive Securities:
             Options                                                              1,411,864
             Warrants                                                                52,299
                                                                                     ------
                                  Diluted:           $5,250,852                  13,836,758            $0.38
                                                     ==========                  ==========            =====

Six months ended June 30, 2001:
                                    Basic:           $5,712,101                  12,342,980            $0.46
                                                     ==========                                        =====

Effect of Dilutive Securities:
             Options                                                              1,488,978
             Warrants                                                                68,210
                                                                                     ------
                                  Diluted:           $5,712,101                  13,900,168            $0.41
                                                     ==========                  ==========            =====

         Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

                                Three Months Ended June 30,
                 -----------------------------------------------------------
                             2002                          2001
                 -----------------------------------------------------------
                                  Wtd. Avg.                     Wtd. Avg.
                   Wtd. Avg.      Exercise       Wtd. Avg.      Exercise
                    Number          Price         Number          Price

                    4,074,154         $8.60         562,700        $38.94

                                 Six Months Ended June 30,
                 -----------------------------------------------------------
                             2002                          2001
                 -----------------------------------------------------------
                                  Wtd. Avg.                     Wtd. Avg.
                   Wtd. Avg.      Exercise       Wtd. Avg.      Exercise
                    Number          Price         Number          Price


                    4,080,126         $8.53         548,728        $39.34


4.   PSMA Development Company LLC

         The Company accounts for its investment in the 50% owned PSMA Development Company LLC ("JV") in accordance with the equity method of accounting. During the fourth quarter of 2001, the Company surpassed the $3.0 million threshold for its funding of costs for research and development conducted by the Company on behalf of the JV. The Company recognizes contract research and development revenue for all amounts earned for research and development services rendered to the JV beyond that threshold. Selected financial statement data of the JV are as follows:

Statement of Operations Data:

                                 Three Months Ended June 30,                   Six Months Ended June 30,
                             --------------------------------------     -------------------------------------
                                     2002                 2001                 2002                 2001
                             -----------------    -----------------     ----------------     ----------------
Total revenue                $        1,226       $       11,496        $       3,076        $      25,692
Total expenses                    1,213,436              593,791            2,220,555            1,034,793
                             -----------------    -----------------     ----------------     ----------------
     Net loss (1)            $   (1,212,210)      $     (582,295)       $  (2,216,850)       $  (1,009,101)
                             =================    =================     ================     ================

(1) The terms of the joint venture agreement provide for the Company to fund up to $3.0 million in certain costs of the joint venture. During 2001, prior to reaching the $3.0 million threshold, the loss resulting from such costs was allocated to the capital account of the Company and accordingly, the Company's allocated share of the joint venture's loss was greater than its ownership interest.

5.       Collaboration Payment

         In May 2001, the Company and Bristol-Myers Squibb Company ("BMS") agreed to terminate their Joint Development and Master License Agreement to develop vaccines to treat melanoma and other cancers (the "BMS Agreement"), entered into in April 1997. Under the terms of the settlement agreement, BMS relinquished all future rights to products resulting from the BMS Agreement. In connection with the termination of the BMS Agreement, BMS paid the Company $15.5 million. Approximately $5.6 million of the payment related to contract work performed prior to termination and the $9.9 million balance was a contract termination payment. Under the terms of certain license agreements, a portion of the termination payment was paid to certain licensors.


6.       Insurance Settlement

         In the first quarter of 2002, the Company received a $1.6 million insurance settlement in connection with a casualty loss that had occurred in 2001.


7.       Comprehensive (Loss) Income

         Comprehensive (loss) income represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income of the Company includes net (loss) income adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive
(loss) income is immaterial. For the six months ended June 30, 2002 and 2001, the components of comprehensive (loss) income are:

                                                                     Six Months Ended June 30,
                                                             --------------------------------------
                                                                     2002                 2001
                                                             -----------------    -----------------
          Net (loss) income                                  $     (7,356,141)    $        5,712,101
          Change in net unrealized gain/loss
             on marketable securities                                 (85,198)               156,587
                                                             -----------------    ------------------
                Comprehensive (loss) income                  $     (7,441,339)    $        5,868,688
                                                             =================    ==================


8.       Income Taxes

         For the year ending December 31, 2002, the Company currently estimates a net loss and the effect of income taxes will be immaterial. Accordingly, no provision for income taxes has been recorded for the period ended June 30, 2002.

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


         General

         Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to address the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in research and development efforts, development of its manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company's other sources of revenues through June 30, 2002 have been payments received under its collaboration agreements, research grants and contracts related to the Company's cancer and HIV programs and interest income.

         To date, a majority of the Company's expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at June 30, 2002, an accumulated deficit of approximately $32,875,000. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended June 30, 2002 and 2001

         Contract research and development revenue and research grants increased to approximately $2,648,000 for the three months ended June 30, 2002 from approximately $1,291,000 for the three months ended June 30, 2001. The Company receives revenue for research and development services performed for the PSMA Development Company, LLC, the Company's joint venture with Cytogen Corporation. During the second quarter of 2002, the Company recognized approximately $1,077,000 of revenues from the JV. No such revenue was recognized in the second quarter of 2001 because the Company was required to fund the first $3.0 million of research and development costs. That threshold was reached in the fourth quarter of 2001. Revenues from research grants and contracts and other collaborations increased to approximately $1,571,000 for the three months ended June 30, 2002 from approximately $1,291,000 for the three months ended June 30, 2001. The increase resulted from the funding of a greater number of grants in the second quarter of 2002 offset by a decrease in collaboration revenue. Interest income increased to approximately $473,000 for the three months ended June 30, 2002 from approximately $113,000 for the three months ended June 30, 2001 primarily due to a $782,000 temporary write-down of a debt security in the second quarter of 2001, offset by lower interest rates in 2002. The Company also received a non-recurring payment of approximately $9,852,000 from Bristol-Myers Squibb Company ("BMS") during the second quarter of 2001 in connection with the termination of a collaboration.

         Research and development expenses increased to approximately $5,866,000 for the three months ended June 30, 2002 from approximately $3,202,000 for the three months ended June 30, 2001. The increase was principally due to an increase in headcount, related laboratory supplies and additional rent for new laboratory space as the Company increased spending in its PSMA programs and expanded its research and clinical development programs to include MNTX (methylnaltrexone), which was in licensed by the Company in October 2001 and for which the Company has initiated Phase II clinical trials.

         General and administrative expenses decreased to approximately $1,762,000 for the three months ended June 30, 2002 from approximately $2,104,000 for the three months ended June 30, 2001. The decrease was principally due to a decrease in professional fees for legal and patent work partially offset by an increase in headcount, related benefits and operating expenses.

         Loss in joint venture increased to approximately $606,000 for the three months ended June 30, 2002 from approximately $520,000 for the three months ended June 30, 2001. The Company recognizes its share of the loss under the terms of the joint venture with Cytogen Corporation. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, prior to reaching the $3.0 million threshold, the Company recognized 100% of the joint venture's research and development expenses; that percentage was reduced to 50% subsequent to reaching that threshold.

         Interest expense decreased to $0 for the three months ended June 30, 2002 from approximately $12,000 for the three months ended June 30, 2001. The decrease was due to the payoff of the remaining capital leases outstanding.

         Depreciation expense increased to approximately $247,000 for the three months ended June 30, 2002 from approximately $171,000 for the three months ended June 30, 2001 as new capital equipment was purchased and leasehold improvements were incurred in connection with the Company's growth.

         The Company's net loss for the three months ended June 30, 2002 was approximately $5,355,000 compared to net income of approximately $5,251,000 for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 and 2001

         Contract research and development revenue and research grants decreased to approximately $5,005,000 for the six months ended June 30, 2002 from approximately $6,208,000 for the six months ended June 30, 2001. The Company received no contract research and development funding during the six months ended June 30, 2002 pursuant to the Company's terminated agreement with BMS compared to $3,674,000 million for the six months ended June 30, 2001. The Company receives revenue for research and development services performed for the PSMA Development Company, LLC, the Company's joint venture with Cytogen Corporation. During the first half of 2002, the Company recognized approximately $2,084,000 of revenues from the JV. No such revenue was recognized in the first half of 2001 because the Company was required to fund the first $3.0 million of research and development costs. That threshold was reached in the fourth quarter of 2001. Revenues from research grants increased to approximately $2,727,000 for the six months ended June 30, 2002 from approximately $1,804,000 for the six months ended June 30, 2001, resulting from the funding of a greater number of grants in the first half of 2002, offset by a decrease in collaboration revenue. Product sales decreased to approximately $19,000 for the six months ended June 30, 2002 from approximately $28,000 for the six months ended June 30, 2001. Interest income increased slightly to approximately $1,019,000 for the six months ended June 30, 2002 from approximately $1,017,000 for the six months ended June 30, 2001. In the first half of 2002, the Company received a $1.6 million insurance settlement in connection with a casualty loss that had occurred in 2001. The Company also received a non-recurring payment of approximately $9,852,000 from BMS during the second quarter of 2001 in connection with the termination of the collaboration.

         Research and development expenses increased to approximately $10,433,000 for the six months ended June 30, 2002 from approximately $6,933,000 for the six months ended June 30, 2001. The increase was principally due to an increase in headcount, related laboratory supplies and additional rent for new laboratory space as the Company expanded its research and development programs to include MNTX (methylnaltrexone) and increased spending in its PSMA programs.

         General and administrative expenses decreased to approximately $3,009,000 for the six months ended June 30, 2002 from approximately $3,162,000 for the six months ended June 30, 2001. The decrease was principally due to a decrease in professional fees for legal and patent work partially offset by an increase in headcount, related benefits and operating expenses.

         Loss in joint venture increased to approximately $1,108,000 for the six months ended June 30, 2002 from approximately $938,000 for the six months ended June 30, 2001. The Company recognized its share of the loss under the terms of the joint venture with Cytogen Corporation. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, prior to reaching the $3.0 million threshold, the Company recognized 100% of the joint venture's research and development expenses; that percentage was reduced to 50% subsequent to reaching that threshold.

         Interest expense decreased to $0 for the six months ended June 30, 2002 from approximately $24,000 for the six months ended June 30, 2001. The decrease was due to the payoff of the remaining capital leases outstanding.

         Depreciation expense increased to approximately $449,000 for the six months ended June 30, 2002 from approximately $337,000 for the three months ended June 30, 2001 as new capital equipment was purchased and leasehold improvements were incurred in connection with the Company's growth.

         The Company's net loss for the six months ended June 30, 2002 was approximately $7,356,000 compared to net income of approximately $5,712,000 for the six months ended June 30, 2001.

Liquidity and Capital Resources

         We have funded our operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, a line of credit that was repaid and terminated, payments received under collaboration agreements, such as those with BMS and Roche, two public offerings of common stock, funding under government research grants and contracts, interest on investments, and the proceeds from the exercise of outstanding options and warrants. In May 2001, the Company and BMS mutually agreed to terminate our cancer vaccine collaborative development agreement, and as a result we regained all rights to the products and received a non-recurring payment of approximately $9,852,000 from BMS. As a result of the termination of the BMS Agreement, the Company will receive no additional payments from BMS.

         At June 30, 2002, we had cash, cash equivalents and marketable securities, including non-current portion, totaling approximately $54,390,000 compared with approximately $61,877,000 at December 31, 2001. For the six months ended June 30, 2002, net cash used in operating activities was approximately $6.6 million. The Company is required to fund 50% of the current and future spending on the PSMA projects under the terms of the joint venture. Such amount was approximately $1.4 million during the first half of 2002. Net cash provided by investing activities was approximately $5.2 million resulting from the sale of marketable securities offset by capital expenditures of approximately $950,000 as we have acquired additional space and our facility lease has been extended to June 2005. Net cash provided by financing activities was approximately $859,000 due to the exercise of stock options under the Company's Employee Stock Purchase Plans and Stock Option Plans.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $51 million at June 30, 2002. Approximately $42.6 million of these investments had fixed interest rates, and $8.4 million had interest rates that were variable.

         Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2002 market interest rates would result in a decrease of approximately $0.25 million in the market values of these investments.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held on June 18, 2002. The matters voted upon at the meeting were (i) the election of eight directors of the Company, (ii) an amendment to the Company's 1996 Stock Option Plan, (iii) an amendment to the Company's Employee Stock Purchase Plans, and (iv) the ratification of the Board of Directors' selection of PricewaterhouseCoopers LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2002. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

------------------------------------------- ------------------ ----------------- ------------------ -----------------
                                                                    Votes                                Broker
                 Nominee:                      Votes For:          Against:        Abstentions:        Non Votes:
------------------------------------------- ------------------ ----------------- ------------------ -----------------
Paul J. Maddon, M.D., Ph.D.                    10,446,930             197,375                  0                  0
------------------------------------------- ------------------ ----------------- ------------------ -----------------
Ronald J. Prentki                              10,446,930             197,375                  0                  0
------------------------------------------- ------------------ ----------------- ------------------ -----------------
Charles A. Baker                               10,619,993              23,930                  0                  0
------------------------------------------- ------------------ ----------------- ------------------ -----------------
Kurt W. Briner                                 10,619,993              23,930                  0                  0
------------------------------------------- ------------------ ----------------- ------------------ -----------------
Mark F. Dalton                                 10,619,993              23,930                  0                  0
------------------------------------------- ------------------ ----------------- ------------------ -----------------
Stephen P. Goff, Ph.D.                         10,595,193              48,730                  0                  0
------------------------------------------- ------------------ ----------------- ------------------ -----------------
Paul F. Jacobson                               10,619,993              23,930                  0                  0
------------------------------------------- ------------------ ----------------- ------------------ -----------------
David A. Scheinberg, M.D., Ph.D.               10,595,193              48,730                  0                  0
------------------------------------------- ------------------ ----------------- ------------------ -----------------

         As to the approval of an amendment to the Company's 1996 Stock Option Plan, the matter was approved with 5,406,312 votes in favor, 2,198,239 votes against, 26,136 abstentions and 3,772,192 broker non-votes.

         As to the approval of an amendment to the Company's Employee Stock Purchase Plans, the matter was approved with 7,279,728 votes in favor, 289,521 votes against, 26,638 abstentions and 3,772,192 broker non-vote.

         As to the ratification of the Board of Director's selection of PricewaterhouseCoopers, LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 2001, the matter was approved with 11,258,750 votes in favor, 123,274 votes against, 11,880 abstentions and 1 broker non-vote.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

         99.1 Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350



         99.2 Certification of Robert A. McKinney, Vice President, Finance and Operations (Principal Finance and Accounting Officer) of the Registrant pursuant to 18 U.S.C. Section 1350


(b) During the quarter ending June 30, 2002, the Registrant did not file any Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PROGENICS PHARMACEUTICALS, INC.

Date:  August 14, 2002                    by  /s/ Robert A. McKinney
                                          -------------------------------
                                                 Robert A. McKinney
                                                   Vice President
                                     (Duly authorized officer of the Registrant
                                                        and
                                                 Principal Financial
                                               and Accounting Officer)

                                  EXHIBIT INDEX


Exhibit               Description                                                       Page
-------               -----------                                                       ----

99.1                 Certification of Paul J. Maddon, M.D., Ph.D., Chairman and
                     Chief Executive Officer of the Registrant pursuant to 18
                     U.S.C. Section 1350



99.2                 Certification of Robert A. McKinney, Vice President,
                     Finance and Operations (Principal Finance and Accounting
                     Officer) of the Registrant pursuant to 18 U.S.C. Section
                     1350