Form 10-Q
period 2002-09-30
PROGENICS PHARMACEUTICALS INC
filed 2002-11-14
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-23143

PROGENICS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3379479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 Old Saw Mill River Road Tarrytown, New York	10591
(Address of principal executive offices)	(Zip Code)

(914) 789-2800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

As of November 8, 2002 there were 12,634,184 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

PROGENICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001 (Unaudited)

	September 30, 2002	December 31, 2001
ASSETS:
Current assets:
Cash and cash equivalents	$7,170,796	$10,759,636
Certificates of deposit	1,750,000
Marketable securities	32,785,469	30,523,239
Accounts receivable	241,674	378,020
Interest receivable	900,253	1,245,890
Other current assets	1,125,684	840,695

Total current assets	43,973,876	43,747,480
Marketable securities	5,719,660	20,594,274
Fixed assets, at cost, net of accumulated depreciation and amortization	3,622,962	2,560,199
Investment in joint venture	270,939	579,296
Restricted cash	121,284

Total assets	$53,708,721	$67,481,249

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$1,797,461	$2,597,089
Amount due to joint venture		500,000

Total current liabilities	1,797,461	3,097,089

Deferred lease liability	63,147	38,797

Total liabilities	1,860,608	3,135,886

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 authorized; none issued and outstanding
Common stock - $.0013 par value, 40,000,000 authorized; issued and outstanding - 12,615,932 in 2002 and 12,429,916 in 2001	16,401	16,159
Additional paid-in capital	91,012,654	89,664,075
Unearned compensation		(23,150)
Accumulated deficit	(39,287,269)	(25,518,834)
Accumulated other comprehensive income	106,327	207,113

Total stockholders’ equity	51,848,113	64,345,363

Total liabilities and stockholders’ equity	$53,708,721	$67,481,249

The accompanying notes are an integral part of these financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

Revenues:	2002	2001	2002	2001

Contract research and development from joint venture	$1,817,042		$3,901,298
Other contract research and development		$305,874	193,734	$4,709,726
Research grants	916,029	1,072,355	3,642,650	2,876,724
Product sales	8,921	9,000	28,260	37,000
Interest income	390,162	923,847	1,409,509	1,941,140

Total revenues	3,132,154	2,311,076	9,175,451	9,564,590

Expenses:
Research and development	6,656,787	3,456,919	17,089,313	10,479,113
General and administrative	1,598,831	1,000,109	4,608,020	4,162,006
Loss in joint venture	999,932	707,482	2,108,357	1,645,449
Interest expense		12,371		36,138
Depreciation and amortization	288,898	176,033	738,196	513,180

Total expenses	9,544,448	5,352,914	24,543,886	16,835,886

Operating loss	(6,412,294)	(3,041,838)	(15,368,435)	(7,271,296)

Payment from insurance settlement			1,600,000
Payment from collaborator				9,852,012

Net income (loss)	$(6,412,294)	$(3,041,838)	$(13,768,435)	$2,580,716

Net income (loss) per share - basic	$(0.51)	$(0.25)	$(1.10)	$0.21

Net income (loss) per share - diluted	$(0.51)	$(0.25)	$(1.10)	$0.19

The accompanying notes are an integral part of these financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	UNEARNED COMPENSATION	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY	COMPREHENSIVE (LOSS)

	Shares	Amount

Balance at December 31, 2001	12,429,916	$16,159	$89,664,075	$(23,150)	$(25,518,834)	$207,113	$64,345,363

Amortization of unearned compensation				23,150			23,150

Issuance of compensatory stock options			232,579				232,579

Sale of common stock under employee stock purchase plans and exercise of stock options and warrants	186,016	242	1,116,000				1,116,242

Net loss					(13,768,435)		(13,768,435)	(13,768,435)

Change in unrealized gain on marketable securities						(100,786)	(100,786)	(100,786)

Balance at September 30, 2002	12,615,932	$16,401	$91,012,654		$(39,287,269)	$106,327	$51,848,113	$(13,869,221)

The accompanying notes are an integral part of these financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(13,768,435)	$2,580,716

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	738,196	513,180
Amortization of discounts, net of premiums, on marketable securities	927,184	207,407
Amortization of discount on amount due to joint venture		32,058
Loss in joint venture	2,108,357	1,645,449
Noncash expenses incurred in connection with issuance of common stock, stock options and warrants	255,729	404,912
Changes in assets and liabilities:
Decrease in accounts receivable	136,346	1,730,935
Decrease in prepaid expenses and other assets	60,648	245,967
Decrease in accounts payable and accrued expenses	(1,425,172)	(471,277)
Increase in investment in LLC	(2,300,000)	(1,689,077)
Increase in deferred lease liability	24,350

Total adjustments	525,638	2,619,554

Net cash (used in) provided by operating activities	(13,242,797)	5,200,270

Cash flows from investing activities:
Capital expenditures	(1,175,415)	(923,145)
Sales of marketable securities	22,095,000	30,575,000
Purchase of marketable securities	(10,510,586)	(25,899,264)
Increase in restricted cash	(121,284)
Sale of certificate of deposit		1,000,000
Purchase of certificate of deposit	(1,750,000)

Net cash provided by investing activities	8,537,715	4,752,591

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants and other adjustments to stockholders’ equity	1,116,242	784,115
Payment of capital lease obligations		(5,681)

Net cash provided by financing activities	1,116,242	778,434

Net (decrease) increase in cash and cash equivalents	(3,588,840)	10,731,295

Cash and cash equivalents at beginning of period	10,759,636	5,628,987

Cash and cash equivalents at end of period	$7,170,796	$16,360,282

Supplemental disclosure of noncash investing and financing activities:
Fixed assets included in accounts payable and accrued expenses	$650,896	$89,331

The accompanying notes are an integral part of these financial statements.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Interim Financial Statements

The interim Condensed Financial Statements of Progenics Pharmaceuticals, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for the full year. The December 31, 2001 Condensed Balance Sheet data was derived from audited financial statements, but as set forth herein does not include all disclosures required by generally accepted accounting principles. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2002 and December 31, 2001 consist of the following:

	September 30, 2002	December 31, 2001

Accounts payable	$1,319,477	$916,711
Accrued consulting and clinical trial costs	165,364	703,508
Accrued payroll and related costs	165,775	543,283
Accrued legal and auditing fees payable	146,845	433,587

	$1,797,461	$2,597,089

3.   Net (Loss) Income Per Share

The Company’s basic (loss) net income per share amounts have been computed by dividing net (loss) income by the weighted average number of common shares outstanding during the respective periods. For the three and nine months ended September 30, 2002 and for the three months ended September 30, 2001, the Company reported net losses and, therefore, no common stock equivalents were included in the computation of diluted per share amounts since such inclusion would have been antidilutive. For the nine months ended September 30, 2001, the Company reported net income and, therefore, all common stock equivalents with exercise prices less than the average fair market value of the Company’s Common Stock for the period have been included in the calculation, as follows:

	Net (Loss) Income (Numerator)	Shares (Denominator)	Per Share Amount

2002:
Three months ended September 30, 2002:
Basic and Diluted:	$(6,412,294)	12,572,519	$(0.51)

Nine months ended September 30, 2002:
Basic and Diluted:	$(13,768,435)	12,521,322	$(1.10)

2001:
Three months ended September 30, 2001:
Basic and Diluted:	$(3,041,838)	12,398,746	$(0.25)

Nine months-ended September 30, 2001:
Basic:	$2,580,716	12,361,773	$0.21
Effect of Dilutive Securities:
Options		1,517,158
Warrants		63,389

Diluted:	$2,580,716	13,942,320	$0.19

Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

Three Months Ended September 30,

2002		2001

Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price

4,543,640	$8.98	3,685,458	$10.74

Nine Months Ended September 30,

2002		2001

Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price

4,229,517	$8.68	310,423	$30.20

4.   PSMA Development Company LLC

The Company accounts for its investment in the 50% owned PSMA Development Company LLC (“JV”) in accordance with the equity method of accounting. During the fourth quarter of 2001, the Company surpassed the $3.0 million threshold for its funding of costs for research and development conducted by the Company on behalf of the JV. The Company recognizes contract research and development revenue for all amounts earned for research and development services rendered to the JV beyond that threshold. For the three and nine months ended September 30, 2002, the Company recognized approximately $1,817,000 and $3,901,000, respectively, of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV and the form and content of subcontractor arrangements entered into by the JV.

Selected financial statement data of the JV are as follows:

Statement of Operations Data:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Total revenue	$6,528	$10,712	$10,234	$36,404
Total expenses (1)	2,006,392	853,431	4,226,948	1,888,224

Net loss (2)	$(1,999,864)	$(842,719)	$(4,216,714)	$(1,851,820)

(1)	Includes contract research and development services performed by the Company.

(2)	The terms of the joint venture agreement provide for the Company to fund up to $3.0 million in certain costs of the joint venture. During 2001, prior to reaching the $3.0 million threshold, the loss resulting from such costs was allocated to the capital account of the Company and accordingly, the Company’s allocated share of the joint venture’s loss was greater than its ownership interest.

5.   Collaboration Payment

In May 2001, the Company and Bristol-Myers Squibb Company (“BMS”) agreed to terminate their Joint Development and Master License Agreement to develop vaccines to treat melanoma and other cancers (the “BMS Agreement”), entered into in April 1997. Under the terms of the settlement agreement, BMS relinquished all future rights to products resulting from the BMS Agreement. In connection with the termination of the BMS Agreement, BMS paid the Company $15.5 million. Approximately $5.6 million of the payment related to contract work performed prior to termination and the $9.9 million balance was a contract termination payment. Under the terms of certain license agreements, a portion of the termination payment was paid to certain licensors.

6.   Insurance Settlement

In the first quarter of 2002, the Company received a $1.6 million insurance settlement in connection with a casualty loss that had occurred in 2001.

7.   Comprehensive (Loss) Income

Comprehensive (loss) income represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income of the Company includes net (loss) income adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive (loss) income is immaterial. For the three months and nine months ended September 30, 2002 and 2001, the components of comprehensive (loss) income are:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net (loss) income	$(6,412,294)	$(3,041,838)	$(13,768,435)	$2,580,716
Change in net unrealized gain/loss on marketable securities	(15,588)	595,144	(100,786)	751,731

Comprehensive (loss) income	$(6,427,882)	$(2,446,694)	$(13,869,221)	$3,332,447

8.   Income Taxes

For the year ended December 31, 2001, the Company recorded a net loss and the effect of income taxes was immaterial. Accordingly, no provision for income taxes was recorded for the period ended September 30, 2001.

9.   Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 145 (“FAS 145”) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. As a result, the accounting for gains and losses from extinguishment of debt and sale-leaseback transactions will be affected by FAS 145. The provisions of this Statement related to the rescission of Statement 4, 44 and 64 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 146 (“FAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than on the date of an entity’s commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement’s initial application.

Management believes that the future adoption of these accounting standards will not have a material impact on the Company’s financial statements.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: technological uncertainties related to early stage product development, uncertainties associated with preclinical and clinical testing, risks relating to corporate collaborations, the lack of product revenue and the uncertainty of future profitability, the need for additional financing and other factors set forth more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and other periodic filings with the Securities and Exchange Commission to which investors are referred for further information.

General

Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to address the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company commenced principal operations in late 1988 and since that time has been engaged primarily in research and development efforts, development of it’s manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that the Company has under development, the Company will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before the Company receives revenues from sales of any of its products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. The Company expects that sales of research reagents in the future will not significantly increase over current levels. The Company’s other sources of revenues through September 30, 2002 have been payments received under its collaboration agreements and from the Company’s joint venture with Cytogen Corp., research grants and contracts related to the Company’s cancer and HIV programs and interest income.

To date, a majority of the Company’s expenditures have been for research and development activities. The Company expects that its research and development expenses will increase significantly as its programs progress and the Company makes filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at September 30, 2002, an accumulated deficit of approximately $39,287,000. The Company will require additional funds to complete the development of its products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. The Company does not expect its products under development to be commercialized in the near future.

Results of Operations

Three Months Ended September 30, 2002 and 2001

Contract research and development revenue from joint venture increased to approximately $1,817,000 for the three months ended September 30, 2002 from $0 for the three months ended September 30, 2001. The Company recognizes revenue for research and development services performed for the PSMA Development Company, LLC, the Company’s joint venture with Cytogen Corporation, (the “JV”). No such revenue was recognized in the third quarter of 2001 because the Company was required to fund the first $3.0 million of research and development costs and such amounts were recorded as capital contributions to the JV. That threshold was reached in the fourth quarter of 2001. Other contract research and development revenue decreased to zero for the three months ended September 30, 2002 from approximately $306,000 for the three months ended September 30, 2001. The Company did not perform any contract research and development services in the third quarter of 2002 other than that for the JV. Revenues from research grants decreased to approximately $916,000 for the three months ended September 30, 2002 from approximately $1,072,000 for the three months ended September 30, 2001. The decrease resulted from the funding of a fewer number of grants. Interest income decreased to approximately $390,000 for the three months ended September 30, 2002 from approximately $924,000 for the three months ended September 30, 2001 as cash available for investment decreased and was subject to lower interest rates in 2002.

Research and development expenses increased to approximately $6,657,000 for the three months ended September 30, 2002 from approximately $3,457,000 for the three months ended September 30, 2001. The increase was principally due to an increase in headcount, related laboratory supplies and additional rent for new laboratory space as the Company expanded its research and development programs to include MNTX (methylnaltrexone) and increased spending in the PSMA programs.

General and administrative expenses increased to approximately $1,599,000 for the three months ended September 30, 2002 from approximately $1,000,000 for the three months ended September 30, 2001. The increase was principally due to an increase in professional fees for legal and patent work and an increase in headcount, related benefits and operating expenses.

Loss in joint venture increased to approximately $1,000,000 for the three months ended September 30, 2002 from approximately $707,000 for the three months ended September 30, 2001. The Company recognizes its share of the loss under the terms of the joint venture with Cytogen Corporation. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, prior to reaching the $3.0 million threshold, the Company recognized 100% of the joint venture’s research and development expenses; that percentage was reduced to 50% subsequent to reaching that threshold in December 2001.

Interest expense decreased to $0 for the three months ended September 30, 2002 from approximately $12,000 for the three months ended September 30, 2001. The decrease was due to the payoff of the remaining capital leases outstanding.

Depreciation expense increased to approximately $289,000 for the three months ended September 30, 2002 from approximately $176,000 for the three months ended September 30, 2001 as new capital equipment was purchased and leasehold improvements were incurred in connection with the Company’s growth.

The Company’s net loss for the three months ended September 30, 2002 was approximately $6,412,000 compared to net income of approximately $3,042,000 for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 and 2001

Contract research and development revenue from joint venture increased to approximately $3,901,000 for the nine months ended September 30, 2002 from zero for the nine months ended September 30, 2001. The Company recognizes revenue for research and development services performed for the PSMA Development Company, LLC, the Company’s joint venture with Cytogen Corporation. No such revenue was recognized in the first nine months of 2001 because the Company was required to fund the first $3.0 million of research and development costs and such amounts were recorded as capital contributions to the JV. That threshold was reached in the fourth quarter of 2001. Other contract research and development revenue decreased to approximately $194,000 for the nine months ended September 30, 2002 from approximately $4,710,000 for the nine months ended September 30, 2001. The Company received no contract research and development funding during the nine months ended September 30, 2002 pursuant to the Company’s terminated agreement with BMS compared to $3,674,000 for the nine months ended September 30, 2001. Revenues from contract research and development performed for other collaborators decreased to approximately $194,000 for the nine months ended September 30, 2002 from approximately $1,036,000 for the nine months ended September 30, 2001 as the Company’s commitments for such work were completed. Revenues from research grants increased to approximately $3,643,000 for the nine months ended September 30, 2002 from approximately $2,877,000 for the nine months ended September 30, 2001, resulting from the funding of a greater number of grants in the first nine months of 2001. Product sales decreased to approximately $28,000 for the nine months ended September 30, 2002 from approximately $37,000 for the nine months ended September 30, 2001. Interest income decreased to approximately $1,410,000 for the nine months ended September 30, 2002 from approximately $1,941,000 for the nine months ended September 30, 2001 as cash available for investment decreased and was subject to lower interest rates in 2002.

Research and development expenses increased to approximately $17,089,000 for the nine months ended September 30, 2002 from approximately $10,479,000 for the nine months ended September 30, 2001. The increase was principally due to an increase in headcount, related laboratory supplies and additional rent for new laboratory space as the Company expanded its research and development programs to include MNTX (methylnaltrexone) and increased spending in its PSMA programs.

General and administrative expenses increased to approximately $4,608,000 for the nine months ended September 30, 2002 from approximately $4,162,000 for the nine months ended September 30, 2001. The increase was principally due to a decrease in professional fees for legal and patent work and an increase in headcount, related benefits and operating expenses.

Loss in joint venture increased to approximately $2,108,000 for the nine months ended September 30, 2002 from approximately $1,645,000 for the nine months ended September 30, 2001. The Company recognizes its share of the loss under the terms of the joint venture with Cytogen Corporation. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, prior to reaching the $3.0 million threshold, the Company recognized 100% of the joint venture’s research and development expenses; that percentage was reduced to 50% subsequent to reaching that threshold in December 2001.

Interest expense decreased to $0 for the nine months ended September 30, 2002 from approximately $36,000 for the nine months ended September 30, 2001. The decrease was due to the payoff of the remaining capital leases outstanding.

Depreciation expense increased to approximately $738,000 for the nine months ended September 30, 2002 from approximately $513,000 for the nine months ended September 30, 2001 as new capital equipment was purchased and leasehold improvements were incurred in connection with the Company’s growth.

In the first nine months of 2002, the Company received a $1.6 million insurance settlement in connection with a casualty loss that had occurred in 2001. The Company also received a non-recurring payment of approximately $9,852,000 from BMS during the second quarter of 2001 in connection with the termination of the collaboration.

The Company’s net loss for the nine months ended September 30, 2002 was approximately $13,768,000 compared to net income of approximately $2,581,000 for the nine months ended September 30, 2001.

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

At September 30, 2002, we had cash, cash equivalents and marketable securities, including non-current portion, totaling approximately $47,426,000 compared with approximately $61,877,000 at December 31, 2001. For the nine months ended September 30, 2002, net cash used in operating activities was approximately $13.2 million. The Company had approximately $24.5 million of expenses, including research and development of $17.1 million, general and administrative of $4.6 million and a decrease in accounts payable and accrued expenses of $1.4 million, offset by total revenues of $10.8 million comprised of $4.1 of contract research development revenue, $3.6 of revenue from government grants, $1.4 million of interest income, and $1.6 million from the settlement of an insurance claim. The Company is required to fund 50% of the current and future spending on the PSMA projects under the terms of the JV. Such amount was approximately $2.3 million during the first nine months of 2002. Net cash provided by investing activities was approximately $8.5 million resulting from the sale of marketable securities offset by capital expenditures of approximately $1.2 million as we have acquired additional space and our facility lease has been extended to June 2005. Net cash provided by financing activities was approximately $1.1 million due to the exercise of stock options under the Company’s Employee Stock Option Plans, the exercise of warrants and the sale of common stock under the Employee Stock Purchase Plans.

For the three and nine months ended September 30, 2002, the Company recognized approximately $1,817,000 and $3,901,000, respectively, of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV and the form and content of subcontractor arrangements entered into by the JV.

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

Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 145 (“FAS 145”) “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002”. As a result, the accounting for gains and losses from extinguishment of debt and sale-leaseback transactions will be affected by FAS 145. The provisions of this Statement related to the rescission of Statement 4, 44 and 64 shall be applied in fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 shall be effective for transactions occurring after May 15, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 146 (“FAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.rather than on the date of an entity’s commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement’s initial application.

Management believes that the future adoption of these accounting standards will not have a material impact on the Company’s financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $38.5 million at September 30, 2002. Approximately $31.5 million of these investments had fixed interest rates, and $7.0 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed interest rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the September 30, 2002 market interest rates would result in a decrease of approximately $0.20 million in the market values of these investments.

Item 4.   Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rules13a-14(c) and 15d-14, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Finance and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also established a disclosure committee which consists of certain members of the Company's senior management.

After the formation of our disclosure committee and within the 90 days prior to the date of filing of this report, the disclosure committee, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Finance and Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Principal Finance and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Principal Finance and Accounting Officer by others within the Company during the period in which this report was being prepared.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company completed its evaluation.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
(a)	Exhibits

99.1	Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350

99.2	Certification of Robert A. McKinney, Vice President, Finance and Operations (Principal Finance and Accounting Officer) of the Registrant pursuant to 18 U.S.C. Section 1350

(b)	During the quarter ending September 30, 2002, the Registrant did not file any Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

Date: November 14, 2002	by /s/ ROBERT A. McKINNEY
Robert A. McKinney
Vice President
(Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Paul J. Maddon, M.D., Ph.D., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Progenics Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL J. MADDON
Date: November 14, 2002	Paul J. Maddon, M.D., Ph.D.
Chairman & Chief Executive Officer

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Robert A. McKinney, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Progenics Pharmaceuticals, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

	a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ROBERT A. McKINNEY
Date: November 14, 2002	Robert A. McKinney
Vice President, Finance & Administration

EXHIBIT INDEX

Exhibit	Description	Page

99.1	Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350

99.2	Certification of Robert A. McKinney, Vice President, Finance and Operations (Principal Finance and Accounting Officer) of the Registrant pursuant to 18 U.S.C. Section 1350