Form 10-Q
period 2003-03-31
PROGENICS PHARMACEUTICALS INC
filed 2003-05-15
CIK 835887

Click here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

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

As of March 31, 2003 there were 12,788,788 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
AT MARCH 31, 2003 AND DECEMBER 31, 2002
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS:
Current assets:
Cash and cash equivalents	$18,632,479	$9,446,982
Marketable securities	14,396,143	27,753,984
Accounts receivable	378,461	334,006
Other current assets	1,093,701	1,573,815

Total current assets	34,500,784	39,108,787
Marketable securities	2,526,418	5,172,808
Fixed assets, at cost, net of accumulated depreciation and amortization	3,799,073	3,705,531
Investment in joint venture	613,232
Restricted cash	131,287	130,795

Total assets	$41,570,794	$48,117,921

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$1,940,194	$2,900,028

Total current liabilities	1,940,194	2,900,028
Deferred lease liability	64,138	71,264

Total liabilities	2,004,332	2,971,292

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 authorized; none issued and outstanding
Common stock - $.0013 par value, 40,000,000 authorized; issued and outstanding – 12,788,788 in 2003, 12,681,585 in 2002	16,625	16,486
Additional paid-in capital	91,876,727	91,332,106
Accumulated deficit	(52,411,387)	(46,307,642)
Accumulated other comprehensive income	84,497	105,679

Total stockholders’ equity	39,566,462	45,146,629

Total liabilities and stockholders’ equity	$41,570,794	$48,117,921

The accompanying notes are an integral part of these financial statements.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2003	2002

Revenues:
Contract research and development from joint venture	$1,052,700	$1,007,119
Other contract research and development		193,734
Research grants	1,117,418	1,155,798
Product sales	59,566	13,428

Total revenues	2,229,684	2,370,079

Expenses:
Research and development	5,752,146	4,566,549
General and administrative	1,621,837	1,247,170
Loss in joint venture	879,641	502,319
Depreciation and amortization	303,931	201,938

Total expenses	8,557,555	6,517,976

Operating loss	(6,327,871)	(4,147,897)

Other income:
Interest income	224,126	546,882
Payment from insurance settlement		1,600,000

Total other income	224,126	2,146,882

Net loss	$(6,103,745)	$(2,001,015)

Net loss per share – basic and diluted	$(0.48)	$(0.16)

The accompanying notes are an integral part of these financial statements.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

			ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY	COMPREHENSIVE LOSS

	COMMON STOCK

	Shares	Amount

Balance at December 31, 2002	12,681,585	$16,486	$91,332,106	$(46,307,642)	$105,679	$45,146,629
Issuance of compensatory stock options			45,503			45,503
Sale of Common Stock under employee stock purchase plans and exercise of stock options and warrants	107,203	139	499,118			499,257
Net loss				(6,103,745)		(6,103,745)	(6,103,745)
Change in unrealized gain on marketable securities					(21,182)	(21,182)	(21,182)

Balance at March 31, 2003	12,788,788	$16,625	$91,876,727	$(52,411,387)	$84,497	$39,566,462	$(6,124,927)

The accompanying notes are an integral part of these financial statements.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

	2003		2002

Cash flows from operating activities:
Net loss		$(6,103,745)	$(2,001,015)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		303,931	201,938
Amortization of discounts, net of premiums, on marketable securities		244,049	292,776
Loss in joint venture		879,641	502,319
Noncash expenses incurred in connection with issuance of common stock, stock options and warrants		45,503	152,021
Changes in assets and liabilities:
Increase in accounts receivable		(44,455)	(119,499)
Decrease in prepaid expenses and other assets		480,114	507,836
Decrease in accounts payable and accrued expenses		(962,817)	(581,280)
Increase in investment in LLC		(1,500,000)	(500,000)
(Decrease) increase in deferred lease liability		(7,126)	8,117

Total adjustments		(561,160)	464,228

Net cash used in operating activities		(6,664,905)	(1,536,787)

Cash flows from investing activities:
Capital expenditures		(387,363)	(397,004)
Purchase of certificate of deposit			(1,000,000)
Increase in restricted cash		(492)	(120,225)
Sales of marketable securities		15,739,000	9,935,000
Purchase of marketable securities			(4,733,783)

Net cash provided by investing activities		15,351,145	3,683,988

Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan		499,257	579,678

Net cash provided by financing activities		499,257	579,678

Net increase in cash and cash equivalents		9,185,497	2,726,879

Cash and cash equivalents at beginning of period		9,446,982	10,759,636

Cash and cash equivalents at end of period		$18,632,479	$13,486,515

Supplemental disclosure of noncash investing and financing activities:
Fixed assets included in accounts payable and accrued expenses:
At beginning of period	$		$25,352
At end of period		10,110	311,884

The accompanying notes are an integral part of these financial statements.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   Interim Financial Statements

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

The interim Condensed Financial Statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods.  The results of operations for interim periods are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

2.   Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2003 and December 31, 2002 consist of the following:

	March 31, 2003	December 31, 2002

Accounts payable	$764,024	$1,199,998
Accrued consulting and clinical trial	537,946	557,113
Accrued payroll and related costs	141,523	568,358
Accrued legal and accounting fees	496,701	567,432
Other		7,127

	$1,940,194	$2,900,028

3.   Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods.  For the three months ended March 31, 2003 and 2002, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended March 31, 2003:
Basic and Diluted	$(6,103,745)	12,729,898	$(0.48)
Three months ended March 31, 2002:
Basic and Diluted	$(2,001,015)	12,454,287	$(0.16)

Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,

	2003		2002

	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price

Options	4,673,046	$8.99	4,031,720	$8.53
Warrants			55,222	$4.00

Total	4,673,046	$8.99	4,086,942	$8.46

4.   PSMA Development Company LLC

On June 15, 1999, the Company and Cytogen Corporation (collectively, the “Members”) formed a joint venture in the form of a limited liability company (the “LLC” or “JV”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”).  Each Member currently owns 50% of the JV and accounts for such investment under the equity method.  In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a License Agreement and a Services Agreement (collectively, as amended, the “Agreements”).

The Company accounts for its investment in the JV in accordance with the equity method of accounting. The Company is engaged in a research program on behalf of the JV under the Services Agreement and is compensated for its services based on agreed upon terms.  For the quarter ended March 31, 2003, we performed services for the JV under a month-to-month extension of the Services Agreement and an annual work plan and budget approved by the Members for that quarter.  At March 31, 2003, the Members were negotiating the terms of a new Services Agreement.  The Company recognizes contract research and development revenue for all amounts earned for research and development services rendered to the JV.  For the three months ended March 31, 2003 and 2002, the Company recognized approximately $1,053,000 and $1,007,000, respectively, of contract research and development revenue for services performed on behalf of the JV.  The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV and the form and content of subcontractor arrangements entered into by the JV.

The level of commitment by the Members to fund the JV is based on an annual budget that is subject to approval by both Members.  As of March 31, 2003, the Members were in the process of negotiating the 2003 annual budget for the JV and have committed to the JV that the operating budget for 2003 will be no less than the total expenses as set forth on the Statement of Operations for the JV for the year ended December 31, 2002.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

During the quarter ended March 31, 2003, each Member made a capital contribution of $1.5 million to fund the operation of the JV.  No such capital contributions were made during the first quarter of 2002.  Contract research and development revenue recognized by the Company related to services provided to the JV may vary in the future due to potential future funding limitations on the part of the Members, the extent to which the JV continues to rely on the Company to perform research and development under the Services Agreement and the terms of any amendments to the Services Agreement.

Selected financial statement data of the JV are as follows:

Statement of Operations Data:

	Three Months Ended March 31,

	2003	2002

Total revenue	$493	$2,480
Total expenses (1)	1,759,774	1,007,119

Net loss	$(1,759,281)	$(1,004,639)

(1)	Includes $1,052,700 and $1,007,119 of contract research and development services performed by the Company in 2003 and 2002, respectively.

5.   Insurance Settlement

In the first quarter of 2002, the Company received a $1.6 million insurance settlement in connection with a casualty loss that had occurred in 2001.

6.   Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities.  The net effect of income taxes on comprehensive loss is immaterial.  For the three months ended March 31, 2003 and 2002, the components of comprehensive loss are:

	Three Months Ended March 31,
	2003	2002

Net loss	$(6,103,745)	$(2,001,015)
Change in unrealized gain/loss on Marketable securities	(21,182)	(276,019)

Comprehensive loss	$(6,124,927)	$(2,277,034)

7.   Stock-Based Employee Compensation

The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

fixed and the quoted market price of the Company’s stock as of the grant date is equal to or less than the option exercise price.

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), pro forma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair value based method of accounting.  The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value based method of accounting to compute compensation expense for all stock-based awards.  Since option grants awarded during 2003 and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method.

	Three Months Ended March 31,

	2003	2002

Net loss, as reported	$(6,103,745)	(2,001,015)
Add: Stock-based employee compensation expense included in reported net loss
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,983,405)	(1,592,986)

Pro forma net loss	$(8,087,150)	(3,594,001)

Net loss per share amounts, basic and diluted:
As reported	$(0.48)	(0.16)
Pro forma	$(0.64)	(0.29)

For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model.  The following assumptions were used in computing the fair value of options granted: expected volatility of 79% in 2003 and 2002, expected lives of five years (six months for the employee stock purchase plan), zero dividend yield, and weighted-average risk-free interest rate of 3.02% in 2003, and 3.99% in 2002.

The fair value of options and warrants granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

8.   Reclassification

Certain reclassifications have been made to the financial statements for 2002 to conform with the currents year’s presentation.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

9.   Impact of the Adoption of Recently Issued Accounting Standards

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51.  FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”).  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 is effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created before February 1, 2003 and is effective immediately for VIEs created after January 31, 2003.  The Company does not expect FIN 46 to have a material impact on its financial statements.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following:  technological uncertainties related to early stage product development, uncertainties associated with preclinical and clinical testing, the risk that necessary regulatory approvals will not be received, risks relating to corporate collaborations, the lack of product revenue and the uncertainty of future profitability, the need for additional financing and other factors set forth more fully in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and other periodic filings with the Securities and Exchange Commission to which investors are referred for further information.

General

Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to address the unmet medical needs of patients with debilitating conditions and life-threatening diseases.  We commenced principal operations in late 1988 and since that time have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital.  In order to commercialize the principal products that we have under development, we will need to address a number of technological challenges and comply with comprehensive regulatory requirements.  Accordingly, it is not possible to predict the amount of funds that we will require, or the length of time that will pass, before we receive revenues from sales of any of our products.  To date, product sales have consisted solely of limited revenues from the sale of research reagents.  We expect that sales of research reagents in the future will not significantly increase over current levels.  Our other sources of revenues through March 31, 2003 have been payments received under our collaboration agreements and from our joint venture with Cytogen Corporation, research grants and contracts related to our cancer and HIV programs and interest income.

To date, a majority of our expenditures have been for research and development activities.  We expect that our research and development expenses will increase significantly as our programs progress and we make filings for related regulatory approvals.  With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at March 31, 2003, an accumulated deficit of approximately $52,411,000.  We will require additional funds to complete the development of our products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future.  We do not expect our products under development to be commercialized in the near future.

Back to Index

Results of Operations

Three Months Ended March 31, 2003 and 2002

Revenues:

Contract research and development revenue from joint venture increased to approximately $1,053,000 for the three months ended March 31, 2003 from approximately $1,007,000 for the three months ended March 31, 2002.  Such revenue represents research and development services performed by us for the PSMA Development Company, LLC, our joint venture with Cytogen Corporation (the “JV”).  We were required to fund the first $3.0 million of research and development costs and such amounts were recorded as capital contributions to the JV.  During the fourth quarter of 2001, we surpassed the $3.0 million threshold, at which time we began recognizing revenue for services and costs being provided to and paid by the JV.  The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV and the future financial position of the JV.  We provide services to the JV under a Services Agreement.  For the quarter ended March 31, 2003, we performed services for the JV under a month-to-month extension of the Services Agreement and an annual work plan and budget approved by the Members for that quarter.  At March 31, 2003, the Members of the JV were negotiating the terms of a new Services Agreement.  Accordingly, future revenue will also be dependent upon the extension, if any, and terms of an amended Services Agreement.  The level of commitment by Progenics and Cytogen (collectively, the “Members”) to fund the JV is based on an annual budget that is approved by both of the Members.  As of March 31, 2003, the Members were in the process of negotiating the 2003 annual budget for the JV and have committed to the JV that the operating budget for 2003 will be no less than the total expenses as set forth on the Statement of Operations for the JV for the year ended December 31, 2002.

Other contract research and development revenue decreased to zero for the three months ended March 31, 2003 from approximately $194,000 for the three months ended March 31, 2002.  We did not perform any contract research and development services in the first quarter of 2003 other than that for the JV.

Revenues from research grants decreased to approximately $1,117,000 for the three months ended March 31, 2003 from approximately $1,156,000 for the three months ended March 31, 2002.  The decrease resulted from the funding of fewer grants during the current period.

Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, patent costs, and product manufacturing costs.  In late 2001, we in-licensed MNTX (methylnaltrexone), an investigational drug in late-stage clinical development designed to reverse certain side effects of opioid pain medications.  As of March 31, 2003, the product had recently entered Phase III clinical trials and has become our lead product.  A major portion of our spending has been and will continue to be concentrated on this product, and such expenses are expected to increase significantly as clinical trials progress.  Research and development expenses increased to approximately $5,752,000 for the three months ended March 31, 2003 from approximately $4,567,000 for the three months ended March 31, 2002.  The increase was principally due to (i) an increase in headcount from 50 in 2002 to 72 in 2003 in the research and development, manufacturing and medical departments, (ii) an increase in manufacturing supplies (particularly for MNTX), (iii) additional rent for new laboratory space as we expanded our programs to include MNTX and, (iv) increased spending on PSMA and HIV research programs.

General and administrative expenses include executive and administrative labor, professional fees, office rent and supplies.  General and administrative expenses increased to approximately $1,622,000 for the three months ended March 31, 2003 from approximately $1,247,000 for the three months ended March 31, 2002.  The increase was

Back to Index

principally due to an increase in professional fees, specifically related to patents, and an increase in the cost of insurance.

Loss in joint venture increased to approximately $880,000 for the three months ended March 31, 2003 from approximately $502,000 for the three months ended March 31, 2002.  The Company recognizes its share of the loss under the terms of the joint venture with Cytogen Corporation.  The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies.  The level of future losses from the JV will be dependent upon the extent of research and development costs expended by the JV, the future financial position of the JV and the extension, if any, and terms of an amended Services Agreement.  The level of commitment by Progenics and Cytogen to fund the JV is based on an annual budget that is subject to approval by the Members.  As of March 31, 2003, the Members were in the process of negotiating the 2003 annual budget for the JV and have committed to the JV that the operating budget for 2003 will be no less than the total expenses as set forth on the Statement of Operations for the JV for the year ended December 31, 2002.

Depreciation and amortization expense increased to approximately $304,000 for the three months ended March 31, 2003 from approximately $202,000 for the three months ended March 31, 2002 as new capital equipment was purchased and leasehold improvements were incurred in connection with the Company’s growth.

Interest income decreased to approximately $224,000 for the three months ended March 31, 2003 from approximately $547,000 for the three months ended March 31, 2002 as cash available for investment decreased and was subject to lower interest rates in 2003.

A payment of $1,600,000 from an insurance settlement was received in 2002 related to a heat excursion in a storage facility.

The Company’s net loss for the three months ended March 31, 2003 was approximately $6,104,000 compared to net loss of approximately $2,001,000 for the three months ended March 31, 2002.

Liquidity and Capital Resources

We have funded our operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, a line of credit that was repaid and terminated, payments received under collaboration agreements, two public offerings of common stock, funding under government research grants and contracts, interest on investments, and the proceeds from the exercise of outstanding options and warrants.

At March 31, 2003, we had cash, cash equivalents and marketable securities, including non-current portion, totaling approximately $35.6 million compared with approximately $42.4 million at December 31, 2002.  The cash used in operations for the quarter ended March 31, 2003 was approximately $6.7 million compared with approximately $1.5 million of cash used in operations for the same period in 2002.  The increase in cash used in operations for the quarter ended March 31, 2003 resulted primarily from higher net losses resulting from increased research and development activity in connection with MNTX and PSMA, increased contributions to the JV, and the greater reduction of accounts payable in 2003, partially offset by a non-recurring insurance settlement received in 2002.

The cash provided by investing activities for the quarter ended March 31, 2003 was approximately $15.4 million compared with approximately $3.7 million of cash provided by investing activities for the same period in 2002.  The cash provided by investing activities for the quarter ended March 31, 2003 resulted primarily from the sale of approximately $15.7 million of marketable securities offset by the purchase of approximately $387,000 of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional research and development space.  We expect to spend an additional $2.5 million during 2003 to install a new bioreactor.

Back to Index

Cash provided by financing activities for the quarter ended March 31, 2003 was approximately $499,000 as compared with approximately $580,000 of cash provided by financing activities for the same period in 2002.  The cash provided by financing activities for both quarters reflects the exercise of stock options under our Employee Stock Option Plans and the sale of common stock under the Employee Stock Purchase Plans.

We are required to make capital contributions to fund 50% of the current and future spending on the PSMA projects under the terms of the JV.  Such amount was $1.5 million during the quarter ended March 31, 2003.  The level of commitment by Progenics and Cytogen to fund the JV is based on a budget that is subject to approval by both parties.  That budget is intended to be sufficient to fund research and development projects for the current year.  The budget must also consider the ability of the Members to fund the JV.  As of March 31, 2003, the Members were in the process of negotiating the 2003 annual budget for the JV and have committed to the JV that the operating budget for 2003 will be no less than the total expenses as set forth on the Statement of Operations for the JV for the year ended December 31, 2002.

We provide services to the JV under a Services Agreement.  For the quarter ended March 31, 2003, we performed services for the JV under a month-to-month extension of the Services Agreement and an annual work plan and budget approved by the Members for that quarter.  At March 31, 2003, the Members were negotiating the terms of a revised Services Agreement.  For the quarter ended March 31, 2003, we recognized approximately $1,053,000 of contract research and development revenue for services performed on behalf of the JV.  A portion of these revenues is reimbursement for costs expended to outside parties.  The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV and the extension, if any, and terms of an amended Services Agreement.

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

Impact of the Adoption of Recently Issued Accounting Standards

On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB 51.  FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”).  This new model for consolidation applies to an entity which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both

Back to Index

the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  FIN 46 is effective no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003 for VIEs created before February 1, 2003 and is effective immediately for VIEs created after January 31, 2003.  The Company does not expect FIN 46 to have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk.  Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes.  Our investments totaled approximately $34.4 million at March 31, 2003.  Approximately $16.9 million of these investments had fixed interest rates, and approximately $17.5 had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk.  Our fixed interest rate long-term investments are sensitive to changes in interest rates.  Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment.  A 100 basis point increase in the March 31, 2003 market interest rates would result in a decrease of approximately $0.89 million in the market values of these investments.

Item 4.  Controls and Procedures

The Company maintains “disclosure controls and procedures”, as such term is defined under Exchange Act Rules 13a-14(c) and 15d-14, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Finance and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also established a disclosure committee that consists of certain members of the Company’s senior management.

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

Back to Index

PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.1	Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350
	99.2	Certification of Robert A. McKinney, Vice President, Finance and Operations (Principal Finance and Accounting Officer) of the Registrant pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

During the quarter ended March 31 2003, there were no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

Date: May 15, 2003	by /s/ ROBERT A. MCKINNEY
Robert A. McKinney
Vice President
Finance and Operations
(Duly authorized officer of the Registrant
and
Principal Financial
and Accounting Officer)

Back to Index

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES OXLEY ACT OF 2002

I, Paul J. Maddon, certify that:

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

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

/s/ PAUL J. MADDON
Date: May 15, 2003	Paul J. Maddon, M.D., Ph.D.
Chairman & Chief Executive Officer

Back to Index

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

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

/s/ ROBERT A. MCKINNEY
Date: May 15, 2003	Robert A. McKinney
Vice President, Finance & Administration

Back to Index

EXHIBIT INDEX

Exhibit	Description	Page
99.1	Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350

99.2	Certification of Robert A. McKinney, Vice President, Finance and Operations (Principal Finance and Accounting Officer) of the Registrant pursuant to 18 U.S.C. Section 1350