Form 10-Q
period 2003-06-30
PROGENICS PHARMACEUTICALS INC
filed 2003-07-31
CIK 835887

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes    No

As of June 30, 2003 there were 12,932,874 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

Back to Contents

PROGENICS PHARMACEUTICALS, INC
CONDENSED BALANCE SHEETS
AT JUNE 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	June 30, 2003	December 31, 2002

ASSETS:
Current assets:
Cash and cash equivalents	$14,688,556	$9,446,982
Marketable securities	13,106,023	27,753,984
Certificate of deposit	2,000,000
Accounts receivable	18,162	334,006
Other current assets	637,648	1,573,815

Total current assets	30,450,389	39,108,787

Marketable securities		5,172,808
Fixed assets, at cost, net of accumulated depreciation and amortization	3,778,470	3,705,531
Investment in joint venture	277,273
Deferred stock offering costs	165,000
Restricted cash	170,167	130,795

Total assets	$34,841,299	$48,117,921

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:
Accounts payable and accrued liabilities	$2,339,437	$2,892,901
Amount due to joint venture	54,837
Investment deficiency in LLC		7,127

Total current liabilities	2,394,274	2,900,028

Deferred lease liability	57,011	71,264

Total liabilities	2,451,285	2,971,292

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 authorized; none issued and outstanding

Common stock – $.0013 par value, 40,000,000 shares authorized; issued and outstanding – 12,932,874 in 2003 and 12,681,585 in 2002	16,814	16,486
Additional paid-in capital	92,578,929	91,332,106
Accumulated deficit	(60,253,388)	(46,307,642)
Accumulated other comprehensive income	47,659	105,679

Total stockholders’ equity	32,390,014	45,146,629

Total liabilities and stockholders’ equity	$34,841,299	$48,117,921

The accompanying notes are an integral part of these financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Contract research and development from joint venture	$849,913	$1,077,137	$1,902,613	$2,084,256
Other contract research and development				193,734
Research grants	1,048,115	1,570,823	2,165,533	2,726,621
Product sales	27,325	5,911	86,891	19,339

Total revenues	1,925,353	2,653,871	4,155,037	5,023,950

Expenses:
Research and development	6,219,784	5,865,977	11,971,930	10,432,526
General and administrative	2,307,307	1,762,019	3,927,449	3,009,189
Loss in joint venture	1,085,959	606,106	1,965,600	1,108,425
Depreciation and amortization	309,544	247,360	613,475	449,298

Total expenses	9,922,594	8,481,462	18,478,454	14,999,438

Operating loss	(7,997,241)	(5,827,591)	(14,323,417)	(9,975,488)

Other income (expense):
Interest income	158,065	472,465	382,191	1,019,347
Interest expense	(2,825)		(4,520)
Payment from insurance settlement				1,600,000

Total other income	155,240	472,465	377,671	2,619,347

Net loss	$(7,842,001)	$(5,355,126)	$(13,945,746)	$(7,356,141)

Net loss per share – basic and diluted	$(0.61)	$(0.43)	$(1.09)	$(0.59)

The accompanying notes are an integral part of these financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY	COMPREHENSIVE LOSS

	Shares	Amount

Balance at December 31, 2002	12,681,585	$16,486	$91,332,106	($46,307,642)	$105,679	$45,146,629

Issuance of compensatory stock options			61,570			61,570

Sale of Common Stock under employee stock purchase plans and exercise of stock options	251,289	328	1,185,253			1,185,581

Net loss				(13,945,746)		(13,945,746)	(13,945,746)

Change in unrealized gain on marketable securities					(58,020)	(58,020)	(58,020)

Balance at June 30, 2003	12,932,874	$16,814	$92,578,929	($60,253,388)	$47,659	$32,390,014	($14,003,766)

The accompanying notes are an integral part of these financial statements

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(13,945,746)	$(7,356,141)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	613,475	449,298
Amortization of discounts, net of premiums, on marketable securities	391,845	606,380
Loss in joint venture	1,965,600	1,108,425
Noncash expenses incurred in connection with issuance of common stock, stock options and warrants	61,570	209,048
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	315,844	(267,050)
Decrease in other current assets	936,167	852,306
Decrease in accounts payable and accrued expenses	(509,457)	(812,142)
Increase in investment in joint venture	(2,250,000)	(1,387,730)
(Decrease) increase in deferred lease liability	(14,253)	16,234

Total adjustments	1,510,791	774,769

Net cash used in operating activities	(12,434,955)	(6,581,372)

Cash flows from investing activities:
Capital expenditures	(675,584)	(952,719)
Purchase of certificate of deposit	(2,000,000)	(1,500,000)
Increase in restricted cash	(39,372)	(120,750)
Sale of marketable securities	21,229,000	14,573,000
Purchase of marketable securities	(1,858,096)	(6,832,883)

Net cash provided by investing activities	16,655,948	5,166,648

Cash flows from financing activities:

Proceeds from the sale of common stock under employee stock purchase plans and the exercise of stock options	1,185,581	858,918
Increase in deferred offering costs	(165,000)

Net cash provided by financing activities	1,020,581	858,918

Net increase (decrease) in cash and cash equivalents	5,241,574	(555,806)

Cash and cash equivalents at beginning of period	9,446,982	10,759,636

Cash and cash equivalents at end of period	$14,688,556	$10,203,830

Supplemental disclosure of noncash investing and financing activities:
Fixed assets included in accounts payable and accrued expenses	$10,830	$586,067

The accompanying notes are an integral part of these financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Interim Financial Statements

      Progenics Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company applies its expertise in clinical medicine, immunology and molecular biology to develop biopharmaceuticals to fight viral diseases, such as human immunodeficiency virus (“HIV”) infection, and cancers, including malignant melanoma and prostate cancer, as well as to enhance symptom management and supportive care. The Company was incorporated in Delaware on December 1, 1986. All of the Company’s operations are located in New York. The Company operates in a single segment.

      The Company believes that its existing capital resources should be sufficient to fund operations beyond one year. There could be changes that would consume the Company’s assets before such time. The Company will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other activities relating to the commercialization of any potential products. In addition, the Company’s cash requirements may vary materially from those now planned because of results of research and development and product testing, changes in existing relationships with, or new relationships with, licensees, licensors or other collaborators, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. The Company has no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring the Company’s products to the commercial marketing stage. The Company may seek additional financing, such as through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of its technology, to fund future operations. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all.

      The interim Condensed Financial Statements of the Company included in this report have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

2.	Accounts Payable and Accrued Expenses

      Accounts payable and accrued expenses as of June 30, 2003 and December 31, 2002 consist of the following:

	June 30, 2003	December 31, 2002

Accounts payable	$773,486	$1,199,998
Accrued consulting and clinical trial costs	548,747	557,113
Accrued payroll and related costs	422,704	568,358
Accrued legal and accounting fees	594,500	567,432

	$2,339,437	$2,892,901

3.	Net Loss Per Share

      The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 2003 and 2002, the Company reported net losses and, therefore, no potentially dilutive securities were included in the computation of diluted per share amounts.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount

2003:
Three months ended June 30, 2003:
Basic and Diluted:	($7,842,001)	12,869,784	($0.61)

Six months ended June 30, 2003:
Basic and Diluted:	($13,945,746)	12,800,228	($1.09)

2002:
Three months ended June 30, 2002:
Basic and Diluted:	($5,355,126)	12,534,936	($0.43)

Six months ended June 30, 2002:
Basic and Diluted:	($7,356,141)	12,494,835	($0.59)

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

      Options which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

Three Months Ended June 30,

2003		2002

Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price

4,624,014	$8.99	4,074,154	$8.60

Six Months Ended June 30,

2003		2002

Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price

4,648,626	$8.99	4,080,126	$8.53

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

      The Company is engaged in a research program on behalf of the JV under the Services Agreement and is compensated for its services based on agreed upon terms. During the six months ended June 30, 2003, the Company had performed services for the JV under a month-to-month extension of the Services Agreement and a work plan and budget approved by the Members. The Company recognizes contract research and development revenue for all amounts earned for research and development services rendered to the JV. For the six months ended June 30, 2003 and 2002, the Company recognized approximately $1,903,000 and $2,084,000, respectively, of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV, the form and content of subcontractor arrangements entered into by the JV and the terms of any amendments to the existing Services Agreement or any new Services Agreement.

      As previously disclosed, the Members had been negotiating the 2003 annual budget for the JV and the terms of a new Services Agreement pursuant to which the Members would provide research and development services to the JV. In July 2003, the Members: (i) agreed to an updated work plan governing the activities of the JV for the remainder of 2003, including the execution of various third-party contracts; (ii) agreed to a budget for the JV’s operations for 2003 and related capital contributions of the parties; and (iii) agreed to an amended Services Agreement pursuant to which the Members will provide research and development services for the remainder of 2003. The JV work plan, budget, and

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

other operational and financial matters relating to periods after 2003 will require the agreement of the Members. If we do not agree on terms for future periods, our revenue for services provided to the JV could be adversely affected.

During the quarter and six months ended June 30, 2003, each Member made a capital contributions of $750,000 and $2,250,000, respectively, to fund the operation of the JV.

      Selected financial statement data of the JV are as follows:

Statement of Operations Data:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Total revenue	$412	$1,226	$905	$3,706
Total expenses (1)	2,172,330	1,213,436	3,932,104	2,220,555

Net loss	$(2,171,918)	$(1,212,210)	$(3,931,199)	$(2,216,850)

(1)	Includes $849,913 and $1,077,137 of contract research and development services performed by the Company during the three months ended June 30, 2003 and 2002, respectively, and $1,902,613 and $2,084,256 of contract research and development services performed by the Company during the six months ended June 30, 2003 and 2002, respectively.

5.	Insurance Settlement

      In the first quarter of 2002, the Company received a $1.6 million insurance settlement in connection with a casualty loss that had occurred in 2001.

6.	Comprehensive Loss

      Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three and six months ended June 30, 2003 and 2002, the components of comprehensive loss are:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss	$(7,842,001)	$(5,355,126)	$(13,945,746)	$(7,356,141)
Change in net unrealized gain/loss on marketable securities	(36,838)	190,821	(58,020)	(85,198)

Comprehensive loss	$(7,878,839)	$(5,164,305)	$(14,003,766)	$(7,441,339)

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

7.	Stock-Based Employee Compensation

      The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company’s stock as of the grant date is equal to or less than the option exercise price.

      In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (“SFAS No. 148”), pro forma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair value-based method of accounting. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value-based method of accounting to compute compensation expense for all stock based awards. Since option grants awarded during 2003 and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(7,842,001)	(5,355,126)	(13,945,746)	(7,356,141)
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards	(2,190,301)	(1,610,990)	(4,173,706)	(3,203,977)

Pro forma net loss	$(10,032,302)	(6,966,116)	(18,119,452)	(10,560,118)

Net loss per share amounts, basic and diluted:
As reported	$(0.61)	(0.43)	(1.09)	(0.59)
Pro forma	$(0.78)	(0.56)	(1.42)	(0.85)

      For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 79% in 2003 and 75% in 2002, expected lives of five years (six months for the employee stock purchase plan), zero dividend yield, and weighted-average risk-free interest rate of 3.02% in 2003, and 3.99% in 2002.

      The fair value of options and warrants granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

8.	Reclassification

      Certain reclassifications have been made to the financial statements for 2002 to conform with the currents year’s presentation.

9.	Commitments and Contingencies

      In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 45 (“FIN No. 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” an interpretation of SFAS Nos. 5, 57 and 107 and Rescission of FIN No. 34. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. Adoption of FIN No. 45 did not have a material impact on either the operating results or financial position of the Company.

      In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2003.

10.	Subsequent Event

      In July 2003, the Company filed a shelf registration statement with the Securities and Exchange Commission which will permit the Company, from time to time, to offer and sell up to 2.75 million shares of its common stock. In connection with that filing, the Company recognized $165,000 of costs incurred through June 30, 2003, which have been included on the balance sheet as deferred stock offering costs.

11.	Impact of Recently Issued Accounting Standards

      In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“FAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. FAS 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, FAS 150 is effective immediately. For all other instruments of public companies, FAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to FAS 150 by reporting the cumulative effect of a change in an accounting principle. FAS 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of FAS 150 to have a material impact on its financial statements.

Back to Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Quarterly Report Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others, the uncertainties associated with product development, the risk that clinical trials will not commence when or proceed as planned, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials do not demonstrate efficacy in larger scale clinical trials, the uncertainty of future profitability and other factors set forth more fully in this Form 10-Q, including those described under the caption”Risk Factors,” and other periodic filings with the Securities and Exchange Commission to which investors are referred for further information.

      We do not have a policy of updating or revising forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Form 10-Q as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

      General

      Progenics Pharmaceuticals, Inc. is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. In symptom management and supportive care, we are developing therapies to provide patients with an improved quality of life. Progenics’ most clinically advanced product candidate is methylnaltrexone, a compound in phase 3 clinical testing that is designed to block the debilitating side effects of opioid analgesics without interfering with pain palliation and in phase 2 clinical trials to treat post-operative ileus. The Company also applies its expertise in immunology and molecular biology to develop biopharmaceuticals to fight viral diseases, such as human immunodeficiency virus (HIV) infection, and cancers, including malignant melanoma and prostate cancer. The Company is conducting multi-dose phase 2 clinical trials with its lead HIV product, PRO 542, a viral-entry inhibitor, and is in preclinical development with PRO 140 and other follow-on product candidates in HIV infection. The Company is developing cancer immunotherapies based on PSMA (prostate-specific membrane antigen) technology and currently is conducting phase 1 clinical studies of a therapeutic prostate cancer vaccine. GMK is a cancer vaccine in phase 3 clinical trials for the treatment of malignant melanoma.

      We commenced principal operations in late 1988 and since that time have been engaged primarily in research and development efforts, clinical trials, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that we have under development, we will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before we receive revenues from sales of any of our products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through June 30, 2003 have

Back to Contents

been payments received under our collaboration agreements and from our joint venture with Cytogen Corporation, research grants and contracts related to our cancer and virology programs and interest income.

      To date, a majority of our expenditures have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at June 30, 2003, an accumulated deficit of approximately $60,253,000. We will require additional funds to complete the development of our products, to fund the cost of clinical trials, and to fund operating losses that are expected to continue for the foreseeable future. We do not expect our products under development to be commercialized in the near future.

Results of Operations

Three Months Ended June 30, 2003 and 2002

      Revenues:

      Contract research and development revenue from joint venture decreased to approximately $850,000 for the three months ended June 30, 2003 from approximately $1,077,000 for the three months ended June 30, 2002. Such revenue represents research and development services performed by us for the PSMA Development Company, LLC, our joint venture with Cytogen Corporation (the “JV”). In 2003, contract research and development revenue consisted primarily of reimbursement of labor costs expended by us on behalf of the JV. All other costs were paid directly by the JV. In 2002, contract research and development revenue included reimbursement of all of the JV’s expenses, which we paid. Therefore, although our revenue remained relatively stable, our research and development work for the JV actually increased. We were required to fund the first $3.0 million of research and development costs, and such amounts were recorded as capital contributions to the JV. During the fourth quarter of 2001, we surpassed the $3.0 million threshold, at which time we began recognizing revenue for services and costs being provided to and paid by the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV and the future financial position of the JV. We provide services to the JV under a Services Agreement. For the quarter ended June 30, 2003, we performed services for the JV under a month-to-month extension of the Services Agreement and a work plan and budget approved by us and Cytogen Corporation (the “Members”) for that quarter. As previously disclosed, the Members had been negotiating the 2003 annual budget for the JV and the terms of a new Services Agreement pursuant to which the Members would provide research and development services to the JV.

      In July 2003, the Members: (i) agreed to an updated work plan governing the activities of the JV for the remainder of 2003, including the execution of various third-party contracts; (ii) agreed to a budget for the JV’s operations for 2003 and related capital contributions of the parties; and (iii) agreed to an amended Services Agreement pursuant to which the Members will provide research and development services for the remainder of 2003. The JV work plan, budget, and other operational and financial matters relating to periods after 2003 will require the agreement of the Members. If we do not agree on terms for future periods, our revenue for services provided to the JV could be adversely affected.

      Revenues from research grants decreased to approximately $1,048,000 for the three months ended June 30, 2003 from approximately $1,571,000 for the three months ended June 30, 2002. The decrease resulted from the funding of a fewer number of grants during the period.

Back to Contents

      Revenues from product sales increased to approximately $27,000 for the three months ended June 30, 2003 from approximately $6,000 for the three months ended June 30, 2002. We received more orders for research reagents during the period.

      Expenses:

      Research and development expenses include personnel, supplies, facility costs, clinical trial costs, patent costs, and product manufacturing costs. In late 2001, we in-licensed methylnaltrexone (MNTX), an investigational drug in late-stage clinical development designed to reverse certain side effects of opiod pain medications. The product is in phase 3 clinical trials and has become our lead product candidate. A major portion of our spending has been, and will continue to be, concentrated on this product, and such expenses are expected to increase significantly as clinical trials progress. Research and development expenses increased to $6,220,000 for the three months ended June 30, 2003 from $5,866,000 for the three months ended June 30, 2002. The increase was principally due to (i) an increase in headcount in 2003 in the research and development, manufacturing and medical departments, (ii) an increase in manufacturing supplies (particularly for MNTX), (iii) increased clinical trial activity and related costs, and (iv) increased spending on our HIV research programs.

      General and administrative expenses include executive and administrative personnel, professional fees, office rent and supplies. General and administrative expenses increased to $2,307,000 for the three months ended June 30, 2003 from $1,762,000 for the three months ended June 30, 2002. The increase was principally due to an increase in headcount and professional fees, specifically related to patents and an increase in the cost of general liability and directors and officers liability insurance.

      Loss in joint venture increased to approximately $1,086,000 for the three months ended June 30, 2003 from approximately $606,000 for the three months ended June 30, 2002. The Company recognizes its share of the loss under the terms of the JV. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, the JV commenced clinical trials with one product candidate and incurred contract manufacturing expenses beginning in 2003. The level of future losses from the JV will be dependent upon the extent of research and development costs expended by the JV, the future financial position of the JV and the extension, if any, and terms of an amended Services Agreement or of a new Services Agreement. The level of commitment by Progenics and Cytogen to fund the JV is based on an annual budget that is approved by the Members. The Members will need to agree on such a budget for periods after 2003.

      Depreciation and amortization expense increased to approximately $310,000 for the three months ended June 30, 2003 from approximately $247,000 for the three months ended June 30, 2002 as new capital equipment was purchased and leasehold improvements were incurred in connection with the Company’s growth.

      Interest income decreased to approximately $158,000 for the three months ended June 30, 2003 from approximately $472,000 for the three months ended June 30, 2002 as cash available for investment decreased and was subject to lower interest rates in 2003.

      The Company’s net loss for the three months ended June 30, 2003 was approximately $7,842,000 compared to net loss of approximately $5,355,000 for the three months ended June 30, 2002.

Back to Contents

Six Months Ended June 30, 2003 and 2002

      Revenues:

      Contract research and development revenue from joint venture decreased to approximately $1,903,000 for the six months ended June 30, 2003 from approximately $2,084,000 for the six months ended June 30, 2002. In 2003, contract research and development revenue consisted primarily of reimbursement of labor costs expended by us on behalf of the JV. All other costs are paid directly by the JV. In 2002, contract research and development revenue for such year included reimbursement of all of the JV’s expenses, which we paid. Therefore, although our revenue remained relatively stable, our research and development work for the JV actually increased.

      Revenues from other contract research and development decreased to $0 for the six months ended June 30, 2003 from approximately $194,000 for the six months ended June 30, 2002. The decrease resulted from the expiration two collaboration agreements in the first quarter of 2002.

      Revenues from research grants decreased to approximately $2,166,000 for the six months ended June 30, 2003 from approximately $2,727,000 for the six months ended June 30, 2002. The decrease resulted from the funding of a fewer number of grants during the period.

      Revenues from product sales increased to approximately $87,000 for the three months ended June 30, 2003 from approximately $19,000 for the three months ended June 30, 2002. We received more orders for research reagents during the period.

      Expenses:

      Research and development expenses increased to $11,972,000 for the six months ended June 30, 2003 from $10,433,000 for the six months ended June 30, 2002. The increase was principally due to (i) an increase in headcount in 2003 in the research and development, manufacturing and medical departments, (ii) an increase in manufacturing supplies (particularly for MNTX), (iii) increased clinical trial activity and related costs, and (iv) increased spending on our HIV research programs.

      General and administrative expenses increased to $3,927,000 for the six months ended June 30, 2003 from $3,009,000 for the six months ended June 30, 2002. The increase was principally due to an increase in headcount and professional fees, specifically related to patents and an increase in the cost of insurance.

      Loss in joint venture increased to approximately $1,966,000 for the six months ended June 30, 2003 from approximately $1,108,000 for the six months ended June 30, 2002. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, the JV commenced clinical trials with one product candidate and incurred contract manufacturing expenses beginning in 2003.

      Depreciation and amortization expense increased to approximately $613,000 for the six months ended June 30, 2003 from approximately $449,000 for the six months ended June 30, 2002 as new capital equipment was purchased and leasehold improvements were incurred in connection with the Company’s growth.

      Interest income decreased to approximately $382,000 for the six months ended June 30, 2003 from approximately $1,019,000 for the six months ended June 30, 2002 as cash available for investment decreased and was subject to lower interest rates in 2003.

      The Company’s net loss for the six months ended June 30, 2003 was approximately $13,946,000 compared to net loss of approximately $7,356,000 for the six months ended June 30, 2002.

Back to Contents

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

      At June 30, 2003, we had cash, cash equivalents and marketable securities totaling approximately $29.8 million compared with approximately $42.4 million at December 31, 2002. The net cash used in operations for the six months ended June 30, 2003 was $12.4 million compared with $6.6 million of net cash used in operations for the same period in 2002. The increase in net cash used in operations for the six months ended June 30, 2003 resulted primarily from higher net losses resulting from increased research and development activity in connection with MNTX and PSMA and increased contributions to the JV.

      The net cash provided by investing activities for the six months ended June 30, 2003 was $16.7 million compared with $5.2 million of net cash provided by investing activities for the same period in 2002. The net cash provided by investing activities for the six months ended June 30, 2003 resulted primarily from the net sale of $19.4 million of marketable securities offset by the purchase of a $2.0 million certificate of deposit and the purchase of $676,000 of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional research and development space. We expect to spend an additional $1.0 million during the balance of 2003 to install a new bioreactor.

      Net cash provided by financing activities for the six months ended June 30, 2003 was $1,021,000 as compared with $859,000 of net cash provided by financing activities for the same period in 2002. The net cash provided by financing activities for both quarters reflects the exercise of stock options under our Employee Stock Option Plans and the sale of common stock under the Employee Stock Purchase Plans. We incurred approximately $165,000 of costs during the second quarter of 2003 associated with the filing of a registration statement contemplating the sale from time to time of shares of our common stock. Such costs will be offset against any proceeds when and if an offering is completed.

      We are required to make capital contributions to fund 50% of the current and future spending on the PSMA projects under the terms of the JV. Such amount was $2.3 million during the six months ended June 30, 2003. The level of commitment by Progenics and Cytogen to fund the JV is based on a budget requiring approval by both parties. The current budget is intended to be sufficient to fund research and development projects for the current year. The budget must also consider the ability of the Members to fund the JV.

      As previously disclosed, the Members had been negotiating the 2003 annual budget for the JV and the terms of a new services agreement pursuant to which the Members would provide research and development services to the JV. In July 2003, the Members: (i) agreed to an updated work plan governing the activities of the JV for the remainder of 2003, including the execution of various third-party contracts; (ii) agreed to a budget for the JV’s operations for 2003 and related capital contributions of the parties; and (iii) agreed to an amended services agreement pursuant to which the Members will provide research and development services for the remainder of 2003. The JV work plan, budget, and other operational and financial matters relating to periods after 2003 will require the agreement of the Members.

      We provide services to the JV under a Services Agreement. For the six months ended June 30, 2003, we performed services for the JV under a month-to-month extension of the Services Agreement and a work plan and budget approved by the Members. For the six months ended June 30, 2003, we recognized approximately $1,903,000 of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the JV will be dependent upon the

Back to Contents

extent of research and development services requested by the JV, the future financial position of the JV and the extension, if any, and terms of an amended Services Agreement or of any new Services Agreement.

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

Impact of Recently Issued Accounting Standards

      In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“FAS 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. FAS 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, FAS 150 is effective immediately. For all other instruments of public companies, FAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to FAS 150 by reporting the cumulative effect of a change in an accounting principle. FAS 150 prohibits entities from restating financial statements for earlier years presented. The Company does not expect the adoption of FAS 150 to have a material impact on its financial statements.

Back to Contents

Risk Factors

      Our business and operations entail a variety of risks and uncertainties, including those described below:

Our product development programs are novel and, consequently, inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. These risks include, but are not limited to, the possibility that:

•	the technologies we use will not be effective;

•	our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals;

•	our product candidates will be hard to manufacture on a large scale or will not be economical to market; or

•	we do not successfully overcome technological challenges presented by our products.

Certain of our HIV product candidates are designed to be effective by blocking viral entry, and our GMK product candidate is designed to be a therapeutic cancer vaccine. To our knowledge, other than Trimeris’ FuzeonTM product, no drug designed to treat HIV infection by blocking viral entry and no cancer therapeutic vaccine has been approved for marketing in the U.S. Our other research and development programs involve similarly novel approaches to human therapeutics. Consequently, there is little precedent for the successful commercialization of products based on our technologies. We may not be able to develop successfully any of our products.

If we cannot advance our products beyond the early stages of product development or demonstrate clinical efficacy, we will never commercialize a product.

Many of our products are at an early stage of development. The successful commercialization of our products will require significant further research, development, testing and regulatory approvals and additional investment. If we cannot advance our products beyond the early stages of product development or demonstrate clinical efficacy and safety, we will never commercialize a product. There are a number of technological challenges that we must overcome to complete most of our development efforts. Our products in the research or preclinical development stage may not yield results that would permit or justify clinical testing. Furthermore, products that advance to clinical testing may not be commercialized.

A setback in our clinical development programs could adversely affect us.

We have several ongoing late-stage clinical trials. We have an ongoing phase 3 clinical trial for MNTX and expect to commence an additional phase 3 clinical trial in 2003. It is likely that we will need to successfully complete both of these trials in order to obtain FDA approval to market MNTX. We are also planning to commence additional phase 1 and 2 clinical trials involving MNTX before the end of 2003. If the results of any of these trials are not satisfactory, or if we encounter clinical trial supply issues, our MNTX development program would be adversely affected, resulting in delays in the commencement of planned trials and our regulatory filing. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for and obtaining the regulatory approvals necessary to market MNTX. Since MNTX is our most clinically advanced product, a setback of this nature would have a material adverse effect on our business.

We also have two on-going pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK. ECOG’s decision was based on an early analysis of data which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha-interferon. We are continuing to follow-up with patients who were enrolled in that trial. However, we cannot predict how long this will take or what the results will show, and we do not expect to know the results much before the first half of 2004 or later. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

Additionally, if the results of our early stage studies with PRO 542, PRO 140 or our PSMA vaccine and antibody candidates are not satisfactory, we would

Back to Contents

need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

Our clinical trials could take longer to complete than we expect.

Although for planning purposes we forecast the commencement and completion of clinical trials and have included many of those forecasts in public disclosures, the actual timing of these events can vary dramatically. Delays can be caused by regulatory or patent issues, interim or final results of on-going clinical trials, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. Clinical trials involving our product candidates may not commence or be completed as forecasted.

Moreover, we have limited experience in conducting clinical trials, and we rely on others to conduct, supervise or monitor some or all aspects of some of our clinical trials. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

As a result of these and other factors, our clinical trials may not commence or be completed as we expect or may not be conducted successfully, in which event investors’ confidence in our ability to develop products may be impaired and our stock price may decline.

If testing does not yield successful results, our products will not be approved.

To achieve the results we need to obtain regulatory approval, we or our collaborators must demonstrate a product’s safety and efficacy in humans through extensive preclinical and clinical testing. Numerous events may arise during, or as a result of, the testing process, including the following:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	potential products may not have the desired effect or may have undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;

•	results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•	after reviewing test results, we or our collaborators may abandon projects which we might previously have believed to be promising; and

•	we, our collaborators or regulators may suspend or terminate clinical trials if we or they believe that the participating subjects or patients are being exposed to unacceptable health risks.

Clinical testing is very expensive and can take many years. Our failure to adequately demonstrate the safety and efficacy of a therapeutic product under development would delay or prevent regulatory approval of the product, which could adversely affect our operating results and credibility.

Even if we get our products approved, they might not be accepted in the marketplace.

The commercial success of our products will depend upon their acceptance by the medical community and third party payors as clinically useful, cost effective and safe. Even if our products obtain regulatory approval, they may not achieve market acceptance. If any of our products do not achieve market acceptance, we will likely lose our entire investment in that product.

Marketplace acceptance will depend in part on competition in our industry, which is intense.

The extent to which any of our products achieve market acceptance will depend on competitive factors. Competition in our industry is intense, and it is accentuated by the rapid pace of technological development. There are products currently in the market that will compete with the products that we are developing, including chemotherapy drugs and AIDS drugs. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than do we. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. If our product candidates receive marketing approval but cannot

Back to Contents

compete effectively in the marketplace, our operating results and financial position would suffer.

A competitor developing an opioid antagonist may reach the market ahead of us.

We are aware that Adolor Corporation, in partnership with GlaxoSmithKline, is developing an opioid antagonist, alvimopan, for post-operative ileus and chronic opioid bowel disfunction, which are currently in phase 3 clinical development, as well as for acute opioid-induced bowel dysfunction, which is currently in phase 2 trials. Alvimopan is further along in the clinical development process than MNTX. If alvimopan reaches the market before MNTX, it could acquire a significant competitive advantage relative to MNTX. In any event, the considerable marketing and sales capabilities of GlaxoSmithKline may impair our ability to penetrate the market.

If we lose our current or future collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and operating results may suffer.

Our business strategy includes entering into collaborations with corporate partners, primarily pharmaceutical and other biotechnology companies, for one or more of the research, development, manufacturing, marketing and other commercialization activities relating to our product candidates. If we lose our current or future collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and operating results may suffer.

The amount and timing of resources dedicated by our current or future collaborators to their collaborations with us is not within our control. If any collaborator breaches or terminates its agreements with us, or fails to conduct its collaborative activities in a timely manner, the commercialization of our product candidates could be slowed down or blocked completely. Our collaborative partners may change their strategic focus or pursue alternative technologies or develop alternative products, either on their own or in collaboration with others, as a means for developing treatments for the diseases targeted by these collaborative programs. Our revenues and earnings also will be affected by the effectiveness of our corporate partners in marketing any successfully developed products.

Our current or future collaborations may not be successful, and we may not receive any funding from them. Disputes may arise between us and our collaborators as to a variety of matters, including financial or other obligations under our contracts, the most promising scientific or regulatory route to pursue or our respective ownership of intellectual property rights. These disputes may be both expensive and time-consuming and may result in delays in the development and commercialization of product candidates.

We have experienced delays in reaching agreement with our PSMA joint venture partner, Cytogen, regarding strategic and operational matters relating to the joint venture. While we and Cytogen have established a process for reaching agreement on these matters, we might not succeed in a timely fashion, which could result in delays in advancing our PSMA programs. We describe the current state of our agreements with Cytogen regarding the joint venture in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we are unable to negotiate additional collaborative agreements, our cash burn rate could increase and our rate of product development could decrease.

We intend to continue to pursue new collaborative agreements in the future. For instance, we are currently in discussions with potential strategic collaborators for MNTX. However, we may not be successful in negotiating additional collaborative arrangements. If we do not enter into new collaborative arrangements, we will have to devote more of our resources to clinical product development and product-launch activities, and our cash burn rate would increase or we would need to take steps to reduce our rate of product development.

If we do not remedy our current failure to achieve milestones or satisfy certain conditions regarding some of our product candidates, we may not maintain our rights under our licenses relating to these product candidates.

We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including obtaining product approvals and introducing products, to maintain our rights under our licenses, including our licenses from UR Labs, Inc., Sloan-Kettering Institute for Cancer Research and Columbia University. We may not be able to maintain our rights under these licenses. Under our license agreements relating to GMK and our HIV product candidates we are required to have filed for marketing approval for a drug by 2000 (for GMK)

Back to Contents

and to commence commercialization of the drug by 2002 and to file for marketing approval by 2001 (for the HIV products). We have not achieved these milestones and are unlikely to achieve them soon. If we can establish that our failure to achieve these milestones was as a result of technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled under these license agreements to a deferral of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. If we do not comply with our obligations under our license agreements, the licensors may terminate them. Termination of any of our licenses could result in our losing rights to, and therefore our being unable to commercialize, any related product.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of June 30, 2003, we had an accumulated deficit of approximately $60.3 million. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand development and clinical trial efforts.

Our ability to achieve long-term profitability is dependent in part on obtaining regulatory approvals for products and entering into agreements for commercialization of our products. However, our operations may not be profitable even if any of our products under development are commercialized.

We are likely to need additional financing, but our access to capital funding is uncertain.

Our current and anticipated development projects require substantial capital. We are likely to need substantial additional funds to conduct product development activities. However, our access to capital funding is uncertain. We do not have committed external sources of funding for most of our drug discovery and development projects, and we may not be able to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to:

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

If we raise funds by issuing equity securities, our current stockholders will be diluted, and new investors could have rights superior to our existing stockholders.

We have limited manufacturing capabilities, which could adversely impact our ability to commercialize products.

We have limited manufacturing capabilities, which may result in increased costs of production or delay product development or commercialization. In order to commercialize our product candidates successfully, we or our collaborators must be able to manufacture products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of our product candidates can be complex, difficult to accomplish even in small quantities, difficult to scale-up when large-scale production is required and subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. Manufacturing PRO 542 in amounts sufficient to support large-scale clinical trials has proven to be particularly difficult. If supplies of any of our product candidates or related materials become contaminated or otherwise lost, our clinical trials could be seriously delayed, since these materials are time-consuming to manufacture and cannot be readily obtained from third-party sources. We have constructed two pilot-scale manufacturing facilities, one for the production of vaccines and one for the production of recombinant proteins, which we believe will be sufficient to meet our initial needs for clinical trials. However, these facilities may be insufficient for late-stage clinical trials and would be insufficient for commercial-scale manufacturing requirements. We may be required to expand further our manufacturing staff and facilities, obtain new facilities or contract with corporate collaborators or other third parties to assist with production.

Back to Contents

In the event that we decide to establish a commercial-scale manufacturing facility, we will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with applicable regulations, which are extensive. We may not be able to build a manufacturing facility that both meets regulatory requirements and is sufficient for our clinical trials or commercial-scale manufacturing.

We have entered into arrangements with third parties for the manufacture of some of our products. Our third-party sourcing strategy may not result in a cost-effective means for manufacturing products. In employing third-party manufacturers, we will not control many aspects of the manufacturing process, including their compliance with current Good Manufacturing Practices and other regulatory requirements. We may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs.

We are subject to extensive regulation, which can be costly, time consuming, and subject us to unanticipated fines and delays.

We and our products are subject to comprehensive regulation by the Food and Drug Administration, or FDA, in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of pharmaceutical products. If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

We do not yet have, and may never obtain, the regulatory approvals we need to successfully market our products.

None of our products has been approved by applicable regulatory authorities for commercialization. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. The FDA may not approve for marketing any of our products under development.

Even if we obtain regulatory approval to market a product:

•	we might not obtain labeling claims necessary to make the product commercially viable;

•	we may be required to undertake post-marketing trials to verify the product’s efficacy or safety;

•
identification of side effects after the product is on the market or the occurrence of manufacturing problems could result in subsequent withdrawal of approval, reformulation of the product, additional preclinical testing or clinical trials, changes in labeling of the product and the need for additional marketing applications; and

•	we will be subject to ongoing FDA obligations and continued regulatory review.

If we fail to receive regulatory approvals for our products, or we lose previously received approvals, our financial results would be adversely affected.

We are dependent on our patents and proprietary rights. The validity, enforceability and commercial value of these rights are highly uncertain.

Our success is dependent in part on obtaining, maintaining and enforcing patent and other proprietary rights. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed, or the degree of protection afforded, under patents in this area. Accordingly, the patent applications owned by or licensed to us may not result in patents being issued. Furthermore, issued patents may not give us an advantage over competitors with similar technology.

We own or have licenses to several issued patents. However, the issuance of a patent is not conclusive as to its validity or enforceability. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. Our patents may be successfully challenged. Moreover,

Back to Contents

we may incur substantial costs in litigation to uphold the validity of patents or to prevent infringement. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, third parties may avoid our patents through design innovation.

We also rely on unpatented technology, trade secrets and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to our technology or disclose our technology, and we may be unable to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection in the event of unauthorized use or disclosure of this confidential information.

If we infringe third-party patents, we could need to alter or terminate a product development program.

There may be patent rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products conflict with patent rights of others, they could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any patent that we infringe may not be available on acceptable terms or at all. For example, we have filed a number of U.S. and foreign patent applications, one of which is owned jointly with the Aaron Diamond AIDS Research Center, relating to the discovery of the HIV co-receptor CCR5. We are aware that other groups have claimed discoveries similar to those covered by our patent applications. We do not expect to know for several years the relative strength of our patent position as compared to these other groups. We are aware of other intellectual property rights held by third parties that relate to products or technologies we are developing. If asserted against us, these rights could adversely affect our ability to commercialize some of our products.

The research, development and commercialization of a biopharmaceutical often involve alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend on subsequent discoveries and test results. There are numerous third-party patents in our field, and we may need to obtain a license to a patent in order to pursue the preferred development route of one or more of our products. The need to obtain a license would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

We are dependent on third parties for a variety of functions; these arrangements may not provide us with the benefits we expect.

We rely in part on third parties to perform a variety of functions. We are party to several agreements which place substantial responsibility on third parties for portions of the development of our products. We also in-license technology from medical and academic institutions in order to minimize investments in early research, and we enter into collaborative arrangements with certain of these entities with respect to clinical trials of product candidates. We may not be able to maintain any of these relationships or establish new ones on beneficial terms. Furthermore, we may not be able to enter new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully.

We lack sales and marketing experience, which will make us dependent on third parties for their expertise in this area.

We have no experience in sales, marketing or distribution. If we receive required regulatory approvals, we expect to market and sell our products, including MNTX, principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with a third-party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. We currently do not have a marketing partner for MNTX. To the extent that we enter into distribution, co- marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources these third parties devote to

Back to Contents

our products. In addition, if we market products directly, significant additional expenditures and management resources would be required to develop an internal sales force. We may not be able to establish a successful sales force should we choose to do so.

If we lose key management and scientific personnel on whom we depend, our business could suffer.

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Maddon, our Chairman, Chief Executive Officer and Chief Science Officer, or Mr. Prentki, our President, could cause our management and operations to suffer. We have an employment agreement with Mr. Prentki, the initial term of which runs through March 2004, subject to automatic annual extensions unless either party provides six months prior notice of termination. Dr. Maddon’s employment agreement expired in December 2002, and we are currently negotiating a new employment agreement with him. Employment agreements do not, however, assure the continued employment of an employee. We maintain key man life insurance on Dr. Maddon in the amount of $2.5 million.

Competition for qualified employees among companies in the biopharmaceutical industry is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we may be required to expand substantially our personnel, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and marketing. We may not be successful in hiring or retaining qualified personnel.

If we are unable to obtain sufficient quantities of the raw and bulk materials needed to make our products, our product development and commercialization could be slowed or stopped.

We currently obtain supplies of critical raw materials used in production of MNTX and GMK from single sources. In particular, we rely on single-source third-party manufacturers for the supply of both bulk and finished form MNTX. We have supply arrangements in place with our single-source MNTX suppliers. In addition, commercialization of GMK requires an adjuvant, QS-21, available only from Antigenics, Inc. We have entered into a license and supply agreement with Antigenics pursuant to which they agreed to supply us with all of our QS-21 requirements for use in certain ganglioside-based cancer vaccines, including GMK. However, we do not have long-term contracts with any of these suppliers. Our existing arrangements may not result in the supply of sufficient quantities of MNTX or QS-21 needed to accomplish our clinical development programs, and we may not have the right or capability to manufacture sufficient quantities of these products to meet our needs if our suppliers are unable or unwilling to do so. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

A substantial portion of our funding comes from federal government grants. We cannot rely on these grants as a continuing source of funds.

A substantial portion of our revenues to date has been derived from federal grants and research contracts. In addition to previous years’ awards, in 2002 we were awarded, in the aggregate, approximately $5.6 million in National Institutes of Health grants and research contracts. We cannot rely on these grants as a continuing source of funds. The government’s obligation to make payments under these grants is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them. Consequently, the government may not award to us research grants in the future, and any amounts that we derive from grants may be less than those received to date.

If health care reform measures are enacted, our operating results and our ability to commercialize products could be adversely affected.

In recent years, there have been numerous proposals to change the health care system in the U.S. and in foreign jurisdictions. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In some foreign countries, particularly countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In addition, as a result of the trend towards managed health care in the U.S., as

Back to Contents

well as legislative proposals to reduce government insurance programs, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly approved health care products.

If we or any of our collaborators succeeds in bringing one or more of our products to market, third-party payors may establish and maintain price levels insufficient for us to realize an appropriate return on our investment in product development. Significant changes in the health care system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our operating results and our ability to raise capital and commercialize products.

We are exposed to product liability claims, and in the future we may not be able to obtain insurance against these claims at a reasonable cost or at all.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability exposure. If a product liability claim is successfully brought against us, our financial position may be adversely affected.

Product liability insurance for the biopharmaceutical industry is generally expensive, when available at all. We have obtained product liability insurance coverage, however, our present insurance coverage may not be adequate to cover claims brought against us. In addition, some of our license and other agreements require us to obtain product liability insurance. Adequate insurance coverage may not be available to us at a reasonable cost in the future.

We handle hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business. If we are involved in a hazardous waste spill or other accident, we could be liable for damages, penalties or other forms of censure.

Our research and development work and manufacturing processes involve the use of hazardous, controlled and radioactive materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Despite precautionary procedures that we implement for handling and disposing of these materials, we cannot eliminate the risk of accidental contamination or injury. In the event of a hazardous waste spill or other accident, we could be liable for damages, penalties or other forms of censure. In addition, we may be required to incur significant costs to comply with environmental laws and regulations in the future or we may be materially and adversely affected by current or future environmental laws or regulations.

Our stock price has a history of volatility. You should consider an investment in our stock as risky and invest only if you can withstand a significant loss.

Our stock price has a history of significant volatility. Between January 1, 2001 and June 30, 2003, our stock price has ranged from $30.00 to $3.82 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

•	the results of preclinical studies and clinical trials involving our products or those of our competitors;

•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

•	developments in our relationships with collaborative partners;

•	developments in patent or other proprietary rights;

•	governmental regulation;

•	changes in reimbursement policies;

•	health care legislation;

•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

Back to Contents

•	fluctuations in our operating results; and

•	general market conditions.

In addition, the market prices of equity securities generally have experienced significant volatility in the recent past, with the stock of small capitalization companies, like us, experiencing the greatest volatility. These price swings, as to our stock, as to our industry and as to the stock market generally, may continue. Moreover, an adverse development in our business could precipitate a severe decline in our stock price. Because our business plan is risky, there is a very real possibility that we will not succeed in achieving our goals.

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

Several of our stockholders, including Dr. Maddon and stockholders affiliated with Tudor Investment Corporation, beneficially own or control a substantial portion of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

Anti-takeover provisions may discourage hostile bids for control of our company that may be beneficial to our stockholders.

Our Board of Directors is authorized, without further stockholder action, to issue from time to time shares of preferred stock in one or more designated series or classes. The issuance of preferred stock, as well as provisions in certain of our stock options which provide for acceleration of exercisability upon a change of control, and Section 203 and other provisions of the Delaware General Corporation Law, could make the takeover of us or the removal of our Board of Directors or management more difficult, discourage hostile bids for control of us in which stockholders may receive a premium for their shares of common stock or otherwise dilute the rights of holders of common stock and depress the market price of our common stock.

If there are substantial sales of common stock, the market price of our common stock could decline.

Sales of substantial numbers of shares of common stock could cause a decline in the market price of our stock. Some of our stockholders are entitled to require us to register their shares of common stock for offer or sale to the public. We have filed Form S-8 registration statements registering shares issuable pursuant to our equity compensation plans. Any sales by existing stockholders or holders of options may have an adverse effect on our ability to raise capital and may adversely affect the market price of our common stock.

Back to Contents

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $26.6 million at June 30, 2003. Approximately $13.1 million of these investments had fixed interest rates, and $13.5 had interest rates that were variable.

      Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2003 market interest rates would result in a decrease of approximately $.064 million in the market values of these investments.

Item 4.  Controls and Procedures

      The Company maintains “disclosure controls and procedures,” as such term is defined under Exchange Act Rules13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Finance and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also established a disclosure committee that consists of certain members of the Company’s senior management.

      The disclosure committee, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Finance and Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Principal Finance and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Principal Finance and Accounting Officer by others within the Company during the period in which this report was being prepared.

      There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      The Company’s Annual Meeting of Stockholders was held on June 9, 2003. The matters voted upon at the meeting were (i) the election of eight directors of the Company, (ii) an amendment to the Company’s Employee Stock Purchase Plans, and (iii) the ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2003. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

Nominee:	Votes For:	Votes Against:	Abstentions:	Broker Non Votes:
Paul J. Maddon, M.D., Ph.D.	11,238,846	408,956	0	0
Ronald J. Prentki	11,256,446	391,356	0	0
Charles A. Baker	11,468,623	179,179	0	0
Kurt W. Briner	11,563,096	84,706	0	0
Mark F. Dalton	11,527,723	120,079	0	0
Stephen P. Goff, Ph.D.	11,622,196	25,606	0	0
Paul F. Jacobson	11,451,023	196,779	0	0
David A. Scheinberg, M.D., Ph.D.	11,622,196	25,606	0	0

      As to the approval of an amendment to the Company’s Employee Stock Purchase Plans, the matter was approved with 11,142,064 votes in favor, 488,942 votes against, 16,795 abstentions and 1 broker non-votes.

      As to the ratification of the Board of Director’s selection of PricewaterhouseCoopers, LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2003, the matter was approved with 11,579,061 votes in favor, 64,056 votes against, 4,685 abstentions and no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Robert A. McKinney, Vice President, Finance and Operations (Principal Finance and Accounting Officer) of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Form 8-K was furnished on April 30, 2003, under Item 9, incorporating by reference the registrant’s press release, dated April 30, 2003, announcing data from a Phase 2 trial of MNTX.

Back to Contents

A Form 8-K was furnished on May 13, 2003, under Item 9, incorporating by reference the registrant’s press release, dated May 13, 2003, announcing the initiation of Phase 2 trials of MNTX for post-operative ileus, as well as certain clinical data relating to the MNTX Phase 1 trial.

A Form 8-K was furnished on May 15, 2003, incorporating by reference the registrant’s press releases, dated May 15, 2003 and March 31, 2003, setting forth its first quarter 2003 earnings and its fourth quarter 2002 earnings, respectively. The information contained in the 8-K was intended to be included under "Item 12. Results of Operations and Financial Condition" and was included under Item 9 in accordance with SEC Release No. 33-8216.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

Date: July 31, 2003	By: /s/ Robert A. McKinney
Robert A. McKinney Vice President, Finance and Operations (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)