Form 10-K/A
period 2002-12-31
PROGENICS PHARMACEUTICALS INC
filed 2003-10-22
CIK 835887

Click Here for Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III — Portions of the Registrant’s definitive Proxy Statement with respect to the Registrant’s Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant’s fiscal year.

(1)
Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an “affiliate” of the Registrant for purposes of the Federal securities laws.

Back to Contents

Explanatory Note

This Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) is being filed to reflect certain revisions and clarifications in Items 1, 7, 8 and 15 of our Form 10-K for the fiscal year ended December 31, 2002, filed on March 31, 2003 (the “Original 10-K”). The Amended 10-K speaks as of the filing date of the Original 10-K, except for the certifications which speak as of their respective dates and the filing date of the Amended 10-K. Except as specifically indicated, the Amended 10-K has not been updated to reflect events occurring subsequently to the filing of the Original 10-K.

Back to Contents

PART I

This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, the uncertainties associated with product development, the risk that clinical trials will not commence or be completed when planned, the risks and uncertainties associated with dependence upon the actions of our corporate, academic and other collaborators, and of government regulatory agencies, the risk that products that appeared promising in early clinical trials do not demonstrate efficacy in larger-scale clinical trials and the other risks described in this report, including those described under the caption “Item 1. Business—Risk Factors.”

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

Back to Contents

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

The following table summarizes the current status of our principal development programs and product candidates:

Program/Product	Indication/Use	Status(1)

Symptom Management and Supportive Care

Methylnaltrexone	Reversing opioid side effects in patients with advanced medical illness	Phase 3; second phase 3 study expected to begin in 2003

	Treating post-operative bowel dysfunction	Phase 2 expected to begin in the first half of 2003

	Reversing opioid side effects in patients with chronic pain	Phase 1 expected to begin in the second half of 2003

HIV Therapeutics

PRO 542	HIV therapy	Phase 2 multi-dose
PRO 140	HIV therapy	Preclinical; phase 1 expected to begin in 2004

CD4 attachment inhibitors and gp41 fusion inhibition	HIV therapy	Research
ProVax	HIV vaccine	Research

Cancer Immunotherapeutics

GMK	Vaccine for melanoma	Phase 3 (Stages IIb and III disease)
Phase 3 (Stage II disease)

PSMA(2):
Vaccines	Immunotherapy for prostate cancer	rsPSMA vaccine in phase 1
	Immunotherapy for prostate cancer	Viral vector vaccine phase 1 expected to begin in 2004

Monoclonal antibody	Immunotherapy for prostate cancer	Phase 1 expected to begin in 2004

(1)	"Research” means initial research related to specific molecular targets, synthesis of new chemical entities, assay development or screening for the identification of lead compounds.

Back to Contents

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

Back to Contents

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

Back to Contents

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

We have a letter agreement with ADARC pursuant to which we have the exclusive right to pursue the commercial development, directly or with a partner, of products related to HIV based on patents jointly owned by ADARC and us. In addition, we previously had an arrangement with ADARC, not subject to a written agreement, pursuant to which ADARC provided services to us, including assistance with tests and studies of some of our leading HIV product candidates.

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

Back to Contents

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

Target Market

UNAIDS estimated that, as of the end of 2002, 42 million people worldwide were living with HIV. In high-income countries, 1.6 million people are infected and approximately 75,500 people were newly infected with HIV during 2002. Furthermore, reports from the National AIDS Programs stated that, as of June 2002, approximately 1.2 million people in North and South America were living with HIV. Since the late 1990s, many HIV patients have benefited from combination therapy of protease and reverse transcriptase inhibitors. Increasingly, after years of HAART (highly active anti-retroviral therapy), patients begin to develop resistance to these drugs. Our viral-entry inhibitors represent a potential new class of drugs for such patients.

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

Back to Contents

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

Back to Contents

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

During the course of 2002, we devoted concentrated efforts both internally and with third-party collaborators to enhance our ability to supply adequate quantities of PRO 542 for our clinical program through the creation a high-producing genetically engineered PRO 542 cell line and to expanding our internal manufacturing capabilities. In March 2003, we entered into an agreement with Gala Design, Inc. to create a high-producing genetically engineered cell line that expresses PRO 542. Additionally, we are preparing to install a 1,000-liter bioreactor that will utilize the new cell line to increase productivity. This facility, which we expect will be operational during 2004, is designed to provide us with an additional source of PRO 542 in support of our clinical program. The investment in cell-line development provides us with a viable strategic alternative to our reliance on transgenic goats as a source of PRO 542.

We are presently conducting a multi-dose open-label phase 2 clinical study of PRO 542 in the advanced disease setting in patients who are no longer responding to currently available anti-retroviral medications. Patients are receiving three intravenous doses of PRO 542 per week for three weeks. The goal of the study is to determine if repeat dosing can induce sustained viral load reductions beyond the 60% to 80% range seen in the single-dose phase 2 study. Sustained reduction in viral load is a primary goal of HIV therapy. Results from this study are expected in early 2004.

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

Back to Contents

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

Later in 2001, we also reported that we had elucidated the molecular basis for the synergistic antiviral activity observed for HIV entry inhibitors PRO 542, PRO 140 and the fusion inhibitor Fuzeon™. The multi-step nature of HIV entry into cells — attachment, co-receptor binding and fusion — may leave the virus susceptible to inhibition by combinations of drugs that act at different stages of the process. In laboratory studies, the drug combinations provided a synergistic activity whereby actions of the first drug (PRO 542 or PRO 140) temporarily immobilizes the virus and “holds” it in a way that makes it more susceptible to the second drug (PRO 140 or Fuzeon). Preclinical studies also demonstrated that HIV failed to develop resistance to PRO 140 despite 40 weeks of continued exposure to the drug. This period is considerably longer than that required for HIV to develop resistance to other classes of antiviral agents in similar laboratory studies.

Additionally, in December 2001, we further reported that multiple doses of PRO 140 reduced and then maintained viral loads at undetectable levels for the duration of therapy in an animal model of HIV infection. Sustaining undetectably low levels of virus in the blood is a primary goal of HIV therapy.

In February 2002, we announced that we had selected a humanized form of the PRO 140 antibody for clinical testing. Unlike its mouse-based predecessor, humanized PRO 140 is designed to be suitable for repeat dosing in humans. Humanization of the PRO 140 monoclonal antibody was accomplished under our collaborative agreement with Protein Design Labs, Inc. entered in April 1999. We expect to file an Investigational New Drug Application with the FDA for humanized PRO 140 in early 2004. We plan to use ViroLogic’s PhenoSense HIV Entry assay to select for patients harboring the most sensitive viruses to PRO 140 inhibition.

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

Back to Contents

ProVax: HIV Vaccine

We are conducting research with respect to our ProVax vaccine, a vaccine candidate which we believe may be useful as a prophylactic for uninfected individuals and/or as a therapeutic treatment for HIV-positive individuals. We are currently performing government- funded research and development of the ProVax vaccine in collaboration with the Weill/Cornell Medical College.

Prophylactic HIV vaccines, which are under development by companies and academic laboratories worldwide, are designed to work by eliciting antibodies that target viral surface proteins and neutralize the virus. The surface of HIV is studded with envelope spikes that consist of three copies each of the gp120 and gp41 glycoproteins in a trimeric configuration. These envelope trimers mediate entry of the virus into immune system cells. Blocking this viral-entry process thus impedes infection. However, the instability of the natural form of the trimer complex in the laboratory has been a major obstacle to the creation of a vaccine, as the dissociated components, monomeric gp120 and gp41, do not reliably elicit antibodies that neutralize circulating strains of HIV.

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

GMK: Therapeutic Vaccine for Malignant Melanoma

GMK is a proprietary therapeutic vaccine for melanoma that is currently in two pivotal phase 3 clinical trials. GMK, which is the first cancer vaccine based on a defined cancer antigen to enter phase 3 clinical trials, is designed to prevent recurrence of melanoma in patients who are at risk of relapse after surgery. GMK is composed of the ganglioside GM2 conjugated to the carrier protein keyhole limpet hemocyanin, or KLH, and combined with the adjuvant QS-21. QS-21 is a compound in the Stimulon™ family of adjuvants developed and owned by Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, Inc. GMK is designed to stimulate the immune system to produce specific antibodies to the ganglioside antigens. These antibodies have been shown in vitro to recognize and destroy cancer cells. Based on the in vitro results and the clinical trial results described below, we believe that vaccination of cancer patients with ganglioside conjugate vaccines may delay or prevent recurrence of cancer and prolong overall survival.

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

Back to Contents

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

As a result of the actions of ECOG, the trial did not complete patient dosing as contemplated by the initial trial protocol. Despite ECOG’s action, we extended our clinical trial to allow those patients who so elected, with the advice of their treating physicians, to complete the full dosing protocol. We continue to monitor all patients in the trial until its scheduled completion as contemplated by the initial trial protocol. This action has been taken with the knowledge of the FDA and the various institutional review boards at the clinical sites affected. We refer to “extending” the trial in this manner as an “extension study.” ECOG is assisting us in continued patient follow-up and data compilation. We are planning to meet with the FDA in 2004 to finalize the method of analysis for this study. Given recent FDA actions on similar product candidates, we are considering amending our statistical plan for this study to compare median 5.5 year survival between the two treatment groups. We anticipate reaching median 5.5 year survival in late 2003 and would plan to perform the final analysis in 2004.

While all patients received at least a portion of the planned dosing, only about one-half of the patients received the full number of doses of GMK. We believe that the likely potential outcomes of the ECOG trial

Back to Contents

as supplemented by the extension study are as follows: if the data are good, the data could support a filing with the FDA for marketing approval; if the data are not good or inconclusive, they would not support a marketing approval and further studies would be required.

In May 2001, we initiated a large international phase 3 clinical trial of the GMK vaccine to prevent the relapse of malignant melanoma, the deadliest form of skin cancer. The study is being conducted with the EORTC (European Organization for Research and Treatment of Cancer), Europe’s leading cancer cooperative group. The EORTC phase 3 trial expects to enroll 1,300 patients who are at intermediate risk for recurrence of the disease. The study is recruiting patients from Europe, as well as Australia. EORTC will randomize patients after surgery to receive either GMK or the current standard of care, which is no treatment but close monitoring. Patients on the vaccine arm of the study will receive 14 doses of GMK over three years, with an estimated two years of additional follow-up. The primary endpoint of this trial is to compare the recurrence of melanoma in patients receiving GMK versus in patients receiving observation with no treatment. The study will also compare overall survival of patients in both groups. Patient accrual for this study has proceeded more slowly than anticipated due to regulatory delays, however, at present we expect to enroll all 1,300 patients by mid-2005.

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

Back to Contents

PSMA, a finding that may have fundamental implications for development of prostate cancer immunotherapies.

In December 2002, the Joint Venture announced the initiation of a phase 1 clinical trial with its novel therapeutic recombinant soluble PSMA (rsPSMA) vaccine, which is designed to stimulate a patient’s immune response system to recognize and destroy prostate cancer cells. The vaccine combines the PSMA cancer antigen with an immune stimulant to induce an immune response against prostate cancer cells as foreign and to eliminate them. The genetically engineered PSMA vaccine generated potent immune responses in preclinical animal testing. This clinical trial is the first of a series designed to elicit potent and durable immune responses to PSMA. The clinical trial is designed to evaluate the safety and immune-stimulating properties of the vaccine in patients with either newly diagnosed or recurrent prostate cancer.

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

We are also pursuing, in parallel, a vaccine program that utilizes novel and proprietary viral vectors designed to deliver the PSMA gene to the immune system in order to generate potent and specific immune responses to the prostate cancer cells. PSMA-based immunotherapy is designed to destroy cancer cells while sparing healthy tissue. In September 2001, the Joint Venture entered into a worldwide exclusive licensing agreement with AlphaVax Human Vaccines, Inc., to use the AlphaVax Replicon Vector (“ArV”) system to create a therapeutic prostate cancer vaccine incorporating the PSMA antigen. Preclinical studies of this viral-vector prostate cancer vaccine generated a potent dual-immune response against PSMA, yielding both antibodies and killer T cells, the two principal mechanisms used by the immune system to eliminate abnormal cells. We are completing our preclinical development activities on the PSMA ArV vaccine in anticipation of phase 1 clinical studies in 2004.

The Joint Venture has also developed a new generation of novel murine monoclonal antibodies which identify and bind to the three-dimensional structure of PSMA as presented on cancer cells. These antibodies represent potentially excellent candidates for therapy development since they possess a higher affinity and specificity for PSMA than antibodies that do not recognize the physical structure of the target antigen. The Joint Venture entered a collaboration with Abgenix, Inc. in March 2001 to use the company’s XenoMouse technology for generating fully human antibodies to PSMA and subsequently announced the successful creation of these human antibodies to PSMA. Subsequently in May 2002, we announced that we had selected a monoclonal antibody that targets PSMA as a clinical candidate for development as a novel therapy for prostate cancer. The high-affinity antibody was produced under our collaboration with Abgenix. Clinical trials in prostate cancer patients of a human monoclonal antibody to PSMA are expected to begin in 2004.

In November 2002, we reported that fully human monoclonal antibodies substantially reduced tumor growth in an animal model of human prostate cancer. These antibodies demonstrated the ability to selectively deliver a lethal payload to cells that expressed PSMA on their surface. We are in the process of selecting the optimal toxin and radioactive payloads in parallel with producing clinical-grade antibodies. We expect to begin phase 1 clinical studies with this antibody in 2005.

Back to Contents

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

Subsequently, in March 2002, Roche exercised its right to discontinue funding of the research being conducted under this agreement. Discussions conducted with Roche during the course of 2002 resulted in a successive agreement by which we gained the exclusive rights to continue the research and development of the small-molecule CCR5 inhibitors identified during our collaborative effort and to their commercialization, subject to certain reservations of rights in favor of Roche. Under the terms of the new agreement, Roche retains an option to resume joint development and commercialization of these compounds at defined intervals in their development. We are currently optimizing compounds in order to select a clinical development candidate. If Roche does not exercise the option described above and we achieve specified milestones, we will be obligated to pay Roche approximately $9.1 million. In addition, we are required to pay Roche royalties on the sale of any licensed products. As of December 31, 2002, we have paid $0 to Roche under this agreement.

Cytogen Corporation

In June 1999, we and Cytogen Corporation formed a joint venture in the form of a limited liability company for the purposes of conducting research, development, manufacturing and marketing of products related to PSMA. All patents and know how owned by us or Cytogen and used or useful in the development of PSMA-based antibody or vaccine immunotherapeutics have been licensed to the joint venture. The principal intellectual property licensed initially are several patents and patent applications owned by Sloan-Kettering that relate to PSMA. We and Cytogen must also offer to license to the joint venture patents, patent applications and technical information used or useful in the joint venture’s field to which we or Cytogen acquire licensable rights. By the terms of the joint venture, Cytogen is principally responsible for product marketing and we have co-promotion rights. To date, we have been principally responsible for preclinical and clinical development.

Each member of the joint venture currently owns 50% of the joint venture. Each member made an initial capital contribution of $100,000. In general, each member has equal representation on the joint venture’s management committee, equal voting rights and equal rights to profits and losses of the joint venture. Pursuant to the joint venture agreement, a member’s voting and ownership interest will be diluted if it fails to make required capital contributions. Under specified circumstances, a change in control of one of the members will result in that member’s loss of voting, management and marketing rights.

In general, the amount of funds that we and Cytogen must pay to the joint venture to fund the operations of the joint venture is based on a budget that is required to be approved by both parties and updated periodically. We are required to fund that portion of the budget equal to our percentage interest in the joint

Back to Contents

venture. We were required to fund the initial cost of research up to $3.0 million. As of December 31, 2001, we had surpassed the $3.0 million in funding for research costs, and funding obligations were thereafter shared equally by Cytogen and us.

Under the joint venture agreement, we were required to pay to the joint venture $2.0 million in supplemental capital contributions, which was used by the joint venture to pay a $2.0 million non-refundable licensing fee to Cytogen.

We provide research and development services to the joint venture and are compensated for our services based on agreed upon terms which approximate our cost. All inventions made by us in connection with our research and development services to the joint venture are required to be assigned to the joint venture for its use and benefit.

The joint venture agreements generally terminate upon the last to expire of the patents licensed by the members to the joint venture or upon a breach by either member, that is not cured within 60 days of written notice. Of the patents and patent applications that are the subject of the joint venture, the issued patents expire on dates ranging from 2014 and 2016. Patent term extensions and pending patent applications may extend the period of patent protection and thus the term of the joint venture agreements, when and if such patent applications are allowed and issued.

Genzyme Transgenics Corporation

We have entered into a collaboration with Genzyme Transgenics to develop a transgenic source of the PRO 542 molecule. Under this agreement, Genzyme Transgenics has engaged in a program designed to result in the establishment of a line of transgenic goats capable of expressing the molecule in lactation milk. We are obligated to pay Genzyme Transgenics certain fees to conduct the program as well as additional fees upon the achievement of specified milestones. As of December 31, 2002, we have paid to Genzyme $1.0 million under this agreement. If Genzyme achieves certain milestones specified under the agreement, we will be obligated to pay Genzyme an additional approximately $2.625 million during the term of the agreement. If the program is successful, we may elect to enter into a further agreement for production by Genzyme Transgenics of commercial-scale quantities of the molecule, the principle terms of which have been agreed upon. However, the development of transgenic animals that express adequate concentrations of PRO 542 in their milk in sufficient volumes to make it commercially viable has continued to take longer than expected. We are conducting an ongoing examination of the merits of this project and the results achieved to date and expect to make a determination of its future viability in 2003. See also “HIV Therapeutics — PRO 542: HIV Therapy.”

Formatech, Inc.

In June 2001, we entered into a collaborative agreement with Formatech, Inc. to develop improved product formulations for PRO 542. We are obligated to pay Formatech certain fees for the conduct of its activities under the program, which is subject to expansion based on the results of the first phase of the work. The Formatech agreement may be terminated by us upon 30 days prior written notice. As of December 31, 2003, we paid Formatech $223,000 under this agreement.

Pharmacopeia, Inc.

In March 2000, we entered into a research and license agreement with Pharmacopeia, Inc. to discover small molecule HIV therapeutics that block the attachment of the virus to its primary cellular receptor, CD4. This agreement expanded a collaboration with Pharmacopeia commenced in September 1997. Under the terms of the agreement, we have provided proprietary CD4 attachment assays and expertise related to the interaction between HIV and CD4 and Pharmacopeia is engaging in a screening program of its internal compound library. In August 2000, we expanded our collaboration with Pharmacopeia further to add two additional programs, including one program directed to the HIV envelope glycoprotein gp41. Pharmacopeia has utilized these technologies to screen its libraries of several million novel, drug-like compounds, and screening of other libraries is underway for other undisclosed targets. We will be granted a license to active compounds identified in the program. We are obligated to pay Pharmacopeia fees for its screening programs as well as additional amounts upon the achievement of specified milestones, annual maintenance fees until

Back to Contents

commencement of a clinical trial of a licensed product and royalties on any sales of therapeutics marketed as a result of the collaboration. As of December 31, 2002, we have paid to Pharmacopeia $500,000 under this agreement. If certain milestones specified under the agreement are achieved, we will be obligated to pay Pharmacopeia an additional approximately $4.25 million.

ViroLogic, Inc.

In May 2002 we entered into a fee-for-service agreement with ViroLogic, Inc. under which ViroLogic has agreed to perform clinical laboratory tests using ViroLogic’s HIV resistance-testing technology on samples we provide. Services under the contract are performed upon our submission of a work order setting forth an agreed-upon scope of clinical laboratory tests and services to be performed by ViroLogic, as well as a fee schedule. We are not obligated to submit any work orders and can terminate any work order with or without cause upon 30 days written notice, with the obligation to pay for work performed under the work order. As of December 31, 2002, we have paid to ViroLogic $35,000 under this agreement.

Licenses

We are a party to license agreements under which we have obtained rights to use certain technologies in our cancer and HIV programs, as well as certain other human therapeutics. Set forth below is a summary of each of these licenses.

Sloan-Kettering.     We are party to a license agreement with Sloan-Kettering under which we obtained the worldwide, exclusive rights to certain technology relating to ganglioside conjugate vaccines, including GMK and MGV, and their use to treat or prevent cancer. In general, the Sloan-Kettering license agreement terminates upon the later to occur of the expiration of the last to expire of the licensed patents or 15 years from the date of the first commercial sale of a licensed product pursuant to the agreement, unless sooner terminated. Patents that are presently issued expire in 2014; however, pending patent applications that we have also licensed and patent term extensions may extend the license period, when and if the patent applications are allowed and issued or patent term extensions are granted. In addition to the patents and patent applications, we have also licensed from Sloan-Kettering the exclusive rights to use relevant technical information and know-how. A number of Sloan-Kettering physician-scientists also serve as consultants to Progenics.

Our license agreement requires us to achieve development milestones. The agreement states that we are required to have filed for marketing approval of a drug by 2000 and to commence manufacturing and distribution of the drug by 2002. We have not achieved these milestones due to delays that we believe could not have been reasonably avoided. The agreement provides that Sloan-Kettering shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and we believe that the delays referred to above satisfy the criteria for a revision of the milestone dates. Sloan-Kettering has not consented to a revision of the milestone dates; however, we are in discussions with them in this regard.

As of December 31, 2002 we have paid to Sloan-Kettering $1.0 million under this agreement. In addition, we are obligated to pay royalties based on the sales of products under the license. We have a $200,000 minimum royalty payment obligation in any given calendar year, which is fully creditable against currently earned royalties payable by us to Sloan-Kettering in such year based on sales of licensed products.

We are also a party to a license agreement with Sloan-Kettering under which we obtained an exclusive, worldwide license to certain patent rights relating to DHA. The license continues for 20 years or to the end of the term for which the patent rights are granted. The presently issued patents expire in 2019; however, patent applications filed in the United States and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. As of December 31, 2002, we have paid to Sloan-Kettering $100,000. If we achieve certain milestones under the agreement, we will be obligated to pay Sloan-Kettering an additional $3.25 million. We are also required to pay royalties based on the sale of products we develop under the license.

Back to Contents

Columbia University.     We are party to a license agreement with Columbia University under which we obtained exclusive, worldwide rights to certain technology and materials relating to CD4. In general, the license agreement terminates (unless sooner terminated) upon the expiration of the last to expire of the licensed patents, which is presently 2020; however, patent applications that we have also licensed and patent term extensions may extend the period of our license rights, when and if the patent applications are allowed and issued or patent term extensions are granted.

Our license agreement requires us to achieve development milestones. Among others, the agreement states that we are required to have filed for marketing approval of a drug by 2001. We have not achieved this milestone due to delays that we believe could not have been reasonably avoided. The agreement provides that Columbia shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and we believe that the delays referred to above satisfy the criteria for a revision of the milestone dates. Columbia has not consented to a revision of the milestone dates; however, we are in discussions with them in this regard.

As of December 31, 2002, we have paid to Columbia $800,000 under this agreement. In addition, we are obligated to pay Columbia $225,000 upon the earlier to occur of June 1, 2004 or our achievement of our final milestone under the agreement. We are also required to pay annual maintenance fees of $50,000 and royalties based on the sale of products we develop under the license.

Aquila Biopharmaceuticals.     We have entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, Inc., pursuant to which Aquila agreed to supply us with all of our requirements for the QS-21 adjuvant for use in certain ganglioside-based cancer vaccines, including GMK and MGV. QS-21 is the lead compound in the Stimulon family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the United States the licensed patent will expire in 2008.

Our license agreement requires us to achieve development milestones. The agreement states that we are required to have filed for marketing approval of a drug by 2001 and to commence the manufacture and distribution of a drug by 2003. We have not achieved these milestones due to delays that we believe could not have been reasonably avoided. The agreement provides that Aquila shall not unreasonably withhold consent to a reasonable revision of the milestone dates under specified circumstances, and we believe that the delays referred to above satisfy the criteria for a revision of the milestone dates. Aquila has not consented to a revision of the milestone dates.

As of December 31, 2002, we have paid to Aquila $758,000 under this agreement. We have no future cash payment obligations relating to milestones under the agreement, although we are required to pay Aquila royalties on the sale of products we develop under the license.

Protein Design Labs.     We have entered into a development and license agreement with PDL for the humanization by PDL of PRO 140. Pursuant to the agreement, PDL granted us certain exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how relating to the humanized PRO 140. In general, the license agreement terminates on the later of ten years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter the license is fully paid. The last of the presently issued patents expires in 2014; however, patent applications filed in the United States and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. As of December 31, 2002, we have paid to PDL approximately $1.72 million under this agreement. If all milestones specified under the agreement are achieved, we will be obligated to pay PDL an additional approximately $4.5 million. We are also required to pay annual maintenance fees of $150,000 and royalties based on the sale of products we develop under the license.

UR Labs.     We have entered into an agreement with UR Labs, Inc. (the “UR Labs Agreement”) to obtain worldwide exclusive rights to intellectual property rights related to methylnaltrexone. UR Labs has exclusively licensed MNTX from the University of Chicago, where it was discovered. In consideration for the license, we paid a nonrefundable, noncreditable license fee and are obligated to pay additional payments upon

Back to Contents

the occurrence of certain defined milestones associated with the MNTX product development and commercialization program. As of December 31, 2002, we have paid to UR Labs $400,000 under this agreement. If we satisfy all future development milestones specified in the agreement, we will be obligated to pay UR Labs an additional $1.2 million. Furthermore, we are required to pay royalties based upon net sales of any licensed products (but at a rate of not less than $100,000 per year after product approval in the United States). The UR Labs Agreement may be terminated under specified circumstances that include our failure to achieve specified development milestones; however, the consent of UR Labs to appropriate revisions to the development milestones shall not be unreasonably withheld under specified circumstances. If not terminated early, the agreement continues so long as we are obligated to pay royalties on the sale of a licensed product (including MNTX). If there is a valid patent relating to a licensed product in a particular country on the date of the first commercial sale in that country, we are obligated to pay royalties until the later of the expiration of the last to expire licensed patent or five years from the date of that sale. If a valid licensed patent does not exist in a particular country on the date of the first commercial sale of a licensed product in that country, we are obligated to pay royalties until seven years from the date of that sale. The last of the presently issued patents expire in 2017; however, patent applications filed in the United States and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

Abgenix, Inc.     In February 2001, our joint venture with Cytogen entered into a worldwide exclusive licensing agreement with Abgenix, Inc. to use Abgenix’ XenoMouse™ technology for generating fully human antibodies to the joint venture’s proprietary PSMA antigen. In consideration for the license, the joint venture paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. As of December 31, 2002, the joint venture had paid to Abgenix $200,000 under this agreement. If the joint venture achieves certain milestones specified under the agreement, it will be obligated to pay Abgenix an additional approximately $6.9 million. Furthermore, the joint venture is required to pay royalties based upon net sales of any antibody products. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. The joint venture has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

AlphaVax Human Vaccines, Inc.     In September 2001, the joint venture entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines, Inc., to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating the joint venture’s proprietary PSMA antigen. In consideration for the license, the joint venture paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’ system. As of December 31, 2002, the joint venture has paid to AlphaVax $400,000 under this agreement. If the joint venture achieves certain milestones specified under the agreement, it will be obligated to pay AlphaVax an additional approximately $5.4 million. Furthermore, the joint venture is required to pay royalties based upon net sales of any products developed using AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include the joint venture’s failure to achieve certain milestones; however the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. The joint venture has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’ system or seven years from the first commercial sale of the products developed using AlphaVax’ system. The last of the presently issued patents expire in 2015; however, patent applications filed in the United States and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

Rights and Obligations.     We have the right generally to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. In addition, our license agreement with UR

Back to Contents

Labs regarding MNTX gives us the right to prosecute and maintain the licensed patents. We bear the cost of engaging in all of these activities with respect to our license agreements with Sloan- Kettering for GMK, Columbia for our HIV product candidates subject to the Columbia license and UR Labs for MNTX. With most of our other license agreements, the licensor bears the cost of engaging in all of the activities, although we may share in those costs under specified circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

The licenses to which we are party impose various milestone, commercialization, sublicensing, royalty and other payment, insurance, indemnification and other obligations on us and are subject to certain reservations of rights. Failure to comply with these requirements could result in the termination of the applicable agreement, which would likely cause us to terminate the related development program and cause a complete loss of our investment in that program.

Patents and Proprietary Technology

Our policy is to protect our proprietary technology, and we consider the protection of our rights to be important to our business. In addition to seeking U.S. patent protection for many of our inventions, we generally file patent applications in Canada, Japan, Western European countries and additional foreign countries on a selective basis in order to protect the inventions that we consider to be important to the development of our foreign business. Generally, patents issued in the United States are effective for:

•	the longer of 17 years from the date of issue or 20 years from the earliest effective filing date of the corresponding patent application, if the patent application was filed prior to June 8, 1995; and

•	20 years from the earliest filing date for patent applications filed on or after June 8, 1995.

In addition, in certain instances, the patent term can be extended to recapture a portion of the term lost during the FDA regulatory review period. The duration of foreign patents varies in accordance with the provisions of applicable local law.

We also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas. We require our employees, consultants and corporate partners who have access to our proprietary information to sign confidentiality agreements.

Currently our patent portfolio relating to our proprietary technologies in the HIV, cancer and symptom management areas is comprised, on a worldwide basis, of 90 patents that are issued or allowed and 128 pending patent applications, which we either own directly or of which we are the exclusive licensee. The issued patents that we own expire on dates ranging from 2012 through 2021. However, we have filed a number of United States and foreign patent applications related to MNTX, our HIV attachment assay technology, our technology directed to PRO 542 and PRO 140, our ProVax technology and clinical uses of these technologies. We have also filed a number of United States and foreign patent applications, one of which is owned jointly with the Aaron Diamond AIDS Research Center, relating to the discovery of an HIV co-receptor, CCR5. These pending patent applications may extend the period of patent protection afforded our products in development, when and if such patent applications are allowed and issued.

Our patent portfolio includes United States and foreign patents and pending patent applications that relate to our products in development in the HIV, cancer, symptom management and supportive care areas and of which we are the exclusive licensee. This portion of our patent portfolio is described in more detail below.

Under a license agreement with UR Labs, Inc., we obtained worldwide exclusive rights to certain technology relating to MNTX. This technology is the subject of issued U.S. and European patents and several related U.S. and foreign patent applications filed by the University of Chicago relating to certain compositions, formulations and uses of MNTX. The last of the presently issued patents expire in 2017; however, patent applications that we have also licensed and patent term extensions may extend the period of patent protection, when and if such patent applications are allowed and issued or patent term extensions are granted. Furthermore, we have continued to expand the patent coverage relating to MNTX with the filing of

Back to Contents

new patent applications that may extend the patent protection period for MNTX when and if such patent applications are allowed and issued.

Under a license agreement with Sloan-Kettering, we obtained worldwide exclusive rights to certain technology relating to ganglioside conjugate vaccines, including GMK and MGV, and their use to treat or prevent cancer. This technology is the subject of a patent filed by Sloan-Kettering in the United States and 25 foreign countries claiming composition of matter and methods of production and use of certain ganglioside conjugate vaccines for the treatment or prevention of human cancer. The currently issued patents expire in 2014. However, pending patent applications that we have also licensed and patent term extensions may extend the period of patent protection, when and if such patent applications are allowed and issued or patent term extensions are granted.

Under a license agreement with Columbia University, we obtained worldwide, exclusive rights to certain technology relating to CD4. This technology is the subject of issued U.S. and European patents and several related U.S. and foreign patent applications filed by Columbia University. The issued patents and the patent applications claim composition of matter and methods of production and use of certain CD4-based products for the treatment or prevention of HIV infection. The issued patents covered by this license agreement expire on dates ranging from 2007 to 2020; however, patent applications that we have also licensed and patent term extensions may extend the period of patent protection, when and if such patent applications are allowed and issued or patent term extensions are granted.

Under a license agreement with Sloan-Kettering, we obtained worldwide exclusive rights to certain technology relating to dehydroascorbic acid and its use to increase the concentration of vitamin C in tissues, including the brain, for treating neurodegenerative and neurovascular diseases. This technology is the subject of issued U.S. patents claiming methods for increasing the vitamin C concentration in the cells of a patient by administering dehydroascorbic acid to the patient. The issued patents expire in 2019; however, patent applications filed in the United States and internationally that we have also licensed and patent term extensions may extend the period of patent protection, when and if such patent applications are allowed and issued or patent term extensions are granted.

The research, development and commercialization of a biopharmaceutical often involves alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend upon subsequent discoveries and test results. There are numerous third-party patents in our field, and it is possible that to pursue the preferred development route of one or more of our products we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

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

Back to Contents

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

Back to Contents

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

Manufacturing

We currently manufacture PRO 542, PRO 140, GMK and PSMA protein vaccines in our two pilot production facilities in Tarrytown, New York. One of these facilities is for the production of vaccines and the other is for the production of recombinant proteins. We are preparing to install a 1,000-liter bioreactor that will utilize a new cell line. This facility, which we expect will be operational during 2004, is designed to provide us with an additional source of clinical supplies of PRO 542 in support of our clinical program. We believe that our existing production facilities will be sufficient to meet our initial needs for clinical trials for these product candidates. However, these facilities may be insufficient for all of our late-stage clinical trials for these product candidates and would be insufficient for commercial-scale requirements. We may be required to further expand our manufacturing staff and facilities, obtain new facilities or contract with third parties or corporate collaborators to assist with production.

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

Back to Contents

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

Product Liability

The testing, manufacturing and marketing of our products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent we elect to test, manufacture or market products independently, we will bear the risk of product liability directly. We have obtained product

Back to Contents

liability insurance coverage in the amount of $5.0 million per occurrence, subject to a deductible and a $5.0 million aggregate limitation. In addition, where the local statutory requirements exceed the limits of our existing insurance or local policies of insurance are required, we maintain additional clinical trial liability insurance to meet these requirements. This insurance is subject to deductibles and coverage limitations. We may not be able to continue to maintain insurance at a reasonable cost, or in adequate amounts.

Human Resources

At December 31, 2002, we had 100 full-time employees, 17 of whom, including Dr Maddon, hold Ph.D. degrees or foreign equivalents and four of whom, including Dr. Maddon, hold M.D. degrees. At such date, 71 employees were engaged in research and development, medical and regulatory affairs and manufacturing activities and 29 were engaged in finance, legal, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Executive Officers and Key Management

Our executive officers and key management are as follows:

Name	Age	Position

Paul J. Maddon, M.D., Ph.D.	43	Chairman of the Board, Chief Executive Officer and Chief Science Officer
Ronald J. Prentki, M.B.A.	45	President and Director
Robert J. Israel, M.D.	46	Senior Vice President, Medical Affairs
Robert A. McKinney, CPA	46	Vice President, Finance & Operations and Treasurer
Philip K. Yachmetz, J.D.	46	Vice President, General Counsel and Secretary
Richard W. Krawiec, Ph.D.	55	Vice President, Investor Relations & Corporate Communications
William C. Olson, Ph.D.	40	Vice President, Research & Development
Kenneth G. Surowitz, Ph.D.	44	Vice President, Regulatory Affairs & Quality
Thomas A. Boyd, Ph.D.	51	Vice President, Preclinical Development and Project Management
James H. Conover, Ph.D.	60	Vice President, Regulatory Affairs

Paul J. Maddon, M.D., Ph.D. is our founder and has served in various capacities since our inception, including as our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Science Officer. From 1981 to 1988, Dr. Maddon performed research at the Howard Hughes Medical Institute at Columbia University in the laboratory of Dr. Richard Axel. Dr. Maddon serves on two NIH review committees and is a member of the Board of Directors of the New York Biotechnology Association. Dr. Maddon also serves on the board of directors of Epixis SA, a French biotechnology company. He received a B.A. in biochemistry and mathematics and a M.D. and a Ph.D. in biochemistry and molecular biophysics from Columbia University. Dr. Maddon has been an Adjunct Assistant Professor of Medicine at Columbia University since 1989.

Ronald J. Prentki, M.B.A. joined us as our President in July 1998 and became a director in September 1998. Prior to joining Progenics, Mr. Prentki had been Vice President of Business Development and Strategic Planning at Hoffmann-La Roche Inc. from 1996 to 1998. Mr. Prentki spent from 1990 to 1996 at Sterling Winthrop (subsequently acquired by Sanofi Pharmaceuticals), most recently serving as Vice President of Business Development. From 1985 to 1990, Mr. Prentki was with Bristol-Myers Squibb International Division, initially supporting the marketing of that company’s oncology products and later as Director of Cardiovascular Products. Mr. Prentki started his career in 1979 in the Ames Diagnostic Division of Miles Laboratories holding a series of sales, marketing and product development positions before leaving Miles Laboratories in 1985. Mr. Prentki received a B.S. in Microbiology and Public Health from Michigan State University and an M.B.A. from the University of Detroit.

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

Back to Contents

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

Richard W. Krawiec, Ph.D. joined us in February 2001 as Vice President, Investor Relations and Corporate Communications. Prior to joining Progenics, Dr. Krawiec served as Vice President of Investor Relations and Corporate Communications of Cytogen Corporation from 2000 to 2001. Prior to Cytogen, Dr. Krawiec headed these departments at La Jolla Pharmaceuticals, Inc. during 1999, at Amylin Pharmaceuticals, Inc. from 1993 to 1998 and IDEC Pharmaceuticals, Inc. previously thereto. Previously, Dr. Krawiec was the founder and Editor-In-Chief of Biotechnology Week magazine and the Managing Editor and founder of Biotechnology Newswatch. Dr. Krawiec received a B.S. in Biology from Boston University and a Ph.D. in Biological Sciences from the University of Rhode Island.

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

Back to Contents

James H. Conover, Ph.D. joined us in July 2002 as Vice President, Regulatory Affairs. Previously he was at Endo Pharmaceuticals, Inc., where he was Vice President of Regulatory Affairs. He has held senior regulatory affairs positions at The Purdue Frederick Company, Parke-Davis and Lederle Laboratories. He earned a Ph.D. in Biochemistry and Human Genetics and a M.S. in Biology from New York University, and an undergraduate degree in Biology from Siena College.

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

The following table sets forth information with respect to our Scientific Advisory Boards.

Cancer Scientific Advisory Board

Alan N. Houghton, M.D. (Chairman)	Chairman, Immunology Program, Sloan-Kettering and Professor, Weill/Cornell Medical college (“WCMC”)
Angus G. Dalgleish, M.D., Ph.D.	Chairman and Professor of Medical Oncology, St. George’s Hospital, London
Samuel J. Danishefsky, Ph.D.	Kettering Professor and Head, Bioorganic Chemistry, Sloan-Kettering Institute and Professor of Chemistry, Columbia University
Philip O. Livingston, M.D.	Member, Sloan-Kettering and Professor, WCMC
John Mendelsohn, M.D.	President, The University of Texas M. D. Anderson Cancer Center
David A. Scheinberg, M.D., Ph.D.	Vincent Astor Chair and Chairman, Molecular Pharmacology and Chemistry Program, Sloan-Kettering and Professor, WCMC
David B. Agus, M.D.	Research Director, Prostate Cancer Institute, Cedars-Sinai Medical Center

Virology Scientific Advisory Board

Stephen P. Goff, Ph.D. (Chairman)	Professor of Biochemistry, Columbia University
Lawrence A. Chasin, Ph.D.	Professor of Biological Sciences, Columbia University
Leonard Chess, M.D.	Professor of Medicine, Columbia University
Wayne A. Hendrickson, Ph.D.	Professor of Biochemistry, Columbia University
J. Steven McDougal, M.D.	Chief, Immunology Branch, CDC, Atlanta
Sherie L. Morrison, Ph.D.	Professor of Microbiology, UCLA
Robin A. Weiss, Ph.D.	Professor and Director of Research, ICR, Royal Cancer Hospital, London

Other Scientific Consultants

David W. Golde, M.D.	Member, Sloan-Kettering and Professor, WCMC
Jonathan Moss, M.D., Ph.D.	Professor, Department of Anesthesia and Critical Care, and Vice Chairman for Research, University of Chicago Medical Center
Thomas P. Sakmar, M.D.	Acting President and Professor, The Rockefeller University

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

Back to Contents

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

Back to Contents

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

We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including filing for and obtaining product approvals and introducing products, to maintain our rights under our licenses, including our licenses from UR Labs, Inc., Sloan-Kettering Institute for Cancer Research and Columbia University. We may not be able to maintain our rights under these licenses. Under our license agreements relating to GMK and our HIV product candidates, including PRO 542, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to commence commercialization of the drug by 2002 (for GMK) and to file for marketing approval by 2001 (for the HIV products). We have not achieved these milestones and are unlikely to achieve them soon. If we can establish that our failure to achieve these milestones was as a result of technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled under these license agreements to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. If we do not comply with our obligations under our license agreements, the licensors may terminate them. Termination of any of our licenses could result in our losing our rights to, and therefore being unable to commercialize, any related product.

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

Back to Contents

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

We have limited manufacturing capabilities, which may result in increased costs of production or delay product development or commercialization. In order to commercialize our product candidates successfully, we or our collaborators must be able to manufacture products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of our product candidates can be complex, difficult to accomplish even in small quantities, difficult to scale-up when large-scale production is required and subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable to us on a timely basis or at all or are contaminated or otherwise lost, our clinical trials could be seriously delayed, since these materials are time-consuming to manufacture and cannot be readily obtained from third-party sources.

We have constructed two pilot-scale manufacturing facilities, one for the production of vaccines and one for the production of recombinant proteins. We believe that, for these types of product candidates, these facilities will be sufficient to meet our initial needs for clinical trials. However, these facilities may be insufficient for late-stage clinical trials for these types of product candidates and would be insufficient for commercial-scale manufacturing requirements. We may be required to expand further our manufacturing staff and facilities, obtain new facilities or contract with corporate collaborators or other third parties to assist with production.

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

Manufacturing PRO 542 in amounts sufficient to support large-scale clinical trials has proven particularly difficult, which could delay clinical development.

PRO 542 is a recombinant protein, which generally involves more complex production methods than small-molecule drugs. We are pursuing alternative, potentially redundant manufacturing strategies, including expanding our internal manufacturing through mammalian cell-line fermentation, a standard recombinant manufacturing process, and more sophisticated methods, such as transgenics. Nevertheless manufacturing

Back to Contents

PRO 542 is challenging, and these challenges could increase the cost of production, delay product development or commercialization or otherwise adversely impact our ability to commercialize PRO 542.

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

Generally, we have the right to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. In addition, our license agreement with UR Labs regarding MNTX gives us the right to prosecute and maintain the licensed patents. We bear the cost of engaging in some or all of these activities with respect to our license agreements with Sloan-Kettering for GMK, Columbia for our HIV product candidates subject to the Columbia license and UR Labs for MNTX. With most of our other license

Back to Contents

agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under specified circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

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

We cannot assure you that sufficient quantities of the raw materials needed to make our products will be available to support continued research, development or commercial manufacture of our products. We currently obtain supplies of critical raw materials used in production of GMK and methylnaltrexone from single sources. In particular, we rely on single source third party manufacturers for the supply of both bulk and finished form methylnaltrexone. In addition, commercialization of GMK requires an adjuvant, QS-21, available only from Antigenics, Inc. We have entered into a license and supply agreement with a subsidiary of Antigenics pursuant to which they agreed to supply us with all of our QS-21 requirements for use in certain ganglioside-based cancer vaccines, including GMK. We also have supply arrangements in place with our single source methylnaltrexone suppliers. However, we cannot assure you that the existing arrangements will result in the supply of sufficient quantities of methylnaltexone and QS-21 needed to accomplish our clinical development programs or that we will have the right or capability to manufacture sufficient quantities of these products to meet our needs if our suppliers are unable or unwilling to do so. Any delay or disruption in the availability of raw materials could slow or stop product development and commercialization of the relevant product.

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

Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 35% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

Anti-takeover provisions may make the removal of our Board of Directors or management more difficult and discourage hostile bids for control of our company that may be beneficial to our stockholders.

Our Board of Directors is authorized, without further stockholder action, to issue from time to time shares of preferred stock in one or more designated series or classes. The issuance of preferred stock, as well as provisions in certain of our stock options that provide for acceleration of exercisability upon a change of control, and Section 203 and other provisions of the Delaware General Corporation Law could:

•	make the takeover of Progenics or the removal of our Board of Directors or management more difficult;

•	discourage hostile bids for control of Progenics in which stockholders may receive a premium for their shares of common stock; and

Back to Contents

•	otherwise dilute the rights of holders of common stock and depress the market price of our common stock.

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

Back to Contents

PART II

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

Back to Contents

Revenues from research grants increased from $3,725,000 in 2001 to $4,544,000 in 2002. The increase resulted from the funding of a greater number of grants in 2002. Sales of research reagents increased from $43,000 in 2001 to $49,000 in 2002 resulting from increased orders for such reagents during 2002.

Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, patent costs, and product manufacturing costs. In late 2001, we in-licensed MNTX, an investigational drug in late-stage clinical development designed to reverse certain side effects of opiod pain medications. The product has entered phase 3 clinical trials and has become our lead product candidate. A major portion of our spending has been and will continue to be concentrated on this product candidate. Research and development expenses increased from $14,501,000 in 2001 to $23,761,000 in 2002. The increase was principally due to (i) an increase of $2,292,000 related to an increase in headcount from 50 in 2001 to 70 in 2002 in the research and development, manufacturing and medical departments, (ii) an increase of $2,537,000 in manufacturing supplies (particularly for MNTX), (iii) additional rent of $303,000 for new laboratory space as we expanded our programs to include MNTX, and (iv) an increase of $4,033,000 in spending on the PSMA and HIV research programs.

General and administrative expenses include executive and administrative labor, professional fees, office rent and supplies. General and administrative expenses remained unchanged at $6,499,000 in 2001 and $6,484,000 in 2002. The minimal decrease was principally due to a decrease of $180,000 in professional fees offset by an increase of $371,000 in operating expenses such as rent.

Loss in joint venture increased from $2,225,000 in 2001 to $2,886,000 in 2002. The increase was primarily due to the growth and acceleration of the joint venture’s development programs to develop in vivo immunotherapies for prostate cancer and the costs of licensing transactions. We recognize our share of the JV’s loss under the terms of the JV with Cytogen Corporation. The increase in the JV loss was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, prior to reaching the $3.0 million threshold, we recognized 100% of the joint venture’s research and development losses; that percentage was reduced to 50% subsequent to reaching that threshold in December 2001. The level of future losses from the JV will be dependent upon the extent of research and development costs expended by the JV, the future financial position of the JV and the extension, if any, and terms of an amended Services Agreement. The level of commitment by Progenics and Cytogen to fund the JV is based on an annual budget that is approved by the Members. As of March 28, 2003, the Members were in the process of negotiating the 2003 annual budget for the JV and have committed to the JV that the operating budget for 2003 will be no less than the total expenses as set forth on the Statement of Operations for the JV for the year ended December 31, 2002.

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

Back to Contents

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

Expenses:

Research and development expenses increased from $13,075,000 in 2000 to $14,501,000 in 2001. The increase was principally due to increases of $774,000 related to increased headcount, $342,000 for additional rent for new laboratory space as we expanded our research and development programs to include MNTX in October 2001 and $148,000 for related laboratory supplies.

General and administrative expenses increased from $5,042,000 in 2000 to $6,499,000 in 2001. The increase was principally due to $795,000 related to increased headcount, an increase of $243,000 in legal expenses related to our intellectual property filings and prosecutions and $103,000 of additional rent for new office space to accommodate growth.

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

Back to Contents

acquired and built out additional research and development space. We expect to spend about the same amount during 2003 to install a new bioreactor. Actual cash expended may decrease in 2003 as we are negotiating a lease line of credit to finance certain capital expenditures.

Cash provided by financing activities for the year ended December 31, 2002 was $1.4 million as compared with $1.0 million of cash provided by financing activities for the same period in 2001. The cash provided by financing activities for the year ended December 31, 2002 reflects the exercise of stock options under our Employee Stock Option Plans, the exercise of warrants and the sale of common stock under the Employee Stock Purchase Plans. During 2003, we expect that cash received from exercises under the above plans will increase due to increased headcount.

We are required to make capital contributions to fund 50% of the current and future spending on the PSMA projects under the terms of the JV. Such amount was $2.3 million during 2002. The level of commitment by Progenics and Cytogen to fund the JV is based on a budget that is approved by both parties. That budget is intended to be sufficient to fund research and development projects for the current year. The budget must also consider the ability of the Members to fund the JV. During the first quarter of 2003, each Member contributed $1.5 million to the JV. As of March 28, 2003, the Members were in the process of negotiating the 2003 annual budget for the JV and have committed to the JV that the operating budget for 2003 will be no less than the total expenses as set forth on the Statement of Operations for the JV for the year ended December 31, 2002.

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

We believe that our existing capital resources together with revenue from currently approved government grants and contracts and revenue from the Services Agreement should be sufficient to fund operations for at

Back to Contents

least the next 12 months. During the next 12 months, we expect to expend substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

For periods beyond 12 months, we may seek additional financing to fund operations through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

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

Other than currently approved grants, we have no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

The above are forward-looking statements based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets earlier than planned.

The following table summarizes our contractual obligations as of December 31, 2002, for future operating lease payments and license and milestone payments for license and corporate collaboration agreements:

	Payments Due by Period

	Total	Less than one year	1 to 3 years	4 to 5 years	Greater than 5 years

	(in $ millions)
Operating leases	$2.0	$0.8	$1.2
License and collaboration agreements (1)	25.6	4.3	4.2	$4.2	$12.9

(1)
Assumes attainment of milestones covered under each agreement. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table. Certain of these agreements require us to pay annually minimum royalties or maintenance fees in a maximum aggregate amount of $500,000, which are not included in this table. This table also does not reflect the payment obligations of our joint venture with Cytogen.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from contract research and development as we perform services, provided a contractual agreement exists, the contract price is fixed or determinable, and our collection of the resulting receivable is probable. In situations where we receive payment in advance of the performance of services, these amounts are deferred and recognized as revenue as we perform the related services. Non-refundable fees, including payments we receive for services, up-front licensing fees and milestone payments are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue in accordance with EITF Issue No. 91-6, “Revenue Recognition of Long-Term

Back to Contents

Power Sales Contracts,” which is a systematic method that is representative of the revenue earned or obligations fulfilled under these arrangements. However, the revenue we recognize is limited to the amount of non-refundable fees received. Non-refundable fees that we receive in consideration for granting collaborators the right to license product candidates developed by us are recognized as revenue on a straight-line basis over the term of the underlying agreements. With regard to our revenues from non-refundable fees, changes in estimates of our costs to complete could have a material impact on the revenues we recognize.

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

Back to Contents

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123” (“FAS 148”). FAS 148 provides several transition provisions that may be used upon adoption of the accounting provisions of FAS 123. FAS 148 also mandates certain new disclosures, whether or not FAS 123 is adopted, that are incremental to those required by FAS 123. Those disclosures must be made in both interim and annual financial statements. The transition and annual disclosure provisions of FAS 148 are effective for fiscal years ending after December 15, 2002. The new interim disclosure provisions are effective for the first interim period beginning after December 15, 2002.

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

Back to Contents

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
INDEX TO FINANCIAL STATEMENTS

Page

Progenics Pharmaceuticals, Inc.
Report of Independent Accountants	F-2

Financial Statements: Balance Sheets as of December 31, 2001 and 2002	F-3

Statements of Operations for the years ended December 31, 2000, 2001 and 2002	F-4

Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2000, 2001 and 2002	F-5

Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002	F-6

Notes to Financial Statements	F-7

PSMA Development Company L.L.C. (a development stage enterprise)

Report of Independent Accountants	F-25

Financial Statements: Balance Sheets as of December 31, 2001 and 2002	F-26

Statements of Operations the years ended December 31, 2000, 2001 and 2002 and the cumulative period from June 15, 1999 (inception) to December 31, 2002	F-27

Statements of Stockholders’ (Deficit) Equity for the period from June 15, 1999 (inception) to December 31, 1999, and for the years ended December 31, 2000, 2001 and 2002	F-28

Statements of Cash Flows the years ended December 31, 2000, 2001 and 2002, and the cumulative period from June 15, 1999 (inception) to December 31, 2002	F-29

Notes to Financial Statements	F-30

Back to Contents

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

Back to Contents

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
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued, and outstanding – none
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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2000		2001	2002

Revenues:
Contract research and development from joint venture	$		$199,123	$5,298,293
Other contract research and development		7,941,185	4,916,341	193,734
Research grants		1,835,564	3,725,375	4,543,505
Product sales		45,524	42,800	49,030

Total revenues		9,822,273	8,883,639	10,084,562

Expenses:
Research and development		13,074,815	14,501,400	23,760,544
General and administrative		5,042,485	6,499,153	6,484,001
Loss in Joint Venture		945,519	2,225,454	2,886,423
Depreciation and amortization		708,874	707,382	1,048,960

Total expenses		19,771,693	23,933,389	34,179,928

Operating loss		(9,949,420)	(15,049,750)	(24,095,366)

Other income (expenses):
Interest income		4,127,156	3,348,401	1,708,253
Interest expense		(94,892)	(48,816)	(1,695)
Payment from collaborator			9,852,015
Payment from insurance settlement				1,600,000

Total other income		4,032,264	13,151,600	3,306,558

Net loss		$(5,917,156)	$(1,898,150)	$(20,788,808)

Net loss per share – basic and diluted		$(0.49)	$(0.15)	$(1.66)

Weighted-average shares – basic and diluted		12,137,653	12,376,056	12,550,798

The accompanying notes are an integral part of the financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2000, 2001 and 2002

	Common Stock		Additional Paid-in	Unearned	Accumulated	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income	Total	Income (Loss)

Balance at December 31, 1999	11,905,774	$15,478	$86,329,599	$(591,142)	$(17,703,528)	$(229,704)	$67,820,703
Amortization of unearned compensation				428,898			428,898
Issuance of compensatory stock options			164,476				164,476
Sale of Common Stock under employee stock purchase plans and exercise of stock options	248,413	322	1,729,451				1,729,773
Exercise of warrants	112,993	147	195,624				195,771
Net loss for the year ended December 31, 2000					(5,917,156)		(5,917,156)	$(5,917,156)
Changes in unrealized gain on marketable securities						331,475	331,475	331,475

Balance at December 31, 2000	12,267,180	15,947	88,419,150	(162,244)	(23,620,684)	101,771	64,753,940	$(5,585,681)

Amortization of unearned compensation				139,094			139,094
Issuance of compensatory stock options			238,333				238,333
Sale of Common Stock under employee stock purchase plans and exercise of stock options	91,403	119	880,242				880,361
Exercise of warrants	71,333	93	126,350				126,443
Net loss for the year ended December 31, 2001					(1,898,150)		(1,898,150)	$(1,898,150)
Changes in unrealized gain on marketable securities						105,342	105,342	105,342

Balance at December 31, 2001	12,429,916	16,159	89,664,075	(23,150)	(25,518,834)	207,113	64,345,363	$(1,792,808)

Amortization of unearned compensation				23,150			23,150
Issuance of compensatory stock options			250,126				250,126
Sale of Common Stock under employee stock purchase plans and exercise of stock options	181,669	236	1,137,996				1,138,232
Exercise of warrants	70,000	91	279,909				280,000
Net loss for the year ended December 31, 2002					(20,788,808)		(20,788,808)	$(20,788,808)
Changes in unrealized gain on marketable securities						(101,434)	(101,434)	(101,434)

Balance at December 31, 2002	12,681,585	$16,486	$91,332,106	$—	$(46,307,642)	$105,679	$45,146,629	$(20,890,242)

The accompanying notes are an integral part of the financial statements.

Back to Contents

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

Back to Contents

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

On January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). In accordance with SAB 101, non-refundable fees, including payments for services, up-front licensing fees and milestone payments, are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue in accordance with EITF Issue No. 91-6, “Revenue Recognition of Long-Term Power Sales Contract,” which in a systematic method that is representative of the revenue earned on obligations fulfilled under those arrangements. However, revenue recognized is limited to the amount of non-refundable fees received.

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

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

Stock-Based Compensation

The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the quoted market price of the Company’s common stock on the grant date is greater than the amount an employee must pay to acquire the stock.

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

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

Impact of Future Adoption of Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 146 (“FAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities”. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than on the date of an entity’s commitment to an exit plan and establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement shall be effective for exit or disposal activities initiated after December 31, 2002. The provisions of Issue 94- 3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of Issue 94-3 prior to this Statement’s initial application.

On December 31, 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2. Summary of Significant Accounting Policies — (Continued)

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

On November 25, 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The interpretive guidance incorporated without change from Interpretation 34 continues to be required for financial statements for fiscal years ending after June 15, 1981–the effective date of Interpretation 34.

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

As of December 31, 2001 and 2002, marketable securities had maturities of less than three years. The following table summarizes the amortized cost basis, the aggregate fair value, and gross unrealized holding gains and losses at December 31, 2001 and 2002:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net

2002:
Maturities less than one year Corporate debt securities	$27,656,725	27,753,984	$103,439	$(6,180)	$97,259
Maturities between one and two years Corporate debt securities	5,164,388	5,172,808	10,985	(2,565)	8,420

	$32,821,113	$32,926,792	$114,424	$(8,745)	$105,679

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3. Marketable Securities — (Continued)

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net

2001:
Maturities less than one year Corporate debt securities	$30,237,360	$30,523,239	$288,111	$(2,232)	$285,879
Maturities between one and three years Corporate debt securities	20,673,040	20,594,274	32,402	(111,168)	(78,766)

	$50,910,400	$51,117,513	$320,513	$(113,400)	$207,113

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

In connection with the issuance of equity securities in 1995 and 1996, the Company issued 260,455 five-year warrants (the “Warrants”). Each Warrant entitled the holder to purchase one share of Common Stock at $6.67. The number of Warrants and their exercise price were subject to adjustment in the event the Company issued additional shares of Common Stock at below defined per share prices. During each of the years ended

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

6. Stockholders’ Equity — (Continued)

December 31, 2000 and 2001, 136,753, and 101,275 warrants were exercised. As of December 31, 2001, all of the Warrants had been exercised.

During March 1997, the Company obtained a line of credit (“Line”) from a bank. The terms of the Line provide for the Company to borrow up to $2.0 million. The Line expired on July 31, 1997. The payment of the Line was guaranteed by two affiliates of a stockholder of the Company (“Affiliates”). In consideration for the guarantee of the Line, which has since been terminated, the Company issued 70,000 warrants to the Affiliates. Such warrants vested immediately, expired after five years and had an exercise price of $4.00. During the year ended December 31, 2002, all 70,000 warrants were exercised.

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

b. Licensing, Corporate Collaboration and Service Agreements

i. Universities

The Company (as licensee) has a worldwide licensing agreement with Columbia University (“Columbia”). The license, as amended during October 1996, provides the Company with the exclusive right to use certain technology developed on behalf of Columbia. According to the terms of the agreement, the Company is required to pay nonrefundable licensing fees (“Licensing Fees”), payable in installments by defined dates or, if earlier, as certain milestones associated with product development (“Milestones”) occur, as defined, which include the manufacture and distribution of a product which uses the licensed technology by 2004. The Company expenses Licensing Fees when they become payable by the Company to Columbia. In addition, the Company is required to remit royalties based upon the greater of minimum royalties, as defined, or a percentage of net sales of products which utilize the licensed technology and a portion of sublicensing income, as defined. The licensing agreement may be terminated by Columbia under certain circumstances which includes the Company’s failure to achieve the

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Commitments and Contingencies — (Continued)

Milestones; however, Columbia shall not unreasonably withhold its consent to revisions to the due dates for achieving the Milestones under certain circumstances. If not terminated early, the agreement shall continue until expiration, lapse or invalidation of Columbia’s patents on the licensed technology. The Company has the right to terminate the agreement at any time upon 90 days prior written notice. The termination of the license could have a material adverse effect on the business of the Company. Although the Company intends to use its best efforts to comply with the terms of the agreement, there can be no assurances that the agreement will not be terminated.

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Commitments and Contingencies — (Continued)

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Commitments and Contingencies — (Continued)

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7. Commitments and Contingencies — (Continued)

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

In accordance with the Agreements, the Company’s $2.0 million supplemental capital contribution was used by the JV to pay a $2.0 million non-refundable licensing fee to CYTOGEN (“CYTOGEN Payment”). The

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8. PSMA Development Company LLC — (Continued)

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

8. PSMA Development Company LLC — (Continued)

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9. Stock Option and Employee Stock Purchase Plans — (Continued)

The following table summarizes stock option information for the Plans as of December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Average Weighted Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 1.33 – $ 1.33	134,398	6.3	$1.33	134,398	$1.33
$ 3.27 – $ 4.00	527,501	3.8	$4.00	477,501	$4.00
$ 5.02 – $ 7.15	333,870	3.4	$5.45	319,870	$5.43
$ 7.98 – $ 11.76	438,283	6.8	$9.65	278,883	$9.48
$ 12.00 – $ 17.70	2,352,450	7.6	$13.59	1,169,122	$13.36
$ 18.47 – $ 27.56	242,400	8.2	$21.62	98,000	$21.57
$ 28.00 – $ 28.00	50,000	7.7	$28.00	20,000	$28.00
$ 42.38 – $ 48.88	70,000	7.0	$43.77	37,000	$45.01
$ 70.00 – $ 70.00	15,000	7.3	$70.00	15,000	$70.00

$ 1.33 – $ 70.00	4,163,902	6.7	$12.26	2,549,774	$10.77

Transactions involving stock option awards under the Plans during 2000, 2001 and 2002 are summarized as follows:

	Number of Shares	Weighted- Average Exercise Price

Balance outstanding, December 31, 1999	2,313,063	$7.86

2000: Granted (1)	809,500	$30.61
Cancelled	(39,100)	$24.22
Exercised	(206,295)	$5.39
Expirations	(38,724)	$1.33

Balance outstanding, December 31, 2000	2,838,444	$14.39

2001: Granted (1)	906,850	$16.20
Cancelled	(192,750)	$54.44
Exercised	(25,967)	$6.39
Expirations	(52,650)	$47.89

Balance outstanding, December 31, 2001	3,473,927	$12.19

2002: Granted (1)	790,500	$12.46
Cancelled	(54,500)	$15.61
Exercised	(18,750)	$4.34
Expirations	(27,275)	$9.82

Balance outstanding, December 31, 2002	4,163,902	$12.26

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9. Stock Option and Employee Stock Purchase Plans — (Continued)

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9. Stock Option and Employee Stock Purchase Plans — (Continued)

Purchases of Common Stock during the years ended December 31, 2000, 2001 and 2002 are summarized as follows:

	Qualified Plan		Non-Qualified Plan
	Shares Purchased	Price Range	Shares Purchased	Price Range

2002	158,658	$3.55 – $13.90	7,092	$4.27 – $15.70
2001	64,160	$9.46 – $18.25	4,069	$9.46 – $16.24
2000	37,245	$12.61 – $60.00	4,873	$14.125 – $60.00

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

10. Employee Savings Plan

The Company, during 1993, adopted the provisions of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the “Amended Plan”). The terms of the Amended Plan, among other things, allow eligible employees, as defined, to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Company has agreed to match 100% of those employee contributions that are equal to 5% – 8% of compensation and are made by eligible employees to the Amended Plan, as defined. In addition, the Company may also make a discretionary contribution, as defined, each year on behalf of all participants who are non-highly compensated employees, as defined. The Company made matching contributions of approximately $257,000, $317,000 and $413,000 to the Amended Plan for the years ended December 31, 2000, 2001 and 2002, respectively.

11. Income Taxes

There is no benefit for federal or state income taxes for the years ended December 31, 2002, 2001 and 2000, since the Company has incurred an operating loss and has established a valuation allowance equal to the total deferred tax asset.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

11. Income Taxes — (Continued)

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12. Net Loss Per Share — (Continued)

For the years ended December 31, 2000, 2001 and 2002 common stock equivalents which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

	2000		2001		2002
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Options and warrants	3,442,455	$12.37	3,685,245	$11.86	4,362,153	$8.79

13. Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2002 and 2001 are as follows:

	Quarter Ended March 31, 2002 (unaudited)	Quarter Ended June 30, 2002 (unaudited)	Quarter Ended September 30, 2002 (unaudited)	Quarter Ended December 31, 2002 (unaudited)

Revenue	$2,370,079	$2,653,871	$2,741,992	$2,318,620
Net loss	(2,001,015)	(5,355,126)	(6,412,294)	(7,020,373)
Net loss per share
Basic and diluted	(0.16)	(0.43)	(0.51)	(0.56)

	Quarter Ended March 31, 2001 (unaudited)	Quarter Ended June 30, 2001 (unaudited)	Quarter Ended September 31, 2001 (unaudited)	Quarter Ended December 31, 2001 (unaudited)

Revenue	$4,942,305	$1,293,916	$1,387,229	$1,260,189
Net income (loss)	461,249	5,250,852	(3,041,838)	(4,568,413)
Net income (loss) per share
Basic	0.04	0.42	(0.25)	(0.36)
Diluted	0.03	0.38	(0.25)	(0.36)

14. Subsequent Events (unaudited)

a.	In September 2003, the Company was awarded a contract by the NIH, an agency of the Department of Health and Human Services, to develop an HIV vaccine. The contract provides for up to $28.6 million in funding to the Company over five years. Funding under this contract is subject to compliance with its terms, and the payment of fees is subject to achievement of specified milestones. The Company anticipates that these funds will be used principally in connection with its ProVax HIV vaccine program.

b.	On September 30, 2003, the Company executed a lease for additional laboratory, manufacturing and office space in Tarrytown, New York. The base monthly rent for the lease will be approximately $74,000 from commencement until August 31, 2007 and approximately $79,000 from September 1, 2007 until December 31, 2009.

Back to Contents

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

PricewaterhouseCoopers LLP

New York, New York
February 14, 2003, except for Notes 1 and 3
as to which the date is March 28, 2003

Back to Contents

PSMA Development Company L.L.C.
(a development stage enterprise)

Balance Sheets

	December 31,
	2001	2002

ASSETS
Current assets:
Cash	$1,009,929	$289,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Account payable to Progenics Pharmaceuticals, a related party	$351,333	$304,154

Total liabilities	351,333	304,154

Capital contributions	6,798,424	11,398,424
Contribution receivable, Progenics Pharmaceuticals, Inc.	(500,000)
Deficit accumulated during the development stage	(5,639,828)	(11,412,674)

Total stockholders’ (deficit) equity	658,596	(14,250)

Total liabilities and stockholders’ (deficit) equtiy	$1,009,929	$289,904

The accompanying notes are an integral part of the financial statements.

Back to Contents

PSMA Development Company LLC
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

Back to Contents

PSMA Development Company LLC
(a development stage enterprise)

Statements of Stockholders’ (Deficit) Equity
For the period from June 15, 1999 (inception) to December 31, 2002, including the period from June 15, 1999 (inception) to December 31 1999, and the years ended December 31, 2000 and 2001 and 2002

	Capital Contributions	Contribution Receivable	Accumulated Deficit	Total	Comprehensive Loss

Capital contributions	$2,220,454			$2,220,454
Contribution receivable, Progenics Pharmaceuticals Inc. License Fee		$(796,934)		(796,934)
Amortization of discount on capital contribution		(72,813)		(72,813)
Net loss for the period from June 15, 1999 (inception) to Deecmber 31, 1999			$(2,074,365)	(2,074,365)	$(2,074,365)

Balance at December 31, 1999	2,220,454	(869,747)	(2,074,365)	(723,658)
Capital contributions	901,835			901,835
Amortization of discount on capital contribution		(87,504)		(87,504)
Contribution receivable, Progenics Pharmaceuticals Inc. License Fee		500,000		500,000
Net loss for the year ended December 31, 2000			(989,202)	(989,202)	$(989,202)

Balance at December 31, 2000	3,122,289	(457,251)	(3,063,567)	(398,529)
Amortization of discount on capital contribution		(42,749)		(42,749)
Capital contributions	3,676,135	500,000		4,176,135
Contribution receivable, Progenics Pharmaceuticals Inc. License Fee		(500,000)		(500,000)
Net loss for the year ended December 31, 2001			(2,576,261)	(2,576,261)	(2,576,261)

Balance at December 31, 2001	6,798,424	(500,000)	(5,639,828)	658,596
Capital contributions	4,600,000			4,600,000
Contribution receivable, Progenics Pharmaceuticals Inc. License Fee		500,000		500,000
Net loss for the year ended December 31, 2002			(5,772,846)	(5,772,846)	(5,772,846)

Balance at December 31, 2002	$11,398,424		$(11,412,674)	$(14,250)

The accompanying notes are an integral part of the financial statements.

Back to Contents

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

Back to Contents

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

Back to Contents

PSMA Development Company LLC
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

4. Collaboration Agreements

i. AlphaVax Human Vaccines, Inc.

In September 2001, the JV entered into a worldwide exclusive license agreement (the “AVX Agreement”) with AlphaVax Human Vaccines, Inc., to use the AlphaVax Replicon Vector (ArVTM) system (the “AVRV System”) to conduct internal research and development to create a therapeutic prostate cancer vaccine incorporating the JV’s proprietary PSMA antigen. In consideration for the license, the JV paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating the AVRV System (the “Products”). In addition, the JV is required to pay an annual maintenance fee until the commencement of commercial sales of Products and then royalties based on net sales of Products, subject to certain adjustments, exceptions and set off rights of the JV under defined circumstances. The AVX Agreement

Back to Contents

PSMA Development Company LLC
(a development stage enterprise)
NOTES TO FINANCIAL STATEMENTS — (Continued)

4. Collaboration Agreements — (Continued)

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

In connection with all the agreements discussed above, the JV has recognized contractual payments, including license fees, which are included in research and development expenses, totaling approximately $400,000 and $200,000 for the years ended December 31, 2001 and 2002, respectively. In addition, as of December 31, 2002, remaining payments associated with milestones and defined objectives with respect to the above agreements total approximately $13.8 million. Future annual minimum royalties under the agreements described in (i) and (ii) above, are not significant.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

By:	/s/ Paul J. Maddon, M.D., Ph.D.

Paul J. Maddon, M.D., Ph.D.
(Duly authorized officer of the Registrant and Chairman of the Board and Chief Executive Officer)

Date: October 22, 2003

S-1

Back to Contents

EXHIBIT INDEX
Exhibit Number	Description

*3.1	Certificate of Incorporation of the Registrant, as amended.
*3.2	By-laws of the Registrant
*4.1	Specimen Certificate for Common Stock, $.0013 par value per share, of the Registrant
*10.1	Form of Registration Rights Agreement
*10.2	1989 Non-Qualified Stock Option Plan ‡
*10.3	1993 Stock Option Plan, as amended ‡
*10.4	1993 Executive Stock Option Plan‡
****10.5	Amended and Restated 1996 Stock Incentive Plan‡
*10.6	Form of Indemnification Agreement‡
**10.7	Employment Agreement dated December 22, 1998 between the Registrant and Dr. Paul J. Maddon‡
*10.8	Letter dated August 25, 1994 between the Registrant and Dr. Robert J. Israel‡
*†10.9	gp 120 Supply Agreement dated July 19, 1995, as amended, between the Registrant and Perkin Eumer, Inc., as successor to E.I. Dupont DeNemours and Company
*†10.10	SCD4 Supply Agreement dated July 27, 1995, as amended, between the Registrant and Perkin Eumer, Inc., as successor to E.I. Dupont DeNemours and Company
*†10.11	License Agreement dated November 17, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research
*†10.12	QS-21 License and Supply Agreement dated August 31, 1995 between the Registrant and Cambridge Biotech Corporation, a wholly owned subsidiary of bioMerieux, Inc.
*†10.13	gp 120 Sublicense Agreement dated March 17, 1995 between the Registrant and Cambridge Biotech Corporation, a wholly owned subsidiary of bioMerieux, Inc.
*†10.14	Cooperative Research and Development Agreement dated February 25, 1993 between the Registrant and the Centers for Disease Control and Prevention
*†10.15	License Agreement dated March 1, 1989, as amended by a Letter Agreement dated March 1, 1989 and as amended by a Letter Agreement dated October 22, 1996 between the Registrant and the Trustees of Columbia University
******10.16	Amended and Restated Sublease dated June 6, 2000 between the Registrant and Crompton Corporation
***†10.17	Development and License Agreement effective as of April 30, 1999, between Protein Design Labs, Inc. and the Registrant
***†10.18	PSMA/PSMP License Agreement dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
***†10.19	Limited Liability Company Agreement of PSMA Development Company LLC, dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.20	Amendment Number 1 to Limited Liability Company Agreement of PSMA Development Company LLC dated March 22, 2002 by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
*****10.21	Director Stock Option Plan ‡
*******10.22	Employment Agreement dated as of May 16, 2001 between the Registrant and Ronald J. Prentki‡
********10.23	Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.24	Master Virologic Services Agreement, dated May 22, 2002, between the Registrant and Virologic, Inc.
23.1	Consent of PricewaterhouseCoopers LLP (regarding the Registrant)
23.2	Consent of PricewaterhouseCoopers LLP (regarding PSMA Development Company LLC)
31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d- 14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Robert A. McKinney, Vice President, Finance and Operations of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(footnotes on following page)

E-1

Back to Contents

*	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-13627, and incorporated by reference herein.
**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated by reference herein.
***	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated by reference herein.
****	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated by reference herein.
*****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.
******	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, incorporated by reference herein.
*******	Previously filed as an exhibit to the Company’s Quarterly Report on From 10-Q for the quarter period ended September 30, 2001, and incorporated by reference herein.
********	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated by reference herein.
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.

E-2