Form 10-Q/A
period 2002-12-31
PROGENICS PHARMACEUTICALS INC
filed 2003-10-22
CIK 835887

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /X/   No / /

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.  Yes /X/
No / /

     As of June 30, 2003 there were 12,932,874 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

INDEX

Page No.

PART I– FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	S-1

Explanatory Note

     This Amendment No. 1 on Form 10-Q/A (the “Amended 10-Q”) is being filed to reflect certain revisions and clarifications in Items 2 and 6 of our Form 10-Q for the quarter ended June 30, 2003 as filed on July 31, 2003 (the “Original 10-Q”). The Amended 10-Q speaks as of the filing date of the Original 10-Q, except for the certifications which speak as of their respective dates and the filing date of the Amended 10-Q. Except as specifically indicated, the Amended 10-Q has not been updated to reflect events occurring subsequent to the filing of the Original 10-Q.

Back to Contents

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report Form 10-Q/A constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others, the uncertainties associated with product development, the risk that clinical trials will not commence or proceed as planned, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials do not demonstrate efficacy in larger scale clinical trials, the risk that we may not be able to manufacture commercial quantities of our products, the uncertainty of future profitability and other factors set forth more fully in this Form 10-Q/A, including those described under the caption “Risk Factors,” and other periodic filings with the Securities and Exchange Commission to which investors are referred for further information.

We do not have a policy of updating or revising forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Form 10-Q/A as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

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

We commenced principal operations in late 1988 and since that time have been engaged primarily in research and development efforts, clinical trials, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that we have under development, we will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before we receive revenues from sales of any of our products. To date, product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through June 30, 2003 have been payments received under our collaboration agreements and from our joint venture with Cytogen Corporation, research grants and contracts related to our cancer and virology programs and interest income.

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

Back to Contents

Results of Operations

Three Months Ended June 30, 2003 and 2002

Revenues:

Our revenues consist of contract research and development revenue from the joint venture, revenue from other contract research and development grants and product sales. Contract research and development revenue from joint venture decreased to approximately $850,000 for the three months ended June 30, 2003 from approximately $1,077,000 for the three months ended June 30, 2002. Such revenue represents research and development services performed by us for the PSMA Development Company, LLC, our joint venture with Cytogen Corporation (the “JV”). In 2003, contract research and development revenue consisted primarily of reimbursement of labor costs expended by us on behalf of the JV. All other costs were paid directly by the JV. In 2002, contract research and development revenue included reimbursement of all of the JV’s expenses, which we paid. Therefore, although our revenue remained relatively stable, our research and development work for the JV actually increased. We were required to fund the first $3.0 million of research and development costs, and such amounts were recorded as capital contributions to the JV. During the fourth quarter of 2001, we surpassed the $3.0 million threshold, at which time we began recognizing revenue for services and costs being provided to and paid by the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV and the future financial position of the JV. We provide services to the JV under a Services Agreement. For the quarter ended June 30, 2003, we performed services for the JV under a month-to-month extension of the Services Agreement and a work plan and budget approved by us and Cytogen Corporation (the “Members”) for that quarter. As previously disclosed, the Members had been negotiating the 2003 annual budget for the JV and the terms of a new Services Agreement pursuant to which the Members would provide research and development services to the JV.

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

Expenses:

Research and development expenses include personnel, supplies, facility costs, clinical trial costs, patent costs, and product manufacturing costs. In late 2001, we in-licensed methylnaltrexone (MNTX), an investigational drug in late-stage clinical development designed to reverse certain side effects of opiod pain medications. The product is in phase 3 clinical trials and has become our lead product candidate. A major portion of our spending has been, and will continue to be, concentrated on this product, and such expenses are expected to increase significantly as clinical trials progress. Research and development expenses increased to $6,220,000 for the three months ended June 30, 2003 from $5,866,000 for the three months ended June 30, 2002. The increase was principally due to (i) an increase of $596,000 related to an increase in headcount in 2003 in the research and development, manufacturing and medical departments, (ii) an increase of $158,000 in manufacturing supplies (particularly for MNTX), and (iii) increased clinical trial activity and related costs of $25,000, offset in part by decreased spending of $425,000 on our HIV research programs.

Back to Contents

General and administrative expenses include executive and administrative personnel, professional fees, office rent and supplies. General and administrative expenses increased to $2,307,000 for the three months ended June 30, 2003 from $1,762,000 for the three months ended June 30, 2002. The increase was principally due to an increase of $255,000 related to an increase in headcount, an increase of $227,000 in professional fees, specifically related to patents, and an increase of $63,000 in the cost of general liability and directors and officers liability insurance.

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

Expenses:

Research and development expenses increased to $11,972,000 for the six months ended June 30, 2003 from $10,433,000 for the six months ended June 30, 2002. The increase was principally due to (i) an increase of $1,113,000 related to increased headcount in 2003 in our research and development, manufacturing and medical departments, (ii) an increase of $186,000 in manufacturing supplies (particularly for MNTX), (iii) an increase of $175,000 in clinical trial activity and related costs, and (iv) an increase of $63,000 in spending on our HIV research programs.

Back to Contents

General and administrative expenses increased to $3,927,000 for the six months ended June 30, 2003 from $3,009,000 for the six months ended June 30, 2002. The increase was principally due to an increase of $484,000 in additional professional fees specifically related to intellectual property filings and prosecutions, an increase of $243,000 related to an increase in headcount and an increase of $191,000 in the cost of insurance.

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

The net cash provided by investing activities for the six months ended June 30, 2003 was $16.7 million compared with $5.2 million of net cash provided by investing activities for the same period in 2002. The net cash provided by investing activities for the six months ended June 30, 2003 resulted primarily from the net sale of $19.4 million of marketable securities offset by the purchase of a $2.0 million certificate of deposit and the purchase of $676,000 of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional research and development space. We expect to spend an additional $1.0 million during the balance of 2003 to install in connection with the installation of a new bioreactor.

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

Back to Contents

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

We believe that our existing capital resources together with revenue from currently approved government grants and contracts and revenue from the Services Agreement should be sufficient to fund operations for at least the next 12 months. During the next 12 months, we expect to expend substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

For periods beyond 12 months, we may seek additional financing to fund future operations through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

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

Other than currently approved grants and research contracts, we have no committed external sources of capital and, as discussed above, expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

The above are forward-looking statements based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets earlier than planned.

Back to Contents

The following table summarizes our contractual obligations as of June 30, 2003, for future operating lease payments and licensing and milestone payments for license, and corporate collaboration agreements:

			Payments Due by Period
		Less than	1 to 3	4 to 5	Greater than
	Total	one year	years	years	5 years
	(in $ millions)
Operating leases	$1.6	$0.8	$0.8
License and collaboration agreements (1)	25.5	6.4	3.2	$5.0	$10.9

_________________________________________

1     Assumes attainment of milestones covered under each agreement. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table. Certain of these agreements require us to pay annually minimum royalties or maintenance fees in a maximum aggregate amount of $500,000, which are not included in this table. This table also does not reflect the payment obligations of our joint venture with Cytogen.

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

Back to Contents

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

We have several ongoing late-stage clinical trials. We have an ongoing phase 3 clinical trial for MNTX and expect to commence an additional phase 3 clinical trial in 2003. It is likely that we will need to successfully complete both of these trials in order to obtain FDA approval to market MNTX. We have also commenced a phase 2 clinical trial of MNTX for another indication and plan to commence an additional phase 1 clinical trial involving MNTX before the end of 2003. If the results of any of these trials are not satisfactory, or if we encounter clinical trial supply issues, our MNTX development program would be adversely affected, resulting in delays in the commencement of planned trials and our regulatory filing. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for and obtaining the regulatory approvals necessary to market MNTX. Since MNTX is our most clinically advanced product, a setback of this nature would have a material adverse effect on our business.

We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK. ECOG’s decision was based on an early analysis of data which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha-interferon. We are continuing to follow-up with patients who were enrolled in that trial. However, we cannot predict how long this will take or what the results will show, and we do not expect to know the results much before the first half of 2004 or later. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

Additionally, if the results of our early stage studies with PRO 542, PRO 140 or our PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

Our clinical trials could take longer to complete than we expect.

Although for planning purposes we forecast the commencement and completion of clinical trials and have included many of those forecasts in public disclosures, the actual timing of these events can vary dramatically. Delays can be caused by regulatory or patent issues, interim or final results of ongoing clinical trials, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. Clinical trials involving our product candidates may not commence or be completed as forecasted.

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

Back to Contents

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

The extent to which any of our products achieve market acceptance will depend on competitive factors. Competition in our industry is intense, and it is accentuated by the rapid pace of technological development. There are products currently in the market that will compete with the products that we are developing, including chemotherapy drugs and AIDS drugs. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than do we. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our operating results and financial position would suffer.

A competitor developing an opioid antagonist may reach the market ahead of us.

We are aware that Adolor Corporation, in partnership with GlaxoSmithKline plc, is developing an opioid antagonist, alvimopan, for post-operative ileus and chronic opioid bowel dysfunction, which are currently in phase 3 clinical development, as well as for acute opioid-induced bowel dysfunction, which is currently in phase 2 trials. Alvimopan is further along in the clinical development process than MNTX. If alvimopan reaches the market before MNTX, it could acquire a significant competitive advantage relative to MNTX. In any event, the considerable marketing and sales capabilities of GlaxoSmithKline plc may impair our ability to penetrate the market.

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

We intend to continue to pursue new collaborative agreements in the future. For instance, we are currently in discussions with potential strategic collaborators for MNTX. However, we may not be successful in negotiating additional collaborative arrangements. If we do not enter into new collaborative arrangements, we would have to devote more of our resources to clinical product development and product-launch activities, and our cash burn rate would increase or we would need to take steps to reduce our rate of product development.

If we do not remedy our current failure to achieve milestones or satisfy certain conditions regarding some of our product candidates, we may not maintain our rights under our licenses relating to these product candidates.

We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including obtaining product approvals and introducing products, to maintain our rights under our licenses, including our licenses from UR Labs, Inc., Sloan-Kettering Institute for Cancer Research and Columbia University. We may not be able to maintain our rights under these licenses. Under our license agreements relating to GMK and our HIV product candidates we are required, among other things, to have filed for marketing approval for a drug by 2000 and to commence commercialization of the drug by 2002 (for GMK) and to file for marketing approval by 2001 (for the HIV products). We have not achieved these milestones and are unlikely to achieve them soon. If we can establish that our failure to achieve these milestones was as a result of technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled under these license agreements to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. If we do not comply with our obligations under our license agreements, the licensors may terminate them. Termination of any of our licenses could result in our losing rights to, and therefore our being unable to commercialize, any related product.

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

Back to Contents

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

We have constructed two pilot-scale manufacturing facilities, one for the production of vaccines and one for the production of recombinant proteins. We believe that, for these types of product candidates, these facilities will be sufficient to meet our initial needs for clinical trials. However, these facilities may be insufficient for late-stage clinical trials for these types of product candidates, and would be insufficient for commercial-scale manufacturing requirements. We may be required to expand further our manufacturing staff and facilities, obtain new facilities or contract with corporate collaborators or other third parties to assist with production.

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

PRO 542 is a recombinant protein, which generally involves more complex production methods than small-molecule drugs. We are pursuing alternative, potentially redundant manufacturing strategies, including expanding our internal manufacturing through mammalian cell-line fermentation, a standard recombinant manufacturing process, and more sophisticated methods, such as transgenics. Nevertheless, manufacturing PRO 542 is challenging, and these challenges could increase the cost of production, delay product development or commercialization or otherwise adversely impact our ability to commercialize PRO  542.

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

Back to Contents

We do not yet have, and may never obtain, the regulatory approvals we need to successfully market our products.

None of our products have been approved by applicable regulatory authorities for commercialization. The process of obtaining FDA and other required regulatory approvals, including foreign approvals, often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications necessary to gain regulatory approvals. The FDA may not approve for marketing any of our products under development.

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

We own or have licenses to several issued patents. However, the issuance of a patent is not conclusive as to its validity or enforceability. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. Our patents may be successfully challenged. Moreover, we may incur substantial costs in litigation to uphold the validity of patents or to prevent infringement. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Moreover, third parties may avoid our patents through design innovation.

Generally, we have the right to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. In addition, our license agreement with UR Labs regarding MNTX gives us the right to prosecute and maintain the licensed patents. We bear the cost of engaging in some or all of these activities with respect to our license agreements with Sloan-Kettering for GMK, Columbia for our HIV product candidates subject to the Columbia license and UR Labs for MNTX. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under specified circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

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

If we infringe third-party patents, we may need to alter or terminate a product development program.

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

Back to Contents

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

We have no experience in sales, marketing or distribution. If we receive required regulatory approvals, we expect to market and sell our products, including MNTX, principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with a third-party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. We currently do not have a marketing partner for MNTX. To the extent that we enter into distribution, co- marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources these third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources would be required to develop an internal sales force. We may not be able to establish a successful sales force should we choose to do so.

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

We currently obtain supplies of critical raw materials used in production of MNTX and GMK from single sources. In particular, we rely on single-source third-party manufacturers for the supply of both bulk and finished form MNTX. However, we do not have long-term contracts with any of these suppliers. We have supply arrangements in place with our single-source MNTX suppliers. In addition, commercialization of GMK requires an adjuvant, QS-21, available only from Antigenics, Inc. We have entered into a license and supply agreement with a subsidiary of Antigenics pursuant to which they agreed to supply us with all of our QS-21 requirements for use in certain ganglioside-based cancer vaccines, including GMK. Our existing arrangements may not result in the supply of sufficient quantities of MNTX or QS-21 needed to accomplish our clinical development programs, and we may not have the right or capability to manufacture sufficient quantities of these products to meet our needs if our suppliers are unable or unwilling to do so. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

Back to Contents

A substantial portion of our funding comes from federal government grants and research contracts. We cannot rely on these grants or contracts as a continuing source of funds.

A substantial portion of our revenues to date has been derived from federal government grants and research contracts. In addition to previous years’ awards, in 2002 we were awarded, in the aggregate, approximately $5.6 million in National Institutes of Health grants and research contracts. We cannot rely on grants or additional contracts as a continuing source of funds. The government’s obligation to make payments under these grants is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from grants or contracts may be less than those received to date.

If health care reform measures are enacted, our operating results and our ability to commercialize products could be adversely affected.

In recent years, there have been numerous proposals to change the health care system in the U.S. and in foreign jurisdictions. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In some foreign countries, particularly countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In addition, as a result of the trend towards managed health care in the U.S., as well as legislative proposals to reduce government insurance programs, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly approved health care products.

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

Our stock price has a history of significant volatility. Between January 1, 2001 and June 30, 2003, our stock price has ranged from $30.00 to $3.82 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

•	the results of preclinical studies and clinical trials involving our products or those of our competitors;
•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;
•	developments in our relationships with collaborative partners;
•	developments in patent or other proprietary rights;
•	governmental regulation;
•	changes in reimbursement policies;
•	health care legislation;
•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;
•	fluctuations in our operating results; and
•	general market conditions

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

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

Date: October 22, 2003	By: /s/ Robert A. McKinney
Robert A. McKinney Vice President, Finance and Operations (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)

S-1