Form 10-Q
period 2003-09-30
PROGENICS PHARMACEUTICALS INC
filed 2003-11-14
CIK 835887

 Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 12, 2003 there were 13,258,747 shares of common stock, par value $.0013 per share, of the registrant outstanding.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

Back to Contents

PROGENICS PHARMACEUTICALS, INC
CONDENSED BALANCE SHEETS
AT SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS:
Current assets:
Cash and cash equivalents	$11,549,215	$9,446,982
Marketable securities	9,811,883	27,753,984
Accounts receivable	203,048	334,006
Other current assets	938,342	1,573,815

Total current assets	22,502,488	39,108,787
Marketable securities	1,090,000	5,172,808
Fixed assets, at cost, net of accumulated depreciation and amortization	3,675,030	3,705,531
Investment in joint venture	362,402
Deferred stock offering costs	475,000
Restricted cash	530,686	130,795

Total assets	$28,635,606	$48,117,921

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$2,646,732	$2,892,901
Investment deficiency in joint venture		7,127

Total current liabilities	2,646,732	2,900,028

Deferred lease liability	49,885	71,264

Total liabilities	2,696,617	2,971,292

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 authorized; none issued and outstanding

Common stock – $.0013 par value, 40,000,000 shares authorized; issued and outstanding – 13,178,518 in 2003 and 12,681,585 in 2002	17,132	16,486
Additional paid-in capital	93,479,230	91,332,106
Accumulated deficit	(67,575,735)	(46,307,642)
Accumulated other comprehensive income	18,362	105,679

Total stockholders’ equity	25,938,989	45,146,629

Total liabilities and stockholders’ equity	$28,635,606	$48,117,921

The accompanying notes are an integral part of these condensed financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2003	2002	2003	2003

Revenues:
Contract research and development from joint venture	$828,375	$1,817,042	$2,730,988	$3,901,298
Other contract research and development				193,734
Research grants	1,065,249	916,029	3,230,782	3,642,650
Product sales	10,055	8,921	96,946	28,260

Total revenues	1,903,679	2,741,992	6,058,716	7,765,942

Expenses:
Research and development	6,197,426	6,656,787	18,169,356	17,089,313
General and administrative	2,095,259	1,598,831	6,022,708	4,608,020
Loss in joint venture	714,871	999,932	2,680,471	2,108,357
Depreciation and amortization	342,051	288,898	955,526	738,196

Total expenses	9,349,607	9,544,448	27,828,061	24,543,886

Operating loss	(7,445,928)	(6,802,456)	(21,769,345)	(16,777,944)

Other income (expense):
Interest income	123,581	390,162	505,772	1,409,509
Interest expense			(4,520)
Payment from insurance settlement				1,600,000

Total other income	123,581	390,162	501,252	3,009,509

Net loss	$(7,322,347)	$(6,412,294)	$(21,268,093)	$(13,768,435)

Net loss per share – basic and diluted	$(0.56)	$(0.51)	$(1.65)	$(1.10)

The accompanying notes are an integral part of these condensed financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY	COMPREHENSIVE LOSS

	SHARES	AMOUNT

Balance at December 31, 2002	12,681,585	$16,486	$91,332,106	$(46,307,642)	$105,679	$45,146,629
Issuance of compensatory stock options			186,715			186,715

Sale of Common Stock under employee stock purchase plans and exercise of stock options	496,933	646	1,960,409			1,961,055
Net loss				(21,268,093)		(21,268,093)	$(21,268,093)
Change in unrealized gain on marketable securities					(87,317)	(87,317)	(87,317)

Balance at September 30, 2003	13,178,518	$17,132	$93,479,230	$(67,575,735)	$18,362	$25,938,989	$(21,355,410)

The accompanying notes are an integral part of these condensed financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(21,268,093)	$(13,768,435)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	955,526	738,196
Amortization of discounts, net of premiums, on marketable securities	515,287	927,184
Loss in joint venture	2,680,471	2,108,357
Noncash expenses incurred in connection with issuance of common stock and stock options	186,715	255,729
Changes in assets and liabilities:
Decrease in accounts receivable	130,958	136,346
Decrease in other current assets	635,473	60,648
Decrease in accounts payable and accrued expenses	(468,362)	(1,425,172)
Increase in investment in joint venture	(3,050,000)	(2,300,000)
(Decrease) increase in deferred lease liability	(21,379)	24,350

Total adjustments	1,564,689	525,638

Net cash used in operating activities	(19,703,404)	(13,242,797)

Cash flows from investing activities:
Capital expenditures	(925,025)	(1,175,415)
Purchase of certificate of deposit		(1,750,000)
Increase in restricted cash	(399,891)	(121,284)
Sale of marketable securities	24,374,000	22,095,000
Purchase of marketable securities	(2,951,695)	(10,510,586)

Net cash provided by investing activities	20,097,389	8,537,715

Cash flows from financing activities:
Proceeds from the sale of common stock under employee stock purchase plans and the exercise of stock options	1,961,055	1,116,242
Increase in deferred offering costs	(252,807)

Net cash provided by financing activities	1,708,248	1,116,242

Net increase (decrease) in cash and cash equivalents	2,102,233	(3,588,840)

Cash and cash equivalents at beginning of period	9,446,982	10,759,636

Cash and cash equivalents at end of period	$11,549,215	$7,170,796

Supplemental disclosure of noncash investing and financing activities:
Fixed assets included in accounts payable and accrued expenses		$650,896
Deferred stock offering costs in accrued expenses	$222,193

The accompanying notes are an integral part of these condensed financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Interim Financial Statements

Progenics Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company applies its expertise in clinical medicine, immunology and molecular biology to develop biopharmaceuticals to fight viral diseases, such as human immunodeficiency virus (HIV) infection, and cancers, including malignant melanoma and prostate cancer, as well as to enhance symptom management and supportive care. The Company was incorporated in Delaware on December 1, 1986. All of the Company’s operations are located in New York. The Company operates in a single segment.

The Company believes that its existing capital resources together with revenue from currently approved government grants and contracts and revenue from its services agreement with PSMA Development Company LLC should be sufficient to fund operations for at least the next 12 months. There could be changes that would consume the Company’s assets before such time. The Company will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. In addition, the Company’s cash requirements may vary materially from those now planned because of results of research and development and product testing, changes in existing relationships with, or new relationships with, licensees, licensors or other collaborators, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. Other than currently approved grants and research contracts, the Company has no committed external sources of capital and expects no significant product revenues for a number of years as it will take at least that much time, if ever, to bring the Company’s products to the commercial marketing stage. During the third quarter ended September 30, 2003, the Company filed with the U.S. Securities and Exchange Commission a Registration Statement for the public offering of common stock from time to time. See footnote 13. To fund operations beyond 12 months, the Company may sell its common stock pursuant to this Registration Statement and may seek additional financing, such as through other offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of its technology. There can be no assurance, however, that the Company will be able to obtain additional funds on acceptable terms, if at all.

The interim Condensed Financial Statements of the Company included in this report have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as amended.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

2.	Stock-Based Employee Compensation

The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company’s stock as of the grant date is equal to or less than the option exercise price.

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (SFAS No. 148), pro forma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair value-based method of accounting. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value-based method of accounting to compute compensation expense for all stock based awards. Since option grants awarded during 2003 and 2002 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net loss, as reported	$(7,322,347)	$(6,412,294)	$(21,268,093)	$(13,768,435)
Add: Stock-based employee compensation expense included in reported net loss	69,863		69,863
Deduct: Total stock-based employee compensation expense determined under fair value- based method for all awards	(4,273,700)	(2,116,376)	(8,447,406)	(5,320,353)

Pro forma net loss	$(11,526,184)	$(8,528,670)	$(29,645,636)	$(19,088,788)

Net loss per share amounts, basic and diluted:
As reported	$(0.56)	$(0.51)	$(1.65)	$(1.10)
Pro forma	$(0.88)	$(0.68)	$(2.30)	$(1.52)

For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted:  expected volatility of 75% in 2003 and 2002, expected lives of five years (six months for the employee stock purchase plan), zero dividend yield, and weighted-average risk-free interest rate of 2.48% in 2003, and 3.99% in 2002.

The fair value of options and warrants granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

In July 2003, the Company’s Chief Executive Officer was granted 225,000 non-qualified stock options under the Company’s 1996 Amended Stock Option Plan at an exercise price equal to the fair market value on the date of grant. Vesting of one-half of those options will occur nine years and eleven months from the date of grant unless accelerated upon the achievement of defined clinical, financial and operational performance milestones. On September 30, 2003, a performance milestone was achieved, resulting in the vesting of 33,750 options. The Company recognized compensation expense of $69,863 in connection with the vesting of those options, which represents the intrinsic value of those options on the date the performance milestone was achieved. Vesting upon the achievement of additional performance milestones could result in future compensation charges.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

3.	Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of September 30, 2003 and December 31, 2002 consist of the following:

	September 30, 2003	December 31, 2002

Accounts payable	$571,158	$1,199,998
Accrued consulting and clinical trial costs	1,070,430	557,113
Accrued payroll and related costs	511,452	568,358
Accrued professional fees	493,692	567,432

	$2,646,732	$2,892,901

4.	Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and nine months ended September 30, 2003 and 2002, the Company reported net losses and, therefore, no potentially dilutive securities were included in the computation of diluted per share amounts.

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount

2003:
Three months ended September 30, 2003:
Basic and Diluted:	$(7,322,347)	13,079,251	$(0.56)

Nine months ended September 30, 2003:
Basic and Diluted:	$(21,268,093)	12,894,258	$(1.65)

2002:
Three months ended September 30, 2002:
Basic and Diluted:	$(6,412,294)	12,572,519	$(0.51)

Nine months ended September 30, 2002:
Basic and Diluted:	$(13,768,435)	12,521,322	$(1.10)

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

     Options and warrants which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

Three Months Ended September 30,

2003		2002

Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price

5,209,548	$9.91	4,543,640	$8.98

Nine Months Ended September 30,

2003		2002

Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price

4,834,866	$9.32	4,229,517	$8.68

5.	PSMA Development Company LLC

     On June 15, 1999, the Company and Cytogen Corporation (collectively, the Members) formed a joint venture in the form of a limited liability company (the LLC or JV) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (PSMA). Each Member currently owns 50% of the JV and accounts for such investment under the equity method. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a License Agreement and a Services Agreement, as amended (collectively, the Agreements).

     The Company is engaged in a research program on behalf of the JV under the Services Agreement and is compensated for its services based on agreed upon terms. For April 1, 2002 through June 30, 2003, the Company had performed services for the JV under a month-to-month extension of the Services Agreement and a work plan and budget approved by the Members. In July 2003, the Members agreed to an amended Services Agreement (see below). The Company recognizes contract research and development revenue for all amounts earned for research and development services rendered to the JV. For the nine months ended September 30, 2003 and 2002, the Company recognized approximately $2,731,000 and $3,901,000, respectively, of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV, the form and content of subcontractor arrangements entered into by the JV and the terms of any amendments to the existing Services Agreement or any new Services Agreement.

      In July 2003, the Members: (i) agreed to an updated work plan governing the activities of the JV for the remainder of 2003, including the execution of various third-party contracts; (ii) agreed to a budget for the JV’s operations for 2003 and related capital contributions of the parties; and (iii) agreed to an amended Services Agreement pursuant to which the Members will provide research and development services for the remainder of 2003. The JV work plan, budget, and other operational and financial matters relating to periods after 2003 will require the agreement of the Members. If the Members do not agree on terms for future periods, the Company’s revenue for services provided to the JV could be adversely affected.

     During the three and nine months ended September 30, 2003, each Member made capital contributions of $800,000 and $3,050,000, respectively, to fund the operation of the JV.

Back to Contents

     PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

     Selected financial statement data of the JV are as follows:

Statement of Operations Data:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Total revenue	$787	$6,528	$1,692	$10,234
Total expenses (1)	1,430,529	2,006,392	5,362,633	4,226,948

Net loss	$(1,429,742)	$(1,999,864)	$(5,360,941)	$(4,216,714)

(1)	Includes $828,375 and $1,817,042 of contract research and development services performed by the Company during the three months ended September 30, 2003 and 2002, respectively, and $2,730,988 and $3,901,298 of contract research and development services performed by the Company during the nine months ended September 30, 2003 and 2002, respectively.

6.	Insurance Settlement

     In the first quarter of 2002, the Company received a $1.6 million insurance settlement in connection with a casualty loss that had occurred in 2001.

7.	Comprehensive Loss

     Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three and nine months ended September 30, 2003 and 2002, the components of comprehensive loss are:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net loss	$(7,322,347)	$(6,412,294)	$(21,268,093)	$(13,768,435)
Change in net unrealized gain/ loss on marketable securities	(29,297)	(15,588)	(87,317)	(100,786)

Comprehensive loss	$(7,351,644)	$(6,427,882)	$(21,355,410)	$(13,869,221)

8.	NIH Contract

     In September 2003, the Company was awarded a contract by the National Institutes of Health, an agency of the Department of Health and Human Services, to develop an HIV vaccine. The contract provides for up to $28.6 million in funding to the Company over five years. Funding under this contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to the achievement of specified milestones. The Company anticipates that these funds will be used principally in connection with its ProVax HIV vaccine program.

9.	Lease

     On September 30, 2003, the Company executed a lease for additional laboratory, manufacturing and office space in Tarrytown, New York. The base monthly rent under the lease is approximately $74,000 for the period from commencement until August 31, 2007 and approximately $79,000 for the period from September 1, 2007 until December 31, 2009. The Company has the right under the lease to elect to reduce the size of the demised premises by approximately 2,721 square feet, which would result in a commensurate reduction of its payment obligations under the lease.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (cont.)

10.	Reclassification

     Certain reclassifications have been made to the financial statements for 2002 to conform with the currents year’s presentation.

11.	Commitments and Contingencies

     In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 45 (FIN No. 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, an interpretation of SFAS Nos. 5, 57 and 107 and Rescission of FIN No. 34. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantors accounting for, and disclosure of, the issuance of certain types of guarantees. Adoption of FIN No. 45 did not have a material impact on either the operating results or financial position of the Company.

     In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2003.

12.	Impact of Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. FAS 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, FAS 150 is effective immediately. For all other instruments of public companies, FAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to FAS 150 by reporting the cumulative effect of a change in an accounting principle. FAS 150 prohibits entities from restating financial statements for earlier years presented. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements for the third quarter of 2003. The Financial Accounting Standards Board is expected to defer the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company’s financial statements.

     During the quarter ended September 30, 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21 (EITF 00-21) Revenue Arrangements with Multiple Deliverables. The adoption of EITF 00-21 did not have a material impact on the Company’s financial statements for the three or nine months ended September 30, 2003 or 2002.

13.	Subsequent Event

     In November 2003, the Company priced an underwritten public offering of 3,250,000 shares of common stock pursuant to registration statements filed with the U.S. Securities and Exchange Commission. The Company also granted to the underwriters in the offering an option to purchase an additional 487,500 shares of common stock to cover over-allotments incurred in connection with the offering. The estimated net proceeds to the Company, after underwriting discounts and estimated expenses and assuming no exercise of the over-allotment option, are approximately $48.9 million.

Back to Contents

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance, or achievements expressed or implied by such forward-looking statements. These factors include, among others, the uncertainties associated with product development, the risk that clinical trials will not commence or proceed as planned, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials do not demonstrate efficacy in larger scale clinical trials, the risk that we may not be able to manufacture commercial quantities of our products, the uncertainty of future profitability and other factors set forth more fully in this Form 10-Q, including those described under the caption “Risk Factors,” and other periodic filings with the Securities and Exchange Commission, to which investors are referred for further information.

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

Overview

     We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. We commenced principal operations in late 1988 and since that time have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that we have under development, we will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, we cannot predict the amount of funds that we will require, or the length of time that will pass, before we receive revenues from sales of any of our products.

     To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through September 30, 2003 have been payments received under our current and former collaboration agreements and from PSMA Development Company LLC, our joint venture with Cytogen Corporation (the “joint venture” or “JV”), research grants and contracts related to our cancer and HIV programs and interest income.

     To date, a majority of our expenditures have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at September 30, 2003, an accumulated deficit of approximately $67.6 million. We will require additional funds to complete the development of our products, to fund the cost of clinical trials and to fund operating losses that we expect to continue for the foreseeable future. We do not expect our products under development to be commercialized in the near future.

     We have a 50% interest in PSMA Development Company LLC. We were required to fund the first $3.0 million of the joint venture’s research and development costs. We recorded these amounts as capital contributions to the joint venture. During the fourth quarter of 2001, we surpassed the $3.0 million threshold, at which time we began recognizing revenue for services and costs being provided to and paid by the joint venture. The level of future revenues from the joint venture will depend upon the extent of research and development services requested by the joint venture and the future financial position of the joint venture.

     We provide services to the joint venture under a services agreement. From April 1, 2002 through June 30, 2003, we performed services for the joint venture under a month-to-month extension of the services agreement. In July 2003, we and Cytogen agreed to an

Back to Contents

updated work plan governing the activities of the joint venture for the remainder of 2003, including the execution of various third-party contracts. In addition, we and Cytogen agreed to a budget for 2003 and our respective capital contributions for the year. We and Cytogen also agreed to an amended services agreement pursuant to which the members of the joint venture will provide research and development services for the remainder of 2003. The joint venture’s work plan, budget and other operational and financial matters relating to periods after 2003 will require the agreement of the members of the joint venture. If we do not agree on terms for future periods, our revenues could be adversely affected.

Results of Operations

Three Months Ended September 30, 2003 and 2002

Revenues:

     Our revenues consist of contract research and development revenue from the joint venture, revenue from other contract research and development, research grants and product sales. Contract research and development revenue from the joint venture, which represents research and development services performed by us for the JV, decreased to $828,000 for the three months ended September 30, 2003 from $1,817,000 for the three months ended September 30, 2002. In 2003, contract research and development revenue consisted primarily of reimbursement of labor costs expended by us on behalf of the JV. All other costs were paid directly by the JV. In 2002, contract research and development revenue included reimbursement of all of the JV’s expenses, which we paid. Therefore, although our revenue decreased period-to-period by $989,000, our research and development work performed for the JV actually remained relatively stable.

     Revenues from research grants increased to $1,065,000 for the three months ended September 30, 2003 from $916,000 for the three months ended September 30, 2002. The increase resulted from the funding of a greater number of grants during the 2003 period.

     Revenues from product sales increased to $10,000 for the three months ended September 30, 2003 from $9,000 for the three months ended September 30, 2002. We received more orders for research reagents during the 2003 period.

Expenses:

     Our research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, patent costs, and product manufacturing costs. Research and development expenses decreased to $6,197,000 for the three months ended September 30, 2003 from $6,657,000 for the three months ended September 30, 2002. The decrease was principally due to (i) decreased spending of $690,000 in our HIV research programs, (ii) a decrease of $533,000 in manufacturing supplies (particularly for methylnaltrexone (MNTX) and GMK), (iii) decreased spending of $278,000 in the PSMA program, (iv) a decrease in license fees of $130,000, (v) a $127,000 decrease in general supplies, and (vi) a decrease of $81,000 in consulting costs, offset in large part by (i) an increase of $457,000 in clinical trial expenses related to MNTX clinical trials and the accrual of a clinical milestone of $412,000 related to GMK, (ii) an increase of $338,000 related to an increase in headcount in 2003 in the research and development, manufacturing and medical departments, (iii) an increase of $89,000 in contract manufacturing related to MNTX and (iv) an increase of $83,000 in operating expenses and travel.

     In late 2001, we in-licensed MNTX, an investigational drug in late-stage clinical development designed to reverse certain side effects of opioid pain medications. MTNX has entered phase 3 clinical trials and has become our lead product candidate. A major portion of our spending has been, and is expected to continue to be, concentrated on this product, and such expenses could increase significantly as clinical trials progress.

     Our general and administrative expenses include executive and administrative personnel, professional fees, office rent and supplies. General and administrative expenses increased to $2,095,000 for the three months ended September 30, 2003 from $1,599,000 for the three months ended September 30, 2002. The increase was principally due to (ii) an increase of $266,000 related to an increase in headcount, (i) an increase of $224,000 in professional fees, specifically related to legal fees for the negotiation of our new lease and the timing of accrual of audit fees, and (iii) an increase of $66,000 in operating expenses including rent, supplies and general liability and directors and officers liability insurance, offset in part by decreases of $22,000 in travel, $15,000 in consulting fees and $23,000 in corporate taxes. Included in the $266,000 headcount increase above is $70,000 of non-cash compensation expense related to the vesting in part of options granted in July 2003 to our Chief Executive Officer. The grant was for 225,000 non-qualified stock options under our 1996 Amended Stock Option Plan at an exercise price equal to the fair market value of our common stock on the date of grant. Vesting of one-half of those options will occur nine years and eleven months from the date of grant unless

Back to Contents

accelerated upon achievement of defined clinical, financial and operational performance milestones. On September 30, 2003, a performance milestone was achieved, resulting in the vesting of the option as to 33,750 shares of common stock. We recognized compensation expense of $70,000 in connection with the vesting of those options, which represents the intrinsic value of those options on the date the performance milestone was achieved. Achievement of additional performance milestones could result in future compensation charges.

     Loss in joint venture decreased to $715,000 for the three months ended September 30, 2003 from $1,000,000 for the three months ended September 30, 2002. We recognize our share of the loss under the terms of the JV. The decrease was due to a decrease in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, the JV commenced clinical trials with one product candidate and incurred contract manufacturing expenses earlier in 2003. The level of future losses from the JV will be dependent upon the extent of research and development costs expended by the JV, the future financial position of the JV and the extension, if any, and terms of an amended services agreement or of a new services agreement with the JV. The level of commitment by Cytogen and us to fund the JV is based on an annual budget that is approved by the members of the JV. The members will need to agree on such a budget for periods after 2003.

     Depreciation and amortization expense increased to $342,000 for the three months ended September 30, 2003 from $289,000 for the three months ended September 30, 2002 as we purchased new capital equipment and incurred expenses for leasehold improvements to support our growth.

     Interest income decreased to $124,000 for the three months ended September 30, 2003 from $390,000 for the three months ended September 30, 2002 as cash available for investment decreased and was subject to lower interest rates in 2003.

     Our net loss for the three months ended September 30, 2003 was $7,322,000 compared to net loss of $6,412,000 for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 and 2002

Revenues:

     Contract research and development revenue from the joint venture decreased to $2,731,000 for the nine months ended September 30, 2003 from $3,901,000 for the nine months ended September 30, 2002. In 2003, contract research and development revenue consisted primarily of reimbursement of labor costs expended by us on behalf of the JV. All other costs were paid directly by the JV. In 2002, contract research and development revenue included reimbursement of all of the JV’s expenses, which we paid. Therefore, although our revenue decreased period-to-period, our research and development work performed for the JV actually increased.

     Revenues from other contract research and development decreased to $0 for the nine months ended September 30, 2003 from $194,000 for the nine months ended September 30, 2002. The decrease resulted from the expiration of two collaboration agreements in the first quarter of 2002.

     Revenues from research grants decreased to $3,231,000 for the nine months ended September 30, 2003 from $3,643,000 for the nine months ended September 30, 2002. The decrease resulted from the funding of a fewer number of grants during the 2003 period.

     Revenues from product sales increased to $97,000 for the nine months ended September 30, 2003 from $28,000 for the nine months ended September 30, 2002. We received more orders for research reagents during the 2003 period.

Expenses:

     Research and development expenses increased to $18,169,000 for the nine months ended September 30, 2003 from $17,089,000 for the nine months ended September 30, 2002. The increase was principally due to (i) an increase of $1,451,000 related to increased headcount in 2003 in our research and development, manufacturing and medical departments, (ii) an increase of $1,105,000 in clinical trial expenses related to MNTX clinical trials and the accrual of a clinical milestone of $412,000 related to GMK, (iii) increases in contract manufacturing of $714,000 for HIV products, $306,000 for MNTX, and $95,000 for other programs, (iv) an increase of $71,000 in laboratory supplies for MNTX and (v) an increase of $65,000 in operating expenses and travel, offset in part by (i) a decrease of $1,965,000 in laboratory supplies, including decreases of $776,000 in the HIV programs, $877,000 in the PSMA programs, $205,000 in general supplies and $107,000 for GMK, (ii) a decrease in license fees of $470,000, (iii) a decrease in contract manufacturing of $342,000 in PSMA and (iv) a decrease of $172,000 in professional fees, including legal and consulting fees.

Back to Contents

     General and administrative expenses increased to $6,023,000 for the nine months ended September 30, 2003 from $4,608,000 for the nine months ended September 30, 2002. The increase was principally due to (i) an increase of $723,000 in professional fees, specifically related to legal fees related to patents and negotiation of our new lease, and the timing of accrual of audit fees, (ii) an increase of $510,000 related to an increase in headcount, and (iii) an increase of $182,000 in operating expenses including rent, supplies and general liability and directors and officers liability insurance. Included in the $510,000 headcount increase above is $70,000 of non-cash compensation expense related to the vesting of options granted in July 2003 to our Chief Executive Officer.

     Loss in joint venture increased to $2,680,000 for the nine months ended September 30, 2003 from $2,108,000 for the nine months ended September 30, 2002. The increase was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, the JV commenced clinical trials with one product candidate and incurred contract manufacturing expenses beginning in 2003.

     Depreciation and amortization expense increased to $956,000 for the nine months ended September 30, 2003 from $738,000 for the nine months ended September 30, 2002 as we purchased new capital equipment and incurred expenses for leasehold improvements to support our growth.

     Interest income decreased to $506,000 for the nine months ended September 30, 2003 from $1,410,000 for the nine months ended September 30, 2002 as cash available for investment decreased and was subject to lower interest rates in 2003.

     Our net loss for the nine months ended September 30, 2003 was $21,268,000 compared to a net loss of $13,768,000 for the nine months ended September 30, 2002.

     Liquidity and Capital Resources

     We have funded our operations since inception primarily through two public offerings of common stock, private placements of equity securities, payments received under collaboration agreements, funding under government research grants and contracts, interest on investments, a line of credit that was repaid and terminated and the proceeds from the exercise of outstanding options and warrants.

     At September 30, 2003, we had cash, cash equivalents and marketable securities totaling $22.5 million compared with $42.4 million at December 31, 2002. The net cash used in operations for the nine months ended September 30, 2003 was $19.7 million compared with $13.2 million of net cash used in operations for the same period in 2002. The increase in net cash used in operations for the nine months ended September 30, 2003 resulted primarily from higher net losses resulting from increased research and development activity in connection with MNTX and PSMA and increased contributions to the JV.

     The net cash provided by investing activities for the nine months ended September 30, 2003 was $20.1 million compared with $8.5 million of net cash provided by investing activities for the same period in 2002. The net cash provided by investing activities for the nine months ended September 30, 2003 resulted primarily from the net sale of $24.4 million of marketable securities offset by the purchase of a $3.0 million certificate of deposit and the purchase of $925,000 of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional research and development space. We expect to spend an additional $250,000 during the balance of 2003 in connection with the installation of a new bioreactor.

     Net cash provided by financing activities for the nine months ended September 30, 2003 was $1,708,000 as compared with $1,116,000 of net cash provided by financing activities for the same period in 2002. The net cash provided by financing activities for both periods reflects the exercise of stock options under our employee stock option plans and the sale of common stock under our employee stock purchase plans. Through September 30, 2003, we have paid $253,000 of costs associated with the filing of a registration statement contemplating the sale from time to time of shares of our common stock and an additional $222,000 of costs have been accrued. These costs will be offset against any proceeds when and if an offering is completed.

     We are required to make capital contributions to fund 50% of the current and future spending on the PSMA projects under the terms of the JV. This amount was $3.1 million during the nine months ended September 30, 2003. The level of commitment by Progenics and Cytogen to fund the JV is based on a budget requiring approval by both parties. The current budget is intended to be sufficient to fund research and development projects for the current year. The budget must also consider the ability of the members to fund the JV.

Back to Contents

     We provide services to the joint venture under a services agreement. For the six months ended June 30, 2003, we performed services for the joint venture under a month-to-month extension of the services agreement and a work plan and budget approved by the members. For the nine months ended September 30, 2003, we recognized approximately $2,731,000 of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the joint venture will be dependent upon the extent of research and development services requested by the joint venture, the future financial position of the joint venture and the extension, if any, and terms of an amended services agreement or of any new services agreement.

     In July 2003, we and Cytogen:  (i)  agreed to an updated work plan governing the activities of the joint venture for the remainder of 2003, including the execution of various third-party contracts; (ii) agreed to a budget for the joint venture’s operations for 2003 and related capital contributions of the parties; and (iii) agreed to an amended services agreement pursuant to which the members will provide research and development services for the remainder of 2003. The joint venture work plan, budget, and other operational and financial matters relating to periods after 2003 will require the agreement of the members of the joint venture.

     We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity.

     In September 2003, we were awarded a contract by the NIH, an agency of the Department of Health and Human Services, to develop an HIV vaccine. The contract provides for up to $28.6 million in funding to us over five years. Funding under this contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program.

     We believe that our existing capital resources, including the anticipated net proceeds from a public offering of our common stock priced in November 2003, together with revenue from currently approved government grants and contracts and revenue from the services agreement with the JV should be sufficient to fund operations at least through the first half of 2005. During the next 12 months, we expect to expend substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

     During the third quarter ended September 30, 2003, we filed with the U.S. Securities and Exchange Commission a Registration Statement for the public offering of our common stock from time to time and, as described above, priced a public offering in November 2003. To fund operations beyond 12 months, we plan to rely on our existing capital resources, including the anticipated net proceeds from the offering described above, and may also seek additional financing such as through other offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. We will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

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

Back to Content

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

     The following table summarizes our contractual obligations as of September 30, 2003, for future operating lease payments and license and milestone payments for license and corporate collaboration agreements:

	Total	Less than one year	Payments Due by Period		Greater than 5 years
			1 to 3 years	4 to 5 years
	(in $ millions)
Operating leases	$7.0	$1.6	$2.4	$1.8	$1.2
License and collaboration agreements (1)	25.5	6.2	3.4	3.5	12.4

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

Impact of Recently Issued Accounting Standards

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FAS 150 specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. FAS 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments:  (1) mandatorily redeemable financial instruments; (2) obligations to repurchase the issuer’s equity shares by transferring assets and (3) certain obligations to issue a variable number of shares. FAS 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, FAS 150 is effective immediately. For all other instruments of public companies, FAS 150 goes into effect at the beginning of the first interim period beginning after June 15, 2003. For contracts that were created or modified before May 31, 2003 and still exist at the beginning of the first interim period beginning after June 15, 2003, entities should record the transition to FAS 150 by reporting the cumulative effect of a change in an accounting principle. FAS 150 prohibits entities from restating financial statements for earlier years presented. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements for the third quarter of 2003. The Financial Accounting Standards Board is expected to defer the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company’s financial statements.

     During the quarter ended September 30, 2003, the Company adopted Emerging Issues Task Force Issue No. 00-21 (EITF 00-21) Revenue Arrangements with Multiple Deliverables. The adoption of EITF 00-21 did not have a material impact on the Company’s financial statements for the three and nine months ended September 30, 2003 or 2002.

Risk Factors

     Our business and operations entail a variety of risks and uncertainties, including those described below:

Our product development programs are inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. These risks include, but are not limited to, the possibility that:

Back to Content

•	the technologies we use will not be effective;
•	our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals;
•	our product candidates will be hard to manufacture on a large scale or will not be economical to market; or
•	we do not successfully overcome technological challenges presented by our products.

Our MNTX product candidate is based on a novel method of action, which has not yet been proven to be safe or effective. Additionally, some of our HIV product candidates are designed to be effective by blocking viral entry, and our GMK product candidate is designed to be a therapeutic cancer vaccine. To our knowledge, other than Trimeris’ Fuzeon™ product, no drug designed to treat HIV infection by blocking viral entry and no cancer therapeutic vaccine has been approved for marketing in the U.S. Our other research and development programs involve similarly novel approaches to human therapeutics. Consequently, there is little precedent for the successful commercialization of products based on our technologies. We may not be able to develop successfully any of our products.

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

We have several ongoing late-stage clinical trials. We have an ongoing phase 3 clinical trial for MNTX and expect to commence an additional phase 3 clinical trial of MNTX in 2003. It is likely that we will need to successfully complete both of these trials in order to obtain FDA approval to market MNTX. We have also commenced a phase 2 clinical trial of MNTX for another indication and plan to commence an additional phase 1 trial involving MNTX before the end of 2003. If the results of any of these trials are not satisfactory, or if we encounter clinical trial supply issues, our MNTX development program would be adversely affected, resulting in delays in the commencement of planned trials and our regulatory filing. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for and obtaining the regulatory approvals necessary to market MNTX. Since MNTX is our most clinically advanced product, a setback of this nature would have a material adverse effect on our business.

We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK. ECOG’s decision was based on an early analysis of data which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha-interferon. As a result of the actions of ECOG that trial did not complete patient dosing as contemplated by the initial trial protocol. We are continuing to follow-up with patients who were enrolled in that trial. However, we cannot predict how long this will take or what the results will show, and we do not expect to know the results much before the first half of 2004 or later. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

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

Back to Content

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

To achieve the results we need to obtain regulatory approval, we or our collaborators must demonstrate a product’s safety and efficacy in humans through extensive preclinical and clinical testing. Numerous events may arise during, or as a result of, the testing process, including the following:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;
•	potential products may not have the desired efficacy or may have undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;
•	results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;
•	after reviewing test results, we or our collaborators may abandon projects which we might previously have believed to be promising; and
•	we, our collaborators or regulators may suspend or terminate clinical trials if we or they believe that the participating subjects or patients are being exposed to unacceptable health risks.

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

We are aware that Adolor Corporation, in partnership with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing an opioid antagonist, alvimopan, for post-operative ileus and chronic opioid bowel dysfunction, which are currently in phase 3 clinical development, as well as for acute opioid-induced bowel dysfunction, which is currently in phase 2 trials. Alvimopan is further along in the clinical development process than MNTX. If alvimopan reaches the market before MNTX, it could achieve a significant competitive advantage relative to MNTX. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

Back to Content

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

We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including filing for and obtaining product approvals and introducing products, to maintain our rights under our licenses, including our licenses from UR Labs, Inc., Sloan-Kettering Institute for Cancer Research and Columbia University. We may not be able to maintain our rights under these licenses. Under our license agreements relating to GMK and our HIV product candidates, including PRO 542, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to commence commercialization of the drug by 2002 (for GMK) and to have filed for marketing approval by 2001 (for the HIV products). We have not achieved these milestones and are unlikely to achieve them soon. If we can establish that our failure to achieve these milestones was as a result of technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled under these license agreements to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. If we do not comply with our obligations under our license agreements, the licensors may terminate them. Termination of any of our licenses could result in our losing our rights to, and therefore our being unable to commercialize, any related product.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of September 30, 2003 we had an accumulated deficit of approximately $67.6 million. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant

Back to Content

product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand development and clinical trial efforts.

Our ability to achieve long-term profitability is dependent in part on obtaining regulatory approvals for products and entering into agreements for commercialization of our products. However, our operations may not be profitable even if any of our products under development are commercialized.

We are likely to need additional financing, but our access to capital funding is uncertain.

Our current and anticipated development projects require substantial capital. We are likely to need substantial additional funds to conduct product development activities. In November 2003 we priced an underwritten public offering of 3,250,000 shares of our common stock and granted to the underwriters an option to purchase an additional 487,500 shares to cover over-allotments incurred in connection with the offering. We expect to receive approximately $48.9 million in net proceeds from this offering (assuming that the underwriters do not exercise their over-allotment option). We believe that the anticipated net proceeds from this offering, together with our existing capital resources, revenue from currently approved government grants and contract and revenue from the services agreement with our joint venture with Cytogen, should be sufficient to fund our operations at least through the first half of 2005. We cannot predict with any certainty when we will need additional funds or how much we will need. Our need for future funding will depend on numerous factors, many of which are outside our control.

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

If we raise additional funds by issuing equity securities, our current stockholders will be diluted, and new investors could have rights superior to our existing stockholders.

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

Back to Content

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

We and our products are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of pharmaceutical products. If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

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

Even if we obtain regulatory approval to market a product:

•	we might not obtain labeling claims necessary to make the product commercially viable;
•	we may be required to undertake post-marketing trials to verify the product’s efficacy or safety;
•	identification of the side effects after the product is on the market or the occurrence of manufacturing problems could result in subsequent withdrawal of approval, reformulation of the product, additional preclinical testing or clinical trials, changes in labeling of the product or the need for additional marketing applications; and
•	we will be subject to ongoing FDA obligations and continued regulatory review.

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

Back to Content

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

There may be patent rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products conflict with patent rights of others, they could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any patent that we infringe may not be available on acceptable terms or at all. For example, we have filed a number of U.S. and foreign patent applications, one of which is owned jointly with the Aaron Diamond AIDS Research Center, relating to the discovery of the HIV co-receptor CCR5. We are aware that other groups have claimed discoveries similar to those covered by our patent applications. We do not expect to know for several years the relative strength of our patent position as compared to these other groups. We are aware of other intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating PSMA or related compounds that have patents or patent applications in this area. If asserted against us, these rights could adversely affect our ability to commercialize some of our products.

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

Back to Content

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

Back to Content

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

Product liability insurance for the biopharmaceutical industry is generally expensive, when available at all. We have obtained product liability insurance in the amount of $5.0 million per occurrence, subject to a deductible and a $5.0 million aggregate limitation. In addition, where local statutory requirements exceed the limits of our existing insurance or where local policies of insurance are required, we maintain additional clinical trial liability insurance to meet these requirements. Our present insurance coverage may not be adequate to cover claims brought against us. In addition, some of our license and other agreements require us to obtain product liability insurance. Adequate insurance coverage may not be available to us at a reasonable cost in the future.

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

Our stock price has a history of significant volatility. Between January 1, 2001 and September 30, 2003, our stock price has ranged from $30.00 to $3.82 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

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

Back to Content

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

Our Board of Directors is authorized, without further stockholder action, to issue from time to time shares of preferred stock in one or more designated series or classes. The issuance of preferred stock, as well as provisions in certain of our stock options that provide for acceleration of exercisability upon a change of control, and Section 203 and other provisions of the Delaware General Corporation Law could:

•	make the takeover of Progenics or the removal of our Board of Directors or management more difficult;
•	discourage hostile bids for control of Progenics in which stockholders may receive a premium for their shares of common stock; and
•	otherwise dilute the rights of holders of our common stock and depress the market price of our common stock.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $22.6 million at September 30, 2003. Approximately $10.9 million of these investments had fixed interest rates, and $11.7 had interest rates that were variable.

     Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the September 30, 2003 market interest rates would result in a decrease of approximately $0.047 million in the market values of these investments.

Item 4.  Controls and Procedures

     The Company maintains “disclosure controls and procedures,” as such term is defined under Rules13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Finance and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also established a disclosure committee that consists of certain members of the Company’s senior management.

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

Back to Content

     There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 5.  Other Information

     In November 2003, we priced an underwritten public offering of 3,250,000 shares of common stock pursuant to registration statements filed with the U.S. Securities and Exchange Commission. We also granted to the underwriters in the offering an option to purchase an additional 487,500 shares of common stock to cover over-allotments incurred in connection with the offering. The estimated net proceeds to us, after underwriting discounts and estimated expenses and assuming no exercise of the over-allotment option, are approximately $48.9 million.

Item 6.  Exhibits and Reports on Form 8-K

     (a)      Exhibits

10.25	Research and Development Contract between the National Institutes of Health and the Company, dated September 26, 2003
10.26	Agreement of Lease between Eastview Holdings LLC and the Company, dated September 30, 2003
10.27	Letter Agreement amending Agreement of Lease between Eastview Holdings LLC and the Company, dated October 23, 2003
31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Robert A. McKinney, Vice President, Finance and Operations (Principal Finance and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)      Reports on Form 8-K

A Form 8-K was furnished on July 30, 2003, incorporating by reference the registrant’s press release, dated July 30, 2003 announcing its results of operations for the second quarter ended June 30, 2003 and first half of 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

Date: November 14, 2003	By:	/s/ Robert A. McKinney
Robert A. McKinney Vice President, Finance and Operations (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)