Form 10-K
period 2003-12-31
PROGENICS PHARMACEUTICALS INC
filed 2004-03-12
CIK 835887

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003 or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to __________

Commission File No. 000-23143

PROGENICS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3379479 (I.R.S. Employer Identification Number)

777 Old Saw Mill River Road
Tarrytown, NY 10591
(Address of principal executive offices, including zip code)
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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003, based upon the last reported sale price of the Common Stock on the Nasdaq National Market of $15.06 per share, was approximately $121,201,000.(1) As of March 10, 2004, 16,760,348 shares of Common Stock, par value $.0013 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—Portions of the Registrant’s definitive Proxy Statement with respect to the Registrant’s Annual Meeting of Stockholders, to be filed not later than 120 days after the close of the Registrant’s fiscal year.

(1)	Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an “affiliate” of the Registrant for purposes of the Federal securities

Back to Contents

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding registrants, including Progenics, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

GENERAL

Overview

Progenics Pharmaceuticals, Inc. is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward symptom management and supportive care, HIV infection and cancer. We have four product candidates in clinical development and several others in preclinical development.

Our product candidate in the area of symptom management and supportive care is methylnaltrexone (MNTX), a compound in pivotal phase 3 clinical testing. A pivotal clinical trial is one that is designed to produce results sufficient to support regulatory approval. MNTX is designed to treat the debilitating side effects of narcotic-based pain relievers, which are referred to as opioid analgesics, without interfering with pain relief. We are conducting a broad clinical development program for MNTX in several settings. The first three indications that we are pursuing are:

•	treatment of constipation in patients with advanced medical illness who are receiving opioids;

•	treatment of post-operative ileus, a paralysis of the gastrointestinal tract that frequently occurs in patients after abdominal and other major surgeries; and

•	treatment of gastrointestinal dysfunction and other opioid-induced side effects in patients with chronic pain, including those suffering from headaches, joint pain, lower-back pain, sickle-cell disease, muscle pain and other disorders.

Each of these indications represents a large potential market. We are developing a different dosage form for each indication: subcutaneous for patients with advanced medical illness; intravenous for patients with post-operative ileus; and oral for patients with chronic pain.

In our phase 2b clinical trial, MNTX induced a more regular laxation schedule in opioid-treated patients with advanced medical illness. In addition, we observed a significant dose-dependent laxation response and no evidence of breakthrough pain.

Back to Contents

In December 2002, we began a pivotal phase 3 clinical trial of MNTX for the treatment of opioid-induced constipation in patients with advanced medical illness (AMI). In January 2004, we initiated a second pivotal phase 3 clinical trial of MNTX for the same indication. Constipation is a serious medical problem for patients with terminal illnesses who are being treated with narcotics to relieve pain. MNTX is designed to reverse the side effects of opioid therapy while maintaining pain relief, an important need not currently met by any approved drugs. Pending successful completion of these two clinical trials and receipt of regulatory approval, we believe MNTX may be our first product candidate to be approved for marketing, which may occur as early as 2005. We are seeking to establish a strategic collaboration with a large pharmaceutical company to support our development and commercialization efforts for MNTX. While we are engaged in discussions with several potential collaborators, these can be no assurance that any of these discussions will be concluded successfully.

In the area of HIV infection, we are developing viral-entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. We are conducting a multi-dose phase 2 clinical trial with our lead HIV product candidate, PRO 542, a genetically engineered molecule designed to selectively target and neutralize HIV. We are also in preclinical development with PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. We plan to file an Investigational New Drug Application with the FDA and begin clinical testing of PRO 140 in the first half of 2004.

In addition, we are developing immunotherapies for prostate cancer, including monoclonal antibodies directed against prostate specific membrane antigen (PSMA), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. Our PSMA programs are being conducted through PSMA Development Company LLC, our joint venture with Cytogen Corporation. We are also studying a cancer vaccine, GMK, in phase 3 clinical trials for the treatment of malignant melanoma.

We are actively seeking out other promising products and technologies around which to build development programs. Our in-licensing strategy has been the basis for our clinical development programs for MNTX, novel HIV therapeutics and cancer immunotherapies. Except with respect to our development programs targeting PSMA, which are being conducted through our joint venture with Cytogen, we own the worldwide commercialization rights to each of our product candidates.

The following table summarizes the current status of our principal development programs and product candidates:

Program/Product Candidates	Indication/Use	Status (1)
Symptom Management and Supportive Care
MNTX	Treatment of constipation in patients with advanced medical illness who are receiving opioids	Phase 3
	Treatment of patients with post-operative ileus	Phase 2
	Treatment of opioid side effects in patients with chronic pain	Phase 1
HIV
PRO 542	HIV therapy	Phase 2
PRO 140	HIV therapy	Phase 1 expected to begin in first half of 2004
CD4 attachment and gp41 fusion inhibitors	HIV therapy	Research
ProVax	HIV vaccine	Research
Prostate Cancer
PSMA(2):
Recombinant protein vaccine	Immunotherapy for prostate cancer	Phase 1
Viral-vector vaccine	Immunotherapy for prostate cancer	Phase 1 expected to begin in 2004
Monoclonal antibody	Immunotherapy for prostate cancer	Phase 1 expected to begin in first half of 2005
Other
GMK vaccine	Immunotherapy for melanoma	Phase 3
Hepatitis C therapeutic	Therapy for hepatitis C virus infection	Research

Back to Contents

(1)	“Research” means initial research related to specific molecular targets, synthesis of new chemical entities, assay development or screening for the identification of lead compounds.
Phase 1-3 clinical trials are safety and efficacy tests in humans as follows:
“Phase 1”: Evaluation of safety.
“Phase 2”: Evaluation of safety, dosing and activity or efficacy.
“Phase 3”: Larger scale evaluation of safety and efficacy.
(2)	Programs conducted through PSMA Development Company LLC, our joint venture with Cytogen Corporation.

See “—Government Regulation.” The actual timing of events can vary dramatically relative to the expected timing described in the table above due to a variety of factors. See “—Risk Factors—Our clinical trials could take longer to initiate or complete than we expect.”

None of our product candidates have received FDA approval, and we have not yet received any revenue from the sale of any of our product candidates. We must receive marketing approval from the FDA before we can commercialize any of our product candidates.

Symptom Management and Supportive Care

Narcotic medications such as morphine and codeine, which are referred to as opioids, are the mainstay in controlling severe pain. We estimate that approximately 190 million prescriptions for opioids are written annually in the U.S. Physicians prescribe opioids for patients with advanced medical illness, patients undergoing surgery and patients who experience chronic pain, as well as for other indications.

Opioids relieve pain by interacting with receptors that are located in the brain and spinal cord, which comprise the central nervous system. Opioids also activate receptors outside the central nervous system, resulting, in many cases, in undesirable side effects, including constipation, delayed gastric emptying, nausea and vomiting, itching and urinary retention. Current treatment options for opioid-induced constipation include laxatives and stool softeners, which are only minimally effective. As a result, patients may have to stop opioid therapy and endure pain in order to obtain relief from opioid-induced constipation and other side effects.

MNTX

MNTX is a selective, peripheral, opioid-receptor antagonist that is designed to reverse certain side effects induced by treatment with opioids. MNTX is a novel derivative of naltrexone, a drug that is prescribed for narcotic and alcohol dependence. MNTX competes with opioid analgesics for binding sites on opioid receptors, but is unable to cross the blood-brain barrier. As a result, MNTX “turns off” the effects of opioid analgesics outside the central nervous system. MNTX binds to local opioid receptors in the gastrointestinal tract and is also absorbed into the bloodstream, potentially relieving opioid-related side effects elsewhere in the body, including skin itch and urinary retention. To date, patients treated with MNTX in addition to opioid pain medications have experienced no decline in pain relief and have experienced a reversal of many of the side effects related to opioids.

We licensed worldwide exclusive rights to MNTX from UR Labs, Inc. in October 2001. UR Labs had licensed MNTX from the University of Chicago, where it was discovered (See “—Licenses—UR Labs”). MNTX has been studied in more than 400 patients and volunteers in numerous clinical trials. The compound has been shown in clinical trials, to date, to be well tolerated and highly active in blocking opioid-related side effects without interfering with pain relief.

Advanced Medical Illness. The first indication we are pursuing for MNTX is relief of opioid-induced bowel dysfunction in patients with AMI, including cancer, AIDS and heart disease. Approximately 1.2 million deaths occur each year in the U.S. from AMI. The vast majority of these patients receive opioids for pain prior to their death and suffer debilitating constipation.

Back to Contents

At the June 2003 meeting of the American Society of Clinical Oncology, we presented data from a multi-center, 33-patient phase 2b clinical trial of MNTX for the reversal of opioid-induced constipation in patients with advanced medical illness. Patients were randomized to receive one of four doses of MNTX: 20 mg, 12.5 mg, 5 mg and a 1 mg dose, which was intended to function as a placebo dose. Patients received a subcutaneous injection and were treated every-other-day for one week. After the one-week blinded dosing period, patients were eligible to receive open-label doses of MNTX for up to three additional weeks. An analysis of the data showed that MNTX had significant activity at various doses. Median time to laxation was approximately one hour after receiving active doses of MNTX. In contrast, with the 1 mg dose, time to laxation exceeded 48 hours. Laxation within four hours of dosing was reported in approximately 60% of patient doses for the active MNTX dose range and was approximately 10% of the 1 mg dose. Furthermore, the 24-hour laxation response rate for patients receiving active doses averaged 66% on treatment days as opposed to an average of only 4% on non-treatment days. Results from the entire study (double-blinded and open-label portions) showed that 58% of patients receiving active doses of MNTX laxated within four hours, and that patients who were treated in the open label portion of the study experienced drug activity for up to one month. In addition, the median frequency of laxations increased from two per week pre-treatment to four to six bowel movements per week while on treatment at the active doses of MNTX.

There were no serious adverse events reported related to MNTX in the phase 2b clinical trial. The most common side effects were transient flatulence and mild abdominal cramping, which are necessary physiological prerequisites to a bowel movement in patients with significant constipation. As in previous trials, no evidence of opioid withdrawal was observed in the phase 2b trial, and there was no increase in analgesic requirements.

Based upon the preliminary results of the open-label portion of the phase 2b study and the findings of prior clinical trials, we began enrolling patients in a randomized, double-blind, placebo-controlled pivotal phase 3 clinical study in December 2002 to evaluate the ability of single subcutaneous doses of MNTX to induce laxation within four hours. We expect to complete enrollment of a total of approximately 150 patients for this study by mid-year 2004. This clinical trial also includes a three-week open-label phase in which patients receive MNTX as required.

In January 2004, we initiated a second pivotal phase 3 clinical trial of MNTX. The trial is a randomized, double-blind, placebo-controlled study that is designed to measure the ability of MNTX to induce laxation within four hours in patients with AMI and opioid-induced constipation. In addition, the study will evaluate the ability of MNTX to restore patients to a normal bowel schedule of three or more laxations per week. Approximately 130 patients will receive study medication every-other day for two weeks at hospice centers across the United States and Canada. Thereafter, they will be eligible to enter an MNTX open-label extension study for an additional three months. We expect to complete enrollment of this second pivotal phase 3 trial of MNTX by the end of 2004. It is likely that we will need to successfully complete both of our phase 3 clinical trials of MNTX in order to obtain FDA approval to market MNTX.

Post-operative Ileus.     We are also developing MNTX for the treatment of post-operative ileus. Of the 40-million surgeries that occur in the U.S. each year, more than four million patients are at high risk for developing ileus, a serious paralysis of the gastrointestinal tract. Ileus is a major factor in increasing hospital stay, as patients are typically not discharged until bowel and urinary functions are restored. In May 2003, we initiated a multi-center, randomized, double-blind, placebo-controlled phase 2 clinical study of intravenous MNTX in post-operative ileus in 60 individuals who have undergone colectomies, which is the removal of all or part of the colon. The goal of the study is to determine whether MNTX treatment can restore bowel function and reduce the severity or duration of ileus compared to placebo. We expect results from this trial by mid-year 2004 and, assuming successful completion of the phase 2 clinical trial, to initiate a phase 3 clinical trial for this indication thereafter.

Chronic Pain. We are developing MNTX for the treatment of constipation in patients receiving opioids for chronic pain. Of the 25 million Americans with chronic pain, approximately four million patients must take opioids on a daily basis, and many suffer intractable constipation. Four published clinical studies have investigated the use of oral MNTX in capsule form and have demonstrated its activity, including relief of opioid-induced constipation. Many people suffering from chronic pain are ambulatory and are not under constant doctor’s supervision. We therefore believe an oral formulation of MNTX would be well suited for this population. In November 2003, we initiated a double-blind, randomized, placebo-controlled phase 1 study in 35 healthy volunteers, which is designed to further characterize tolerability and pharmacokinetics of a tablet formulation of MNTX at three dosage levels. We expect results from this phase 1 study by mid-year and plan to initiate phase 2 studies of oral MNTX later in 2004 in chronic pain patients who experience opioid-induced constipation.

HIV

HIV infection causes a slowly progressing deterioration of the immune system resulting in Acquired Immune Deficiency Syndrome, or AIDS. HIV specifically infects cells that have the CD4 receptor on their surface. Cells with the CD4 receptor are critical components of the immune system and include T lymphocytes, monocytes, macrophages and dendritic cells. The devastating effects of HIV are largely due to the multiplication of the virus in these cells, resulting in their dysfunction and destruction.

Back to Contents

UNAIDS, the Joint United Nations program on HIV/AIDS, and WHO, the World Health Organization, estimated that, as of December 2003, 40 million people worldwide were living with HIV. In high-income countries, 1.6 million people are infected, which includes an estimated 80,000 individuals newly infected in 2003. Of these 1.6 million individuals, 1.2 million reside in North America. Additionally, there were nearly three million deaths attributed to AIDS during 2003, of these 18,000 were from high-income countries.

At present, three classes of products have received marketing approval from the FDA for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors, protease inhibitors and entry inhibitors. Reverse transcriptase and protease inhibitors inhibit two of the viral enzymes required for HIV to replicate once it has entered the cell.

Since the late 1990s, many HIV patients have benefited from combination therapy of protease and reverse transcriptase inhibitors. While combination therapy slows the progression of disease, it is not a cure. HIV’s rapid mutation rate results in the development of viral strains that are resistant to reverse transcriptase and protease inhibitors. Increasingly, after years of this combination therapy, patients begin to develop resistance to these drugs. The potential for resistance is exacerbated by interruptions in dosing, which lead to lower drug levels and permit increased viral replication. Interruption in dosing is common in patients on combination therapies, because these drug regimens often require more than a dozen tablets to be taken at specific times each day. An additional problem is that many currently approved drugs produce toxic side effects in many patients, affecting a variety of organs and tissues, including the peripheral nervous system and gastrointestinal tract. These side effects may result in patients interrupting or discontinuing therapy. Our viral-entry inhibitors represent a potential new class of drugs for these patients.

Viral infection occurs when the virus binds to a host cell, enters the cell, and by commandeering the cell’s own reproductive machinery, creates thousands of copies of itself within the host cell. This process is called viral replication. Our scientists and their collaborators have made important discoveries in understanding how HIV enters human cells and initiates viral replication.

In the 1980s, our founders demonstrated that the initial step of HIV infection involves the specific attachment of the virus to the CD4 receptor on the surface of human immune system cells. These researchers also showed that a specific glycoprotein, gp120, located on the surface of the virus, binds with high affinity to the CD4 receptor. Although these researchers demonstrated that binding to CD4 was necessary for HIV attachment, further discoveries have shown that attachment alone is not sufficient to enable the virus to enter the cell and initiate viral replication.

Subsequently, our scientists, in collaboration with researchers at the Aaron Diamond AIDS Research Center, or ADARC, described in an article in Nature the discovery of a co-receptor for HIV on the surface of human immune system cells. This co-receptor, CCR5, enables fusion of HIV with the cell membrane after binding of the virus to the CD4 receptor. This fusion step results in entry of the viral genetic information into the cell and subsequent viral replication. These scientists further determined that the gp120 binding site on CCR5 is a discrete region at one end of the CCR5 molecule. Further work by other scientists has established the existence of a second co-receptor, CXCR4.

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

Based on our pioneering research, we believe we are a leader in the discovery of viral-entry inhibitors, a promising new class of HIV therapeutics. For the large number of patients who are failing conventional anti-retroviral or combination therapy, we believe viral-entry inhibitors could become the next generation of therapy. Fuzeon™, formerly referred to as T-20, is an entry inhibitor developed by Trimeris, Inc. in collaboration with F. Hoffmann-La Roche Ltd that was approved for marketing by the FDA in March 2003. PRO 542, PRO 140 and Fuzeon inhibit different steps in the sequence of events leading to the entry of HIV into target cells, and therefore may act synergistically in their ability to block HIV infection of healthy cells.

Based on our participation in the discoveries of CD4 and CCR5, we are pursuing several approaches in the research and development of products designed to block entry of HIV into human immune system cells. Our PRO 542 product candidate and our viral-entry inhibition programs are based on the CD4 receptor, and our PRO 140 and HIV co-receptor/fusion programs are based on the CCR5 co-receptor.

PRO 542

PRO 542 is our proprietary antibody-like product candidate that is designed to neutralize HIV by preventing it from attaching to the CD4 receptor on the surface of immune system cells. In a phase 2 clinical trial of 12 HIV-infected individuals, a single dose of PRO 542 significantly reduced viral loads by 60% to 80% for up to six weeks. We are presently conducting a multi-dose open-label phase 2 clinical study of PRO 542 in patients with advanced disease who are no longer responding to currently available anti-retroviral medications. Patients are receiving three intravenous doses of PRO 542 per week for three weeks. The goal of the study is to determine if repeat dosing can induce robust and sustained viral load reductions in this setting. We are also investigating the safety, pharmacokinetics and immunogenicity of PRO 542 treatment. Sustained reduction in viral load is a primary goal of HIV therapy. We expect to receive the results from this study in mid-2004.

Back to Contents

Our first clinical studies of PRO 542 were two dose-escalation phase 1/2 clinical trials which were designed to measure the safety, pharmacokinetics, immunogenicity, and antiviral activity of PRO 542. Pharmacokinetic studies analyze how the body acts on a drug once the drug is administered and will determine, for example, how long the drug persists in the body. Immunogenicity studies analyze the extent to which a patient’s immune system mounts a response to the drug, which could impair the drug’s ability to have its desired therapeutic effect and could, in some cases, have serious health consequences to the patient. Immunogenicity can be a serious problem, particularly for antibody-based drugs.

The first dose-escalation clinical trial of PRO 542 was conducted in 15 HIV-positive adult patients at Mount Sinai Medical Center in New York City. Findings indicated peak and one-week serum concentrations of PRO 542 compared favorably with preclinical models, approximating drug levels previously shown to neutralize clinical HIV strains in vitro. Data from this trial demonstrated that in patients receiving the highest dosage of PRO 542, infectious HIV was reduced to undetectable levels for prolonged periods following treatment. Results from this trial also indicated that administration of a single dose of PRO 542 was able to produce a statistically significant reduction in viral load in patients treated with the highest dose. Viral load is the concentration of virus nucleic acid, or genetic material, in the blood and is a widely used indicator of infection levels. PRO 542 serum concentrations remained above HIV inhibitory levels for greater than one week. In addition, PRO 542 was well tolerated and non-immunogenic in all patients treated.

The second dose-escalation phase 1/2 clinical trial was conducted in 18 HIV-positive children at Baylor College of Medicine in Houston, the University of California at San Francisco, and the University of Pennsylvania by the AIDS Clinical Trials Group, a leading cooperative HIV research group supported by the National Institute of Allergy and Infectious Diseases. This trial was the first time PRO 542 was tested on children or in multiple doses. By 28 days after therapy, peak viral load was reduced in all six children treated with multiple doses. Additionally, the drug was well tolerated by all patients tested. In addition, we initiated, in cooperation with the Pediatric AIDS Clinical Trial Group of the National Institutes of Health, a new phase 2 trial to define the dose and frequency of administration of PRO 542 for HIV-infected children, including those resistant to available antiviral therapies.

We also determined in preclinical in vitro testing that the combination of PRO 542 and Fuzeon demonstrated significantly enhanced anti-HIV activity in blocking the entry of HIV into healthy cells. In further preclinical in vitro studies, a “triple cocktail” of PRO 542, PRO 140 and Fuzeon, each of which inhibits a different step in the sequence of events leading to the entry of HIV into targeted cells, acted synergistically to block HIV infection of healthy cells. A scientific article regarding this research subsequently appeared in the Journal of Infectious Diseases.

In 2002, we achieved two major milestones in our PRO 542 clinical program. We identified a target population of patients who are most likely to benefit from PRO 542, those with advanced disease, and established clinical proof-of-concept that infrequent dosing with PRO 542 yielded prolonged viral-load reduction. In September 2002, we reported final results from a phase 2 clinical trial of PRO 542, which showed that PRO 542 reduced plasma concentrations of HIV in infected individuals who were no longer responding to currently available antiretroviral medications. In these 12 treatment-experienced patients, a single dose of PRO 542 reduced viral concentrations in the blood by 60% to 80% on average. The viral-load reductions were sustained throughout the six-week follow-up period, and no serious side effects were observed. Additional findings from this phase 2 clinical trial of PRO 542, announced in February 2003, indicate that the magnitude of viral load reductions were correlated strongly with viral susceptibility to PRO 542 prior to drug treatment, as measured by the PhenoSense™ HIV Entry assay from ViroLogic, Inc. We believe that viral-resistance testing may identify patients who will derive the greatest benefit from therapy with HIV entry inhibitors. In addition, patient viruses collected six weeks after treatment initiation showed no evidence of having developed resistance to PRO 542.

During the course of 2003, we continued to devote concentrated efforts both internally and with third-party collaborators to enhance our ability to supply adequate quantities of PRO 542 for our clinical program through the creation of a high-producing genetically engineered PRO 542 cell line and the expansion of our internal manufacturing capabilities. In March 2003, we entered into an agreement with Gala Design, Inc. to create a high-producing genetically engineered cell line that expresses PRO 542. Additionally, we are preparing to install in 2004 a 1,000-liter bioreactor that will utilize the new cell line to increase productivity. This facility, which we expect will be operational early in 2005, is designed to provide us with an additional source of PRO 542 in support of our clinical program. We believe that the investment in cell-line development provides us with a viable strategic alternative to our reliance on transgenic goats as a source of PRO 542.

Our phase 2 clinical program also includes studies that employ repeated subcutaneous dosing of PRO 542. In these studies, we are using the PhenoSense™ HIV Entry assay to select for those patients harboring the most sensitive viruses to PRO 542 neutralization. In July 2002, we announced an agreement with ViroLogic to use its proprietary HIV resistance-testing technology, the PhenoSense™ HIV Entry assay, in the development of PRO 542 and PRO 140, our second experimental viral entry inhibitor.

Back to Contents

Additional clinical trials may include treating patients with PRO 542 in combination with Fuzeon. In preclinical studies, PRO 542 and Fuzeon were shown to be synergistic in inhibiting HIV, as each drug was designed to block the virus in a different manner before it enters the human immune cells.

PRO 140

PRO 140 is a humanized monoclonal antibody designed to block the ability of HIV to infect cells by inhibiting virus-cell binding. We have designed PRO 140 to target a distinct site on the HIV co-receptor CCR5 without interfering with the normal function of CCR5. We expect to begin phase 1 clinical trials in 2004. The goal of the phase 1 studies will be to determine the safety, pharmacokinetics, immunogenicity and anti-viral activity of PRO 140 in healthy volunteers and HIV-infected individuals.

In May 1999, we announced the development of a panel of proprietary anti-CCR5 monoclonal antibodies created at Progenics and evaluated in collaboration with ADARC. These antibodies are designed to block the ability of HIV to infect cells isolated from healthy individuals by inhibiting virus-cell binding, an approach not targeted by current HIV therapies. One murine monoclonal antibody, which we have designated PRO 140, inhibited HIV infection at concentrations that had no apparent effect on the normal function of CCR5. We believe that these properties were correlated with PRO 140’s ability to bind to a distinct site on CCR5 that does not interfere with the normal receptor function of CCR5. Effective April 1999, we entered into a development and license agreement with Protein Design Labs, Inc., for the development of a humanized version of PRO 140 that retains the antibody’s antiviral activity but is more suitable for chronic use in humans (See “—Licenses—Protein Design Labs”).

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

In January 2001, a scientific article in the Journal of Virology described how PRO 140 demonstrated potent, broad-spectrum antiviral activity against more than 40 genetically diverse “primary” HIV viruses isolated directly from infected individuals in vitro. In April 2001, we announced that single doses of a murine-based PRO 140 reduced viral burdens to undetectable levels in a well-recognized animal model of HIV infection. In mice treated with PRO 140, initially high HIV concentrations became undetectable for up to nine days after a single dose.

Later in 2001, we also reported that we had identified the molecular basis for the synergistic antiviral activity observed for HIV entry inhibitors PRO 542, PRO 140 and the fusion inhibitor Fuzeon™. The multi-step nature of HIV entry into cells—attachment, co-receptor binding and fusion—may leave the virus susceptible to inhibition by combinations of drugs that act at different stages of the process. In laboratory studies, the drug combinations provided a synergistic activity whereby actions of the first drug (PRO 542 or PRO 140) temporarily immobilizes the virus and “holds” it in a way that makes it more susceptible to the second drug (PRO 140 or Fuzeon). Preclinical studies also demonstrated that HIV failed to develop resistance to PRO 140 despite 40 weeks of continued exposure to the drug. This period is considerably longer than that required for HIV to develop resistance to other classes of antiviral agents in similar laboratory studies.

Additionally, in December 2001, we further reported that multiple doses of PRO 140 reduced, and then maintained, viral loads at undetectable levels for the duration of therapy in an animal model of HIV infection. Sustaining undetectably low levels of virus in the blood is a primary goal of HIV therapy.

In February 2002, we announced that we had selected a humanized form of the PRO 140 antibody for clinical testing. Unlike its mouse-based predecessor, humanized PRO 140 is designed to be suitable for repeat dosing in humans. Humanization of the PRO 140 monoclonal antibody was accomplished under our collaborative agreement with Protein Design Labs entered in April 1999. We expect to file an Investigational New Drug Application with the FDA for humanized PRO 140 in the first half of 2004. We plan to use ViroLogic’s PhenoSense HIV Entry assay to select for patients harboring the most sensitive viruses to PRO 140 inhibition.

Back to Contents

CD4 attachment inhibitors and gp41 fusion inhibitors

In March 2000, we entered into a research and license agreement with Pharmacopeia, Inc., to develop small molecule HIV therapeutics that block the attachment of the virus to its primary cellular receptor, CD4. This agreement expanded on a collaboration with Pharmacopeia that commenced in September 1997. Under the terms of this agreement, we have provided proprietary CD4 attachment assays and expertise related to the interaction between HIV and CD4, and Pharmacopeia engaged in a screening program of its internal compound library. In August 2000, we expanded our collaboration with Pharmacopeia to add two additional programs, including one program directed to the HIV envelope glycoprotein gp41. Under the terms of the agreement we are entitled to an exclusive, royalty-bearing license to active compounds identified in these programs.

To further advance this program, in November 2001 we were awarded approximately $600,000 from the National Institutes of Health for the development of novel inhibitors of HIV entry and infection. Entry inhibitors are a new class of HIV drugs that may offer benefits in both safety and efficacy over currently available HIV therapies. The grant supports the above described ongoing collaboration between Progenics and Pharmacopeia, Inc. to develop orally available small-molecule inhibitors of the HIV envelope glycoprotein gp41, which mediates fusion and entry of HIV into cells of the human immune system. The first phase of the project combined Pharmacopeia’s proprietary, high-throughput assays with screening technologies developed at Progenics for identifying fusion inhibitors. Pharmacopeia utilized these technologies to screen its libraries of several million novel, drug-like compounds, and also screened other libraries to which Progenics has rights for other undisclosed targets. The second phase of the project has been directed towards optimizing active compounds identified during the screening. We continue to assess the results of this collaboration as they become available.

ProVax

We are conducting research on our ProVax vaccine candidate, which we believe may be useful in preventing HIV infection or as a therapeutic treatment for HIV-positive individuals. We are currently performing government-funded research and development of the ProVax vaccine in collaboration with the Weill/Cornell Medical College.

In 2002, we announced the development of vaccine candidates that contain critical surface proteins whose form closely mimics the structures found on the virus. The findings were described in articles in the Journal of Virology.

In September 2003, we were awarded a contract by the NIH to develop an HIV vaccine. The contract provides for up to $28.6 million in funding to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Our scientists will be the principal investigators under the contract and will head the vaccine development effort. John P. Moore, Ph.D. of Weill Medical College of Cornell University and Preston A. Marx, Ph.D. of Tulane National Primate Research Center will continue their collaboration with us and will head the vaccine design and animal testing core groups, respectively, under a subcontract. A total of approximately $3.8 million is earmarked under the contract to fund such subcontracts. Funding under this contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees under the contract is subject to achievement of specified milestones. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program.

Prostate Cancer

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

Despite recent advances in treatment, therapies for many types of cancer suffer from serious limitations. The principal therapies for cancer have historically been surgery, radiation and chemotherapy. A significant drawback to conventional anti-cancer therapy is that both occult, or hidden, and residual disease are difficult or impossible to eliminate fully, which can lead to relapse.

Prostate cancer is the most common form of cancer affecting U.S. males and is the second leading cause of cancer deaths in men each year. The American Cancer Society estimated that 28,900 men would die from prostate cancer and 220,900 new cases would be diagnosed in 2003 in the U.S.

Conventional therapies for prostate cancer include radical prostectomy, in which the prostate gland is surgically removed, radiation and hormone therapies and chemotherapy. Surgery and radiation therapy may result in urinary incontinence and impotence. Hormone therapy and chemotherapy are generally not intended to be curative and are not actively used to treat localized, early-stage prostate cancer.

Back to Contents

PSMA

Through PSMA Development Company LLC (PDC), our joint venture with Cytogen Corporation, we are engaged in a research and development program relating to vaccine and antibody immunotherapeutics based on PSMA. PDC is funded annually by the members and advancement of its programs is dependent on the agreement by the members on, among other things, a work plan and budget and other operations and financial matters on a year to year basis (See “—Corporate Collaborations—PSMA Development Company LLC”). PSMA is a protein that is abundantly expressed on the surface of prostate cancer cells as well as cells in the newly formed blood vessels of most other solid tumors. We believe that PSMA has applications in immunotherapeutics for prostate cancer and potentially for other types of cancer.

In December 2002, the joint venture initiated a phase 1 clinical trial with its therapeutic recombinant protein vaccine, which is designed to stimulate a patient’s immune response system to recognize and destroy prostate cancer cells. The vaccine combines the PSMA cancer antigen with an immune stimulant to induce an immune response against prostate cancer cells. The genetically engineered PSMA vaccine generated potent immune responses in preclinical animal testing. The clinical trial is designed to evaluate the safety and immune-stimulating properties of the vaccine in patients with either newly diagnosed or recurrent prostate cancer. We anticipate results from this trial during the first half of 2004.

The joint venture is also pursuing, in collaboration with AlphaVax Human Vaccines, Inc., a vaccine program that utilizes viral vectors designed to deliver the PSMA gene to immune system cells in order to generate potent and specific immune responses to prostate cancer cells (See “—Licenses—AlphaVax Human Vaccines”). In preclinical studies, this viral-vector prostate cancer vaccine generated a potent dual response against PSMA, yielding a response by both antibodies and killer T cells, the two principal mechanisms used by the immune system to eliminate abnormal cells. The joint venture is completing preclinical development activities on the PSMA viral-vector vaccine in anticipation of initiating phase 1 clinical trials in 2004.

The joint venture has also developed novel human monoclonal antibodies which bind to PSMA. These antibodies, produced in collaboration with Abgenix, Inc., were developed to recognize the three-dimensional physical structure of the protein and possess a high affinity and specificity for PSMA (See “—Licenses—Abgenix”). We expect that the joint venture will begin phase 1 clinical trials with one of these antibodies by the first half of 2005.

In November 2002, the joint venture reported that fully human monoclonal antibodies directed against PSMA and conjugated to a toxin substantially reduced tumor growth in an animal model of human prostate cancer. These antibodies demonstrated the ability to selectively deliver a lethal payload to cells that expressed PSMA on their surface. The joint venture is in the process of selecting the optimal toxin and radioactive payloads in parallel with producing clinical-grade antibodies.

In November 2003, PDC announced publication of new findings on antibody and vaccine therapies that target PSMA. The results were published in the Proceedings of the National Academy of Sciences USA. PDC researchers reported that PSMA exists on human cancer cells as a homodimer, a protein complex consisting of two identical PSMA chains. Importantly, researchers also found that when recombinant soluble PSMA (rsPSMA) was used as a cancer vaccine in an animal model, the dimeric form of the protein efficiently elicited antibodies that recognized PSMA-expressing tumor cells while the monomeric form did not. In addition, PDC researchers reported the discovery of fully human monoclonal antibodies that specifically recognize dimeric but not monomeric rsPSMA. We believe that such antibodies represent candidates for therapy by virtue of their specificity for dimeric PSMA. PDC is currently conducting a phase 1 clinical study of a therapeutic prostate cancer vaccine based on a novel proprietary form of dimeric rsPSMA.

Other Product Candidates and Research Programs

GMK Vaccine

GMK is a proprietary therapeutic vaccine that is designed to prevent recurrence of melanoma in patients who are at risk of relapse after surgery. We hold a worldwide exclusive license to GMK from Sloan-Kettering Institute for Cancer Research (See “—Licenses—Sloan-Kettering”). We are currently conducting two phase 3 clinical trials of GMK. GMK is composed of the ganglioside GM2 joined to the carrier protein keyhole limpet hemocyanin, or KLH, and combined with the adjuvant QS-21. QS-21 is a compound in the Stimulon™ family of adjuvants developed and owned by Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, Inc. (See “—Licenses—Aquila Biopharmaceuticals”). GMK is designed to stimulate the immune system to produce specific antibodies to the ganglioside antigens. These antibodies have been shown in vitro to recognize and destroy cancer cells. Based on the in vitro results and the clinical trial results described below, we believe that vaccination of cancer patients with ganglioside conjugate vaccines may delay or prevent recurrence of cancer and prolong overall survival.

Back to Contents

Melanoma is a highly lethal cancer of the skin cells that produce the pigment melanin. In early stages, melanoma is limited to the skin, but in later stages it can spread to the lungs, liver, brain and other organs. The National Cancer Institute, or NCI, estimated that in 2000 there were 550,860 melanoma patients in the U.S. The American Cancer Society estimated that there would be 54,200 new cases of melanoma diagnosed in the U.S. during 2003. Melanoma accounts for 4% of skin cancer cases, but 79% of skin cancer deaths. Melanoma has one of the fastest growing incidence rates of any cancer in the U.S. Increased exposure to the ultraviolet rays of the sun may be an important factor contributing to the increase in new cases of melanoma.

GMK is being developed for the treatment of patients with Stage II or Stage III melanoma. The American Cancer Society estimates that the five-year relative survival rate of Stage II melanoma patients is between 65% and 70% and that the five-year survival rate for Stage III melanoma patients is approximately 45%.

GMK entered a pivotal phase 3 clinical trial in the United States in August 1996. GMK was administered in this study on an out-patient basis by 12 subcutaneous injections over a two-year period. This clinical trial compares GMK with high-dose alpha-interferon in Stage IIb (advanced Stage II) and Stage III melanoma patients who have undergone surgery but are at high risk for recurrence. This randomized trial has been conducted nationally by the Eastern Cooperative Oncology Group, or ECOG, in conjunction with the Southwest Oncology Group, or SWOG, and other major cancer centers, cooperative cancer research groups, hospitals and clinics. ECOG and SWOG are leading cooperative cancer research groups supported by the NCI and are comprised of several hundred participating hospitals and clinics, primarily in the United States. The primary endpoint of the U.S. trial is a comparison of the recurrence of melanoma in patients receiving GMK versus patients receiving high-dose alpha-interferon, the conventional treatment for high-risk melanoma patients. Additionally, the study is designed to compare quality of life and overall survival of patients in both groups.

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

As a result of the actions of ECOG, the trial did not complete patient dosing as contemplated by the initial trial protocol. Despite ECOG’s action, we extended our clinical trial to allow those patients who so elected, with the advice of their treating physicians, to complete the full dosing protocol. We continue to monitor all patients in the trial until its scheduled completion as contemplated by the initial protocol. This action has been taken with the knowledge of the FDA and the various institutional review boards at the clinical sites affected. We refer to “extending” the trial in this manner as an “extension study.” ECOG is assisting us in continued patient follow-up and data compilation. We are planning to meet with the FDA in 2004 to finalize the method of analysis for this study. Given recent FDA actions on similar product candidates, we are considering amending our statistical plan for this study to compare median 5.5-year survival between the two treatment groups. We reached the median 5.5-year survival in late 2003 and plan to perform the final analysis of the study in 2004 after meeting with the FDA.

While all patients received at least a portion of the planned dosing, only about one-half of the patients received the full number of doses of GMK. We believe that the likely potential outcomes of the ECOG trial as supplemented by the extension study are as follows: if the data are good, the data could support a filing with the FDA for marketing approval; if the data are not good or are inconclusive, they would not support a marketing approval and further studies would be required.

In May 2001, we initiated a large international phase 3 clinical trial of the GMK vaccine to prevent the relapse of malignant melanoma. The study is being conducted with the European Organization for Research and Treatment of Cancer, or EORTC, Europe’s leading cancer cooperative group. The EORTC phase 3 trial design contemplates enrolling 1,300 patients who are at intermediate risk for recurrence of the disease. The study is recruiting patients from Europe and Australia. EORTC will randomize patients after surgery to receive either GMK or the current standard of care, which is no treatment but close monitoring. Patients on the vaccine arm of the study will receive 14 doses of GMK over three years, with an estimated two years of additional follow-up. We do not expect final data from this trial until 2009. The primary endpoint of this trial is to compare the recurrence of melanoma in patients receiving GMK with patients receiving observation and no treatment. The study will also compare overall survival of patients in both groups. Patient accrual for this study has proceeded more slowly than anticipated due to regulatory delays. At present we expect to enroll all 1,300 patients by mid-2005.

Hepatitis C Therapeutic

We recently reported our discovery of the first liver-specific receptor for the hepatitis C virus, which is a major cause of liver disease. This receptor may provide a new target for hepatitis C therapy. We are performing additional research based on this discovery.

Back to Contents

Research and Development

A major portion of our operating expenses to date is related to research and development. Research and development expenses consist of independent research and development costs and costs associated with collaborative research and development and in-licensing arrangements. Research and development expenses were $27.2 million in 2003, $23.8 million in 2002, and $14.5 million in 2001.

Corporate Collaborations

PSMA Development Company LLC

In June 1999, we and Cytogen Corporation formed a joint venture in the form of a limited liability company for the purposes of conducting research, development, manufacturing and marketing of products related to PSMA. All patents and know-how owned by us or Cytogen and used or useful in the development of PSMA-based antibody or vaccine immunotherapeutics have been licensed to the joint venture. The principal intellectual property licensed initially are several patents and patent applications owned by Sloan-Kettering that relate to PSMA. We and Cytogen must also offer to license to the joint venture patents, patent applications and technical information used or useful in the joint venture’s field to which we or Cytogen acquire licensable rights. By the terms of the joint venture, Cytogen is principally responsible for product marketing, and we have co-promotion rights. To date, we have been principally responsible for preclinical and clinical development.

Each member of the joint venture currently owns 50% of the joint venture. In general, each member has equal representation on the joint venture’s management committee, equal voting rights, equal rights to profits and losses of the joint venture and equal rights upon liquidation, provided there is no dilution of either member’s ownership interest as discussed below. Pursuant to the joint venture agreement, a member’s voting and ownership interest will be diluted if it fails to make required capital contributions. Under specified circumstances, a change in control of one of the members will result in that member’s loss of voting, management and marketing rights.

In general, the amount of funds that we and Cytogen must pay to fund the operations of the joint venture is based on a budget that is required to be approved by both parties and updated annually. We are required to fund that portion of the budget equal to our percentage interest in the joint venture. We were required to fund and recognize the initial cost of research up to $3.0 million. During the fourth quarter of 2001, we had surpassed the $3.0 million in funding for research costs, and funding obligations were thereafter shared equally by Cytogen and us. As of December 31, 2003, our portion of this joint funding obligation that we have paid was $7.2 million. According to the joint venture agreement, we are entitled to receive a rebate, not to exceed $3.0 million, related to government grants received for work we perform for the joint venture in support of the PSMA programs. As of December 31, 2003, the amount of such rebate received and recognized by us as revenue was approximately $927,000 (See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues”).

Under the joint venture agreement, we were also required to pay to the joint venture $2.0 million in supplemental capital contributions, which was used by the joint venture to pay a $2.0 million non-refundable licensing fee to Cytogen.

We provide research and development services to the joint venture and are compensated for our services based on agreed upon terms which approximate our cost. All inventions made by us in connection with our research and development services to the joint venture are required to be assigned to the joint venture for its use and benefit.

The joint venture agreements generally terminate upon the last to expire of the patents licensed by the members to the joint venture or upon a breach by either member that is not cured within 60 days of written notice. Of the patents and patent applications that are the subject of the joint venture, the issued patents expire on dates ranging from 2014 and 2016. Patent term extensions and pending patent applications may extend the period of patent protection and thus the term of the joint venture agreements, when and if such patent applications are allowed and issued.

In January 2004, we and Cytogen agreed to an updated work plan governing the activities of the joint venture for the 2004 calendar year; agreed to a budget for the joint venture’s operations for 2004 and related capital contributions of the parties; and agreed to research, development and related services which the members will provide to the joint venture for the remainder of 2004. The joint venture work plan, budget and other operational and financial matters relating to periods after 2004 will require the further agreement of us and Cytogen.

Back to Contents

ViroLogic, Inc.

In May 2002, we entered into a fee-for-service agreement with ViroLogic, Inc. under which ViroLogic has agreed to perform clinical laboratory tests using ViroLogic’s HIV resistance-testing technology on samples we provide. Services under the contract are performed upon our submission of a work order setting forth an agreed-upon scope of clinical laboratory tests and services to be performed by ViroLogic, as well as a fee schedule. We are not obligated to submit any work orders and can terminate any work order with or without cause upon 30 days written notice, with the obligation to pay for work performed under the work order. As of December 31, 2003, we have paid to ViroLogic $53,000 under this agreement.

Licenses

We are a party to license agreements under which we have obtained rights to use specified technologies. Set forth below is a summary of each of these licenses.

Sloan-Kettering

We are party to a license agreement with Sloan-Kettering under which we obtained the worldwide, exclusive rights to specified technology relating to ganglioside conjugate vaccines, including GMK, and its use to treat or prevent cancer. In general, the Sloan-Kettering license agreement terminates upon the later to occur of the expiration of the last to expire of the licensed patents or 15 years from the date of the first commercial sale of a licensed product pursuant to the agreement, unless sooner terminated. Patents that are presently issued expire in 2014; however, pending patent applications that we have also licensed and patent term extensions may extend the license period, when and if the patent applications are allowed and issued or patent term extensions are granted. In addition to the patents and patent applications, we have also licensed from Sloan-Kettering the exclusive rights to use relevant technical information and know-how. A number of Sloan-Kettering physician-scientists also serve as consultants to Progenics.

Our license agreement requires us to achieve development milestones. The agreement states that we are required to have filed for marketing approval of a drug by 2000 and to commence manufacturing and distribution of a drug by 2002. We have not achieved these milestones due to delays that we believe could not have been reasonably avoided. The agreement provides that Sloan-Kettering shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and we believe that the delays referred to above satisfy the criteria for a revision of the milestone dates. Sloan-Kettering has not consented to a revision of the milestone dates as of this time; however, our discussions with them in this regard have resulted in an agreement in principal which we are in the process of documenting at this time.

We have the right to terminate the agreement without cause upon 90 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. The agreement may also be terminated, after an opportunity to cure, by Sloan-Kettering for cause upon 60 days prior written notice.

As of December 31, 2003, we have paid to Sloan-Kettering $1.0 million under this agreement. In addition, we are obligated to pay royalties based on the sales of products under the license. We have a $200,000 minimum royalty payment obligation in any given calendar year, which is fully creditable against currently earned royalties payable by us to Sloan-Kettering in such year based on sales of licensed products.

Columbia University

We are party to a license agreement with Columbia University under which we obtained exclusive, worldwide rights to specified technology and materials relating to CD4. In general, the license agreement terminates (unless sooner terminated) upon the expiration of the last to expire of the licensed patents, which is presently 2020; however, patent applications that we have also licensed and patent term extensions may extend the period of our license rights, when and if the patent applications are allowed and issued or patent term extensions are granted.

Our license agreement requires us to achieve development milestones. Among others, the agreement states that we are required to have filed for marketing approval of a drug by June 2001 and be manufacturing a drug for commercial distribution by June 2004. We have not achieved the June 2001 milestone and will be unable to achieve the June 2004 milestone due to delays that we believe could not have been reasonably avoided and are reasonably beyond our control. The agreement provides that Columbia shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and we believe that the delays referred to above satisfy the criteria for a revision of the milestone dates. Columbia has not consented to a revision of the milestone dates; however, we are in discussions with them in this regard.

We have the right to terminate the agreement without cause upon 90 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. The agreement may also be terminated, after an opportunity to cure, by Columbia for cause upon 60 days prior written notice.

Back to Contents

As of December 31, 2003, we have paid to Columbia $850,000 under this agreement. In addition, we are obligated to pay Columbia $225,000 upon the earlier to occur of June 1, 2004 or our achievement of our final milestone under the agreement. We are also required to pay annual maintenance fees of $50,000 and royalties based on the sale of products we develop under the license, if any.

Aquila Biopharmaceuticals

We have entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, pursuant to which Aquila agreed to supply us with all of our requirements for the QS-21 adjuvant for use in ganglioside-based cancer vaccines, including GMK. QS-21 is the lead compound in the Stimulon family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the United States the licensed patent will expire in 2008.

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

We have the right to terminate the agreement without cause upon 90 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. In the event of a default by one party, the agreement may also be terminated, after an opportunity to cure, by the non-defaulting party upon 60 days prior written notice.

As of December 31, 2003, we have paid to Aquila $758,000 under this agreement. We have no future cash payment obligations relating to milestones under the agreement, although we are required to pay Aquila royalties on the sale of products we develop under the license.

Protein Design Labs

We have entered into a development and license agreement with Protein Design Labs, or PDL, for the humanization by PDL of PRO 140. Pursuant to the agreement, PDL granted us exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how relating to the humanized PRO 140. In general, the license agreement terminates on the later of 10 years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter the license is fully paid. The last of the presently issued patents expires in 2014; however, patent applications filed in the United States and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. As of December 31, 2003, we have paid or accrued to PDL approximately $2.4 million under this agreement. If all milestones specified under the agreement are achieved, we will be obligated to pay PDL an additional approximately $4.0 million. We are also required to pay annual maintenance fees of $150,000 and royalties based on the sale of products we develop under the license, although our obligation to pay the annual maintenance fee has been suspended until the earlier of a specified milestone or April 2007. We have the right to terminate the agreement without cause upon 60 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. In the event of a default by one party, the agreement may also be terminated, after an opportunity to cure, by non-defaulting party upon 30 days prior written notice.

UR Labs

We have entered into an agreement with UR Labs to obtain worldwide exclusive rights to intellectual property rights related to MNTX. UR Labs has exclusively licensed MNTX from the University of Chicago, where it was discovered. In consideration for the license, we paid a nonrefundable, noncreditable license fee and are obligated to pay additional payments upon the occurrence of defined milestones associated with the MNTX product development and commercialization program. As of December 31, 2003, we have paid to UR Labs $500,000 under this agreement. If we satisfy all future development milestones specified in the agreement, we will be obligated to pay UR Labs an additional $1.2 million. Furthermore, we are required to pay royalties based upon net sales of the licensed products (but at a rate of not less than $100,000 per year after product approval in the United States, if any). Upon 90 days prior written notice including the opportunity to cure, UR Labs may terminate the agreement under specified default circumstances that include our failure to achieve specified development milestones (including the filing of an NDA for MNTX by December 31, 2004); however, the consent of UR Labs to appropriate revisions to the development milestones shall not be unreasonably withheld under specified circumstances. We have the right to terminate the agreement without cause upon 60 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. In the event of a default by UR Labs, we may terminate the agreement, after an opportunity to cure, upon 60 days prior written notice.

Back to Contents

If not terminated early, the agreement continues so long as we are obligated to pay royalties on the sale of a licensed product that includes MNTX. If there is a valid patent relating to a licensed product in a particular country on the date of the first commercial sale in that country, we are obligated to pay royalties until the later of the expiration of the last to expire licensed patent or five years from the date of that sale. If a valid licensed patent does not exist in a particular country on the date of the first commercial sale of a licensed product in that country, we are obligated to pay royalties until seven years from the date of that sale. The last of the presently issued patents expire in 2017; however, patent applications filed in the United States and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

Abgenix

In February 2001, our joint venture with Cytogen entered into a worldwide exclusive licensing agreement with Abgenix to use Abgenix’ XenoMouse™ technology for generating fully human antibodies to the joint venture’s proprietary PSMA antigen. In consideration for the license, the joint venture paid a nonrefundable, non-creditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. As of December 31, 2003, the joint venture has paid to Abgenix $400,000 under this agreement. If the joint venture achieves certain milestones specified under the agreement, it will be obligated to pay Abgenix an additional approximately $6.7 million. Furthermore, the joint venture is required to pay royalties based upon net sales of any antibody products. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. The joint venture has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

AlphaVax Human Vaccines

In September 2001, the joint venture entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating the joint venture’s proprietary PSMA antigen. In consideration for the license, the joint venture paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’ system. As of December 31, 2003, the joint venture has paid to AlphaVax $500,000 under this agreement. If the joint venture achieves certain milestones specified under the agreement, it will be obligated to pay AlphaVax an additional approximately $5.4 million. Furthermore, the joint venture is required to pay annual maintenance fees until the first commercial sale and royalties based upon net sales of any products developed using AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include the joint venture’s failure to achieve milestones; however, the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. The joint venture has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’ system or seven years from the first commercial sale of the products developed using AlphaVax’ system. The last of the presently issued patents expire in 2015; however, patent applications filed in the United States and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

Rights and Obligations

We have the right generally to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. In addition, our license agreement with UR Labs regarding MNTX gives us the right to prosecute and maintain the licensed patents. We bear the cost of engaging in all of these activities with respect to our license agreements with Sloan-Kettering for GMK, Columbia for our HIV product candidates subject to the Columbia license and UR Labs for MNTX. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under certain circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

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

Back to Contents

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

As of March 10, 2004, our patent portfolio relating to our proprietary technologies in the HIV, cancer and symptom management areas is comprised, on a worldwide basis, of 104 patents that are issued or allowed and 184 pending patent applications, which we either own directly or of which we are the exclusive licensee. The issued patents that we own expire on dates ranging from 2012 through 2021. However, we have filed a number of United States and foreign patent applications related to MNTX, our HIV attachment technology, our technology directed to PRO 542 and PRO 140, our ProVax technology and clinical uses of these technologies. We have also filed a number of United States and foreign patent applications, one of which is owned jointly with the Aaron Diamond AIDS Research Center, relating to the discovery of an HIV co-receptor, CCR5. Patent term extensions and these pending patent applications may extend the period of patent protection afforded our products in development, when and if such patent term extensions and patent applications are allowed and issued or patent term extensions are granted.

Our patent portfolio includes United States and foreign patents and pending patent applications that relate to our products in development in the HIV, cancer, symptom management and supportive care areas and of which we are the exclusive licensee. This portion of our patent portfolio is described in more detail below.

Under a license agreement with UR Labs, Inc. (See “—Licenses—UR Labs”), we obtained worldwide exclusive rights to specified technology relating to MNTX. This technology is the subject of issued U.S. and European patents and several related U.S. and foreign patent applications filed by the University of Chicago relating to certain compositions, formulations and uses of MNTX. The last of the presently issued patents expire in 2017; however, patent applications that we have also licensed and patent term extensions may extend the period of patent protection, when and if such patent applications are allowed and issued or patent term extensions are granted. Furthermore, we have continued to expand the patent coverage relating to MNTX with the filing of new patent applications that may extend the patent protection period for MNTX when and if such patent applications are allowed and issued.

Under a license agreement with Sloan-Kettering (See “—Licenses—Sloan-Kettering”), we obtained worldwide exclusive rights to specified technology relating to ganglioside conjugate vaccines, including GMK, and its use to treat or prevent cancer. This technology is the subject of a patent filed by Sloan-Kettering in the United States and 25 foreign countries claiming composition of matter and methods of production and use of specified ganglioside conjugate vaccines for the treatment or prevention of human cancer. The currently issued patents expire in 2014. However, pending patent applications that we have also licensed and patent term extensions may extend the period of patent protection, when and if such patent applications are allowed and issued or patent term extensions are granted.

Under a license agreement with Columbia University (See “—Licenses—Columbia University”), we obtained worldwide, exclusive rights to specified technology relating to CD4. This technology is the subject of issued U.S. and European patents and several related U.S. and foreign patent applications filed by Columbia University. The issued patents and the patent applications claim composition of matter and methods of production and use of specified CD4-based products for the treatment or prevention of HIV infection. The issued patents covered by this license agreement expire on dates ranging from 2007 to 2020; however, patent applications that we have also licensed and patent term extensions may extend the period of patent protection, when and if such patent applications are allowed and issued or patent term extensions are granted.

Back to Contents

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

Back to Contents

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

The FDA may not approve any NDA or BLA we submit in a timely maner or at all.

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

Back to Contents

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

Manufacturing

We currently manufacture PRO 542, PRO 140, GMK and PSMA protein vaccines in our two biologics pilot production facilities in Tarrytown, New York. One of these facilities is for the production of vaccines and the other is for the production of recombinant proteins. We are preparing to install in 2004 a 1,000-liter bioreactor, which we expect will be operational in early 2005. This new facility will utilize our new cell line to provide us with an additional source of clinical supplies of PRO 542 and will also be utilized to manufacture supplies of PRO 140 and PSMA protein vaccines in support of our clinical programs. We believe that our existing production facilities will be sufficient to meet our initial needs for clinical trials for these product candidates. However, these facilities may be insufficient for all of our late-stage clinical trials for these product candidates and would be insufficient for commercial-scale requirements. We may be required to further expand our manufacturing staff and facilities, obtain new facilities or contract with third parties or corporate collaborators to assist with production.

We currently rely on single-source third party manufacturers for the supply of both bulk and finished form MNTX. We believe that our existing arrangements with such single-source third party manufacturers are stable, reliable and adequate for the balance of our clinical trial and initial commercial supply requirements. However, to ensure redundancies in our supply chain we continue to be actively engaged in a program to further expand our existing relationships, as well as to identify additional manufacturers for bulk and finished form MNTX as supplements and backup to our current arrangements.

In the event we decide to establish a full-scale commercial manufacturing facility for any or all of our products, we would need to spend substantial additional funds and will be required to hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

Sales and Marketing

We plan to market products for which we obtain regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third-party collaborators. We may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. We believe that our current approach allows us maximum flexibility of selecting the marketing method that will both increase market penetration and commercial acceptance of our products and enable us to avoid expending significant funds to develop a large sales and marketing organization. Cytogen has certain marketing rights with respect to the PSMA products covered by the Joint Venture Agreement.

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

Back to Contents

With respect to MNTX, there are currently no FDA approved products for reversing the debilitating side effects of opioid pain therapy or for the treatment of post-operative bowel dysfunction. We are, however, aware of a product candidate in advanced clinical development that targets these therapeutic indications, but its effects are limited solely to the lumen of the gastrointestinal tract, whereas MNTX is available systemically.

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

With respect to the immunotherapeutic products based on PSMA that we are developing through our PDC joint venture, there are traditional forms of treatment for prostate cancer such as surgery, radiation therapy, chemotherapy and hormone therapy. However, if the disease spreads these forms of treatment can be ineffective. We are aware of several competitors who are developing alternate forms of treatment including in vivo and ex vivo immunotherapies, some of which are directed against PSMA and are in early stage clinical trials.

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

Back to Contents

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

Environment

We seek to comply with all applicable statutory and administrative requirements concerning environmental quality. We have made, and will continue to make, expenditures for environmental compliance and protection. Expenditures for compliance with environmental laws have not had, and are not expected to have, a material effect on our capital expenditures, results of operation, or competitive position.

Human Resources

At December 31, 2003, we had 115 full-time employees, 22 of whom, including Dr. Maddon, hold Ph.D. degrees or foreign equivalents and four of whom, including Dr. Maddon, hold M.D. degrees. At such date, 83 employees were engaged in research and development, medical and regulatory affairs and manufacturing activities and 32 were engaged in finance, legal, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Back to Contents

Executive Officers and Key Management

Our executive officers and other key personnel are as follows:

Name	Age	Position

Paul J. Maddon, M.D., Ph.D.	44	Chairman of the Board, Chief Executive Officer and Chief Science Officer
Ronald J. Prentki, M.B.A.	46	President and Director
Robert J. Israel, M.D.	47	Senior Vice President, Medical Affairs
Robert A. McKinney, C.P.A.	47	Vice President, Finance & Operations and Treasurer
Philip K. Yachmetz, J.D.	47	Vice President, General Counsel and Secretary
Lynn M. Bodarky, M.B.A.	38	Vice President, Business Development & Licensing
Thomas A. Boyd, Ph.D.	52	Vice President, Preclinical Development and Project Management
Richard W. Krawiec, Ph.D.	56	Vice President, Investor Relations & Corporate Communications
William C. Olson, Ph.D.	41	Vice President, Research & Development
Nitya G. Ray, Ph.D.	51	Vice President, Manufacturing

Paul J. Maddon, M.D., Ph.D. is our founder and has served in various capacities since our inception, including as our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Science Officer. From 1981 to 1988, Dr. Maddon performed research at the Howard Hughes Medical Institute at Columbia University in the laboratory of Dr. Richard Axel. Dr. Maddon serves on several NIH scientific review committees and is a member of the Board of Directors of the New York Biotechnology Association. Dr. Maddon also serves on the board of directors of Epixis SA, a French biotechnology company. He received a B.A. in biochemistry and mathematics and a M.D. and a Ph.D. in biochemistry and molecular biophysics from Columbia University. Dr. Maddon has been an Adjunct Assistant Professor of Medicine at Columbia University since 1989.

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

Robert A. McKinney, C.P.A. joined us in September 1992. Mr. McKinney served as Director, Finance and Operations and Treasurer from 1992 to January 1993, when he was promoted to Vice President, Finance and Operations and Treasurer of Progenics. From 1991 to 1992, he was Corporate Controller at VIMRx Pharmaceuticals, Inc., a biotechnology research company. From 1990 to 1991, Mr. McKinney was Manager, General Accounting at Micrognosis, Inc., a software integration company. From 1985 to 1990, he was an audit supervisor at Coopers & Lybrand LLP, an international accounting firm. Mr. McKinney studied finance at the University of Michigan, received a B.B.A. in accounting from Western Connecticut State University, and is a Certified Public Accountant.

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

Back to Contents

Lynn M. Bodarky, M.B.A. joined us in February 2004 as Vice President, Business Development & Licensing. Prior to joining Progenics, Ms. Bodarky served as Senior Director, Global Licensing at Pharmacia Corporation (subsequently acquired by Pfizer, Inc.) from 2000 to 2003. From 1991 to 1999, Ms. Bodarky held positions of increasing responsibility at Merck & Co., Inc., initially in the financial area and most recently as Associate Director, Business Affairs. From 1987 to 1989, she was an auditor at Deloitte & Touche, an international public accounting firm. Ms. Bodarky received a B.S. in accounting from the Wharton School, University of Pennsylvania and an M.B.A. in finance and international business from the Columbia Business School, Columbia University.

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

Nitya G. Ray, Ph.D. joined us in February 2001 as Senior Director, Manufacturing and was promoted to Vice President, Manufacturing in March 2004. Prior to joining Progenics, Dr. Ray served as Director of Bioprocess Development at Ortec International from 1997 to 2001. From 1993 to 1997, Dr. Ray held positions of increasing responsibility at Hoffmann-La Roche in the areas of GMP Manufacturing and Process Development, and most recently as Research Leader, Biopharmaceuticals. From 1985 to 1993, he held positions of increasing responsibility at Verax Corporation where he developed process technology for biopharmaceutical manufacturing. Dr. Ray received a M.S. and Ph.D. in Chemical & Biochemical Engineering from Rutgers University and a B.S. in Chemical Engineering from Jadavpur University, India.

Scientific Advisory Boards and Consultants

An important component of our scientific strategy is our collaborative relationship with leading researchers in cancer and virology. Certain of these researchers are members of our two Scientific Advisory Boards (SAB), one in cancer and one in virology. The members of each SAB attend periodic meetings and provide us with specific expertise in both research and clinical development. In addition, we have collaborative research relationships with certain individual SAB members. All members of the SABs are employed by employers other than us and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. These companies may also compete with us. Several members of the SABs have, from time to time, devoted significant time and energy to our affairs. However, no member is regularly expected to devote more than a small portion of time to Progenics. In general, our scientific advisors are granted stock options in Progenics and receive financial remuneration for their services.

Back to Contents

The following table sets forth information with respect to our Scientific Advisory Boards.

Cancer Scientific Advisory Board

Alan N. Houghton, M.D. (Chairman)	Chairman, Immunology Program, Sloan-Kettering and Professor, Weill/Cornell Medical College (“WCMC”)
David B. Agus, M.D.	Research Director, Prostate Cancer Institute, Cedars-Sinai Medical Center
Angus G. Dalgleish, M.D., Ph.D.	Chairman and Professor of Medical Oncology, St. George’s Hospital, London
Samuel J. Danishefsky, Ph.D.	Kettering Professor and Head, Bioorganic Chemistry, Sloan-Kettering Institute and Professor of Chemistry, Columbia University
Warren D. W. Heston, Ph.D.	Director, Research Program in Prostate Cancer; Staff. Dept. of Cancer Biology, Lerner Research Institute; Staff, Urological Institute, Cleveland Clinic Hospital, Cleveland Clinic Foundation
Philip O. Livingston, M.D.	Member, Sloan-Kettering and Professor, WCMC
John Mendelsohn, M.D.	President, The University of Texas M.D. Anderson Cancer Center
David A. Scheinberg, M.D., Ph.D.	Vincent Astor Chair and Chairman, Molecular Pharmacology and Chemistry Program, Sloan-Kettering and Professor, WCMC

Virology Scientific Advisory Board

Stephen P. Goff, Ph.D. (Chairman)	Professor of Biochemistry, Columbia University
Dennis R. Burton, Ph.D.	Professor, The Scripps Research Institute
Lawrence A. Chasin, Ph.D.	Professor of Biological Sciences, Columbia University
Leonard Chess, M.D.	Professor of Medicine, Columbia University
Wayne A. Hendrickson, Ph.D.	Professor of Biochemistry, Columbia University
Min Lu, Ph.D.	Associate Professor of Biochemistry, WCMC
Sherie L. Morrison, Ph.D.	Professor of Microbiology, UCLA
Robin A. Weiss, Ph.D.	Professor and Director of Research, ICR, Royal Cancer Hospital, London

Other Scientific Consultants

Jonathan Moss, M.D., Ph.D.	Professor, Department of Anesthesia and Critical Care, and Vice Chairman for Research, University of Chicago Medical Center
Thomas P. Sakmar, M.D.	Professor, The Rockefeller University

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

We have several ongoing late-stage clinical trials. We have two ongoing pivotal phase 3 clinical trials for MNTX in patients with advanced medical illness. It is likely that we will need to successfully complete both of these trials in order to obtain FDA approval to market MNTX. We have also commenced a phase 2 clinical trial of MNTX for another indication and an additional phase 1 trial involving MNTX in a third indication. If the results of any of these trials are not satisfactory, or if we encounter clinical trial supply issues, our MNTX development program would be adversely affected, resulting in delays in the commencement of planned trials and our regulatory filing. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for and obtaining the regulatory approvals necessary to market MNTX. Since MNTX is our most clinically advanced product, a setback of this nature would have a material adverse effect on our business.

We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK. ECOG’s decision was based on an early analysis of data which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha-interferon. As a result of the actions of ECOG, that trial did not complete patient dosing as contemplated by the initial trial protocol. We are continuing to follow-up with patients who were enrolled in that trial. However, we cannot predict how long this will take or what the results will show, and we do not expect to know the results much before the end 2004 or later. The second pivotal phase 3 trial for GMK being conducted with Europe’s leading cancer cooperative group, EORTC, was initiated in May 2001 and at present we do not expect to reach the full enrollment of 1,300 patients until mid-2005. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

Back to Contents

Additionally, if the results of our early stage studies with PRO 542, PRO 140 or our PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

We may be delayed in commencing or completing our clinical trials.

Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in this Annual Report on Form 10-K, the actual timing of these events can vary dramatically. Delays can be caused by regulatory or patent issues, interim or final results of on-going clinical trials, scheduling conflicts with participating clinicians and clinical institutions and the rate of patient accruals. Clinical trials involving our product candidates may not commence or be completed as forecasted.

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

To achieve the results we need to obtain regulatory approval, we or our collaborators must demonstrate a product’s safety and efficacy in humans through extensive preclinical and clinical testing. Numerous events may arise during, or as a result of, the testing process, including the following:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	potential products may not have the desired efficacy or may have undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;

•	results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•	after reviewing test results, we or our collaborators may abandon projects which we might previously have believed to be promising, some of which may be described in this annual report on Form 10-K; and

•	we, our collaborators or regulators may suspend or terminate clinical trials, if we or they believe that the participating subjects or patients are being exposed to unacceptable health risks.

Clinical testing is very expensive and can take many years. Our failure to adequately demonstrate the safety and efficacy of a product under development would delay or prevent regulatory approval of the product, which could adversely affect our operating results and credibility.

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

The extent to which any of our products achieve market acceptance will depend on competitive factors. Competition in our industry is intense, and it is accentuated by the rapid pace of technological development. There are products currently in the market that will compete with the products that we are developing, including chemotherapy drugs and AIDS drugs. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our operating results and financial position would suffer.

Back to Contents

A competitor developing an opioid antagonist may reach the market ahead of us.

We are aware that Adolor Corporation, in partnership with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing an opioid antagonist, Entereg™ (alvimopan), for post-operative ileus, which has completed phase 3 clinical trials, and for chronic opioid bowel dysfunction and acute opioid-induced bowel dysfunction, which are currently in phase 2 trials. Entereg is further along in the clinical development process than MNTX. If Entereg reaches the market before MNTX, it could achieve a significant competitive advantage relative to MNTX. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

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

Our level of commitment to fund the PSMA joint venture and that of our joint venture partner, Cytogen, is based upon an annual budget and work plan that is developed and approved by both parties. We have, in the past, experienced delays in reaching agreement with Cytogen regarding annual budget issues and strategic and operational matters relating to the joint venture. While we and Cytogen have an established process for reaching agreement on these matters, we might, from time to time, not succeed in a timely fashion, which could result in delays in advancing our PSMA programs or, if we do not reach agreement at all would ultimately lead to the dissolution of the joint venture and perhaps abandonment of the PSMA programs being conducted by the joint venture. Currently, we have an approved budget and work plan for 2004, however, this does not commit either party to any level of funding beyond the current year. In the event that an annual budget is not approved beyond 2004, we and Cytogen are required to fund any remaining obligations upon dissolution of the joint venture in accordance with the LLC Agreement.

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

Back to Contents

If we do not remedy our current failure to achieve milestones or satisfy certain conditions regarding some of our product candidates, we may not maintain our rights under our licenses relating to these product candidates.

We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including filing for and obtaining product approvals and introducing products, to maintain our rights under our licenses, including our licenses from UR Labs, Inc., Sloan-Kettering Institute for Cancer Research and Columbia University. We may not be able to maintain our rights under these licenses. Under our license agreements relating to GMK and our HIV product candidates, including PRO 542, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to commence commercialization of the drug by 2002 (for GMK) and to have filed for marketing approval by 2001 (for the HIV products). We have not achieved these and other milestones and are unlikely to achieve them soon. If we can establish that our failure to achieve these milestones was as a result of technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled under these license agreements to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. We are also required under our license agreement with UR Labs to file an NDA by December 31, 2004. If we do not comply with our obligations under our license agreements, the licensors may terminate them. Termination of any of our licenses could result in our losing our rights to, and therefore being unable to commercialize, any related product. We have on-going discussions with Sloan-Kettering and Columbia to reach agreement on the revision of applicable milestone dates, however, there can be no assurance of a positive outcome.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of December 31, 2003 we had an accumulated deficit of approximately $77.3 million. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand development and clinical trial efforts.

Our ability to achieve long-term profitability is dependent in part on obtaining regulatory approvals for products and entering into agreements for commercialization of our products. However, our operations may not be profitable even if any of our products under development are commercialized.

We are likely to need additional financing, but our access to capital funding is uncertain.

Our current and anticipated development projects require substantial capital. We are likely to need substantial additional funds to conduct product development activities. We believe that our current capital resources, together with revenue from currently approved government grants and contracts and revenue from the services we perform for our JV with Cytogen, should be sufficient to fund our operations at least through the first half of 2005. We cannot predict with any certainty when we will need additional funds or how much we will need. Our need for future funding will depend on numerous factors, many of which are outside our control. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Back to Contents

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

We are subject to extensive regulation, which can be costly and time consuming and can subject us to unanticipated fines and delays.

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

Back to Contents

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

Generally, we have the right to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. In addition, our license agreement with UR Labs regarding MNTX gives us the right to prosecute and maintain the licensed patents. We bear the cost of engaging in some or all of these activities with respect to our license agreements with Sloan Kettering for GMK, Columbia for our HIV product candidates subject to the Columbia license and UR Labs for MNTX. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under specified circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

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

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Maddon, our Chairman, Chief Executive Officer and Chief Science Officer, or Mr. Prentki, our President, could cause our management and operations to suffer. We have an employment agreement with Dr. Maddon, the initial term of which runs through June 30, 2005, subject to an automatic renewal for an additional period of two years unless either party provides ninety days prior notice of non-renewal. We also have an employment agreement with Mr. Prentki, the initial term of which runs through March 2004, subject to automatic annual extensions unless either party provides six months prior notice of termination. Neither we nor Mr. Prentki provided such notice, and we are currently negotiating a new employment agreement with him. Employment agreements do not, however, assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

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

A substantial portion of our revenues to date has been derived from federal government grants and research contracts. In addition to previous years’ awards, in 2003 we were awarded, in the aggregate, approximately $35.1 million in National Institutes of Health grants and research contracts. We cannot rely on grants or additional contracts as a continuing source of funds. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing grants or contracts may be less than those received to date.

Back to Contents

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

If we or any of our collaborators succeed in bringing one or more of our products to market, third-party payors may establish and maintain price levels insufficient for us to realize an appropriate return on our investment in product development. Significant changes in the health care system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our operating results and our ability to raise capital and commercialize products.

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

We handle hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we do business. If we are involved in a hazardous waste spill or other accident we could be liable for damages, penalties or other forms of censure.

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

Our stock price has a history of significant volatility. Between January 1, 2001 and December 31, 2003, our stock price has ranged from $35.64 to $3.82 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

•	the results of preclinical studies and clinical trials involving our products or those of our competitors;

•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

Back to Contents

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

Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 28.1% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

We sublease approximately 48,000 square feet of laboratory, manufacturing and office space in Tarrytown, New York. We sublease this space pursuant to a sublease which terminates in June 2005, with an option to renew for two two-year terms. We have two pilot production facilities within these leased facilities for the manufacture of products for clinical trials. The base monthly rent for our sublease is $61,800 from January 1, 2004 through June 30, 2005, plus additional utility charges.

On September 30, 2003 we executed a lease for approximately 33,800 square feet of additional laboratory, manufacturing and office space in Tarrytown, New York. The commencement dates of the lease for these spaces range from October 23, 2003 to March 15, 2004, subject to certain acceleration provisions with regard to some of the spaces. The lease expires on December 31, 2009, with an option to renew for two additional five-year terms. The base monthly rent under the lease is approximately $55,700 for the period from commencement until August 31, 2007 and approximately $64,700 for the period from September 1, 2007 until December 31, 2009. We have the right under the lease to elect to reduce the size of the demised premises by approximately 2,721 square feet, which would result in a commensurate reduction of our payment obligations under the lease.

Back to Contents

We are negotiating to lease an additional 15,200 square feet of manufacturing space which, together with the newly executed lease discussed above, would provide us with an aggregate of an additional approximately 49,000 square feet. We believe that these facilities will be adequate for our current needs, although we may in the future expand our facilities for additional research and development and manufacturing capability.

Item 3.	Litigation

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

Back to Contents

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
2002
First quarter	$18.470	$11.330
Second quarter	17.100	9.080
Third quarter	12.135	3.850
Fourth quarter	8.200	4.950

2003
First quarter	7.750	3.820
Second quarter	15.800	4.380
Third quarter	20.350	13.080
Fourth quarter	20.840	15.750

On March 10, 2004, the last sale price for the common stock as reported by Nasdaq was $20.73. There were approximately 150 holders of record of our common stock as of March 10, 2004.

Dividends

We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of December 31, 2003, certain information related to our equity compensation plans.

Plan category	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c ) Number of shares remaining available for future issuance (excluding securities reflected in 1st column)

Equity compensation plans approved by shareholders:	4,407,310	(1)	$13.71	1,057,184	(2)
Equity compensation plans not approved by shareholders: (3)	702,541		$ 4.45	0
Total	5,109,851		$12.44	1,157,184

(1)	Does not include options issued under the ESPP or the Non-Qualified ESPP.
(2)	Includes 452,049 shares available for issuance under the ESPP and 236,726 shares available for issuance under the Non- Qualified ESPP.
(3)	Consists of the Company’s 1989 Non-Qualified Stock Option Plan, the 1993 Stock Option Plan, as amended, and the 1993 Executive Stock Option Plan. See the Notes to the Financial Statements included herein.

Back to Contents

Item 6.	Selected Financial Data

The selected financial data presented below as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 are derived from our audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 1999, 2000 and 2001 and for each of the two years in the period ended December 31, 2000 are derived from our audited financial statements not included herein. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes included elsewhere herein.

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Contract research and development, joint venture			$199	$5,298	$2,486
Contract research and development, other	$14,017	$7,070	4,397	194
Research grants and contracts	1,956	2,707	4,244	4,544	4,826
Product sales	40	45	43	49	149

Total revenues	16,013	9,822	8,883	10,085	7,461

Expenses:
Research and development	11,227	13,075	14,501	23,761	27,241
General and administrative	3,866	5,042	6,499	6,484	8,029
Loss in Joint Venture	2,047	945	2,225	2,886	2,525
Depreciation and amortization	697	709	707	1,049	1,273

Total expenses	17,837	19,771	23,932	34,180	39,068

Operating (loss)	(1,824)	(9,949)	(15,049)	(24,095)	(31,607)
Other income (expense):
Interest income	1,440	4,127	3,348	1,708	625
Interest expense	(112)	(95)	(49)	(2)	(4)
Payment from collaborator			9,852
Payment from insurance settlement				1,600

Total other income (expenses)	1,328	4,032	13,151	3,306	621

Net (loss)	$(496)	$(5,917)	$(1,898)	$(20,789)	$(30,986)

Per share amounts on net (loss):
Basic and diluted	$(0.05)	$(0.49)	$(0.15)	$(1.66)	$(2.32)

	December 31,

	1999	2000	2001	2002	2003

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$67,617	$60,424	$61,877	$42,374	$65,663
Working capital	53,053	48,808	40,650	36,209	56,228
Total assets	71,261	67,013	67,481	48,118	72,886
Deferred lease liability	37	4	39	71	50
Total stockholders’ equity	67,821	64,754	64,345	45,147	67,683

Back to Contents

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Progenics is a biopharmaceutical company focusing on the development and commercialization of innovative products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. We commenced principal operations in late 1988 and since that time have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that we have under development, we will need to address a number of technological challenges and comply with comprehensive regulatory requirements. Accordingly, it is not possible to predict the amount of funds that will be required or the length of time that will pass before we receive revenues from sales of any of these products.

To date, product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through December 31, 2003 have been payments received under our collaboration agreements and from PSMA Development Company LLC, our joint venture with Cytogen Corporation (the “JV”), research grants and contracts related to our cancer and HIV programs and interest income.

To date, a majority of our expenditures have been for research and development activities (See Part I – Item 1. “Business”). We expect that our research and development expenses will increase significantly as our programs progress and our related clinical and regulatory activity levels increase. With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at December 31, 2003, an accumulated deficit of approximately $77,293,000. We will require additional funds to complete the development of our products, to fund the cost of clinical trials and to fund operating losses that are expected to continue for the foreseeable future. We do not expect our products under development to be commercialized in the near future.

We have a 50% ownership interest in the JV. We were required to fund the first $3.0 million of research and development costs and such amounts were recorded as capital contributions to and losses in the JV. During the fourth quarter of 2001, we surpassed the $3.0 million threshold, at which time we began recognizing revenue for services and costs being provided to and paid by the JV. We currently recognize our portion of the JV’s loss. Prior to reaching the $3.0 million threshold, we recognized 100% of the JV’s research and development losses.

We provide services to the JV under the terms of a services agreement between Progenics and Cytogen (collectively, the “Members”) and the JV. As of March 31, 2002, and through January 31, 2004, we were performing services for the JV under a month-to-month extension of the services agreement. The services agreement expired effective January 31, 2004 and the Members have not yet agreed upon the terms of a replacement services agreement, if any.The Members agreed to a budget for 2004 and their respective capital contributions for the year. The JV’s work plan, budget and other operational and financial matters relating to periods after 2004 will require the agreement of the Members. If we do not agree on terms for future periods, our revenues could be adversely affected.

Back to Contents

Results of Operations

Years Ended December 31, 2002 and 2003

Revenues:

We recognized $2,486,000 and $5,298,000 of revenue for research and development services performed for the JV during 2003 and 2002, respectively. Approximately $1,937,000 of the amount recognized in 2002 represents reimbursement for third party expense paid by us. Such expenses were paid directly from the JV in 2003. Based on the 2004 budget, we expect to recognize approximately $2.6 million of revenue for services provided to the JV during 2004. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV and the future financial position of the JV.

According to the joint venture agreement, and in consideration of our initial incremental capital contribution and recognition of $3.0 million of joint venture research expenses, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies, and receive related amounts not to exceed $3.0 million. Through December 31, 2003, we had recognized approximately $927,000 of revenue from five such government grants, which is included in research grant revenue in our accompanying financial statements. Proceeds received from the JV for research activities for which the Company has also received such corresponding grant revenue is reflected in the accompanying financial statements as an adjustment to joint venture losses and contract revenue from the joint venture. On behalf of the JV, we have applied for additional grant funding.

Other contract research and development revenue declined from $194,000 in 2002 to $0 in 2003 as our commitments for such work were completed.

Revenues from research grants and contracts increased from $4,544,000 in 2002 to $4,826,000 in 2003. The increase resulted from the funding of a greater number of grants and contracts in 2003.

Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, patent costs, and product manufacturing costs. Research and development expenses increased $3,480,000 from $23,761,000 in 2002 to $27,241,000 in 2003. During 2003, such expenses included approximately $8,767,000 of salaries and benefits, $6,752,000 in lab supplies, $4,382,000 to clinical research organizations, $3,461,000 for contract manufacturing and subcontractors, $2,067,000 for operating expense and travel, $917,000 in license fees and $895,000 for consultants. The 2003 increase was principally due to (i) an increase of $1,923,000 related to an increase in headcount from 70 in 2002 to 83 in 2003 in the research and development, manufacturing and medical departments and (ii) an increase of $3,836,000 in manufacturing supplies and clinical trial costs for MNTX, offset by (i) a decrease of $1,049,000 in PSMA supplies purchase for the JV (such supplies were purchased directly by the JV in 2003), (ii) a decrease of $517,000 in contract manufacturing and supplies for PRO 542, (iii) a decrease of $387,000 in subcontractor costs for under grants and contracts and (iv) a decrease of $437,000 in general lab supplies and miscellaneous. We expect to incur significant increases in research and development costs related to MNTX as the clinical programs expand and progress. Spending in other programs is expected to remain relatively stable.

Back to Contents

General and administrative expenses include executive and administrative labor, professional fees, office rent and supplies. General and administrative expenses increased from $6,484,000 in 2002 to $8,029,000 in 2003. The $1,545,000 increase was principally due to (i) an increase of $623,000 related to an increase in administrative headcount, (ii) an increase of $447,000 in professional fees including patent costs, recruiting and audit related fees and (iii) an increase of $436,000 in operating expenses including rent, insurance and office supplies.

Loss in joint venture decreased from $2,886,000 in 2002 to $2,525,000 in 2003. As further described above, during 2003, we recognized approximately $927,000 of payments received from the JV as an adjustment to JV losses and contract revenue from the JV. The level of future losses from the JV will be dependent upon the extent of research and development costs expended by the JV and the future financial position of the JV.

Depreciation and amortization increased from $1,049,000 in 2002 to $1,273,000 in 2003 as we purchased capital assets and made leasehold improvements in 2003 to accommodate expansion.

Other income (expense):

Interest income decreased from $1,708,000 in 2002 to $625,000 in 2003 as cash available for investing decreased and interest rates declined year over year. During 2002, we received a $1,600,000 payment from an insurance settlement related to a heat excursion in our storage facility.

Our net loss was $20,789,000 in 2002 compared to a net loss of $30,986,000 in 2003.

Years Ended December 31, 2001 and 2002

Revenues:

We recognized $5,298,000 and $199,000 of revenue for research and development services performed for the JV during 2002 and 2001, respectively.

Other contract research and development revenue declined from $4,937,000 in 2001 to $194,000 in 2002 primarily due to a decrease in funding received from Bristol-Myers Squibb Company (“BMS”) after we and BMS mutually terminated our collaboration agreement in May 2001. We received $3,673,000 from BMS in 2001 under the agreement and $0 in 2002. Revenues from contract research and development performed for other collaborators decreased from $1,243,000 in 2001 to $194,000 in 2002 as our commitments for such work were completed.

Revenues from research grants and contracts increased from $4,244,000 in 2001 to $4,544,000 in 2002. The increase resulted from the funding of a greater number of grants in 2002. Sales of research reagents increased from $43,000 in 2001 to $49,000 in 2002 resulting from increased orders for such reagents during 2002.

Expenses:

Research and development expenses increased from $14,501,000 in 2001 to $23,761,000 in 2002. The increase was principally due to (i) an increase of $2,292,000 related to an increase in headcount from 50 in 2001 to 70 in 2002 in the research and development, manufacturing and medical departments, (ii) an increase of $2,537,000 in manufacturing supplies (particularly for MNTX) and (iii) an increase of $4,033,000 in spending on the JV’s PSMA project and our HIV research programs.

Back to Contents

General and administrative expenses remained relatively unchanged at $6,499,000 in 2001 and $6,484,000 in 2002.

Loss in joint venture increased from $2,225,000 in 2001 to $2,886,000 in 2002. The increase was primarily due to the growth and acceleration of the JV’s development programs to develop in vivo immunotherapies for prostate cancer and the costs of licensing transactions. The increase in the JV loss was due to an increase in the headcount assigned to the PSMA project and the related cost of supplies. Additionally, prior to reaching the $3.0 million threshold, we recognized 100% of the JV’s research and development losses; that percentage was reduced to 50% subsequent to reaching that threshold in December 2001.

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

Liquidity and Capital Resources

We have funded our operations since inception primarily through three public offerings of common stock, private placements of equity securities, payments received under collaboration agreements, funding under government research grants and contracts, interest on investments, a line of credit that was repaid and terminated and the proceeds from the exercise of outstanding options and warrants. In November 2003, we completed a public offering of 3.33 million shares of our common stock at a price of $16.25 per share. The managing underwriters for this offering were Citigroup, CIBC World Markets Corp., Lazard, Legg Mason Wood Walker, Incorporated and Punk, Ziegel & Company. Net proceeds to the Company after expenses were $49.8 million. We are using the proceeds from the offering for the funding of clinical trials of product candidates, expansion of our manufacturing facilities and research and development projects as well as for working capital and other general corporate purposes.

At December 31, 2003, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $65.7 million compared with $42.4 million at December 31, 2002. The cash used in operations for the year ended December 31, 2003 was $27.4 million compared with $17.3 million for the same period in 2002. The increase in cash used in operations for the year ended December 31, 2003 resulted primarily from higher net losses resulting from increased research and development activity in connection with MNTX, partially offset by an increase in accounts payable and accrued expenses.

Back to Contents

The cash provided by investing activities for the year ended December 31, 2003 was $12.4 million compared with $14.5 million of cash provided by investing activities for the same period in 2002. The cash provided by investing activities for the year ended December 31, 2003 resulted primarily from the sale of $33.8 million of marketable securities offset by the purchase of $19.6 million of marketable securities and the purchase of $1.4 million of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional research and development space. We expect to spend about $5.9 million during 2004 to construct a new manufacturing facility in space located on our current site for which we are in negotiations to lease. We expect such facility to be operational in early 2005.

Cash provided by financing activities for the year ended December 31, 2003 was $53.3 million as compared with $1.4 million of cash provided by financing activities for the same period in 2002. The cash provided by financing activities for the year ended December 31, 2003 reflects, (i) the completion of a public offering of our common stock as described above, and (ii) the exercise of stock options under our Employee Stock Option Plans and the sale of common stock under the Employee Stock Purchase Plans which provided $3.5 million.

We are required to make capital contributions to fund 50% of the current and future spending on the PSMA projects under the terms of the JV. Such amount was $4.0 million during 2003. The level of commitment by Progenics and Cytogen to fund the JV is based on a budget that is approved annually by the Members. That budget is intended to be sufficient to fund research and development projects for the current year. The budget must also consider the ability of the Members to fund the JV. The Members have approved an annual budget of approximately $9.1 million and a work plan for the year 2004 pursuant to which, among other things, the Members are engaged in a research and development program on behalf of the JV with the majority of the work to be performed by Progenics. The budget requires capital contributions of $4.2 million from each Member during 2004.

For the year ended December 31, 2003, we recognized approximately $2,486,000 of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV and the terms of a new services agreement, if any, or such other agreement of the Members with respect to research and development services to be performed.

Our total expenses for research and development from inception through December 31, 2003 have been approximately $122.0 million. We currently have major research and development programs investigating symptom management and supportive care, human immunodeficiency virus-related diseases (“HIV”) and cancer, for which we own or have licensed technology and collaborated with other pharmaceutical and biotechnology companies as well as academic institutions. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. However, we expect to increase our spending on MNTX to approximately $22.0 million in 2004 for purchases of clinical supplies and clinical trials. Spending on other programs is expected to remain relatively constant in 2004. For the years ended December 31, 2001, 2002 and 2003, research and development costs incurred were as follows (See "— Results of Operations — Expenses”):

Back to Contents

	Years Ended December 31,

	2001	2002	2003

	(in $ million)
MNTX		$7.0	$11.7
HIV	$9.8	7.3	7.5
Cancer	4.2	7.0	4.5
Other programs	0.5	2.5	3.5

Total	$14.5	$23.8	$27.2

We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity.

In September 2003, we were awarded a contract by the National Institutes of Health (the “NIH Contract”). The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Our scientists will be the principal investigators under the contract and will head the vaccine development effort. Existing academic collaborators of ours will head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3.8 million is earmarked under the NIH Contract to fund such subcontracts. Funding under this NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones.

We believe that our existing capital resources together with revenue from currently approved government grants and contracts and revenue from the JV should be sufficient to fund operations at least through the first half of 2005. During the next 12 months, we expect to expend substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

For periods beyond 12 months, we may seek additional financing to fund operations through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. We will require substantial funds to continue to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

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

Back to Contents

Other than currently approved grants and contracts and revenue from services performed for the JV for 2004, we have no committed external sources of capital and, as discussed above, we expect no significant product revenues in the near future.

The above are forward-looking statements based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets earlier than planned.

The following table summarizes our contractual obligations as of December 31, 2003 for future operating lease payments, license and milestone payments for license and corporate collaboration agreements and our funding commitment to the JV for 2004:

	Payments Due by Period

	Total	Less than one year	1 to 3 years	4 to 5 years	Greater than 5 years

	(in millions)
Operating leases	$6.4	$1.7	$2.1	$1.7	$0.9
License and collaboration agreements (1)	25.5	1.2	6.9	5.9	11.5
Funding commitment to the JV for 2004	4.2	4.2

____________

(1)	Assumes attainment of milestones covered under each agreement. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table. Certain of these agreements require us to currently pay in 2004, 2005 and 2006 annual minimum royalties or maintenance fees in the aggregate amount of $165,000, which are not included in this table. This table also does not reflect the payment obligations of the JV (See “Item1. — Business — Corporate Collaborations — PSMA Development Company LLC”).

Critical Accounting Policies

Revenue Recognition

We recognize revenue from contract research and development as we perform services, provided a contractual agreement exists, the contract price is fixed or determinable, and our collection of the resulting receivable is probable. In situations where we receive payment in advance of the performance of services, these amounts are deferred and recognized as revenue as we perform the related services. Non-refundable fees, including payments we receive for services, up-front licensing fees and milestone payments are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue in accordance with EITF Issue No. 91-6, “Revenue Recognition of Long-Term Power Sales Contracts,” which is a systematic method that is representative of the revenue earned or obligations fulfilled under these arrangements. However, the revenue we recognize is limited to the amount of non-refundable fees received. Non-refundable fees that we receive in consideration for granting collaborators the right to license product candidates developed by us are recognized as revenue on a straight-line basis over the term of the underlying agreements. With regard to our revenues from non-refundable fees, changes in estimates of our costs to complete could have a material impact on the revenues we recognize.

The Company has been awarded government research grants and contracts from the National Institutes of Health (the “NIH”). The NIH grants and contracts are used to subsidize the Company’s research projects (“Projects”). NIH grant revenue is recognized on a pro rata basis as subsidized Project costs are incurred. Such method approximates the straight-line basis over the lives of the Projects. The NIH Contract awarded in September 2003 reimburses the Company for costs associated with the preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. For the year ended December 31, 2003 and 2002, we recognized approximately $4.8 million and $4.5 million, respectively of grant and contract revenue.

Back to Contents

In connection with the formation of the equally-owned JV, we have funded the first $3.0 million of research and development costs incurred on behalf of the JV. Prior to reaching $3.0 million of such costs, we recognized reimbursements on a net basis and did not recognize any revenue from the JV. Subsequent to having funded $3.0 million of research and development costs in the fourth quarter of 2001, both Members are required to fund the JV to support ongoing research and development efforts conducted by us on behalf of the JV. Accordingly, following $3.0 million of funding, we recognized payments for research and development as revenue.

For the year ended December 31, 2003 and 2002, we recognized approximately $2.5 million and $5.3 million, respectively of contract research and development revenue for services performed on behalf of the JV. A portion of these revenues was reimbursement for costs expended to third parties. Beginning in 2003, all costs to third parties were paid directly by the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV and the extension, if any, and terms of an amended Services Agreement. The level of commitment by Progenics and Cytogen to fund the JV is based on an annual budget that is approved by both Members. That budget is intended to be sufficient to fund research and development projects for 2004. The budget must also consider the ability of the Members to fund the JV.

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed based on the expected total number of patients in the trial, the rate at which the patients enter the trial and the period over which the clinical investigators and clinical research organizations are expected to provide services. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. We expect that clinical trial expenses will increase significantly in 2004 and 2005 as many clinical trials progress or are initiated in the MNTX and HIV programs.

Future Impact of Recently Issued Accounting Standards

In December 2003, the Staff of the Securities and Exchange Commission issued SAB 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of SAB 104 was required immediately and did not have a material effect on the Company’s financial statements.

Back to Contents

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), which was issued in January 2003. FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity's expected losses, receive a majority of the entity's expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered "special-purpose entities" under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. During the year ended December 31, 2003, adoption of FIN 46R did not have a material impact on the Company's financial statements. Future evaluation of the applicability of FIN 46R will be necessary if circumstances regarding the JV change.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a "freestanding financial instrument" as a financial instrument that (1) is entered into separately and apart from any of the entity's other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial statements. In November 2003, the Financial Accounting Standards Board deferred the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company's financial statements. In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company's products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the current estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2003.

Back to Contents

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2003, the Company did not hold any market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data

See page F-1, “Index to Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

(a) It is the Chief Executive Officer’s and the Vice President, Finance and Operations’ (the Company’s principal financial officer) responsibility to ensure that the Company maintains disclosure controls and procedures (as defined in rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended) designed to provide reasonable assurances that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. Our disclosure controls and procedures include periodic meetings of a Disclosure Committee (formed in 2002) and management meetings to ensure communication of reportable events, receipt of ongoing advice from internal and external legal counsel and outside auditors on new legislation and rules and updating, if required, the Company’s disclosure controls and procedures. As of the end of the period covered by this annual report, pursuant to Exchange Act Rule 13a-15, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance and Operations, and the Disclosure Committee of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Vice President, Finance and Operations have concluded that the Company’s disclosure controls and procedures are effective.

(b) There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART III

Item 10.	Directors and Executive Officers of the Registrant

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

Item 11.	Executive Compensation

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

Item 13.	Certain Relationships and Related Transactions

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

Item 14.	Principal Accountants Fees and Services

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

Back to Contents

PART IV

Item 15.	Exhibits, Financial Statement Schedule and Reports on Form 8-K

The following documents or the portions thereof indicated are filed as a part of this Report.

a) Documents filed as part of this Report:

1.	Financial Statements of Progenics Pharmaceuticals, Inc.

Report of Independent Auditors

Balance Sheets at December 31, 2002 and 2003

Statements of Operations for the years ended December 31, 2001, 2002 and 2003

Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2001, 2002 and 2003

Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

Notes to the Financial Statements

2.	Financial Statements of PSMA Development Company LLC

Report of Independent Auditors

Balance Sheets at December 31, 2002 and 2003

Statements of Operations for the years ended December 31, 2001, 2002 and 2003 and the cumulative period from June 15, 1999 (inception) to December 31, 2003

Statements of Stockholders’ (Deficit) Equity for the period from June 15, 1999 (inception) to December 31, 2003, including the period from June 15, 1999 (inception) to December 31, 1999 and the years ended December 31, 2000, 2001, 2002 and 2003

Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003, and the cumulative period from June 15, 1999 (inception) to December 31, 2003

Notes to Financial Statements

b) Reports on Form 8-K

On November 14, 2003 we filed a Current Report on Form 8-K in which Item 7 exhibits were filed and an Item 9 Regulation FD disclosure was made and no financial statements were filed.

On November 12, 2003 we filed a Current Report on Form 8-K in which Item 9 Regulation FD disclosure was made and no financial statements were filed.

On October 31, 2003, we filed a Current Report on Form 8-K in which Item 7 exhibits were filed, an Item 9 Regulation FD disclosure was made and an Item 12 disclosure with financial statements relating to our results of operations for the quarter and the nine months ended September 30, 2003 were made.

On October 20, 2003 we filed a Current Report on Form 8-K in which Item 7 exhibits were filed and an Item 9 Regulation FD disclosure was made and no financial statements were filed.

Back to Contents

c) Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated by reference.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Progenics Pharmaceuticals, Inc.
Report of Independent Auditors	F-2
Financial Statements:
Balance Sheets as of December 31, 2002 and 2003	F-3
Statements of Operations for the years ended December 31, 2001, 2002 and 2003	F-4
Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2001, 2002 and 2003	F-5
Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003	F-6
Notes to Financial Statements	F-7
PSMA Development Company L.L.C. (a development stage enterprise)
Report of Independent Auditors	F-24
Financial Statements:
Balance Sheets as of December 31, 2002 and 2003	F-25
Statements of Operations the years ended December 31, 2001, 2002 and 2003 and the cumulative period from June 15, 1999 (inception) to December 31, 2003	F-26
Statements of Stockholders’ (Deficit) Equity for the period from June 15, 1999 (inception) to December 1, 1999, and for the years ended December 31, 2000, 2001, 2002 and 2003	F-27
Statements of Cash Flows the years ended December 31, 2001, 2002 and 2003, and the cumulative period from June 15, 1999 (inception) to December 31, 2003	F-28
Notes to Financial Statements	F-29

Back to Contents

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Progenics Pharmaceuticals, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and comprehensive loss and of cash flows present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. (the “Company”) at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2004

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

BALANCE SHEETS

	December 31,
	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$9,446,982	$47,737,467
Marketable securities	27,753,984	11,383,535
Accounts receivable	334,006	796,929
Other current assets	1,573,815	1,462,904

Total current assets	39,108,787	61,380,835

Marketable securities	5,172,808	6,541,730
Fixed assets, at cost, net of accumulated depreciation and amortization	3,705,531	3,890,991
Investment in joint venture		541,078
Restricted cash	130,795	531,570

Total assets	$48,117,921	$72,886,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,892,901	$5,044,459
Amount due to joint venture		108,687
Investment in joint venture	7,127

Total current liabilities	2,900,028	5,153,146
Deferred lease liability	71,264	50,364

Total liabilities	2,971,292	5,203,510

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued, and outstanding – none
Common stock, $.0013 par value; 40,000,000 shares authorized; shares issued and outstanding 12,681,585 in 2002 and 16,640,866 in 2003	16,486	21,633
Additional paid-in capital	91,332,106	144,940,151
Accumulated deficit	(46,307,642)	(77,293,367)
Accumulated other comprehensive income	105,679	14,277

Total stockholders’ equity	45,146,629	67,682,694

Total liabilities and stockholders’ equity	$48,117,921	$72,886,204

The accompanying notes are an integral part of the financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2002	2003

Revenues:
Contract research and development from joint venture	$199,123	$5,298,293	$2,486,127
Other contract research and development	4,397,440	193,734
Research grants and contracts	4,244,276	4,543,505	4,826,519
Product sales	42,800	49,030	148,655

Total revenues	8,883,639	10,084,562	7,461,301

Expenses:
Research and development	14,501,400	23,760,544	27,241,005
General and administrative	6,499,153	6,484,001	8,028,823
Loss in Joint Venture	2,225,454	2,886,423	2,524,664
Depreciation and amortization	707,382	1,048,960	1,273,197

Total expenses	23,933,389	34,179,928	39,067,689

Operating loss	(15,049,750)	(24,095,366)	(31,606,388)

Other income (expenses):
Interest income	3,348,401	1,708,253	625,183
Interest expense	(48,816)	(1,695)	(4,520)
Payment from collaborator	9,852,015
Payment from insurance settlement		1,600,000

Total other income	13,151,600	3,306,558	620,663

Net loss	$(1,898,150)	$(20,788,808)	$(30,985,725)

Net loss per share — basic and diluted	$(0.15)	$(1.66)	$(2.32)

Weighted-average shares — basic and diluted	12,376,056	12,550,798	13,366,823

The accompanying notes are an integral part of the financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2001, 2002 and 2003

	Common Stock		Additional Paid-in	Unearned	Accumulated	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income	Total	Income (Loss)

Balance at December 31, 2000	12,267,180	$15,947	$88,419,150	$(162,244)	$(23,620,684)	$101,771	$64,753,940

Amortization of unearned compensation				139,094			139,094
Issuance of compensatory stock options			238,333				238,333
Sale of Common Stock under employee stock purchase plans and exercise of stock options	91,403	119	880,242				880,361
Exercise of warrants	71,333	93	126,350				126,443
Net loss for the year ended December 31, 2001					(1,898,150)		(1,898,150)	$(1,898,150)
Changes in unrealized gain on marketable securities						105,342	105,342	105,342

Balance at December 31, 2001	12,429,916	16,159	89,664,075	(23,150)	(25,518,834)	207,113	64,345,363	(1,792,808)

Amortization of unearned compensation				23,150			23,150
Issuance of compensatory stock options			250,126				250,126
Sale of Common Stock under employee stock purchase plans and exercise of stock options	181,669	236	1,137,996				1,138,232
Exercise of warrants	70,000	91	279,909				280,000
Net loss for the year ended December 31, 2002					(20,788,808)		(20,788,808)	(20,788,808)
Changes in unrealized gain on marketable securities						(101,434)	(101,434)	(101,434)

Balance at December 31, 2002	12,681,585	16,486	91,332,106		(46,307,642)	105,679	45,146,629	(20,890,242)

Issuance of compensatory stock options			326,085				326,085
Sale of Common Stock under employee stock purchase plans and exercise of stock options	626,781	815	3,514,871				3,515,686
Sale of common stock in a public offering, net of expenses of $4,381,704	3,332,500	4,332	49,767,089				49,771,421
Net loss for the year ended December 31, 2003					(30,985,725)		(30,985,725)	(30,985,725)
Changes in unrealized gain on marketable securities						(91,402)	(91,402)	(91,402)

Balance at December 31, 2003	16,640,866	$21,633	$144,940,151	$—	$(77,293,367)	$14,277	$67,682,694	$(31,077,127)

The accompanying notes are an integral part of the financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

	December 31,
	2001	2002	2003

Cash flows from operating activities:
Net loss	$(1,898,150)	$(20,788,808)	$(30,985,725)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	707,382	1,048,960	1,273,197
Amortization of premiums, net of discounts, on marketable securities	383,613	1,223,948	643,600
Amortization of discount on investment in joint venture	42,749
Loss in joint venture	2,225,454	2,886,423	2,524,664
Adjustment to loss in joint venture			927,131
Non-cash expense incurred in connection with issuance of common stock, stock options	377,427	273,276	326,085
Realized loss from the sale of marketable securities	64,181
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	2,273,659	44,014	(462,923)
(Increase) decrease in other current assets	(393,541)	512,770	110,911
Increase in accounts payable and accrued expenses	519,632	321,164	2,243,250
Increase in investment in joint venture	(2,275,389)	(2,800,000)	(4,000,000)
Increase (decrease) in deferred lease liability	38,797	32,467	(20,900)

Net cash provided by (used in) operating activities	2,065,814	(17,245,786)	(27,420,710)

Cash flows from investing activities:
Capital expenditures	(1,264,799)	(2,219,644)	(1,441,662)
Purchase of marketable securities	(49,704,020)	(13,068,661)	(19,567,475)
Sale of marketable securities	52,038,819	29,934,000	33,834,000
Sale of certificate of deposit	1,000,000
Increase in restricted cash and security deposits		(130,795)	(400,775)

Net cash provided by investing activities	2,070,000	14,514,900	12,424,088

Cash flows from financing activities:
Proceeds from issuance of equity securities	1,006,804	1,418,232	57,668,811
Expenses related to issuance of equity securities			(4,381,704)
Payment of capital lease obligations	(11,969)

Net cash provided by financing activities	994,835	1,418,232	53,287,107

Net increase (decrease) in cash and cash equivalents	5,130,649	(1,312,654)	38,290,485

Cash and cash equivalents at beginning of period	5,628,987	10,759,636	9,446,982

Cash and cash equivalents at end of period	$10,759,636	$9,446,982	$47,737,467

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,067	$1,695	$4,520
Supplemental disclosure of noncash investing and financing activities:
Fixed assets included in accounts payable and accrued expenses	$25,352		$16,995

The accompanying notes are an integral part of the financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

Progenics Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward symptom management and supportive care, HIV infection and cancer. The Company has four product candidates in clinical development and several others in preclinical development. The Company was incorporated in Delaware on December 1, 1986. All of the Company’s operations are located in New York. The Company operates under a single segment.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Payments received from PSMA Development Company L.L.C. (“PSMA”) (a related party), the Company’s joint venture with Cytogen Corporation, for contract research and development are recognized as revenue as the related services are performed by the Company (see Note 8). The gross profit margin on such revenues is not material.

Payments have been previously received from Bristol-Myers Squibb Company, Hoffmann-LaRoche, the Department of Defense, and the Aaron Diamond AIDS Research Center (collectively the “Collaborators”) for contract research and development. Such amounts are recognized as revenue as the related services are performed by the Company, provided the collection of the resulting receivable is probable. In situations where the Company receives payments in advance of performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

The Company has been awarded government research grants and contracts from the National Institutes of Health (the “NIH”). The NIH grants and contracts are used to subsidize the Company’s research projects (“Projects”). NIH grant revenue is recognized on a pro rata basis as subsidized Project costs are incurred. Such method approximates the straight-line basis over the lives of the Projects. The NIH contract reimburses the Company for costs associated with the preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH.

The Company has derived all of its product revenue from the sale of research reagents. Product sales revenue is recognized at the time reagents are shipped. The reagents are products of the Company’s research and development efforts. The Company maintains no inventory of reagents and cost of product sales is not material.

On January 1, 2000, the Company adopted Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”). In December 2003, Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) superceded SAB 101. In accordance with SAB 104 and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, non-refundable fees, including payments for services, up-front licensing fees and milestone payments, are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue in accordance with EITF Issue No. 91-6, “Revenue Recognition of Long-Term Power Sales Contract,” which is a systematic method that is representative of the revenue earned on obligations fulfilled under those arrangements. However, revenue recognized is limited to the amount of non-refundable fees received.

Interest income is recognized as earned.

For each of the three years in the period ended December 31, 2003, all of the Company’s research grant and contract revenue and contract research and development revenue came from PSMA, the NIH and the Collaborators.

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

For each clinical trial that the Company conducts, certain clinical trials costs, which are included in research and development expenses, are expensed based on the total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations provide services. At each period end, we evaluate the accrued expense balance related to these activities based upon information received from the suppliers and estimated progress towards completion of the research or development objectives to ensure that the balance is reasonably stated. Such estimates are subject to change as additional information becomes available.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2003 and 2002, the Company had invested approximately $42,706,000 and $9,281,000, respectively, in funds with two major investment companies and held approximately $5,031,000 and $166,000, respectively, in a single commercial bank. Restricted cash represents amounts held in escrow for security deposits and credit cards.

Fixed Assets

Leasehold improvements, furniture and fixtures, and equipment are stated at cost. Furniture, fixtures, and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the life of the lease or of the improvement, whichever is shorter. Costs of construction of long-lived assets are capitalized but are not depreciated until the assets are placed in service. The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future undiscounted cash flows are less than the carrying amount in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of December 31, 2003, there were no impairments of long-lived assets.

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

Accounting for the Impairment of Long-Lived Assets

Long-lived assets, such as fixed assets, are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired in which case the asset’s carrying value would be reduced to fair value. For all periods presented, no impairment losses were recorded.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain (see Note 11).

Risks and Uncertainties

The Company has no products approved for sale by the U.S. Food and Drug Administration. There can be no assurance that the Company’s research and development programs will be successfully completed, that any products developed will obtain necessary government regulatory approval or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology and is dependent upon the continued services of its current employees, consultants and subcontractors. The Company currently relies upon single-source third party manufacturers for the supply of bulk and finished form MNTX.

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

Stock-Based Compensation

The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company will recognize compensation expense in situations where the terms of an option grant are not fixed or where the quoted market price of the Company’s common stock on the grant date is greater than the amount an employee must pay to acquire the stock. Compensation expense will also be recognized for performance-based vesting of stock options upon achievement of defined milestones.

The fair value of options and warrants granted to non-employees for financing, goods or services are included in the financial statements and expensed over the life of the debt, as the goods are utilized or the services performed, respectively.

The following table summarizes the pro forma operating results of the Company had compensation costs for the Company’s incentive stock option and stock purchase plans been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Since option grants awarded during 2001, 2002 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2001	2002	2003

Net loss, as reported	(1,898,150)	(20,788,808)	(30,985,725)
Add: Stock-based employee compensation expense included in reported net loss	139,094	23,150	103,332
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(5,541,423)	(7,485,933)	(11,837,651)

Pro forma net loss	(7,300,479)	(28,251,591)	(42,720,044)
Net loss per share amounts, basic and diluted:

As reported	$(0.15)	$(1.66)	$(2.32)

Pro forma	$(0.59)	$(2.25)	$(3.20)

The table does not include $238,333, $250,126 and $222,753 of non-employee compensation expense in the years ended December 31, 2001, 2002 and 2003, respectively

Other disclosures required by SFAS No. 123 have been included in Note 9.

Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” for the years ended December 31, 2001, 2002 and 2003 have been included in the Statements of Stockholders’ Equity and Comprehensive Loss.

Reclassifications

Certain reclassifications have been made to the financial statements for 2001 and 2002 to conform with the current year’s presentation. See also Note 13 for additional information regarding a reclassification to 2003 quarterly amounts.

Future Impact of Recently Issued Accounting Standards

In December 2003, the Staff of the Securities and Exchange Commission issued SAB 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Adoption of SAB 104 was required immediately and did not have a material effect on the Company’s financial statements.

In December 2003, the FASB issued a revision to Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46R”), which was issued in January 2003. FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered “special-purpose entities” under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. During the year ended December 31, 2003, adoption of FIN 46R did not have a material impact on the Company’s financial statements. Future evaluation of the applicability of FIN 46R will be necessary if circumstances regarding the JV change.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 (“SFAS No. 150”), Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 specifies that instruments within its scope embody obligations of the issuer and that the issuer must classify them as liabilities. SFAS No. 150 requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets, and (3) certain obligations to issue a variable number of shares. SFAS No. 150 defines a “freestanding financial instrument” as a financial instrument that (1) is entered into separately and apart from any of the entity’s other financial instruments or equity transactions or (2) is entered into in conjunction with some other transaction and can be legally detached and exercised on a separate basis. For all financial instruments entered into or modified after May 31, 2003, SFAS No. 150 is effective immediately. For all other instruments of public companies, SFAS No. 150 went into effect at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements. In November 2003, the Financial Accounting Standards Board deferred the effective date for selected provisions of SFAS No. 150, limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. The deferral of those selected provisions is not expected to have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company’s financial statements. In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the current estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of December 31, 2003.

3.	Marketable Securities

The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity.

As of December 31, 2002 and 2003, marketable securities had maturities of less than three years. The following table summarizes the amortized cost basis, the aggregate fair value, and gross unrealized holding gains and losses at December 31, 2002 and 2003:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net

2003:
Maturities less than one year:
Corporate debt securities	$11,360,057	11,383,535	$35,401	$(11,923)	$23,478
Maturities between one and five years:
Corporate debt securities	3,533,281	3,519,660		(13,621)	(13,621)
US Government securities	3,017,650	3,022,070	4,850	(430)	4,420

	$17,910,988	$17,925,265	$40,251	$(25,974)	$14,277

Back to Index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net

2002:
Maturities less than one year:
Corporate debt securities	$27,656,725	27,753,984	$103,439	$(6,180)	$97,259
Maturities between one and five years:
Corporate debt securities	5,164,388	5,172,808	10,985	(2,565)	8,420

	$32,821,113	$32,926,792	$114,424	$(8,745)	$105,679

All unrealized holding losses at December 31, 2003 were losses for less than one year. There were no realized gains and losses from the sale of marketable securities for the years ended December 31, 2002 and 2003. The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

4.	Fixed Assets

Fixed assets consist of the following:

	December 31,
	2002	2003

Computer equipment	$372,162	$599,148
Machinery and equipment	3,850,634	4,133,143
Furniture and fixtures	536,573	536,573
Leasehold improvements	2,372,946	2,540,668
Construction in progress	317,852	1,099,292

	7,450,167	8,908,824
Less, Accumulated depreciation and amortization	(3,744,636)	(5,017,833)

	$3,705,531	$3,890,991

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2002	2003

Accounts payable	$1,199,998	$1,300,104
Accrued consulting and clinical trial costs	557,113	2,883,366
Accrued payroll and related costs	568,358	700,963
Legal fees payable	567,432	133,526
Other		26,500

	$2,892,901	$5,044,459

6.	Stockholders’ Equity

The Company is authorized to issue 40,000,000 shares of common stock, par value $.0013 (“Common Stock”), and 20,000,000 shares of preferred stock, par value $.001. The Board has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board.

In connection with the issuance of equity securities in 1995 and 1996, the Company issued 260,455 five-year warrants (the “Warrants”). Each Warrant entitled the holder to purchase one share of Common Stock at $6.67. During each of the years ended December 31, 2000 and 2001, 136,753, and 101,275 warrants were exercised and as of December 31, 2001, all of the Warrants had been exercised.

Back to Index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During March 1997, the Company obtained a line of credit (“Line”) from a bank which expired on July 31, 1997. The payment of the Line was guaranteed by two affiliates of a stockholder of the Company (“Affiliates”). In consideration for the guarantee, the Company issued 70,000 warrants to the Affiliates. Such warrants vested immediately, and had an exercise price of $4.00. During the year ended December 31, 2002, all 70,000 warrants were exercised.

In November 2003, we completed our third public offering of common stock which provided the Company with $49.8 million in net proceeds. As a result of this offering, the Company issued 3,332,500 shares of common stock at $16.25 per share and incurred related expenses of $4.4 million.

7.	Commitments and Contingencies

a.	Operating Leases

The Company leases office and laboratory space under: (i) a noncancelable sublease agreement (“Sublease”) and (ii) a separate noncancelable direct lease agreement (“Direct Lease”). The Sublease, as amended, provides for fixed monthly rental expense of approximately $61,800 through June 30, 2005. Such amounts are recognized as rent expense on a straight-line basis over the term of the Sublease. The Sublease also provides for additional charges based upon usage of certain utilities in excess of defined amounts (“Additional Utility Charges”). The Sublease can be extended at the option of the Company for two additional two-year terms. The Direct Lease provides for fixed monthly rental expense of approximately $55,700 through August 31, 2007, and approximately $64,700 through December 31, 2009. The Direct Lease can be extended at the option of the Company for two additional five-year terms.

The Company also leases certain office equipment under noncancelable operating leases. The leases expire at various times through January 2007. As of December 31, 2003, future minimum annual payments under all operating lease agreements are as follows:

Years ending December 31,	Minimum Annual Payments

2004	$1,656,547
2005	1,248,604
2006	845,705
2007	845,994
2008	883,333
Thereafter	883,333

$6,363,516

Rental expense totaled approximately $611,000, $752,000 and $841,000 for the years ended December 31, 2001, 2002 and 2003, respectively. For the years ended December 31, 2001 and 2002, the Company recognized rental expense in excess of amounts paid of approximately $39,000 and $32,000, respectively. For the year ended December 31, 2003, the Company recognized amounts paid in excess of rental expense of approximately $21,000. Additional utility charges for the years ended December 31, 2001, 2002 and 2003 were approximately $805,000, $1,060,000 and $1,086,000, respectively.

b.	Licensing, Corporate Collaboration and Service Agreements

In connection with all the agreements discussed below, the Company has recognized milestone, license and sub-license fees, which are included in research and development expenses, totaling approximately $1,310,000, $1,090,000, and $815,000 for the years ended December 31, 2001, 2002 and 2003, respectively. In addition, as of December 31, 2003, remaining payments associated with milestones and defined objectives with respect to the above agreements total approximately $25.5 million. Future annual minimum royalties under the licensing agreements described below are not significant.

i.	Columbia University

The Company is a party to a license agreement with Columbia University under which it obtained exclusive, worldwide rights to specified technology and materials relating to CD4. In general, the license agreement terminates (unless sooner terminated) upon the expiration of the last to expire of the licensed patents, which is presently 2020; however, patent applications that the Company has also licensed and patent term extensions may extend the period of its license rights, when and if the patent applications are allowed and issued or patent term extensions are granted.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company’s license agreement requires it to achieve development milestones. Among others, the agreement states that the Company is required to have filed for marketing approval of a drug by June 2001 and be manufacturing a drug for commercial distribution by June 2004. The Company has not achieved the June 2001 milestone and will be unable to achieve the June 2004 milestone due to delays that it believes could not have been reasonably avoided and are reasonably beyond its control. The agreement provides that Columbia shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and the Company believes that the delays referred to above satisfy the criteria for a revision of the milestone dates. Columbia has not consented to a revision of the milestone dates; however, the Company is in discussions with them in this regard.

The Company has the right to terminate the agreement without cause upon 90 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. The agreement may also be terminated, after an opportunity to cure, by Columbia for cause upon 60 days prior written notice.

ii.	Sloan-Kettering Institute for Cancer Research

The Company is party to a license agreement with Sloan-Kettering under which it obtained the worldwide, exclusive rights to specified technology relating to ganglioside conjugate vaccines, including GMK, and its use to treat or prevent cancer. In general, the Sloan-Kettering license agreement terminates upon the later to occur of the expiration of the last to expire of the licensed patents or 15 years from the date of the first commercial sale of a licensed product pursuant to the agreement, unless sooner terminated. Patents that are presently issued expire in 2014; however, pending patent applications that we have also licensed and patent term extensions may extend the license period, when and if the patent applications are allowed and issued or patent term extensions are granted. In addition to the patents and patent applications, the Company has also licensed from Sloan-Kettering the exclusive rights to use relevant technical information and know-how. A number of Sloan-Kettering physician-scientists also serve as consultants to Progenics.

The Company’s license agreement requires it to achieve development milestones. The agreement states that the Company is are required to have filed for marketing approval of a drug by 2000 and to commence manufacturing and distribution of a drug by 2002. The Company has not achieved these milestones due to delays that it believes could not have been reasonably avoided. The agreement provides that Sloan-Kettering shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and the Company believes that the delays referred to above satisfy the criteria for a revision of the milestone dates. Sloan-Kettering has not formally consented to a revision of the milestone dates as of this time; however, the Company’s discussions with them in this regard have resulted in an agreement in principal which it is in the process of documenting at this time.

The Company has the right to terminate the agreement without cause upon 90 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. The agreement may also be terminated, after an opportunity to cure, by Sloan-Kettering for cause upon 60 days prior written notice.

iii.	Aquila Biopharmaceuticals, Inc.

The Company has entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics, pursuant to which Aquila agreed to supply the Company with all of its requirements for the QS-21 adjuvant for use in ganglioside-based cancer vaccines, including GMK. QS-21 is the lead compound in the Stimulon family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the United States the licensed patent will expire in 2008.

The Company’s license agreement requires it to achieve development milestones. The agreement states that the Company is required to have filed for marketing approval of a drug by 2001 and to commence the manufacture and distribution of a drug by 2003. The Company has not achieved these milestones due to delays it believes could not have been reasonably avoided. The agreement provides that Aquila shall not unreasonably withhold consent to a reasonable revision of the milestone dates under specified circumstances, and the Company believes that the delays referred to above satisfy the criteria for a revision of the milestone dates. Aquila has not consented to a revision of the milestone dates.

The Company has the right to terminate the agreement without cause upon 90 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. In the event of a default by one party, the agreement may also be terminated, after an opportunity to cure, by non-defaulting party upon 60 days prior written notice.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

v.	Development and License Agreement with Protein Design Labs, Inc.

The Company has entered into a development and license agreement with Protein Design Labs, or PDL, for the humanization by PDL of PRO 140. Pursuant to the agreement, PDL granted the Company exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how relating to the humanized PRO 140. In general, the license agreement terminates on the later of 10 years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter the license is fully paid. The last of the presently issued patents expires in 2014; however, patent applications filed in the United States and internationally that the Company has also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. The Company has the right to terminate the agreement without cause upon 60 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. In the event of a default by one party, the agreement may also be terminated, after an opportunity to cure, by non-defaulting party upon 30 days prior written notice.

vi.	UR Labs, Inc.

The Company has entered into an agreement with UR Labs to obtain worldwide exclusive rights to intellectual property rights related to MNTX. UR Labs has exclusively licensed MNTX from the University of Chicago, where it was discovered. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the MNTX product development and commercialization program. Upon 90 days prior written notice including the opportunity to cure, UR Labs may terminate the agreement under specified default circumstances that include the Company’s failure to achieve specified development milestones; however, the consent of UR Labs to appropriate revisions to the development milestones shall not be unreasonably withheld under specified circumstances. The Company has the right to terminate the agreement without cause upon 60 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. In the event of a default by UR Labs, the Company may terminate the agreement, after an opportunity to cure, upon 60 days prior written notice.

If not terminated early, the agreement continues so long as the Company is obligated to pay royalties on the sale of a licensed product that includes MNTX. If there is a valid patent relating to a licensed product in a particular country on the date of the first commercial sale in that country, the Company is obligated to pay royalties until the later of the expiration of the last to expire licensed patent or five years from the date of that sale. If a valid licensed patent does not exist in a particular country on the date of the first commercial sale of a licensed product in that country, the Company is obligated to pay royalties until seven years from the date of that sale. The last of the presently issued patents expire in 2017; however, patent applications filed in the United States and internationally that the Company has also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

vii.	Hoffmann-LaRoche

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

In March 2002, Roche exercised its right to discontinue funding the research being conducted under the Roche Agreement. Discussions between Roche and the Company resulted in an agreement by which the Company gained the exclusive rights to develop and market the Compound, as defined. Provided Roche has not elected its option to resume joint development and commercialization of the Compound, Roche is entitled to receive certain milestone payments and royalties, as defined.

viii.	Genzyme Transgenics Corporation

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

ix.	Pharmacopeia, Inc.

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

As part of the Company’s research and development efforts it enters into consulting agreements with external scientific specialists (“Scientists”) and others. These Agreements contain varying terms and provisions including fees to be paid by the Company and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable to the Company. Certain Scientists, some of who are members of the Company’s Scientific Advisory Board, have purchased Common Stock or received stock options which are subject to vesting provisions, as defined. The Company has recognized expenses with regards to these consulting agreements totaling approximately $538,000, $500,000 and $460,000 for the years ended December 31, 2001, 2002 and 2003, respectively. For the years ended December 31, 2001, 2002 and 2003, such expenses include the fair value of stock options granted during 2001, 2002 and 2003, which were fully vested at grant date, of approximately $238,000, $250,000 and $223,000, respectively.

8.	PSMA Development Company LLC

a.	Joint Venture Agreements

PSMA Development Company LLC (the “JV”) was formed on June 15, 1999 as a joint venture between Progenics Pharmaceuticals, Inc. (“Progenics”) and Cytogen Corporation (“Cytogen”) (each a “Member” and collectively, the “Members”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”). Each Member has equal ownership and equal representation on the JV’s management committee and equal voting rights and rights to profits and losses of the JV, as defined. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement (collectively, the “Agreements”) which generally define the rights and obligations of each Member, including but not limited to the obligations of the Members with respect to capital contributions and funding of research and development of the JV for each coming year.

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Company is engaged in a research program on behalf of the JV under the Services Agreement and is compensated for its services based on agreed upon terms under a month-to-month extension of the Services Agreement. In January 2004, the Members approved an annual budget and work plan in order to provide such funding for 2004. The Services Agreement referred to above expired effective January 31, 2004, and the Members have not yet agreed upon the terms of a replacement services agreement, if any. In the interim, the Members have agreed that they will continue to perform research and development in accordance with the approved annual budget and work plan for 2004.

The Company was originally required to fund the cost of research up to $3.0 million. As of December 31, 2001, the Company had surpassed the $3.0 million in funding for research costs. Accordingly, each Member made capital contributions of $0.9 million, $2.3 million and $4.0 million in the years ended December 31, 2001, 2002 and 2003, respectively to fund research costs and share such costs equally. The level of commitment by the Members to fund the JV is based on an annual budget that is approved by both Members.

Amounts received from the JV as reimbursement of research and development costs in excess of the initial $3.0 million (see above) provided in accordance with the Services Agreement are recognized as contract research and development revenue. For the years ended December 31, 2001, 2002 and 2003, such amounts totaled approximately $0.2 million, $5.3 million and $2.5 million, respectively and the gross profit margin on such revenue was not material. According to the joint venture agreement, and in consideration of our initial incremental capital contribution and recognition of $3.0 million of joint venture research expenditures, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies and receive related amounts not to exceed $3.0 million. Through December 31, 2003, we had recognized approximately $927,000 of revenue from five such government grants, which is included in research grant revenue in our accompanying financial statements. Proceeds received from the joint venture for research activities for which the Company has also received such corresponding grant revenue is reflected in the accompanying financial statements as an adjustment to joint venture losses and contract revenue from the joint venture. Contract research and development revenue recognized by the Company related to services provided to the JV may vary in the future due to potential future funding limitations on the part of the Members, the extent to which the JV continues to rely on Progenics to perform research and development under the terms of a new Services Agreement or other form of agreement between the Members with respect to such services. All inventions made by the Company in connection with the Services Agreement will be assigned to the JV for its use and benefit.

The Agreements generally terminate upon the last to expire of the patents granted by the Members to the JV or upon breach by either party, which is not cured within 60 days of written notice or upon dissolution of the JV in accordance with the LLC Agreement.

The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Balance Sheet Data

	December 31,
	2002	2003

Cash	$289,904	$1,172,705
Accounts receivable from Progenics		108,687

Total Assets	$289,904	$1,281,392

Accounts payable to Progenics	$304,154
Accounts payable and accrued expenses		$199,233
Stockholders (deficit) equity	(14,250)	1,082,159

Total liabilities and stockholders’ equity	$289,904	$1,281,392

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Statement of Operations Data

	For the Year Ended
	2001	2002	2003

Total revenue (interest income)	$47,111	$12,680	$5,097
Total expenses (1)	2,623,372	5,785,526	6,908,688

Net loss (2)	$(2,576,261)	$(5,772,846)	$(6,903,591)

(1)	Includes contract research and development services performed by Progenics.
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

b.	Collaboration Agreements of the Joint Venture

i.	Abgenix

In February 2001, the Company’s joint venture with Cytogen entered into a worldwide exclusive licensing agreement with Abgenix to use Abgenix’ XenoMouse™ technology for generating fully human antibodies to the joint venture’s proprietary PSMA antigen. In consideration for the license, the joint venture paid a nonrefundable, non-creditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. The joint venture has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

ii.	AlphaVax Human Vaccines

In September 2001, the Company’s joint venture entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating the joint venture’s proprietary PSMA antigen. In consideration for the license, the joint venture paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include the joint venture’s failure to achieve milestones; however, the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. The joint venture has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’ system or seven years from the first commercial sale of the products developed using AlphaVax’ system. The last of the presently issued patents expire in 2015; however, patent applications filed in the United States and internationally that the joint venture has also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

In connection with all the agreements discussed above, the JV has recognized contractual payments, including license fees, which are included in research and development expenses, totaling approximately $400,000, $200,000, and $300,000 for the years ended December 31, 2001, 2002, and 2003, respectively. In addition, as of December 31, 2003, remaining payments in the event of achievement of milestones and defined objectives with respect to the above agreements total approximately $13.5 million. Future annual minimum royalties under the agreements described in (i) and (ii) above, are not significant. Upon termination of either agreement, only financial obligations maturing and accruing prior to such termination are due and payable.

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The 89 Plan and 93 Plan provide for the Board, or the Compensation Committee (“Committee”) of the Board, to grant stock options to Optionees and to determine the exercise price, vesting term and expiration date. The 96 Plan provides for the Board or Committee to grant to Optionees stock options, stock appreciation rights, restricted stock performance awards or phantom stock, as defined (collectively “Awards”). The Committee will also determine the term and vesting of the Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Options granted under the Plans generally vest pro rata over four to ten year periods and have terms of ten to twenty years. Except as noted below, the exercise price of outstanding awards was equal to the fair value of the Company’s Common Stock on the dates of grant. Under the 89 Plan, for a period of ten years following the termination for any reason of an Optionee’s employment or active involvement with the Company, as determined by the Board, the Company has the right, should certain contingent events occur, to repurchase any or all shares of Common Stock held by the Optionee and/or any or all of the vested but unexercised portion of any option granted to such Optionee at a purchase price defined by the 89 Plan, which is equal to or exceeds fair value. The 89 Plan and the 93 Plan terminated in April 1994 and December 2003, respectively, and the 96 Plan will terminate in October, 2006, however, options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

The following table summarizes stock option information for the Plans as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Average Weighted Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$ 1.33 – $ 1.33	129,398	5.3	$1.33	129,398	$1.33
$ 2.47 – $ 3.52	14,000	9.0	$3.19	14,000	$3.19
$ 4.00 – $ 5.64	565,519	3.5	$4.10	498,719	$4.06
$ 6.35 – $ 9.50	325,850	5.7	$8.69	298,350	$8.82
$ 9.54 – $ 14.25	1,969,420	6.7	$12.76	1,316,753	$12.67
$ 14.49 – $ 20.41	1,415,690	8.5	$16.18	442,485	$16.58
$ 22.06 – $ 28.00	130,200	6.8	$27.04	75,200	$27.02
$ 42.38 – $ 48.88	70,000	6.0	$43.77	48,000	$44.41
$ 70.00 – $ 70.00	15,000	6.3	$70.00	15,000	$70.00

$ 1.33 – $ 70.00	4,635,077	6.8	$13.17	2,837,905	$12.02

Transactions involving stock option awards under the Plans during 2001, 2002 and 2003 are summarized as follows:

	Number of Shares	Weighted-Average Exercise Price

Balance outstanding, December 31, 2000	2,838,444	$14.39

2001: Granted	906,850	$16.20
Cancelled	(192,750)	$54.44
Exercised	(25,967)	$6.39
Expirations	(52,650)	$47.89

Balance outstanding, December 31, 2001	3,473,927	$12.19

2002: Granted	790,500	$12.46
Cancelled	(54,500)	$15.61
Exercised	(18,750)	$4.34
Expirations	(27,275)	$9.82

Balance outstanding, December 31, 2002	4,163,902	$12.26

2003: Granted	982,200	$14.67
Cancelled	(125,720)	$12.93
Exercised	(343,466)	$6.16
Expirations	(41,839)	$15.62

Balance outstanding, December 31, 2003	4,635,077	$13.17

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2003, 225,000 stock options at an exercise price of $15.06 per share were granted to the Chairman and Chief Executive Officer under the 96 Plan, one-half of which vest over a four-year period and the remainder over a 9-year and 11 month period. The vesting of the second half of the options may be accelerated upon the achievement of certain defined milestones and, accordingly, may result in future compensation expense upon the achievement of such milestones based upon the fair market value of the Company’s stock at that time. During 2003, two of those milestones were achieved resulting in the vesting of 61,875 options, for which the Company recognized $103,332 in compensation expense.

As of December 31, 2001, 2002 and 2003, 2,073,513, 2,549,774 and 2,837,905 options with weighted average exercise prices of $9.99, $10.77, and $12.02, respectively, were exercisable under the Plans.

As of December 31, 2003, shares available for future grants under the 96 Plan amounted to 368,409.

The Company, prior to the year ended December 31, 1999, granted certain options with exercise prices below the estimated fair value of the Common Stock on the date of grant. Accordingly, the Company recognized compensation expense on a pro rata basis over the respective options’ vesting periods through December 31, 2002 for the difference between the estimated fair value of the Common Stock on the date the option was granted and the exercise price (“Unamortized Compensation”). The Unamortized Compensation as of December 31, 2000 and 2001 has been included within stockholders equity. For the years ended December 31, 2001 and 2002, the annual amortization of Unearned Compensation totaled $139,094 and $23,150, respectively.

During 1993, the Company adopted an Executive Stock Option Plan (the “Executive Plan”), under which a maximum of 750,000 shares of Common Stock, adjusted for stock splits, stock dividends, and other capital adjustments, as defined, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options (“ISO’s”), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company, as defined. The Executive Plan terminated on December 15, 2003; however, any options outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750,000 stock options under the Executive Plan to one officer, of which 664,774 were non-qualified options (“NQOs”) and 85,226 were ISOs. The NQOs and ISOs have a term of ten years and entitle the officer to purchase an equal number of shares of Common Stock at prices of $5.33 and $5.87 per share, respectively, which represented the estimated fair market value and 110% of the estimated fair market value, respectively, of the Company’s Common Stock at the date of grant, as determined by the Board of Directors. As of December 31, 2003, all options are fully vested and 474,774 remain outstanding.

The following table summarizes stock option information for the Executive Plan as of December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Exercise Price

$5.33	474,774	4.0	$5.33	474,774	$5.33

On May 1, 1998, the Company adopted two employee stock purchase plans (the “Purchase Plans”), the 1998 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1998 Non-Qualified Employee Purchase Plan (the “Non-Qualified”). The Purchase Plans provide for the grant to all employees of options to use up to 25% of their quarterly compensation, as such percentage is determined by the Board of Directors prior to the date of grant, to purchase shares of the Common Stock at a price per share equal to the lesser of the fair market value of the Common Stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grants. The Qualified Plan is not available for employees owning more than 5% of the Common Stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent the option grants are restricted under the Qualified Plan. The Qualified and Non-Qualified Plans provide for the issuance of up to 1,000,000 and 300,000 shares of Common Stock, respectively.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Purchases of Common Stock during the years ended December 31, 2001, 2002 and 2003 are summarized as follows:

	Qualified Plan		Non-Qualified Plan
	Shares Purchased	Price Range	Shares Purchased	Price Range

2003	255,652	$ 3.75 — $17.78	43,785	$ 3.75 — $ 6.66
2002	158,658	$ 3.55 — $13.90	7,092	$ 4.27 — $15.70
2001	64,160	$ 9.46 — $18.25	4,069	$ 9.46 — $16.24

At December 31, 2003 shares reserved for future purchases under the Qualified and Non-Qualified Plans were 452,049 and 236,726, respectively.

For the purpose of the pro forma calculation, compensation costs for the Plans, the Executive Plan and the Purchase Plans were determined in accordance with SFAS No. 123 (see Note 2), based upon an estimation of the fair value of each option granted under the Plans, the Executive Plan and the Purchase Plans on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of option grants: expected volatility of 86% in 2001, 79% in 2002, and 94% in 2003; expected lives of 5 years after vesting; zero dividend yield and weighted-average risk-free interest rates of 4.7% in 2001, 4.0% in 2002, and 2.7% in 2003. The following assumptions were used in computing the fair value common stock purchased under employee stock purchase plans: expected volatility of 80% in 2001, 79% in 2002, and 36% in 2003, expected lives of 6 months; zero dividend yield and weighted-average risk-free interest rates of 3.0% in 2001, 4.0% in 2002, and 0.97% in 2003.

During the years ended December 31, 2001, 2002 and 2003, 886,600, 771,500, and 963,200 options, respectively, whose exercise price was equal to the market price of the stock on the date of grant were granted under the Plans. The weighted average exercise price of those options was $16.34, $12.65, and $14.82 respectively, and the weighted average grant date fair value of those options was $11.49, $8.36, and $10.79 respectively. During the years ended December 31, 2001, 2002 and 2003, 20,250, 19,000, and 19,000 options whose exercise price was less than the market price of the stock on the date of grant were granted under the Plans. The weighted average exercise price of those options was $9.93, $6.74, and $5.03 respectively, and the weighted average grant date fair value was $12.10, $10.70, and $9.96, respectively.

10.	Employee Savings Plan

The Company, during 1993, adopted the provisions of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the “Amended Plan”). The terms of the Amended Plan, among other things, allow eligible employees, as defined, to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits, as defined. The Company has agreed to match 100% of those employee contributions that are equal to 5% – 8% of compensation and are made by eligible employees to the Amended Plan, as defined. In addition, the Company may also make a discretionary contribution, as defined, each year on behalf of all participants who are non-highly compensated employees, as defined. The Company made matching contributions of approximately $317,000, $413,000, and $558,000 to the Amended Plan for the years ended December 31, 2001, 2002 and 2003, respectively.

11.	Income Taxes

There is no provision or benefit for federal or state income taxes for the years ended December 31, 2003, 2002 and 2001, since the Company has incurred an operating loss and has established a valuation allowance equal to the total deferred tax asset.

The tax effect of temporary differences, net operating losses and tax credits carry forwards as of December 31, 2002 and 2003 are as follows:

	December 31,

	2002	2003

Deferred tax assets and valuation allowance:
Net operating loss carry-forwards	$22,064,826	$35,231,608
Fixed assets	386,326	570,075
Deferred charges	343,726	9,818
Research and experimental tax credit carry-forwards	2,684,952	3,660,972
Alternative minimum tax credit carry-forward	211,384	211,384
Capital loss carry-forwards	25,575	25,575
Charitable contribution carry-forwards	43,357	74,609
Valuation allowance	(25,760,146)	(39,784,041)

	$—	$—

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Company does not recognize deferred tax assets considering the history of taxable losses and the uncertainty regarding the Company’s ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

As of December 1, 2003, the Company has available, for tax purposes, unused net operating loss carry-forwards of approximately $88.4 million which will expire in various years from 2010 to 2023. The Company’s research and experimental tax credit carry-forwards expire in various years from 2004 to 2023. In addition, the Company’s alternative minimum tax credit can be carried forward indefinitely. The capital loss carry-forwards and charitable contribution carry-forwards generated by the Company will expire in various years from 2006 to 2008. Future ownership changes may limit the future utilization of these net operating loss and tax credit carry-forwards as defined by the federal and state tax codes.

12.	Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2003, 2002 and 2001, the Company reported a net loss and, therefore, common stock equivalents were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic, and diluted are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount

2003:
Basic and diluted	$(30,985,725)	13,366,823	$(2.32)

2002:
Basic and diluted	$(20,788,808)	12,550,798	$(1.66)

2001:
Basic and diluted	$(1,898,150)	12,376,056	$(0.15)

For the years ended December 31, 2001, 2002 and 2003 common stock equivalents which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

	2001		2002		2003
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Options and warrants	3,685,245	$11.86	4,362,153	$8.79	4,910,898	$9.53

13.	Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2003 and 2002 are as follows:

	Quarter Ended March 31, 2003 (unaudited)	Quarter Ended June 30, 2003 (unaudited)	Quarter Ended September 30, 2003 (unaudited)	Quarter Ended December 31, 2003 (unaudited)

Revenue	$1,969,906	$1,700,572	$1,699,795	$2,091,028
Net loss	(6,103,745)	(7,842,001)	(7,322,347)	(9,717,632)
Net loss per share:
Basic and diluted	(0.48)	(0.61)	(0.56)	(0.66)

Back to Contents

	Quarter Ended March 31, 2002 (unaudited)	Quarter Ended June 30, 2002 (unaudited)	Quarter Ended September 30, 2002 (unaudited)	Quarter Ended December 31, 2002 (unaudited)

Revenue	$2,370,079	$2,653,871	$2,741,992	$2,318,620
Net loss	(2,001,015)	(5,355,126)	(6,412,294)	(7,020,373)
Net loss per share:
Basic and diluted	(0.16)	(0.43)	(0.51)	(0.56)

The revenue numbers for the first three quarters of 2003, as presented above, have been adjusted to reflect a reclassification recorded by the Company in the fourth quarter of 2003. Such reclassifications have been recorded in order to reflect certain proceeds received from the JV as a reduction of joint venture losses and as a reduction in contract research and development revenue from the JV. The Company believes that, pursuant to a provision in the joint venture agreement, such classification more appropriately reflects the nature of $927,000 of payments received by the Company. These reclasses had no impact on the Company’s net loss, net loss per share or financial position. See Note 8 for additional information regarding the JV.

Back to Contents

Report of Independent Auditors

To the Board of Directors and Stockholders of
PSMA Development Company LLC:

In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ (deficit) equity and of cash flows present fairly, in all material respects, the financial position of PSMA Development Company LLC (the “Company”) (a development stage enterprise) at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 and the cumulative period from June 15, 1999 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2004

Back to Contents

PSMA Development Company L.L.C.
(a development stage enterprise)

Balance Sheets

	December 31,
	2002	2003

ASSETS
Current assets:
Cash	$289,904	$1,172,705
Accounts receivable from Progenics Pharmaceuticals, Inc., a related party		108,687

	$289,904	$1,281,392

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable to Progenics Pharmaceuticals, Inc., a related party	$304,154
Accounts payable and accrued expenses		$199,233

Total liabilities	304,154	199,233

Capital contributions	11,398,424	19,398,424
Deficit accumulated during the development stage	(11,412,674)	(18,316,265)

Total stockholders’ (deficit) equity	(14,250)	1,082,159

Total liabilities and stockholders’ equity	$289,904	$1,281,392

The accompanying notes are an integral part of the financial statements.

Back to Contents

PSMA Development Company L.L.C.
(a development stage enterprise)

Statements of Operations

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003	Cumulative from June 15, 1999 (Inception) to December 31, 2003

Revenue:
Interest income	$47,111	$12,680	$5,097	$233,934

Expenses:
Research and development	2,373,768	5,138,193	6,546,863	16,981,113
General and administrative	206,856	647,333	361,825	1,366,021
Interest	42,748			203,065

Total expenses	2,623,372	5,785,526	6,908,688	18,550,199

Net loss	$(2,576,261)	$(5,772,846)	$(6,903,591)	$(18,316,265)

The accompanying notes are an integral part of the financial statements.

Back to Contents

PSMA Development Company L.L.C.
(a development stage enterprise)

Statements of Stockholders’ (Deficit) Equity
For the period from June 15, 1999 (Inception) to December 31, 2003, including the period from June 15, 1999 (Inception) to December 31, 1999, and the years ended December 31, 2000, 2001, 2002 and 2003

	Capital Contributions	Contribution Receivable		Accumulated Deficit	Total	Comprehensive Loss

Capital contributions	$2,220,454				$2,220,454
Contribution receivable, Progenics Pharmaceuticals Inc. License Fee			$(796,934)		(796,934)
Amortization of discount on capital contribution			(72,813)		(72,813)
Net loss for the period from June 15, 1999 (inception) to December 31, 1999				$(2,074,365)	(2,074,365)	$(2,074,365)

Balance at December 31, 1999	2,220,454		(869,747)	(2,074,365)	(723,658)
Capital contributions	901,835				901,835
Amortization of discount on capital contribution			(87,504)		(87,504)
Contribution receivable, Progenics Pharmaceuticals Inc. License Fee			500,000		500,000
Net loss for the year ended December 31, 2000				(989,202)	(989,202)	(989,202)

Balance at December 31, 2000	3,122,289		(457,251)	(3,063,567)	(398,529)
Amortization of discount on capital contribution			(42,749)		(42,749)
Capital contributions	3,676,135		500,000		4,176,135
Contribution receivable, Progenics Pharmaceuticals Inc. License Fee			(500,000)		(500,000)
Net loss for the year ended December 31, 2001				(2,576,261)	(2,576,261)	(2,576,261)

Balance at December 31, 2001	6,798,424		(500,000)	(5,639,828)	658,596
Capital contributions	4,600,000				4,600,000
Contribution receivable, Progenics Pharmaceuticals Inc. License Fee			500,000		500,000
Net loss for the year ended December 31, 2002				(5,772,846)	(5,772,846)	(5,772,846)

Balance at December 31, 2002	11,398,424			(11,412,674)	(14,250)
Capital contributions	8,000,000				8,000,000
Net loss for the year ended December 31, 2003				(6,903,591)	(6,903,591)	(6,903,591)

Balance at December 31, 2003	$19,398,424	$		$(18,316,265)	$1,082,159

The accompanying notes are an integral part of the financial statements.

Back to Contents

PSMA Development Company L.L.C.
(a development stage enterprise)

Statements of Cash Flows

	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003	Cumulative from June 15, 1999 (Inception) to December 31, 2003

Cash flows from operating activities:
Net loss	$(2,576,261)	$(5,772,846)	$(6,903,591)	$(18,316,265)
Amortization of discount on capital contribution	(42,749)			(203,066)
Adjustment to reconcile net loss to net cash used in operating activities:
(Decrease) in accounts payable to Progenics Pharmaceuticals, Inc., a related party	(255,925)	(47,179)	(304,154)
Increase in accounts payable and accrued expenses			199,233	199,233
Increase in accounts receivable from Progenics Pharmaceuticals, Inc., a related party			(108,687)	(108,687)

Net cash used in operating activities	(2,874,935)	(5,820,025)	(7,117,199)	(18,428,785)

Cash flows from financing activities:
Capital contributions	3,676,135	4,600,000	8,000,000	19,398,424
Contributions receivable from Progenics Pharmaceuticals, Inc., a related party		500,000		203,066

Net cash provided by financing activities	3,676,135	5,100,000	8,000,000	19,601,490

Increase (decrease) in cash and cash equivalents	801,200	(720,025)	882,801	1,172,705

Cash and cash equivalents at beginning of period	208,729	1,009,929	289,904

Cash and cash equivalents at end of period	$1,009,929	$289,904	$1,172,705	$1,172,705

The accompanying notes are an integral part of the financial statements.

Back to Contents

PSMA Development Company L.L.C.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS

1.	Organization and Business

PSMA Development Company LLC (the “JV”) was formed on June 15, 1999 as a joint venture between Progenics Pharmaceuticals, Inc. (“Progenics”) and CYTOGEN Corporation (“CYTOGEN”) (each a “Member” and collectively, the “Members”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”). Each Member has equal ownership, representation on the JV’s management committee and equal voting rights and rights to profits and losses of the JV, as defined. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement (collectively, the “Agreements”) which generally define the rights and obligations of each Member, including but not limited to the obligations of the Members with respect to capital contributions and funding of research and development of the JV for each coming year (see Note 3). In January 2004, the Members approved an annual budget and work plan in order to provide such funding for 2004. The Services Agreement referred to above expired effective January 31, 2004, and the Members have not yet agreed upon the terms of a replacement services agreement, if any. In the interim, the Members have agreed that they will continue to perform research and development in accordance with the approved annual budget and work plan for 2004.

2.	Summary of Significant Accounting Policies

Cash and Cash Equivalents

The JV considers all highly liquid investments which have maturities of three months or less when acquired to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. At December 31, 2003, cash consisted of a single interest bearing money market account in a commercial bank.

Interest Income

Interest income from the investment of excess cash balances is recognized as earned. Interest income from the amortization of the discount on the payments to Cytogen (see Note 3) was recognized ratably over the term of the financial instrument.

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

Back to Index

PSMA Development Company L.L.C.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Under the terms of the LLC Agreement, Progenics was required to pay to the JV $2.0 million in supplemental capital contributions at certain defined dates or upon the achievement of defined milestones by the JV. In accordance with the Agreements, Progenics’ $2.0 million supplemental capital contribution was used by the JV to pay a $2.0 million non-refundable licensing fee to Cytogen (the “Cytogen Payment”). The payment terms of the Cytogen Payment were identical to the payment terms of Progenics’ required supplemental capital contribution. Since it was probable that Progenics would be required to fund the $2.0 million supplemental capital contribution and that the JV would be required to pay the licensing fee to Cytogen, the JV, upon execution of the Agreements, recognized a receivable and payable from Progenics and Cytogen, respectively, for $1,796,934. Such amount represented the present value of the supplemental capital contribution and the Cytogen Payment discounted at 10%. The discount on those payments was amortized ratably over the respective payment term as interest income and interest expense. During the period from June 15, 1999 (inception) to December 31, 1999, and the years ended December 31, 2000 and 2001, the JV received $1.0 million, $500,000 and $500,000, respectively, from Progenics which was, in turn, paid to Cytogen during that same periods. In addition, $72,813, $87,504 and $42,749 of discount was amortized during the period from June 15, 1999 (inception) to December 31, 1999 and the years ended December 31, 2000 and 2001, respectively.

The Members have approved an annual budget of approximately $9.1 million and a work plan for the year 2004 pursuant to which, among other things, the Members are engaged in a research and development program on behalf of the JV with the majority of the work to be performed by Progenics. During the years ended December 31, 2001, 2002, and 2003, and through January 31, 2004, research and development expenses were paid to the Members for their services pursuant to a Services Agreement. During the years ended December 31, 2001, 2002, and 2003, research and development expenses paid to Progenics for services under the Services Agreement were approximately $199,000, $5.3 million, and $3.5 million, respectively. During the years ended December 31, 2001, 2002, and 2003, research and development expenses paid to Cytogen for services under the Services Agreement were approximately $0, $73,000, and $214,000, respectively. Progenics was required to fund the initial cost of the research and development up to $3.0 million. As of December 31, 2001, Progenics had achieved the $3.0 million in funding for such research and development costs. Accordingly, each Member then made capital contributions of $900,000, $2.3 million, and $4.0 million in the years ended December 31, 2001, 2002 and 2003, respectively, to fund research and development costs and will share such future costs equally.

The level of commitment by the Members to fund the JV is based upon an annual budget that is approved by the Members. In the event that an annual budget is not approved beyond 2004, the Members are required to fund any remaining obligations of the JV in accordance with the LLC Agreement. All inventions made by the Members in connection with their services are assigned to the JV for its use and benefit.

The LLC Agreement and the Licensing Agreement terminate upon the last to expire of the patents granted by the Members to the JV, upon breach by a Member which is not cured within 60 days of written notice or upon the dissolution of the JV in accordance with the LLC Agreement.

4.	Collaboration Agreements

i.	AlphaVax Human Vaccines, Inc.

In September 2001, the JV entered into a worldwide exclusive license agreement (the “AVX Agreement”) with AlphaVax Human Vaccines, Inc., to use the AlphaVax Replicon Vector system (the “AVRV System”) to conduct internal research and development to create a therapeutic prostate cancer vaccine incorporating the JV’s proprietary PSMA antigen. In consideration for the license, the JV paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating the AVRV System (the “Products”). In addition, the JV is required to pay an annual maintenance fee until the commencement of commercial sales of Products and then royalties based on net sales of Products, subject to certain adjustments, exceptions and set off rights of the JV under defined circumstances. The AVX Agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include, among other things, the JV’s failure to achieve certain milestones which may be revised under certain circumstances. If not terminated early, the AVX Agreement continues until the later of (i) the expiration of the AVRV System patents or the invalidation of such patents or (ii) seven years after the First Commercial Sale, as defined, of a Product. The JV has the right to terminate the AVX Agreement upon 30 days prior written notice. The termination of the AVX Agreement could have a material adverse effect on the business of the JV. Although the JV intends to use its best efforts to comply with the terms of the AVX Agreement, there can be no assurances that the agreement will not be terminated.

Back to Index

PSMA Development Company L.L.C.
(a development stage enterprise)

NOTES TO FINANCIAL STATEMENTS — (Continued)

ii.	Abgenix, Inc.

In February 2001, the JV entered into an exclusive licensing agreement (the “ABX Agreement”) with Abgenix, Inc. (“Abgenix”), to use Abgenix’ XenoMouse technology (the “XenoMouse Technology”) for generating human antibodies to the JV’s proprietary PSMA antigen. In consideration for the license, the JV paid a nonrefundable, noncreditable license fee and is obligated to pay additional license fees on each of the first three anniversary dates and milestone payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse Technology (the “Antibody Products”). In addition, the JV is required to pay royalties based upon net sales of the Antibody Products, subject to certain set off rights of the JV under defined circumstances. The ABX Agreement may, upon a material breach, be terminated, after an opportunity to cure, by either party upon 30 days prior written notice. If not terminated early, the ABX Agreement continues the expiration of the JV’s obligation to pay royalties under the ABX Agreement. In August 2003, the JV entered into a manufacturing agreement with Abgenix (the “ABX Manufacturing Agreement “) for the production of clinical supplies in the PSMA human monoclonal antibody program. The JV has the right to terminate the ABX Agreement and the ABX Manufacturing Agreement upon 30 days prior written notice. The termination of the ABX Agreement and the ABX Manufacturing Agreement could have a material adverse effect on the business of the JV. Although the JV intends to use its best efforts to comply with the terms of the ABX Agreement and the ABX Manufacturing Agreement, there can be no assurances that the agreement will not be terminated.

In connection with all the agreements discussed above, the JV has recognized contractual payments, including license fees, which are included in research and development expenses, totaling approximately $400,000, $200,000, and $300,000 for the years ended December 31, 2001, 2002, and 2003, respectively. In addition, as of December 31, 2003, remaining payments in the event of achievement of milestones and defined objectives with respect to the above agreements total approximately $13.5 million. Future annual minimum royalties under the agreements described in (i) and (ii) above, are not significant. Upon termination of either agreement, only financial obligations maturing and accruing prior to such termination are due and payable.

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

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Paul J. Maddon, M.D., Ph.D. Paul J. Maddon, M.D., Ph.D.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ Ronald J. Prentki Ronald J. Prentki	President and Director	March 12, 2004

/s/ Robert A. McKinney Robert A. McKinney	Vice President, Finance and Operations and Treasurer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ Charles A. Baker Charles A. Baker	Director	March 12, 2004

/s/ Mark F. Dalton Mark F. Dalton	Director	March 12, 2004

/s/ Stephen P. Goff, Ph.D. Stephen P. Goff, Ph.D.	Director	March 12, 2004

/s/ Kurt W. Briner Kurt W. Briner	Director	March 12, 2004

/s/ Paul F. Jacobson Paul F. Jacobson	Director	March 12, 2004

/s/ David A. Scheinberg, M.D., Ph.D. David A. Scheinberg, M.D., Ph.D.	Director	March 12, 2004

S-1

Back to Contents

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation of the Registrant, as amended.
3.2	(1)	By-laws of the Registrant
4.1	(1)	Specimen Certificate for Common Stock, $.0013 par value per share, of the Registrant
10.1	(1)	Form of Registration Rights Agreement
10.2	(1)	1989 Non-Qualified Stock Option Plan ‡
10.3	(1)	1993 Stock Option Plan, as amended ‡
10.4	(1)	1993 Executive Stock Option Plan‡
10.5	(3)	Amended and Restated 1996 Stock Incentive Plan‡
10.6	(1)	Form of Indemnification Agreement‡
10.7	*	Employment Agreement dated December 31, 2003 between the Registrant and Dr. Paul J. Maddon‡
10.8	(1)	Letter dated August 25, 1994 between the Registrant and Dr. Robert J. Israel‡
10.9	(1)†	gp 120 Supply Agreement dated July 19, 1995, as amended, between the Registrant and Perkin Eumer, Inc., as successor to E.I. Dupont DeNemours and Company
10.10	(1)†	SCD4 Supply Agreement dated July 27, 1995, as amended, between the Registrant and Perkin Eumer, Inc., as successor to E.I. Dupont DeNemours and Company
10.11	(1)†	License Agreement dated November 17, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research
10.12	(1)†	QS-21 License and Supply Agreement dated August 31, 1995 between the Registrant and Cambridge Biotech Corporation, a wholly owned subsidiary of bioMerieux, Inc.
10.13	(1)†	gp 120 Sublicense Agreement dated March 17, 1995 between the Registrant and Cambridge Biotech Corporation, a wholly owned subsidiary of bioMerieux, Inc.
10.14	(1)†	Cooperative Research and Development Agreement dated February 25, 1993 between the Registrant and the Centers for Disease Control and Prevention
10.15	(1)†	License Agreement dated March 1, 1989, as amended by a Letter Agreement dated March 1, 1989 and as amended by a Letter Agreement dated October 22, 1996 between the Registrant and the Trustees of Columbia University
10.16	(5)	Amended and Restated Sublease dated June 6, 2000 between the Registrant and Crompton Corporation
10.17	(2)†	Development and License Agreement effective as of April 30, 1999, between Protein Design Labs, Inc. and the Registrant
10.18	(2)†	PSMA/PSMP License Agreement dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.19	(2)†	Limited Liability Company Agreement of PSMA Development Company LLC, dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.20	(8)	Amendment Number 1 to Limited Liability Company Agreement of PSMA Development Company LLC dated March 22, 2002 by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.21	(4)	Director Stock Option Plan ‡
10.22	(6)	Employment Agreement dated as of May 16, 2001 between the Registrant and Ronald J. Prentki‡
10.23	(7)†	Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.24	(8)	Master Virologic Services Agreement, dated May 22, 2002, between the Registrant and Virologic, Inc.
10.25	(9)	Research and Development Contract between the National Institutes of Health and the Registrant, dated September 26, 2003
10.26	(9)	Agreement of Lease between Eastview Holdings LLC and the Registrant, dated September 30, 2003
10.27	(9)	Letter Agreement amending Agreement of Lease between Eastview Holdings LLC and the Registrant, dated October 23, 2003
23.1	*	Consent of PricewaterhouseCoopers LLP (regarding the Registrant)
23.2	*	Consent of PricewaterhouseCoopers LLP (regarding PSMA Development Company LLC)
31.1	*	Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d- 14(a) under the Securities Exchange Act of 1934, as amended.

E-1

Back to Contents

Exhibit Number		Description
31.2	*	Certification of Robert A. McKinney, Vice President, Finance and Operations of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32	*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333- 13627, and incorporated by reference herein.

(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated by reference herein.

(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999, and incorporated by reference herein.

(4)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.

(5)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, incorporated by reference herein.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on From 10-Q for the quarter period ended September 30, 2001, and incorporated by reference herein.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated by reference herein.

(8)	Previously filed as an exhibit to the Company Annual Report on Form 10-K/A for the year ended December 31, 2002, filed on October 22, 2003, incorporated by reference herein.

(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003, and incorporated by reference herein.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

‡	Management contract or compensatory plan or arrangement.

*	Filed herewith.

E-2