Form 10-Q
period 2004-03-31
PROGENICS PHARMACEUTICALS INC
filed 2004-05-07
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to

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

As of May 5, 2004 there were 16,899,621 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
AT MARCH 31, 2004 AND DECEMBER 31, 2003
(Unaudited)

	March 31,	December 31,
	2004	2003

ASSETS:
Current assets:
Cash and cash equivalents	$33,881,729	$47,737,467
Marketable securities	11,642,483	11,383,535
Amount due from joint venture	582,213
Accounts receivable	282,255	796,929
Other current assets	1,107,424	1,462,904

Total current assets	47,496,104	61,380,835

Marketable securities	11,848,345	6,541,730
Fixed assets, at cost, net of accumulated
depreciation and amortization	4,096,280	3,890,991
Investment in joint venture	681,669	541,078
Restricted cash	532,198	531,570

Total assets	$64,654,596	$72,886,204

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Accounts payable and accrued liabilities	$5,058,773	$5,044,459
Amount due to joint venture		108,687

Total current liabilities	5,058,773	5,153,146
Deferred lease liability	48,318	50,364

Total liabilities	5,107,091	5,203,510

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized; none issued and outstanding
Common stock—$.0013 par value, 40,000,000 shares	21,836	21,633
authorized; issued and outs tanding—16,796,609
in 2004 and 16,640,866 in 2003
Additional paid-in capital	147,020,351	144,940,151
Accumulated deficit	(87,518,034)	(77,293,367)
Accumulated other comprehensive income	23,352	14,277

Total stockholders’ equity	59,547,505	67,682,694

Total liabilities and stockholders’ equity	$64,654,596	$72,886,204

The accompanying notes are an integral part of these condensed financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,

	2004	2003

Revenues:
Contract research and development
from joint venture	$556,682	$792,922
Research grants and contracts	1,186,135	1,117,418
Product sales	5,278	59,566

Total revenues	1,748,095	1,969,906

Expenses:
Research and development	8,373,487	5,752,146
General and administrative	2,814,862	1,621,837
Loss in joint venture	675,191	619,863
Depreciation and amortization	326,114	303,931

Total expenses	12,189,654	8,297,777

Operating loss	(10,441,559)	(6,327,871)

Other income (expense):
Interest income	216,892	224,126

Net loss	$(10,224,667)	$(6,103,745)

Net loss per share – basic and diluted	$(0.61)	$(0.48)

Weighted-average shares – basic and diluted	16,707,680	12,729,898

The accompanying notes are an integral part of these condensed financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(Unaudited)

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
			PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS’	COMPREHENSIVE
	Shares	Amount	CAPITAL	DEFICIT	INCOME(LOSS)	EQUITY	LOSS

Balance at December 31, 2003	16,640,866	$21,633	$144,940,151	($77,293,367)	$14,277	$67,682,694

Issuance of compensatory stock options			156,053			156,053

Sale of Common Stock under employee stock purchase plans and exercise of stock options	155,743	203	1,924,147			1,924,350

Net loss				(10,224,667)		(10,224,667)	(10,224,667)

Change in unrealized gain on marketable securities					9,075	9,075	9,075

Balance at March 31, 2004	16,796,609	$21,836	$147,020,351	($87,518,034)	$23,352	$59,547,505	($10,215,592)

The accompanying notes are an integral part of these condensed financial statements.

Back to Contents

     PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(10,224,667)	$(6,103,745)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	326,114	303,931
Amortization of discounts, net of premiums, on
marketable securities	202,087	244,049
Loss in joint venture	675,191	619,863
Adjustment to loss in joint venture	134,218	259,778
Noncash expenses incurred in connection with issuance of
common stock and stock options	156,053	45,503
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	514,674	(44,455)
Increase in amount due from joint venture	(582,213)
Decrease in other assets	355,480	480,114
Decrease in accounts payable and accrued expenses	(84,069)	(962,817)
Increase in investment in LLC	(950,000)	(1,500,000)
Decrease in deferred lease liability	(2,046)	(7,126)

Total adjustments	745,489	(561,160)

Net cash used in operating activities	(9,479,178)	(6,664,905)

Cash flows from investing activities:
Capital expenditures	(541,707)	(387,363)
Increase in restricted cash	(628)	(492)
Sales of marketable securities	4,290,000	15,739,000
Purchase of marketable securities	(10,048,575)

Net cash (used in) provided by investing activities	(6,300,910)	15,351,145

Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common
stock under the Employee Stock Purchase Plan	1,924,350	499,257

Net cash provided by financing activities	1,924,350	499,257

Net (decrease) increase in cash and cash equivalents	(13,855,738)	9,185,497

Cash and cash equivalents at beginning of period	47,737,467	9,446,982

Cash and cash equivalents at end of period	$33,881,729	$18,632,479

Supplemental disclosure of noncash investing and financing activities:
Net fixed assets included in accounts payable and accrued expenses:	10,304	10,110

The accompanying notes are an integral part of these condensed financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Interim Financial Statements

Progenics Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward symptom management and supportive care, HIV infection and cancer. The Company has five product candidates in clinical development and several others in preclinical development. The Company was incorporated in Delaware on December 1, 1986. All of the Company’s operations are located in New York. The Company operates in a single segment.

The Company believes that its existing capital resources together with revenue from currently approved government grants and contracts and revenue from its services provide to the PSMA Development Company LLC should be sufficient to fund operations for at least the next 12 months. There could be changes that would consume the Company’s assets before such time. The Company will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. In addition, the Company’s cash requirements may vary materially from those now planned because of results of research and development and product testing, changes in existing relationships with, or new relationships with, licensees, licensors or other collaborators, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. Other than currently approved grants and research contracts and contract research and development revenue from the Company’s joint venture with Cytogen Corporation, the Company has no committed external sources of capital and expects no significant product revenues for a number of years as it will take at least that much time, if ever, to bring the Company’s products to the commercial marketing stage. For periods beyond 12 months, we may seek additional financing to fund operations through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We cannot assure you, howeve r, that we will be able to obtain additional funds on acceptable terms, if at all. We will require substantial funds to continue to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements.

The interim Condensed Financial Statements of the Company included in this report have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

2.	Summary of Significant Accounting Policies

Revenue Recognition

Payments received from PSMA Development Company LLC (“PSMA”) (a related party), the Company’s joint venture with Cytogen Corporation, for contract research and development are recognized as revenue as the related services are performed by the Company (see Note 6). The gross profit margin on such revenues is not material.

The Company has been awarded government research grants and contracts from the National Institutes of Health (the “NIH”). The NIH grants and contracts are used to subsidize the Company’s research projects (“Projects”). NIH grant revenue is recognized on a pro rata basis as subsidized Project costs are incurred. Such

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

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

In accordance with SAB 104, “Revenue Recognition”, and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”, non-refundable fees, including payments for services, up-front licensing fees and milestone payments are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete, and total expected contract revenue in accordance with EITF Issue No. 91-6, “Revenue Recognition of Long-Term Power Sales Contract,” which is a systematic method that is representative of the revenue earned on obligations fulfilled under those arrangements. However, revenue recognized is limited to the amount of non-refundable fees received.

Interest income is recognized as earned.

For three months ended March 31, 2004 and 2003, the Company’s research grant and contract revenue and contract research and development revenue came from the NIH and the PSMA Development Company LLC, respectively.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the cost of manufacturing drug for use in research, preclinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

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

3.	Stock-Based Employee Compensation

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

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (SFAS No. 148), pro forma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair value-based method of accounting. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value-based method of accounting to compute compensation expense for all stock based awards. Since option grants awarded during 2004 and 2003 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

		Three Months Ended March 31,

		2004	2003

	Net loss, as reported	$(10,224,667)	(6,103,745)
	Add: Stock-based employee
	compensation expense included
	in reported net loss	––	––
Deduct:	Total stock-based employee
	compensation expense
	determined under fair value
	based method for all awards	(2,430,991)	(1,983,405)

	Pro forma net loss	$(12,655,658)	(8,087,150)

	Net loss per share amounts, basic
	and diluted:
	As reported	$(0.61)	(0.48)
	Pro forma	$(0.76)	(0.64)

For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 92% in 2004 and 79% in 2003, expected lives of five years (six months for the employee stock purchase plan), zero dividend yield, and weighted-average risk-free interest rate of 3.10% in 2004 and 3.02% in 2003.

The fair value of options and warrants granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2004 and December 31, 2003 consist of the following:

	March 31,	December 31,
	2004	2003

Accounts payable	$1,363,228	$1,300,104
Accrued consulting and clinical trial costs	2,287,468	2,883,366
Accrued payroll and related costs	524,114	700,963
Professional fees payable	883,963	133,526
Other		26,500

	$5,058,773	$5,044,459

5.	Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three months ended March 31, 2004 and 2003, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Three months ended March 31,
2004:
Basic and Diluted	$(10,224,667)	16,707,680	$(0.61)
Three months ended March 31,
2003:
Basic and Diluted	$(6,103,745)	12,729,898	$(0.48)

Options which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended March 31,

	2004		2003

		Wtd. Avg.		Wtd. Avg.
	Wtd. Avg.	Exercise	Wtd. Avg.	Exercise
	Number	Price	Number	Price

Options	5,149,962	$10.19	4,673,046	$8.99

Total	5,149,962	$10.19	4,673,046	$8.99

6.	PSMA Development Company LLC

PSMA Development Company LLC (the “JV”) was formed on June 15, 1999 as a joint venture between Progenics Pharmaceuticals, Inc. (“Company”) and Cytogen Corporation (each a “Member” and collectively, the “Members”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”). Each Member has equal ownership and equal representation on the JV’s management committee and equal voting rights and rights to profits and losses of the JV, as defined. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement (collectively, the “Agreements”) which generally define the rights and obligations of each Member, including but not limited to the obligations of the Members with resp ect to capital contributions and funding of research and development of the JV for each coming year.

The Company is engaged in a research program on behalf of the JV. In January 2004, the Members approved an annual budget and work plan in order to provide funding for 2004. The Services Agreement referred to above expired effective January 31, 2004, and the Members have not yet agreed upon the terms of a replacement services agreement, if any. In the interim, the Members have agreed that they will continue to perform research and development in accordance with the approved annual budget and work plan for 2004.

The Company was originally required to fund the cost of research up to $3.0 million. As of December 31, 2001, the Company had surpassed the $3.0 million in funding for research costs. Accordingly, each Member makes capital contributions to fund research costs and shares such costs equally. The level of commitment by the Members to fund the JV is based on an annual budget that is approved by both Members.

Amounts received from the JV as reimbursement of research and development costs in excess of the initial $3.0 million (see above) are recognized as contract research and development revenue. For the three months ended March 31, 2004 and 2003, such amounts totaled approximately $557,000 and $793,000, respectively, and the gross profit margin on such revenue was not material. According to the joint venture agreement, and in consideration of the Company’s initial incremental capital contribution and recognition of

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

$3.0 million of joint venture research expenditures, the Company may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies and retain amounts received not to exceed $3.0 million. During the three months ended March 31, 2004 and 2003, the Company recognized $134,218 and $259,778, respectively, from five such government grants, which is included in research grant revenue in our accompanying financial statements. Through March 31, 2004, the Company had recognized approximately $1,061,000 of such revenue. Proceeds received from the joint venture for research activities for which the Company has also received such corresponding grant revenue is reflected in the accompanying financial statements as an adjustment to joint venture losses and contract revenue from the joint venture. Contract research and development revenue recognized by the Company related to services provided to the JV may va ry in the future due to potential future funding limitations on the part of the Members, the extent to which the JV continues to rely on Progenics to perform research and development and the terms of a new Services Agreement or other form of agreement, if any, between the Members with respect to such services. All inventions made by the Company in connection with the Services Agreement are required to be assigned to the JV for its use and benefit.

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

The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Balance Sheet Data	March 31,	December 31,
	2004	2003

Cash	$2,307,393	$1,172,705
Accounts receivable from Progenics		108,687

Total assets	$2,307,393	$1,281,392

Accounts due to Progenics	$582,213
Accounts payable and accrued expenses	361,839	199,233

Total liabilities	944,052	199,233
Stockholders’ (deficit) equity	1,363,341	1,082,159

Total liabilities and stockholders’ equity	$2,307,393	$1,281,392

Statement of Operations Data:	For the Year Ended March 31,

	2002	2003

Total revenue (interest income)	$2,623	$493
Total expenses (1)	1,621,441	1,759,774

Net loss	$(1,618,818)	$(1,759,281)

(1)	Includes research and development services performed by the Company during the three months ended March 31, 2004 and 2003.

7.	Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

income taxes on comprehensive loss is immaterial. For the three months ended March 31, 2004 and 2003, the components of comprehensive loss are:

	Three Months Ended
	March 31,

	2004	2003

Net loss	$(10,224,667)	$(6,103,745)
Change in net unrealized gain (loss) on marketable securities	9,075	(21,182)

Comprehensive loss	$(10,215,592)	$(6,124,927)

8.	NIH Contract

In September 2003, the Company was awarded a contract by the National Institutes of Health, an agency of the Department of Health and Human Services, to develop an HIV vaccine. The contract provides for up to $28.6 million in funding to the Company over five years. The Company’s scientists will be the principal investigators under the contract and will head the vaccine development effort. Existing academic collaborators of the Company’s will head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3.8 million is earmarked under the NIH Contract to fund such subcontracts. Funding under this contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to the achievement of specified milestones. The Company anticipates that these funds will be used principally in connection with its ProVax HIV vaccine program. The Company recognized $262,286 of revenue from this cont ract during the three months ended March 31, 2004.

9.	Reclassification

Certain reclassifications have been made to the financial statements for 2003 to conform with the current year’s presentation. Revenues amounts for the first quarter of 2003, as presented in the accompanying financial statements of operations, have been adjusted to reflect a reclassification recorded by the Company. Such reclassification has been recorded in order to reflect certain proceeds received from the JV as a reduction of joint venture loss and as a reduction in contract research and development revenue from the JV. The Company believes that, pursuant to a provision in the joint venture agreement, such classification more appropriately reflects the nature of $259,778 of payments received by the Company. This reclassification had no impact on the Company’s net loss, net loss per share or financial position. See Note 6 for additional information regarding the JV.

10.	Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2004.

11.	Impact of Recently Issued Accounting Standards

During March 2004, the Emerging Issues Task Force reached a final consensus on EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

(“EITF 03-6”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. If applicable, prior period earnings per share amounts will be restated to en sure comparability year over year. The Company is currently in the process of calculating the impact of this guidance but does not believe that its application will have a material impact on the Company’s financial statements.

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

To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through March 31, 2004 have been payments received under our current and former collaboration agreements and from PSMA Development Company LLC, our joint venture with Cytogen Corporation (the “joint venture” or “JV”), research grants and contracts related to our cancer and HIV programs and interest income.

To date, a majority of our expenditures have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at March 31, 2004, an accumulated deficit of approximately $87.5 million. We will require additional funds to complete the development of our products, to fund the cost of clinical trials and to fund operating losses that we expect to continue for the foreseeable future. We do not expect our products under development to be commercialized in the near future.

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

We provide research and development services to the JV and through January 31, 2004, we were performing such services for the JV under a month-to-month extension of a services agreement. The services agreement expired effective January 31, 2004, and we and Cytogen (collectively, the “Members”) have not yet agreed upon the terms of a replacement services agreement, if any. The Members have agreed to a budget for 2004 and their respective capital contributions for the year. The JV’s work plan, budget and other operational

Back to Contents

and financial matters relating to periods after 2004 will require the agreement of the Members. If we do not agree on terms for future periods, our revenues could be adversely affected.

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenues:

Revenues from contract research and development from joint venture decreased to $557,000 for the three months ended March 31, 2004 from $793,000 for the three months ended March 31, 2003. We recognize revenue for research and development services performed for the JV. The decrease is due to fewer headcount assigned to the JV projects in 2004.

According to the joint venture agreement, and in consideration of our initial incre mental capital contribution of $3.0 million of joint venture research expenses, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies, and retain amounts received not to exceed $3.0 million. For the three months ended March 31, 2004 and 2003, we had recognized approximately $134,000 and $260,000, respectively, of revenue from such government grants which is included in research grants revenue in our accompanying financial statements. Through March 31, 2004, we had recognized approximately $1.1 million of revenue from such government grants. Proceeds received fro m the JV for research activities for which we have also received such corresponding grant revenue is reflected in the accompanying financial statements as an adjustment to joint venture losses and contract revenue from joint venture. O n behalf of the JV, we have applied for additional grant funding.

Based on the 2004 budget, we expect to receive an additional $1.9 million of revenue for services provided to the JV for the balance of 2004. The amount of revenue recognized will be reduced by any additional grant funding received for the balance of 2004, which amount is expected to be approximately $300,000. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV and the future financial position of the JV.

Revenues from research grants and contracts increased to $1,186,000 for the three months ended March 31, 2004 from $1,117,000 for the three months ended March 31, 2003. The increase resulted from the funding of a greater number of grants and contracts during 2004 including the NIH contract awarded in September 2003.

Revenues from product sales decreased to $5,000 for the three months ended March 31, 2004 from $60,000 for the three months ended March 31, 2003. We received fewer orders for research reagents during the 2004 period.

Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, patent costs, and product manufacturing costs. Research and development expenses increased to $8,373,000 for the three months ended March 31, 2004 from $5,752,000 for the three months ended March 31, 2003. During the three months ended March 31, 2004, such expenses included approximately $3,092,000 of salaries and benefits, $1,808,000 in lab supplies, $1,712,000 to clinical research organizations, $211,000 for contract manufacturing and subcontractors, $1,182,000 for operating expenses and travel, $33,000 in license fees and $335,000 for consultants. The increase from 2003 to 2004 was principally due to (i) an increase of $1,081,000 related to increased headcount in 2004 in the research and development, manufacturing and medical departments, primarily related to our development program for our product candidate methylnaltrexone, or MNTX, (ii) an increase of $930,000 in clinical trial expenses with $575,000 related to MNTX, $314,000 related to cancer, and $11,000 related to HIV, (iii) an increase of $592,000 in operating expenses, primarily rent, (iv) an increase of $423,000 in laboratory supplies, particularly for MNTX and other non-clinical programs , (v) an increase of $223,000 in consulting costs, primarily related to MNTX, (vi) an increase of $18,000 in license fees, offset in part by (i) a decrease of $189,000 in laboratory supplies related to the HIV programs , (ii) decreased spending of $31,000 in the PSMA program, and (iii) a decrease of $426,000 in contract manufacturing and subcontractors primarily related to PRO 140. We expect to incur significant increases in research and development costs related to MNTX as the clinical programs expand and progress. Spending in other programs is expected to remain relatively stable.

Our general and administrative expenses include executive and administrative personnel, professional fees, office rent and supplies. General and administrative expenses increased to $2,815,000 for the three months ended March 31, 2004 from $1,622,000 for the three months ended March 31, 2003. The increase was

Back to Contents

principally due to (i) an increase of $670,000 in professional fees, primarily related to patent legal fees and audit fees, (ii) an increase of $355,000 related to an increase in headcount, and (iii) an increase of $168,000 in operating expenses including rent, supplies and general liability and directors and officer’s liability insurance, and consulting fees.

Loss in joint venture increased to $675,000 for the three months ended March 31, 2004 from $620,000 for the three months ended March 31, 2003. We recognize our share of the loss under the terms of the JV. The increase was due to a decrease in the amount of grant revenue recognized as a reduction to loss in joint venture and due to a decrease in headcount assigned to the PSMA programs and the related cost of supplies. Additionally, the JV commenced clinical trials with one product candidate and incurred contract manufacturing expenses earlier in 2003. The level of future losses from the JV will be dependent upon the extent of research and development costs expended by the JV, the future financial position of the JV and the extension, if any, and terms of an amended services agreement or of a new services agreement with the JV. The level of commitment by Cytogen and us to fund the JV is based on an annual budget that is approved by the members of th e JV. The members will need to agree on such a budget for periods after 2004.

Depreciation and amortization expense increased to $326,000 for the three months ended March 31, 2004 from $304,000 for the three months ended March 31, 2003 as we purchased new capital equipment and incurred expenses for leasehold improvements to support our growth.

Other income (expense):

Interest income decreased to $217,000 for the three months ended March 31, 2004 from $224,000 for the three months ended March 31, 2003 as cash available for investment was subject to lower interest rates in 2004.

Our net loss for the three months ended March 31, 2004 was $10,225,000 compared to net loss of $6,104,000 for the three months ended March 31, 2003.

Liquidity and Capital Resources

We have funded our operations since inception primarily through public offerings of common stock, private placements of equity securities, payments received under collaboration agreements, funding under government research grants and contracts, interest on investments, a line of credit that was repaid and terminated and the proceeds from the exercise of outstanding options and warrants. In November 2003, we completed a public offering of 3.33 million shares of our common stock at a price $16.25. Net proceeds to the Company after expenses were $49.8 million. We are using the proceeds from the offering for the funding of clinical trials of product candidates, expansion of our manufacturing facilities and research and development projects as well as for working capital and other general corporate purposes.

At March 31, 2004, we had cash, cash equivalents and marketable securities totaling $57.4 million compared with $65.7 million at December 31, 2003. The net cash used in operations for the three months ended March 31, 2004 was $9.5 million compared with $6.7 million of net cash used in operations for the same period in 2003. The increase in net cash used in operations for the three months ended March 31, 2004 resulted primarily from higher net losses resulting from increased research and development activity in connection with MNTX partially offset by decreased contributions to the JV.

The net cash used in investing activities for the three months ended March 31, 2004 was $6.3 million compared with $15.4 million of net cash provided by investing activities for the same period in 2003. The net cash used in investing activities for three months ended March 31, 2004 resulted primarily from the purchase of $10.0 million of marketable securities offset in part by the sale of $4.3 million of marketable securities, and the purchase of $0.5 million of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional research and development space. We expect to spend an additional $5.0 million during the balance of 2004 to construct a new manufacturing facility in space located on our current site for which we are in negotiations to lease. We expect such facility to be operational in early 2005.

Net cash provided by financing activities for the three months ended March 31, 2004 was $1.9 million as compared with $0.5 million for the same period in 2003. The net cash provided by financing activities for both periods reflects the exercise of stock options under our employee stock option plans and the sale of common stock under our employee stock purchase plans.

Back to Contents

We are required to make capital contributions to fund 50% of the current and future spending on the PSMA projects under the terms of the JV. This amount was $950,000 during the three months ended March 31, 2004. The level of commitment by Progenics and Cytogen to fund the JV is based on a budget that is approved annually by the Members. That budget is intended to be sufficient to fund research and development projects for the current year. The budget must also consider the ability of the Members to fund the JV. The Members have approved an annual budget of approximately $9.1 million and a work plan for the year 2004 pursuant to which, among other things, the Members are engaged in a research and development program on behalf of the JV with the majority of the work to be performed by Progenics. The budget requires additional capital contributions of $3.3 million from each Member during the balance of 2004.

For the three months ended March 31, 2004, we recognized approximately $557,000 of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV and the terms of a new services agreement, if any, or such other agreement of the Members with respect to research and development services to be performed.

We currently have major research and development programs investigating symptom management and supportive care, human immunodeficiency virus-related diseases (“HIV”) and cancer, for which we own or have licensed technology and collaborated with other pharmaceutical and biotechnology companies as well as academic institutions. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. For the three months ended March 31, 2004, research and development costs incurred consisted of approximately (i) $3.2 million for MNTX, (ii) $3.0 million for HIV, (iii) $1.7 million for cancer programs, and (iv) $0.5 million for other programs.

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

The following table summarizes our contractual obligations as of March 31, 2004 for future operating lease payments, license and milestone payments for license and corporate collaboration agreements and our funding commitment to the JV for 2004:

	Payments Due by Period

	Total	Less than one year	1 to 3 years	4 to 5 years	Greater than 5 years

	(in millions)
Operating leases	$5.9	$1.7	$1.9	$1.7	$0.6
License and collaboration agreements (1)	25.0	1.1	7.0	5.4	11.5
Funding commitment to the JV for 2004	3.3	3.3

(1)	Assumes attainment of milestones covered under each agreement. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table. Certain of these agreements require us to pay in 2004, 2005 and 2006 annual minimum royalties or maintenance fees in the aggregate amount of $165,000, which are not included in this table. This table also does not reflect the payment obligations of the JV.

Impact of Recently Issued Accounting Standards

During March 2004, the Emerging Issues Task Force reached a final consensus on EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. If applicable, prior period earnings per share amounts will be restated to ensure comparability year over year. The Company is currently in the process of calculating the impact of this guidance but does not believe that its application will have a material impact on the Company’s financial statements.

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

Our MNTX product candidate, which is designed to reverse certain side effects induced by treatment with opioids, is based on a novel method of action, which has not yet been proven to be safe or effective. Additionally, some of our HIV product candidates are designed to be effective by blocking viral entry, and our GMK product candidate is designed to be a therapeutic cancer vaccine. To our knowledge, other than Trimeris’ FuzeonTM product, no drug designed to treat HIV infection by blocking viral entry and no cancer therapeutic vaccine has been approved for marketing in the U.S. Our other research and development programs involve similarly novel approaches to human therapeutics. Consequently, there is little precedent for the successful commercialization of products based on our technologies. We may not be able to develop succes sfully any of our products.

A setback in our clinical development programs could adversely affect us.

We have several ongoing late-stage clinical trials. We have two ongoing pivotal phase 3 clinical trials for MNTX in patients with advanced medical illness. It is likely that we will need to successfully complete both of these trials in order to obtain approval of the U.S. Food and Drug Administration, or FDA to market MNTX. We have also commenced a phase 2 clinical trial of MNTX for another indication and an additional phase 1 trial involving MNTX in a third indication. If the results of any of these trials are not satisfactory, or if we encounter clinical trial supply issues, our MNTX development program would be adversely affected, resulting in delays in the commencement of planned trials and our regulatory filing. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for and obtaining the regulatory approvals necessary to market MNTX. Since MNTX is our most clinically advanced product, a setback of th is nature would have a material adverse effect on our business.

We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK. ECOG’s decision was based on an early analysis of data which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha-interferon. As a result of the actions of ECOG, that trial did not complete patient dosing as contemplated by the initial trial protocol. We are continuing to follow-up with patients who were enrolled in that trial. However, we cannot predict how long this will take or what the results will show, and we do not expect to know the results much before the end 2004 or later. The second pivotal phase 3 trial for GMK being conducted with Europe’s leading canc er cooperative group, EORTC, was initiated in May 2001 and at present we do not expect to reach the full enrollment of 1,300 patients until mid-2005. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

Additionally, if the results of our early stage studies with PRO 542, PRO 140 or our PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

Our clinical trials could take longer than we expect.

Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in public disclosures, the actual timing of these events can vary dramatically. Delays can be caused by regulatory or patent issues, interim or final results of on-going clinical trials, scheduling conflicts with participating clinicians and clinical institutions and the slower than expected patient accruals. Clinical trials involving our product candidates may not commence or be completed as forecasted.

Back to Contents

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

If we cannot advance our other products beyond the early stages of product development or demonstrate clinical efficacy, we will never commercialize these products.

Many of our products other than MNTX and GMK are at an early stage of development. The successful commercialization of these early stage products will require significant further research, development, testing and regulatory approvals and additional investment. If we cannot advance these products beyond the early stages of product development or demonstrate as to any of our products clinical efficacy and safety, we will never commercialize a product. There are a number of technological challenges that we must overcome to complete most of our development efforts. Our products in the research or preclinical development stage may not yield results that would permit or justify clinical testing. Furthermore, products that advance to clinical testing may not be commercialized.

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

We are aware that Adolor Corporation, in partnership with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing an opioid antagonist, EnteregTM (alvimopan), for postoperative ileus, which has completed phase 3 clinical trials, and for chronic opioid bowel dysfunction and acute opioid-induced bowel dysfunction, which are currently in phase 2 trials. Entereg is further along in the clinical development process than MNTX. If Entereg reaches the market before MNTX, it could achieve a significant competitive advantage relative to MNTX. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

If we lose our current or future collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and operating results may suffer.

Our business strategy includes entering into collaborations with corporate partners, primarily pharmaceutical and other biotechnology companies, for one or more of the research, development, manufacturing, marketing and other commerc ialization activities relating to our product candidates. If we lose our current or future collaborative partners, or if they do not apply adequate resources to our collaborations, our product development and operating results may suffer.

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

Our level of commitment to fund the PSMA joint venture and that of our joint venture partner, Cytogen, is based upon an annual budget and work plan that is developed and approved by both parties. We have, in the past, experienced delays in reaching agreement with Cytogen regarding annual budget issues and strategic and operational matters relating to the joint venture. While we and Cytogen have an established process for reaching agreement on these matters, in the future we might not succeed in a timely fashion, which could result in delays in advancing our PSMA programs or, if we do not reach agreement at all would ultimately lead to the dissolution of the joint venture and perhaps abandonment of the PSMA programs being conducted by the joint venture. Currently, we have an approved budget and work plan for 2004, however, this does not commit either party to any level of funding beyond the current year. In the event that an annual budget is not approved beyond 2004, we and Cytogen are required to fund any remaining obligations upon dissolution of the joint venture in accordance with the LLC Agreement.

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

We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including filing for and obtaining product approvals and introducing products, to maintain our rights under our licenses, including our licenses from UR Labs, Inc., Sloan-Kettering Institute for Cancer Research and Columbia University. We may not be able to maintain our rights under these licenses. Under our license agreements relating to GMK and our HIV product candidates, including PRO 542, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to have commenced commercialization of the drug by 2002 (for GMK) and to have filed for marketing approval by 2001 (for the HIV products). We have not achieved these and other milestones and are unlikely to achieve them soon. If we can establish that our failure to achieve these milestones was as a result of technical issues beyond our control or delays in clini cal studies that could not have been reasonably avoided, we may be entitled under these license agreements to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. We are also required under our license agreement with UR Labs to file an NDA by December 31, 2004. If we do not comply with our obligations under our license agreements, the licensors may terminate them. Termination of any of our licenses could result in our losing our rights to, and therefore being unable to commercialize, any related product. We have on-going discussions with Sloan-Kettering and Columbia to reach agreement on the revision of applicable milestone dates, however, there can be no assurance of a positive outcome.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of March 31, 2004 we had an accumulated deficit of approximately $87.5 million. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand development and clinical trial efforts.

Our ability to achieve long-term profitability is dependent in part on obtaining regulatory approvals for products and entering into agreements for commercialization of our products. However, our operations may not be profitable even if any of our products under development are commercialized.

We are likely to need additional financing, but our access to capital funding is uncertain.

Our current and anticipated development projects require substantial capital. We are likely to need substantial additional funds to conduct product development activities. We believe our existing capital resources, together with revenue from currently approved government grants and contracts and revenue from the services we perform for our JV with Cytogen, should be sufficient to fund our operations at least through the first half of 2005. We cannot predict with any certainty when we will need additional funds or how much we will need. Our need for future funding will depend on numerous factors, many of which are outside our control.

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

Back to Contents

We have limited manufacturing capabilities, which could adversely impact our ability to commercialize products.

We have limited manufacturing capabilities, which may result in increased costs of production or delay product development or commercialization. In order to commercialize our product candidates successfully, we or our collaborators must be able to manufacture products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of our product candidates can be complex, difficult to accomplish even in small quantities, difficult to scale-up when large-scale production is required and subject to delays, inefficiencies and poor or low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. If supplies of any of our product candidates or related materials become unavailable to us on a timely basis or at all or are contaminated or otherwise lost, our clinical trials could be seriously delayed, since these materials are time -consuming to manufacture and cannot be readily obtained from third-party sources.

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

Back to Contents

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

There may be patent rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products infringe patent rights of others, they could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any patent that we infringe may not be available on acceptable terms or at all. For example, we have filed a number of U.S. and foreign patent applications, one of

Back to Contents

which is owned jointly with the Aaron Diamond AIDS Research Center, relating to the discovery of the HIV co-receptor CCR5. We are aware that other groups have claimed discoveries similar to those covered by our patent applications. We do not expect to know for several years the relative strength of our patent position as compared to these other groups. We are aware of other intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating PSMA or related compounds that have patents or patent applications in this area. If asserted against us, these rights could adversely affect our ability to commercialize some of our products.

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

We have no experience in sales, marketing or distribution. If we receive required regulatory approvals, we expect to market and sell our products, including MNTX, principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. We currently do not have a marketing partner for MNTX. To the extent that we enter into distribution, co-marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources these third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources would be require d to develop an internal sales force. We may not be able to establish a successful sales force should we choose to do so.

If we lose key management and scientific personnel on whom we depend, our business could suffer.

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Maddon, our Chairman, Chief Executive Officer and Chief Science Officer, or Mr. Prentki, our President, could cause our management and operations to suffer. We have an employment agreement with Dr. Maddon, the initial term of which runs through June 30, 2005, subject to an automatic renewal for an additional period of two years unless either party provides ninety days prior notice of non-renewal. We also have an employment agreement with Mr. Prentki, the initial term of which expired in March 2004, subject to automatic annual extensions unless either party provides six months prior notice of termination. Neither we, nor Mr. Prentki, provided such notice, and we are currently negotiating a new employment agreement with him. Employment agreements do not, however, assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

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

Back to Contents

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

If we or any of our collaborators succeed in bringing one or more of our products to market, third-party payors may establis h and maintain price levels insufficient for us to realize an appropriate return on our investment in product development. Significant changes in the health care system in the United States or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our operating results and our ability to raise capital and commercialize products.

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

Back to Contents

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

Our stock price has a history of significant volatility. Between January 1, 2001 and March 31, 2004, our stock price has ranged from $35.64 to $3.82 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

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

Back to Contents

Anti -takeover provisions may make the removal of our Board of Directors or management more difficult and discourage hostile bids for control of our company that may be beneficial to our stockholders.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $53.0 million at March 31, 2004. Approximately $38.6 million of these investments had fixed interest rates, and $14.8 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the March 31, 2004 market interest rates would result in a decrease of approximately $0.628 million in the market values of these investments.

Item 4.   Controls and Procedures

The Company maintains “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company’s management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also established a disclosure committee that consists of certain members of the Company’s senior management.

The disclosure committee, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Financial and Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Principal Financial and Accounting Officer by others within the Company during the period in which this report was being prepared.

Back to Contents

There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

	31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

	31.2	Certification of Robert A. McKinney, Vice President, Finance and Operations (Principal Financial and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

	32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A Form 8-K was furnished on January 13, 2004, incorporating by reference the registrant’s press release, dated January 13, 2004 announcing the initiation of a second phase 3 clinical trial of its investigational drug, methylnaltrexone, for the treatment of opioid-induced constipation in patients with advanced medical illness.

A Form 8-K was furnished on March 15, 2004, incorporating by reference the registrant’s press release, dated March 15, 2004 announcing its results of operations for the fiscal year ended December 31, 2003.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

Date: May 7, 2004	By: /s/ Robert A. McKinney
Robert A. McKinney Vice President, Finance and Operations (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)