Form 10-Q
period 2004-07-30
PROGENICS PHARMACEUTICALS INC
filed 2004-08-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     As of July 31, 2004 there were 16,967,542 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

INDEX

Page No.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets at June 30, 2004 and December 31, 2003	3

Condensed Statements of Operations for the Three Months ended June 30, 2004 and 2003 and the Six	4
Months ended June 30, 2004 and 2003

Condensed Statement of Stockholders’ Equity and Comprehensive Loss
for the Six Months ended June 30, 2004	5

Condensed Statements of Cash Flows for the Six Months ended June 30, 2004 and 2003	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	30

Item 4. Controls and Procedures	30

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 6. Exhibits and Reports on Form 8-K	31

PROGENICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
AT JUNE 30, 2004 AND DECEMBER 31, 2003
(Unaudited)

	June 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$27,829,204	$47,737,467
Marketable securities	10,623,137	11,383,535
Amount due from joint venture	14,805
Accounts receivable	798,186	796,929
Other current assets	921,743	1,462,904

Total current assets	40,187,075	61,380,835

Marketable securities	10,477,285	6,541,730
Fixed assets, at cost, net of accumulated depreciation and amortization	4,088,726	3,890,991
Investment in joint venture	139,718	541,078
Restricted cash	532,198	531,570

Total assets	$55,425,002	$72,886,204

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,903,126	$5,044,459
Amount due to joint venture		108,687

Total current liabilities	4,903,126	5,153,146
Deferred lease liability	46,273	50,364

Total liabilities	4,949,399	5,203,510

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares
authorized; none issued and outstanding
Common stock, $.0013 par value, 40,000,000 shares	22,046	21,633
authorized; issued and outstanding—16,958,105
in 2004 and 16,640,866 in 2003
Additional paid-in capital	148,976,437	144,940,151
Accumulated deficit	(98,394,045)	(77,293,367)
Accumulated other comprehensive (loss) income	(128,835)	14,277

Total stockholders’ equity	50,475,603	67,682,694

Total liabilities and stockholders’ equity	$55,425,002	$72,886,204

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Contract research and development
from joint venture	$586,748	$625,132	$1,143,430	$1,418,054
Research grants and contracts	1,543,635	1,048,115	2,729,770	2,165,533
Product sales	44,336	27,325	49,614	86,891

Total revenues	2,174,719	1,700,572	3,922,814	3,670,478

Expenses:
Research and development	9,376,001	6,219,784	17,749,488	11,971,930
General and administrative	3,038,321	2,307,307	5,853,183	3,927,449
Loss in joint venture	422,994	861,178	1,098,185	1,481,041
Depreciation and amortization	373,796	309,544	699,910	613,475

Total expenses	13,211,112	9,697,813	25,400,766	17,993,895

Operating loss	(11,036,393)	(7,997,241)	(21,477,952)	(14,323,417)
Other income (expense):
Interest income	191,850	158,065	408,742	382,191
Interest expense		(2,825)		(4,520)
Loss on sale of marketable securities	(31,468)		(31,468)

Total other income	160,382	155,240	377,274	377,671

Net loss	$(10,876,011)	$(7,842,001)	$(21,100,678)	$(13,945,746)

Net loss per share – basic and diluted	$(0.64)	$(0.61)	$(1.26)	$(1.09)

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)

					ACCUMULATED
	COMMON STOCK		ADDITIONAL		OTHER	TOTAL
			PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS’	COMPREHENSIVE
	Shares	Amount	CAPITAL	DEFICIT	INCOME(LOSS)	EQUITY	LOSS

Balance at December 31, 2003	16,640,866	$21,633	$144,940,151	($77,293,367)	$14,277	$67,682,694

Issuance of compensatory
stock options			242,768			242,768

Sale of Common Stock under
employee stock purchase
plans and exercise of stock
options	317,239	413	3,793,518			3,793,931

Net loss				(21,100,678)		(21,100,678)	($21,100,678)

Change in unrealized loss
on marketable securities					(143,112)	(143,112)	(143,112)

Balance at June 30, 2004	16,958,105	$22,046	$148,976,437	($98,394,045)	($128,835)	$50,475,603	($21,243,790)

The accompanying notes are an integral part of these condensed financial statements.

     PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(21,100,678)	$(13,945,746)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	699,910	613,475
Loss on disposal of fixed assets	42,211
Loss on sale of marketable security	31,468
Amortization of discounts, net of premiums, on
marketable securities	381,773	391,845
Loss in joint venture	1,098,185	1,481,041
Adjustment to loss in joint venture	253,175	484,559
Noncash expenses incurred in connection with issuance of
common stock and stock options	242,768	61,570
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,257)	315,844
Increase in amount due from joint venture	(14,805)
Decrease in amount due to joint venture	(108,687)
Decrease in other assets	541,161	936,167
Decrease in accounts payable and accrued expenses	(158,328)	(509,457)
Increase in investment in LLC	(950,000)	(2,250,000)
Decrease in deferred lease liability	(4,091)	(14,253)

Total adjustments	2,053,483	1,510,791

Net cash used in operating activities	(19,047,195)	(12,434,955)

Cash flows from investing activities:
Capital expenditures	(922,861)	(675,584)
Increase in restricted cash	(628)	(39,372)
Sales of marketable securities	10,370,199	21,229,000
Purchase of certificate of deposit		(2,000,000)
Purchase of marketable securities	(14,101,709)	(1,858,096)

Net cash (used in) provided by investing activities	(4,654,999)	16,655,948

Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common
stock under the Employee Stock Purchase Plan	3,793,931	1,185,581
Increase in deferred offering costs		(165,000)

Net cash provided by financing activities	3,793,931	1,020,581

Net (decrease) increase in cash and cash equivalents	(19,908,263)	5,241,574

Cash and cash equivalents at beginning of period	47,737,467	9,446,982

Cash and cash equivalents at end of period	$27,829,204	$14,688,556

Supplemental disclosure of noncash investing and financing activities:
Net fixed assets included in accounts payable and accrued expenses	16,995	10,830

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      Interim Financial Statements

     Progenics Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward symptom management and supportive care, HIV infection and cancer. The Company has five product candidates in clinical development and several others in preclinical development. The Company was incorporated in Delaware on December 1, 1986. All of the Company’s operations are located in New York State. The Company operates in a single segment.

     The Company believes that its existing capital resources, together with revenue from currently approved government grants and contracts and revenue from its services provided to PSMA Development Company LLC (the “JV”) (a related party), the Company’s joint venture with Cytogen Corporation, should be sufficient to fund operations for at least the next 15 months. There could be changes that would consume the Company’s assets before such time. The Company will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. In addition, the Company’s cash requirements may vary materially from those now planned because of results of research and development and product testing, changes in existing relationships with, or new relationships with, licensees, licensors or other collaborators, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. Other than currently approved grants and research contracts and contract research and development revenue from the JV, the Company has no committed external sources of capital and expects no significant product revenues for at least the next two years due to the time expected to be required to bring the Company’s products to the commercial marketing stage. For periods beyond 15 months, we may seek additional financing to fund operations through future offerings of equity or debt securities or agreements with corporate collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. We will require substantial funds to continue to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements.

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

2.      Summary of Significant Accounting Policies

Revenue Recognition

     Payments received from the JV for contract research and development are recognized as revenue as the related services are performed by the Company (see Note 6).

     The Company has been awarded government research grants and contracts from the National Institutes of Health, an agency of the Department of Health and Human Services (the “NIH”). The NIH grants and contracts are used to subsidize the Company’s research projects described below (the “Projects”). NIH grant revenue is recognized on a pro rata basis as subsidized Project costs are incurred. Such method approximates the straight-line basis over the lives of the Projects. The NIH contract reimburses the Company for costs associated with the preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. See Note 8 for additional information regarding the NIH contract.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

     The Company has derived all of its product revenue from the sale of research reagents. Product sales revenue is recognized at the time reagents are shipped. The reagents are products of the Company’s research and development efforts. The Company maintains no inventory of reagents.

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

     For the three and six months ended June 30, 2004 and 2003, the Company’s research grant and contract revenue and contract research and development revenue came from the NIH and the PSMA Development Company LLC, respectively.

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

     For each clinical trial that the Company conducts, certain clinical trial costs, which are included in research and development expenses, are expensed based on the total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations provide services. At each period end, the Company evaluates the accrued expense balance related to these activities based upon information received from the suppliers and estimated progress towards completion of the research or development objectives to ensure that the balance is reasonably stated. Such estimates are subject to change as additional information becomes available.

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss, as reported	$(10,876,011)	(7,842,001)	(21,100,678)	(13,945,746)
Deduct: Total stock-based employee compensation expense determined under fair value- based method for all awards	(1,715,562)	(2,190,301)	(4,146,553)	(4,173,706)

Pro forma net loss	$(12,591,573)	(10,032,302)	(25,247,231)	(18,119,452)

Net loss per share amounts, basic and diluted:
As reported	$(0.64)	(0.61)	(1.26)	(1.09)
Pro forma	$(0.75)	(0.78)	(1.50)	(1.42)

     For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 92% in 2004 and 79% in 2003, expected lives of five years, zero dividend yield, and weighted-average risk-free interest rate of 3.17% in 2004 and 3.02% in 2003.

     The fair value of options and warrants granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

4.      Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of June 30, 2004 and December 31, 2003 consist of the following:

	June 30,	December 31,
	2004	2003

Accounts payable	$1,969,360	$1,300,104
Accrued consulting and clinical trial costs	1,474,200	2,883,366
Accrued payroll and related costs	882,497	700,963
Professional fees payable	577,069	133,526
Other		26,500

	$4,903,126	$5,044,459

5.      Net Loss Per Share

      The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 2004 and 2003, the Company reported net losses and, therefore, no potentially dilutive securities were included in the computation of diluted per share amounts.

	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

2004:
Three months ended June 30, 2004:
Basic and Diluted:	($10,876,011)	16,894,132	($0.64)

Six months ended June 30, 2004:
Basic and Diluted:	($21,100,678)	16,801,421	($1.26)

2003:
Three months ended June 30, 2003:
Basic and Diluted:	($7,842,001)	12,869,784	($0.61)

Six months ended June 30, 2003:
Basic and Diluted:	($13,945,746)	12,800,228	($1.09)

      Options which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

Three Months Ended June 30,

2004		2003

Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price

4,947,748	$10.30	4,624,014	$8.99

Six Months Ended June 30,

2004		2003

Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price

5,014,520	$10.20	4,648,626	$8.99

6. PSMA Development Company LLC

     PSMA Development Company LLC (the “JV”) was formed on June 15, 1999 as a joint venture between the Company and Cytogen Corporation (each a “Member” and collectively, the “Members”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”). Each Member has equal ownership and equal representation on the JV’s management committee and equal voting rights and rights to profits and losses of the JV, as defined. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement, a Licensing Agreement and a Services Agreement (collectively, the “Agreements”) which generally define the rights and obligations of each Member, including but not limited to the obligations of the Members with respect to capital contributions and funding of research and development of the JV for each coming year.

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

     Amounts received from the JV as reimbursement of research and development costs in excess of the initial $3.0 million (see above) are recognized as contract research and development revenue. For the three months ended June 30, 2004 and 2003, the Company recognized approximately $587,000 and $625,000 of such revenue, respectively. For the six months ended June 30, 2004 and 2003, the Company recognized approximately $1,143,000 and $1,418,000 of such revenue, respectively. According to the joint venture agreement, and in consideration of the Company’s initial incremental capital contribution and recognition of $3.0 million of joint venture research expenditures, the Company may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies and retain amounts received not to exceed $3.0 million. During the three months ended June 30, 2004 and 2003, the Company recognized $119,000 and $225,000, respectively, from five such government grants, which is included in research grant revenue in the accompanying financial statements. During the six months ended June 30, 2004 and 2003, the Company recognized $253,000 and $485,000, respectively, from such government grants. Through June 30, 2004, the Company had recognized approximately $1,180,000 of such revenue. Proceeds received from the joint venture for research activities for which the Company has also received such corresponding grant revenue is reflected in the accompanying financial statements as an adjustment to joint venture losses and contract revenue from the joint venture. Contract research and development revenue recognized by the Company related to services provided to the JV may vary in the future due to potential future funding limitations on the part of the Members, the extent to which the JV continues to rely on the Company to perform research and development and the terms of a new services agreement or other form of agreement, if any, between the Members with respect to such services. All inventions made by the Company in connection with its services provided to the JV are required to be assigned to the JV for its use and benefit.

     The License Agreement terminates upon the last to expire of the patents granted by the Members to the JV or upon breach by either party, which is not cured within 60 days of written notice. The LLC Agreement expires upon dissolution of the JV in accordance with its terms.

     The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Balance Sheet Data:	June 30,		December 31,
	2004		2003

Cash	$523,376		$1,172,705
Accounts receivable from Progenics			108,687
Prepaid expenses	30,940

Total assets	$554,316		$1,281,392

Amount due to Progenics	$14,805	$
Accounts payable and accrued expenses	260,073		199,233

Total liabilities	274,878		199,233
Stockholders’ equity	279,438		1,082,159

Total liabilities and stockholders’ equity	$554,316		$1,281,392

Statement of Operations Data:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Total revenue	$2,456	$412	$5,079	$905
Total expenses (1)	1,086,359	2,172,330	2,707,800	3,932,104

Net loss	$(1,083,903)	$(2,171,918)	$(2,702,721)	$(3,931,199)

(1)    Includes research and development services performed by the Company during the three and six months ended June 30, 2004 and 2003.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

7.	Comprehensive Loss

     Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. For the three and six months ended June 30, 2004 and 2003, the components of comprehensive loss are:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net loss	$(10,876,011)	$(7,842,001)	$(21,100,678)	$(13,945,746)
Change in net unrealized loss on marketable securities	(152,187)	(36,838)	(143,112)	(58,020)

Comprehensive loss	$(11,028,198)	$(7,878,839)	$(21,243,790)	$(14,003,766)

8.	NIH Contract

In September 2003, the Company was awarded a contract by the NIH to develop an HIV vaccine. The contract provides for up to $28.6 million in funding to the Company over five years. The Company’s scientists will be the principal investigators under the contract and will head the vaccine development effort. Existing academic collaborators of the Company will head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3.8 million is earmarked under the NIH Contract to fund such subcontracts. Funding under this contract is subject to compliance with its terms, and the receipt of an aggregate of $1.6 million in fees is subject to the achievement of specified milestones. The Company anticipates that these funds will be used principally in connection with its ProVax HIV vaccine program. The Company recognized revenue from this contract of $599,000 and $861,000 during the three and six months ended June 30, 2004, respectively.

9.	Reclassification

Certain reclassifications have been made to the financial statements for 2003 to conform with the current year’s presentation. Revenue amounts for the three and six months ended June 2003, as presented in the accompanying financial statements of operations, have been adjusted to reflect a reclassification of certain proceeds received from the JV as a reduction of joint venture loss and as a reduction in contract research and development revenue from the JV. The Company believes that, pursuant to a provision in the joint venture agreement, such classification more appropriately reflects the nature of payments received by the Company. This reclassification had no impact on the Company’s net loss, net loss per share or financial position. See Note 6 for additional information regarding the JV.

10.	Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2004.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

11.	Impact of Recently Issued Accounting Standards

 During March 2004, the Emerging Issues Task Force reached a final consensus on EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,(“EITF 03-6”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. If applicable, prior period earnings per share amounts will be restated to ensure comparability year over year. The Company has assessed the impact of this guidance and determined that its application has no material impact on the Company’s financial statements.

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

Overview

     We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. We commenced principal operations in late 1988 and since that time have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that we have under development, we will need to address a number of technological and clinical challenges and comply with comprehensive regulatory requirements. Accordingly, we cannot predict the amount of funds that we will require, or the length of time that will pass, before we receive significant revenues from sales of any of our products.

     To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through June 30, 2004 have been payments received under our former collaboration agreements and from PSMA Development Company LLC, our joint venture with Cytogen Corporation (the “joint venture” or “JV”), research grants and contracts related to our cancer and HIV programs and interest income.

     Our most advanced product candidate and likeliest source of product revenue is methylnaltrexone (“MNTX”). We are conducting a broad clinical development program for MNTX in several settings involving symptom management and supportive care. It is likely that we will need to complete successfully both of our two on-going phase 3 clinical trials of MNTX, in which we are evaluating MNTX as a treatment for opioid-induced constipation in patients with advanced medical illness, in order to obtain FDA approval to market MNTX. We currently anticipate that we will complete patient enrollment in the first of these trials, which we call the 301 trial, in the fourth quarter of 2004 and that we will complete patient enrollment in the second, or 302, trial in mid-year 2005. Assuming we accomplish these objectives and the data are positive, we should be able to file with the US Food and Drug Administration (“FDA”) a new drug application for marketing approval for MNTX for advanced medical illness in the second half of 2005. We expect that it would take at least six months for the FDA to act on our application, even assuming we are able to obtain priority review status, which we intend to seek.

     We are also evaluating MNTX as a treatment for post-operative ileus, a serious paralysis of the gastrointestinal tract. We are pursing this indication to expand the revenue potential for MNTX. We are conducting a Phase 2 clinical trial of MNTX in this patient population and expect to complete enrollment for the trial, which we call the 203 trial, early in the fourth quarter of 2004. We are also developing oral MNTX for the treatment of constipation in patients receiving opiods for chronic pain and have completed Phase 1 clinical trials for this indication.

     The expectations stated above as to our achievement of milestones are forward-looking statements. There are a variety of factors that may prevent us from achieving these milestones, including a continuation in delays we have experienced in the past in enrolling patients, the inherent uncertainties associated with seeking marketing approvals from the FDA and the other factors described below under the caption “Risk Factors.”

     To date, a majority of our expenditures have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at June 30, 2004, an accumulated deficit of approximately $98.4 million. We will require additional funds to complete the development of our products, to fund the cost of clinical trials and to fund operating losses, which we expect to continue for the foreseeable future. We do not expect our products under development to be commercialized in the near future.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

      Revenues:

           Revenues from contract research and development from joint venture decreased to $587,000 for the three months ended June 30, 2004 from $625,000 for the three months ended June 30, 2003. These amounts represent revenues recognized for research and development services performed for the JV. The decrease is due to fewer headcount assigned to the JV projects in 2004.

     According to the joint venture agreement, and in consideration of our initial incremental capital contribution of $3.0 million of joint venture research expenses, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies, and retain amounts received not to exceed $3.0 million. For the three months ended June 30, 2004 and 2003, we had recognized approximately $119,000 and $225,000, respectively, of revenue from such government grants which is included in research grants revenue in our accompanying financial statements. Through June 30, 2004, we had recognized in the aggregate approximately $1.2 million of revenue from such government grants. Proceeds received from the JV for research activities for which we have also received such corresponding grant revenue is reflected in the accompanying financial statements as an adjustment to joint venture losses and contract revenue from joint venture. On behalf of the JV, we have applied for additional grant funding.

     Based on the 2004 budget, we expect to receive an additional $1.2 million of revenue for services provided to the JV in the second half of 2004. The amount of revenue recognized will be reduced by any additional grant funding received for the balance of 2004. The amount of such grant funding is expected to be approximately $1.1 million. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV and the future financial position of the JV.

     Revenues from research grants and contracts increased to $1,544,000 for the three months ended June 30, 2004 from $1,048,000 for the three months ended June 30, 2003. The increase resulted from the funding of a greater number of grants during 2004, and the inclusion of a significant contract awarded in September 2003 by the National Institutes of Health, an agency of the Department of Health and Human Services (the “NIH”).

     Revenues from product sales increased to $44,000 for the three months ended June 30, 2004 from $27,000 for the three months ended June 30, 2003. We received a greater number of orders for research reagents during the 2004 period.

      Expenses:

     Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, patent costs, and product manufacturing costs. Research and development expenses increased to $9,376,000 for the three months ended June 30, 2004 from $6,220,000 for the three months ended June 30, 2003. During the three months ended June 30, 2004, such expenses included approximately $3,028,000 of salaries and benefits, $2,974,000 in lab supplies, $1,187,000 to clinical research organizations, $749,000 for contract manufacturing and subcontractors, $556,000 for operating expenses and travel, $327,000 in license fees and $553,000 for consultants. The increase from 2003 to 2004 was principally due to (i) an increase of $906,000 related to increased headcount in 2004 in the research and development, manufacturing and medical departments, primarily related to our development program for MNTX, (ii) an increase of $408,000 in clinical trial expenses related to MNTX as the number of patients enrolled in the trials has increased, (iii) an increase of $118,000 in operating expenses, primarily rent, (iv) an increase of $1,267,000 in laboratory supplies, with $643,000 related to MNTX, $654,000 related to HIV programs and $51,000 related to GMK, (v) an increase of $343,000 in consulting costs, primarily related to MNTX, (vi) an increase of $177,000 in license fees, and (vii) an increase of $514,000 in contract manufacturing and subcontractors with $482,000 related to MNTX and $32,000 related to GMK, offset in part by (i) a decrease of $191,000 in clinical trial expenses, with $162,000 related to cancer programs and $29,000 related to HIV programs, (ii) a decrease of $389,000 in contract manufacturing and subcontractors with $369,000 related to HIV, primarily PRO 140, and $54,000 related to other non-clinical programs, and (iii) a decrease of $81,000 in other lab supplies. We expect to incur significant increases in research and development costs related to MNTX as the clinical programs expand and progress. Spending in other programs is expected to remain relatively stable. If we expand, delay or terminate programs, these expectations may change.

     Our general and administrative expenses include executive and administrative personnel, professional fees, office rent and supplies. General and administrative expenses increased to $3,038,000 for the three months ended June 30, 2004 from $2,307,000 for the three months ended June 30, 2003. The increase was principally due to (i) an increase of $224,000 in professional fees, primarily related to patent legal fees and fees to an outside consultant in connection with internal control audit readiness , (ii) an increase of $344,000 related to an increase in headcount, and (iii) an increase of $163,000 in operating expenses including rent, travel, supplies, general liability and directors and officer’s liability insurance, and consulting fees.

     Loss in joint venture represents our share of the loss under the terms of the JV. Loss in joint venture decreased to $423,000 for the three months ended June 30, 2004 from $861,000 for the three months ended June 30, 2003. The decrease was due to a decrease in headcount assigned to the PSMA programs and the related cost of supplies. Additionally, the JV had clinical trial start-up costs, as well as certain contract manufacturing costs, in the 2003 period that were not incurred in the 2004 period. The level of future losses from the JV will be dependent upon the extent of research and development costs expended by the JV, the future financial position of the JV and the extension, if any, and terms of an amended services agreement or of a new services agreement with the JV. The level of commitment by Cytogen and us to fund the JV is based on an annual budget that is approved by the members of the JV. The Members have agreed upon a budget for 2004 but will need to agree on such a budget for periods after 2004.

     Depreciation and amortization expense increased to $374,000 for the three months ended June 30, 2004 from $310,000 for the three months ended June 30, 2003 as we purchased new capital equipment and incurred expenses for leasehold improvements to support our growth.

     Other income (expense):

     Interest income increased to $192,000 for the three months ended June 30, 2004 from $158,000 for the three months ended June 30, 2003 as cash available for investment in 2004 was greater than in 2003 but was subject to lower interest rates in 2004. The increase in cash available for investment resulted from a public offering of common stock we completed in the fourth quarter of 2003.

     During the second quarter of 2004, we recognized a loss of $31,000 on the sale of a marketable security.

     Our net loss for the three months ended June 30, 2004 was $10,876,000 compared to net loss of $7,842,000 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 and 2003

     Revenues from contract research and development from joint venture decreased to $1,143,000 for the six months ended June 30, 2004 from $1,418,000 for the six months ended June 30, 2003. The decrease is due to fewer headcount assigned to the JV projects in 2004.

     For the six months ended June 30, 2004 and 2003, we had recognized approximately $253,000 and $486,000, respectively, of revenue from government grants related to PSMA technologies which is included in research grants revenue in our accompanying financial statements. Proceeds received from the JV for research activities for which we have also received such corresponding grant revenue is reflected in the accompanying financial statements as an adjustment to joint venture losses and contract revenue from joint venture.

     Revenues from research grants and contracts increased to $2,730,000 for the six months ended June 30, 2004 from $2,166,000 for the six months ended June 30, 2003. The increase resulted from the funding of a greater number of grants and contracts during 2004, including a significant NIH contract awarded in September 2003.

     Revenues from product sales decreased to $50,000 for the six months ended June 30, 2004 from $87,000 for the six months ended June 30, 2003. We received fewer orders for research reagents during the first six months of 2004.

      Expenses:

     Research and development expenses increased to $17,749,000 for the six months ended June 30, 2004 from $11,972,000 for the six months ended June 30, 2003. During the six months ended June 30, 2004, such expenses included approximately $6,120,000 of salaries and benefits, $4,782,000 in lab supplies, $2,899,000 to clinical research organizations, $963,000 for contract manufacturing and subcontractors, $1,738,000 for operating expenses and travel, $359,000 in license fees and $888,000 for consultants.The increase from 2003 to 2004 was principally due to (i) an increase of $1,988,000 related to increased headcount in 2004 in the research and development, manufacturing and medical departments, primarily related to our development program for MNTX, (ii) an increase of $1,146,000 in clinical trial expenses with $982,000 related to MNTX, $96,000 related to cancer programs, and $68,000 related to HIV and other programs, (iii) an increase of $875,000 in operating expenses, primarily occupancy costs, (iv) an increase of $1,306,000 in laboratory supplies, with $635,000 related to MNTX, $465,000 related to HIV programs, $105,000 related to GMK and $101,000 related to other non-clinical programs, (v) an increase of $468,000 in contract manufacturing primarily related to MNTX, (vi) an increase of $566,000 in consulting costs, primarily related to MNTX, (vii) an increase of $194,000 in license fees, offset in part by a decrease of $766,000 in contract manufacturing and subcontractors primarily related to PRO 140 and other HIV programs.

     General and administrative expenses increased to $5,853,000 for the six months ended June 30, 2004 from $3,927,000 for the six months ended June 30, 2003. The increase was principally due to (i) an increase of $893,000 in professional fees, primarily related to patent legal fees and fees to an outside consultant in connection with internal control audit readiness, (iii) an increase of $699,000 related to an increase in headcount, and (iii) an increase of $334,000 in operating expenses including rent, travel, supplies and general liability and directors and officer’s liability insurance, and consulting fees.

     Loss in joint venture decreased to $1,098,000 for the six months ended June 30, 2004 from $1,481,000 for the six months ended June 30, 2003. The decrease was due to a decrease in headcount assigned to the PSMA programs and the related cost of supplies. Additionally, the JV had clinical trial start-up costs, as well as certain contract manufacturing costs, in the 2003 period that were not incurred in the 2004 period.

     Depreciation and amortization expense increased to $700,000 for the six months ended June 30, 2004 from $613,000 for the six months ended June 30, 2003 as we purchased new capital equipment and incurred expenses for leasehold improvements to support our growth.

     Other income (expense):

     Interest income increased to $409,000 for the six months ended June 30, 2004 from $382,000 for the six months ended June 30, 2003 as cash available for investment in 2004 was greater than in 2003 but was subject to lower interest rates in 2004. The increase in cash available for investment resulted from a public offering of common stock we completed in the fourth quarter of 2003.

     During the second quarter of 2004, we recognized a loss of $31,000 on the sale of a marketable security.

     Our net loss for the six months ended June 30, 2004 was $21,101,000 compared to net loss of $13,946,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources

     We have funded our operations since inception primarily through public offerings of common stock, private placements of equity securities, payments received under collaboration agreements, funding under government research grants and contracts, interest on investments, a line of credit that was repaid and terminated and the proceeds from the exercise of outstanding options and warrants. In November 2003, we completed a public offering of 3.33 million shares of our common stock at a price $16.25 per share. Net proceeds to the Company after expenses were $49.8 million. We are using the proceeds from the offering for the funding of clinical trials of product candidates, expansion of our manufacturing facilities and research and development projects as well as for working capital and other general corporate purposes.

     At June 30, 2004, we had cash, cash equivalents and marketable securities totaling $48.9 million compared with $65.7 million at December 31, 2003. The net cash used in operations for the six months ended June 30, 2004 was $19.0 million compared with $12.4 million of net cash used in operations for the same period in 2003. The increase in net cash used in operations for the six months ended June 30, 2004 resulted primarily from higher net losses resulting from increased research and development activity in connection with MNTX partially offset by decreased contributions to the JV.

     The net cash used in investing activities for the six months ended June 30, 2004 was $4.6 million compared with $16.7 million of net cash provided by investing activities for the same period in 2003. The net cash used in investing activities for six months ended June 30, 2004 resulted primarily from the purchase of $14.0 million of marketable securities offset in part by the sale of $10.3 million of marketable securities, and the purchase of $0.9 million of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional research and development space. We expect to spend an additional $0.7 million in the second half of 2004 to construct a new manufacturing area in space located in our current facility. We expect such facility to be operational later this year.

     Net cash provided by financing activities for the six months ended June 30, 2004 was $3.8 million as compared with $1.0 million for the same period in 2003. The net cash provided by financing activities for both periods reflects the exercise of stock options under our employee stock option plans and the sale of common stock under our employee stock purchase plans.

     We are required to make capital contributions to fund 50% of the current and future spending on the PSMA projects under the terms of the JV. The level of commitment by Progenics and Cytogen to fund the JV is based on a budget to be approved annually by the Members. That budget is intended to be sufficient to fund planned research and development projects for the current year. The budget must also consider the ability of the Members to fund the JV. The Members have approved a budget for 2004 of approximately $9.1 million, of which each Member had contributed $950,000 through June 30, 2004. The Members have also approved a work plan for the year 2004 pursuant to which, among other things, the Members are engaged in a research and development program on behalf of the JV with the majority of the work to be performed by Progenics.

     For the six months ended June 30, 2004, we recognized approximately $1,143,000 of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV and the terms of a new services agreement, if any, or such other agreement of the Members with respect to research and development services to be performed.

     We currently have major research and development programs investigating symptom management and supportive care, human immunodeficiency virus-related diseases (“HIV”) and cancer, for which we own or have licensed technology and collaborated with other pharmaceutical and biotechnology companies as well as academic institutions. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. For the six months ended June 30, 2004, research and development costs incurred consisted of approximately (i) $9.8 million for MNTX, (ii) $4.5 million for HIV, (iii) $2.5 million for cancer programs, and (iv) $1.0 million for other programs.

     We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity.

     In September 2003, we were awarded a contract by the NIH. The contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Our scientists will be the principal investigators under the contract and will head the vaccine development effort. Existing academic collaborators of ours will head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3.8 million is earmarked under the contract to fund such subcontracts. Funding under this contract is subject to compliance with its terms, and the payment to us of an aggregate of $1.6 million in fees is subject to achievement of specified milestones.

     We believe that our existing capital resources together with revenue from currently approved government grants and contracts and revenue from the JV should be sufficient to fund operations at least through the third quarter of 2005. During the next 15 months, we expect to expend substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

     For periods beyond 15 months, we may seek additional financing to fund operations through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. We will require substantial funds to continue to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

     Our cash requirements may vary materially from those now planned because of results of research and development and product testing and other factors. We review the results of our pre-clinical and clinical development programs periodically, and based on these results and other considerations we make determinations regarding the allocation of resources to particular programs. This may result in periodic changes in priority regarding new and existing programs and the acceleration of some programs and delay or termination of others. For example, we expect to obtain results from our phase 2 clinical trial of our PRO 542 HIV therapeutic in the fourth quarter of 2004. We plan to review these results with the intent of making a decision regarding the on-going feasibility of this program. Changes in the focus and direction of our research and development programs can change materially our cash requirements. Our cash requirements may also vary because of changes in existing relationships with, or new relationships with, licensees, licensors or other collaborators, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors.

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

     The following table summarizes our contractual obligations as of June 30, 2004 for future operating lease payments, license and milestone payments for license and corporate collaboration agreements and our funding commitment to the JV for 2004:

	Payments Due by Period

	Total	Less than One year	1 to 3 years	4 to 5 years	Greater than 5 years

			(in millions)
Operating leases	$5.5	$1.7	$2.5	$1.3	$
License and collaboration agreements (1)	25.0	2.3	3.2	5.4		14.1
Funding commitment to the JV for 2004	3.2	3.2

(1)	Assumes attainment of milestones covered under each agreement. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table. Certain of these agreements require us to pay in 2004, 2005 and 2006 annual minimum royalties or maintenance fees in the aggregate amount of $165,000, which are not included in this table. This table also does not reflect the payment obligations of the JV.

Impact of Recently Issued Accounting Standards

     During March 2004, the Emerging Issues Task Force reached a final consensus on EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, (“EITF 03-6”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. If applicable, prior period earnings per share amounts will be restated to ensure comparability year over year. The Company has assessed the impact of this guidance and determined that its application has no material impact on the Company’s financial statements.

RISK FACTORS

     Our business and operations entail a variety of risks and uncertainties, including those described below.

Our product development programs are inherently risky.

     We are subject to the risks of failure inherent in the development of product candidates based on new technologies. These risks include, but are not limited to, the possibility that:

•	the technologies we use will not be effective;

•	our product candidates will be unsafe or otherwise fail to receive the necessary regulatory approvals;

•	our product candidates will be hard to manufacture on a large scale or will not be economical to market; or

•	we will not successfully overcome technological challenges presented by our products.

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

     We have several ongoing late-stage clinical trials. We have two ongoing pivotal phase 3 clinical trials for MNTX in patients with advanced medical illness. It is likely that we will need to successfully complete both of these trials in order to obtain approval of the FDA to market MNTX. We have also commenced a phase 2 clinical trial of MNTX in the post-operative ileus setting and plan to conduct additional clinical trials involving MNTX in patients who are taking opioids for chronic pain. If the results of any of these trials are not satisfactory, or if we encounter problems enrolling patients, clinical trial supply issues or other difficulties, our MNTX development program would be adversely affected, resulting in delays in commencing or completing clinical trials or in making our regulatory filing for marketing approval. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for and obtaining the regulatory approvals necessary to market MNTX. Since MNTX is our most clinically advanced product, a setback of this nature would have a material adverse effect on our business.

     We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK. ECOG’s decision was based on an early analysis of data which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha-interferon. As a result of the actions of ECOG, that trial did not complete patient dosing as contemplated by the initial trial protocol. We are continuing to follow-up with patients who were enrolled in that trial. However, we cannot predict how long this will take or what the results will show, and we do not expect to know the results much before the end 2004 or later. A second pivotal phase 3 trial for GMK was initiated in May 2001, and at present we do not expect to reach the full enrollment of 1,300 patients until mid-2005. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

     We expect to obtain results from our phase 2 clinical trial of our PRO 542 HIV therapeutic in the fourth quarter of 2004. We plan to review these results with the intent of making a decision regarding the on-going feasibility of this program.

     Additionally, if the results of our early stage studies with PRO 140 or our PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

Our clinical trials could take longer than we expect.

     Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in this report and in other public disclosures, the actual timing of these events can vary dramatically. We have experienced delays in our MNTX clinical development program as a result of slower than anticipated patient enrollment. These delays may continue, particularly in those of our MNTX clinical trials that are being conducted in the hospice setting, where historically there have been limited resources, infrastructure and experienced personnel available to conduct such studies. Delays can also be caused by, among other things, regulatory or patent issues, interim or final results of on-going clinical trials, scheduling conflicts with participating clinicians and clinical institutions and manufacturing problems. Clinical trials involving our product candidates may not commence or be completed as forecasted.

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

     To achieve the results we need to obtain regulatory approval, we or our collaborators must demonstrate a product’s safety and efficacy through extensive preclinical and clinical testing. Numerous events may arise during, or as a result of, the testing process, including the following:

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

     Many of our products other than MNTX and GMK are at an early stage of development. The successful commercialization of these early stage products will require significant further research, development, testing and regulatory approvals and additional investment. If we cannot advance these products beyond the early stages of product development or demonstrate as to any of our products clinical efficacy and safety, we will never commercialize a product. There are a number of technological challenges that we must overcome to complete most of our development efforts. Our products in the research or preclinical development stage may not yield results that would permit or justify clinical testing. Furthermore, products that advance to clinical testing may not yield satisfactory results or be commercialized.

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

One or more competitors developing an opioid antagonist may reach the market ahead of us and adversely affect the market potential for MNTX.

     We are aware that Adolor Corporation, in partnership with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing an opioid antagonist, EnteregTM (alvimopan), for postoperative ileus, which has completed phase 3 clinical trials, and for chronic opioid bowel dysfunction and acute opioid-induced bowel dysfunction, which are currently in phase 2 trials. Entereg is further along in the clinical development process than MNTX. Additionally, it has been reported that a European specialty pharmaceutical company is in early clinical development of an oral formulation of methylnaltrexone for use in opioid induced constipation. If either of these products reaches the market before our MNTX product, it could achieve a significant competitive advantage relative to our product. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

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

     Our level of commitment to fund the PSMA joint venture and that of our joint venture partner, Cytogen, is based upon an annual budget and work plan that is developed and approved by both parties. We have, in the past, experienced delays in reaching agreement with Cytogen regarding annual budget issues and strategic and operational matters relating to the joint venture. While we and Cytogen have an established process for reaching agreement on these matters, in the future we might not succeed in a timely fashion, which could result in delays in advancing our PSMA programs or, if we do not reach agreement at all could ultimately lead to the dissolution of the joint venture and perhaps abandonment of the PSMA programs being conducted by the joint venture. Currently, we have an approved budget and work plan for 2004, however, this does not commit either party to any level of funding beyond the current year. In the event that an annual budget is not approved beyond 2004, we and Cytogen are required to fund any remaining obligations upon dissolution of the joint venture in accordance with the LLC Agreement.

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

     If we do not remedy our current or likely failure to achieve milestones or satisfy certain conditions regarding some of our product candidates, we may not maintain our rights under our licenses relating to these product candidates.

     We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including filing for and obtaining product approvals and introducing products, to maintain our rights under our licenses, including our licenses from UR Labs, Inc. (relating to MNTX), Sloan-Kettering Institute for Cancer Research (relating to GMK) and Columbia University (relating to certain of our HIV therapeutics). We may not be able to maintain our rights under these licenses.

     We are required under our license agreement with UR Labs to file an NDA by December 31, 2004. We currently do not plan to file an NDA with respect to MNTX prior to the second half of 2005. Under our license agreement, UR Labs is required to discuss and agree in good faith appropriate revisions to milestone deadlines if, despite our reasonable diligent efforts to achieve a specified milestone, safety, regulatory or other issues prevent us from achieving the milestone by the specified date. We have not yet engaged UR Labs in discussions regarding a revised date for filing an NDA. We may become involved in a dispute with UR Labs with respect to our rights to establish a new deadline for achieving this milestone, and UR Labs may seek to terminate this license. Also, under our license agreements relating to GMK and our HIV product candidates, including PRO 542, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to have commenced commercialization of the drug by 2002 (for GMK) and to have filed for marketing approval by 2001 (for the HIV products). We have not achieved these and other milestones and are unlikely to achieve them soon. If we can establish that our failure to achieve these milestones was as a result of technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled under these license agreements to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license.

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

     We have incurred substantial losses since our inception. As of June 30, 2004 we had an accumulated deficit of approximately $98.4 million. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand development and clinical trial efforts.

     Our ability to achieve long-term profitability is dependent in part on obtaining regulatory approvals for products and entering into agreements for commercialization of our products. However, our operations may not be profitable even if any of our products under development are commercialized.

We are likely to need additional financing, but our access to capital funding is uncertain.

     Our current and anticipated development projects require substantial capital. We are likely to need substantial additional funds to conduct product development activities. We believe our existing capital resources, together with revenue from currently approved government grants and contracts and revenue from the services we perform for our JV with Cytogen, should be sufficient to fund our operations at least through the third quarter of 2005. We cannot predict with any certainty when we will need additional funds or how much we will need. Our need for future funding will depend on numerous factors, many of which are outside our control.

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

     We have entered into arrangements with third parties for the manufacture of some of our products. Our third-party sourcing strategy may not result in a cost-effective means for manufacturing products. In employing third-party manufacturers, we will not control many aspects of the manufacturing process, including their compliance with the FDA’s current Good Manufacturing Practices and other regulatory requirements. We may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs.

Manufacturing PRO 542 in amounts sufficient to support large-scale clinical trials has proven particularly difficult, which could delay clinical development.

     PRO 542 is a recombinant protein, which generally involves more complex production methods than small-molecule drugs. We are pursuing alternative, potentially redundant manufacturing strategies, including expanding our internal manufacturing through mammalian cell-line fermentation, a standard recombinant manufacturing process, and more sophisticated methods, such as transgenics. Nevertheless, manufacturing PRO 542 is challenging, and these challenges could increase the cost of production, delay product development or commercialization or otherwise adversely impact our ability to commercialize PRO 542, should we choose to pursue this program.

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

     Our success is dependent in part on obtaining, maintaining and enforcing patent and other proprietary rights. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed, or the degree of protection afforded, under patents in this area. Accordingly, the patent applications owned by or licensed to us may not result in patents being issued. We are aware of other groups that have claimed discoveries similar to those covered by our patent applications. We do not expect to know for several years the relative strength of our patent position as compared to these other groups. Furthermore, patents that we own or license may not enable us to preclude others that are developing competing drugs from commercializing their drugs, and consequently may not provide us with any meaningful competitive advantage.

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

     We also rely on unpatented technology, trade secrets and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to our technology or disclose our technology, and we may be unable to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. However, these agreements may not provide effective protection in the event of unauthorized use or disclosure of confidential information.

If we infringe third-party patents, we may need to alter or terminate a product development program.

     There may be patent rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products infringe patent rights of others, they could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any patent that we infringe may not be available on acceptable terms or at all. We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating methylnaltrexone and other peripheral opioid antagonists, PSMA or related compounds and CCR5 monoclonal antibodies that have patents or patent applications in those areas. While the validity and applicability to our programs of these patent rights are uncertain, if asserted against us, these rights could adversely affect our ability to commercialize some of our products.

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

We are dependent on third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

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

     We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Paul J. Maddon, our Chairman, Chief Executive Officer and Chief Science Officer, or Mr. Ronald J. Prentki, our President, could cause our management and operations to suffer. We have an employment agreement with Dr. Maddon, the initial term of which runs through June 30, 2005, subject to an automatic renewal for an additional period of two years unless either party provides ninety days prior notice of non-renewal. We also have an employment agreement with Mr. Prentki, the initial term of which expired in March 2004, subject to automatic annual extensions unless either party provides six months prior notice of termination. Neither we, nor Mr. Prentki, provided such notice, and we are currently negotiating a new employment agreement with him. Employment agreements do not, however, assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

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

     A substantial portion of our revenues to date has been derived from federal government grants and research contracts. In addition to previous years’ awards, in 2003 we were awarded, in the aggregate, approximately $35.1 million in NIH grants and research contracts. We cannot rely on grants or additional contracts as a continuing source of funds. Moreover, funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. For example, the $28.6 million contract awarded to us by the NIH in September 2003 must be used by us in furtherance of our efforts to develop an HIV vaccine. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing grants or contracts may be less than those received to date.

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

     Our business exposes us to product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability exposure. If a product liability claim is successfully brought against us, our financial position may be adversely affected.

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

     Our stock price has a history of significant volatility. Between January 1, 2001 and June 30, 2004, our stock price has ranged from $28.56 to $3.82 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

•	the results of preclinical studies and clinical trials involving our products or those of our competitors;

•	changes in the status of any of our drug development programs, including delays in clinical trials or program terminations;

•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

•	developments in our relationships with collaborative partners;

•	developments in patent or other proprietary rights;

•	governmental regulation;

•	changes in reimbursement policies or health care legislation;

•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

•	our ability to fund on-going operations;

•	fluctuations in our operating results; and

•	general market conditions.

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

     Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 28% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, and corporate notes. Our investments totaled $45.1 million at June 30, 2004. Approximately $21.1 million of these investments had fixed interest rates, and $24.0 million had interest rates that were variable.

     Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2004 market interest rates would result in a decrease of approximately $141,000 in the market values of these investments.

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

PART II – OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

On April 1, 2004, the Company issued 362,816 shares of its common stock to employees in transactions that were not registered under the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 25, 2004. The matters voted upon at the meeting were (i) the election of eight directors of the Company and (ii) the ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2004. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

Nominee:	Votes For:	Votes Against:	Withheld:	Abstentions Broker Non Votes:

Paul J. Maddon, M.D., Ph.D.	14,663,102	0	876,601	0
Ronald J. Prentki	14,385,590	0	1,156,113	0
Charles A. Baker	15,152,567	0	387,136	0
Kurt W. Briner	13,923,422	0	1,616,281	0
Mark F. Dalton	15,223,986	0	315,717	0
Stephen P. Goff, Ph.D.	14,004,184	0	1,535,519	0
Paul F. Jacobson	15,152,962	0	386,741	0
David A. Scheinberg, M.D., Ph.D.	14,385,115	0	1,154,588	0

As to the ratification of the Board of Director’s selection of PricewaterhouseCoopers LLP to serve as the Company’s independent auditors for the fiscal year ending December 31, 2004, the matter was approved with 15,283,280 votes in favor, 253,723 votes against, 2,700 abstentions and no broker non-votes.

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

     A Form 8-K was furnished on May 4, 2004 that incorporated by reference the registrant’s press release announcing the initiation of a phase 1 clinical trial of the its investigational drug PRO 140.

     A Form 8-K was furnished on May 24, 2004 that incorporated by reference the registrant’s press release announcing its results of operations for the quarter ended March 31, 2004.

     A Form 8-K was furnished on May 26, 2004 that incorporated by reference the registrant’s press release announcing the completion of two phase 1 clinical trials of oral formulations of its investigational drug methylnaltrexone.

     A Form 8-K was furnished on May 26, 2004 that incorporated by reference the registrant’s press release announcing the reelection of all eight current member of the Board of Directors to serve for an additional one-year term and at the Annual Meeting of Stockholders, PricewaterhouseCoopers LLP was ratified to continue to serve as the Company’s independent auditor for another year. In addition, the Company announced the departure of Philip K. Yachmetz, Vice President and General Counsel.

     A Form 8-K was furnished on May 27, 2004 that incorporated by reference the registrant’s press release announcing that it has filed a Form S-3 shelf registration statement with the Securities and Exchange Commission.

     A Form 8-K was furnished on June 7, 2004 that incorporated by reference the registrant’s press release announcing a schedule of events relating to prostate-specific membrane antigen immunotherapies at the 40th Annual Meeting of the American Society of Clinical Oncology.

     The information “furnished” on Form 8-K shall not be deemed to be “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

Date: August 9, 2004	By: /s/ Robert A. McKinney
Robert A. McKinney Vice President, Finance and Operations (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)