Form 10-Q
period 2004-09-30
PROGENICS PHARMACEUTICALS INC
filed 2004-11-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 5, 2004 there were 17,226,685 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS
AT SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
(Unaudited)

	September 30,	December 31,
	2004	2003

ASSETS:
Current assets:
Cash and cash equivalents	$20,595,921	$47,737,467
Marketable securities	10,128,047	11,383,535
Accounts receivable	1,470,905	790,792
Other current assets	1,437,846	1,469,041

Total current assets	33,632,719	61,380,835

Marketable securities	9,896,644	6,541,730
Fixed assets, at cost, net of accumulated depreciation and amortization	4,245,776	3,890,991
Investment in joint venture	334,918	541,078
Restricted cash	534,323	531,570

Total assets	$48,644,380	$72,886,204

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$7,653,271	$5,044,459
Amount due to joint venture		108,687

Total current liabilities	7,653,271	5,153,146
Deferred lease liability	44,227	50,364

Total liabilities	7,697,498	5,203,510

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$.001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock—$.0013 par value, 40,000,000 shares authorized; issued and outstanding—17,199,177 in 2004 and 16,640,866 in 2003	22,359	21,633

Additional paid-in capital	152,611,870	144,940,151
Unearned compensation	(2,593,058)
Accumulated deficit	(109,029,999)	(77,293,367)
Accumulated other comprehensive (loss) income	(64,290)	14,277

Total stockholders’ equity	40,946,882	67,682,694

Total liabilities and stockholders’ equity	$48,644,380	$72,886,204

The accompanying notes are an integral part of these condensed financial statements.

Back to Index

     PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2004	2003	2004	2003

Revenues:
Contract research and development from joint venture	$46,301	$828,375	$1,189,731	$2,730,988
Research grants and contracts	2,313,331	1,065,249	5,043,101	3,230,782
Product sales	1,858	10,055	51,472	96,946

Total revenues	2,361,490	1,903,679	6,284,304	6,058,716

Expenses:
Research and development	9,195,152	6,197,426	26,944,640	18,169,356
General and administrative	3,415,013	2,095,259	9,268,195	6,022,708
Loss in joint venture	263,528	714,871	1,361,713	2,680,471
Depreciation and amortization	315,682	342,051	1,015,592	955,526

Total expenses	13,189,375	9,349,607	38,590,140	27,828,061

Operating loss	(10,827,885)	(7,445,928)	(32,305,836)	(21,769,345)

Other income (expense):
Interest income	191,930	123,581	600,672	505,772
Interest expense				(4,520)
Loss on sale of marketable securities			(31,468)

Total other income	191,930	123,581	569,204	501,252

Net loss	$(10,635,955)	$(7,322,347)	$(31,736,632)	$(21,268,093)

Net loss per share – basic and diluted	$(0.63)	$(0.56)	$(1.88)	$(1.65)

The accompanying notes are an integral part of these condensed financial statements.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	UNEARNED COMPENSATION	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS)	TOTAL STOCKHOLDERS’ EQUITY	COMPREHENSIVE LOSS

	Shares	Amount

Balance at December 31, 2003	16,640,866	$21,633	$144,940,151		($77,293,367)	$14,277	$67,682,694

Issuance of Restricted Stock	167,750	218	2,826,370	($2,826,588)

Amortization of unearned compensation				233,530			233,530

Issuance of compensatory stock options			317,693				317,693

Sale of Common Stock under employee stock purchase plans and exercise of stock options	390,561	508	4,527,656				4,528,164

Net loss					(31,736,632)		(31,736,632)	($31,736,632)

Change in unrealized gain (loss) on marketable securities						(78,567)	(78,567)	(78,567)

Balance at September 30, 2004	17,199,177	$22,359	$152,611,870	($2,593,058)	($109,029,999)	($64,290)	$40,946,882	($31,815,199)

The accompanying notes are an integral part of these condensed financial statements.

Back to Index

     PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(31,736,632)	$(21,268,093)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,015,592	955,526
Loss on disposal of fixed assets	42,211
Loss on sale of marketable securities	31,468
Amortization of discounts, net of premiums, on marketable securities	522,055	515,287
Amortization of unearned compensation	233,530
Loss in joint venture	1,361,713	1,992,028
Adjustment to loss in joint venture	794,447	688,443
Issuance of compensatory stock options	317,693	186,715
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(680,113)	130,958
Decrease in other assets	31,195	635,473
Increase in investment in joint venture	(1,950,000)	(3,050,000)
Increase (decrease) in accounts payable and accrued liabilities	2,510,429	(468,362)
Decrease in deferred lease liability	(6,137)	(21,379)

Total adjustments	4,224,083	1,564,689

Net cash used in operating activities	(27,512,549)	(19,703,404)

Cash flows from investing activities:
Capital expenditures	(1,422,892)	(925,025)
Increase in restricted cash	(2,753)	(399,891)
Sales of marketable securities	13,370,199	24,374,000
Purchase of marketable securities	(16,101,715)	(2,951,695)

Net cash (used in) provided by investing activities	(4,157,161)	20,097,389

Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	4,528,164	1,961,055
Increase in deferred offering costs		(252,807)

Net cash provided by financing activities	4,528,164	1,708,248

Net (decrease) increase in cash and cash equivalents	(27,141,546)	2,102,233

Cash and cash equivalents at beginning of period	47,737,467	9,446,982

Cash and cash equivalents at end of period	$20,595,921	$11,549,215

Supplemental disclosure of noncash items:
Deferred stock offering costs in accrued expenses:	$—	$222,193
Issuance of restricted stock	$2,826,588	$—

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

The Company believes that its existing capital resources, together with revenue from currently approved government grants and contracts and revenue from its services provided to PSMA Development Company LLC (the “JV”) (a related party), the Company’s joint venture with Cytogen Corporation, should be sufficient to fund operations for at least the next 15 months. There could be changes that would consume the Company’s assets before such time. The Company will require substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. In addition, the Company’s cash requirements may vary materially from those now planned, because of results of research and development and product testing, changes in existing relationships with, or new relationships with, licensees, licensors or other collaborators, changes in the focus and direction of the Company’s research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors. Other than currently approved grants and research contracts and contract research and development revenue from the JV, the Company has no committed external sources of capital and expects no significant product revenues for at least the next two years due to the time expected to be required to bring the Company’s products to the commercial marketing stage. For periods beyond 15 months, we may seek additional financing to fund operations through future offerings of equity or debt securities or agreements with corporate collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We cannot assure you, however, that we will be able to obtain additional funds on acceptable terms, if at all. We will require substantial funds to continue to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements.

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

2.	Summary of Significant Accounting Policies

Revenue Recognition

Payments received from the JV for contract research and development are recognized as revenue as the related services are performed by the Company (see Note 7).

The Company has been awarded government research grants and contracts from the National Institutes of Health (the “NIH”), an agency of the Department of Health and Human Services. The NIH grants and contracts are used to subsidize the Company’s research projects described below. NIH grant revenue is recognized on a pro-rata basis as subsidized project costs are incurred. Such method approximates the straight-line basis over the lives of the projects. The NIH contract reimburses the Company for costs associated with the preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. See Note 9 for additional information regarding the NIH contract.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

The Company has derived all of its product revenue from the sale of research reagents. Product sales revenue is recognized at the time reagents are shipped. The reagents are products of the Company’s research and development efforts. The Company maintains no inventory of reagents.

Interest income is recognized as earned.

For the three and nine months ended September 30, 2004 and 2003, the Company’s research grant and contract revenue and contract research and development revenue came from the NIH and the JV, respectively.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the cost of manufacturing drug for use in research and in preclinical development. All costs associated with research and development are expensed as incurred.

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

3.	Equity and Stock-Based Employee Compensation

The accompanying statements of financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Under APB No. 25, compensation expense is generally not recognized in connection with the awarding of stock option grants to employees, provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock as of the grant date is equal to or less than the option exercise price. Unearned compensation for restriced stock awards granted is recorded on the date of the grant based on the intrinsic value of such awards. Such unearned compensation recorded is expensed using a straightline method as the related restrictions on such stock lapse.

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an amendment of SFAS 123” (SFAS No. 148), pro forma operating results have been determined as if the Company had prepared its financial statements in accordance with the fair-value-based method of accounting. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value-based method of accounting to compute compensation expense for all stock based awards. Since option grants and restricted stock vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

		Three Months Ended September 30,		Nine Months Ended September 30,

		2004	2003	2004	2003

Net loss, as reported		$(10,635,955)	$(7,322,347)	$(31,736,632)	$(21,268,093)
Add:	Stock-based employee
	compensation expense
	included in reported net loss	233,530	69,863	233,530	69,863
Deduct:	Total stock-based employee
	compensation expense
	determined under fair value-
	based method for all awards	(1,940,819)	(4,273,700)	(6,087,372)	(8,447,406)

Pro forma net loss		$(12,343,244)	$(11,526,184)	$(37,590,474)	$(29,645,636)

Net loss per share amounts, basic and diluted:
	As reported	$(0.63)	$(0.56)	$(1.88)	$(1.65)
	Pro forma	$(0.73)	$(0.88)	$(2.23)	$(2.30)

For the purpose of the above pro forma calculation, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 92% in 2004 and 75% in 2003, expected lives of five years, zero dividend yield, and weighted-average risk-free interest rate of 3.41% in 2004 and 2.48% in 2003.

The fair value of options granted to non-employees for goods or services is expensed as the goods are utilized or the services performed.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2004 and December 31, 2003 consist of the following:

	September 30,	December 31,
	2004	2003

Accounts payable	$1,817,611	$1,300,104
Accrued consulting and clinical trial costs	3,823,851	2,883,366
Accrued payroll and related costs	1,197,063	700,963
Professional fees payable	796,164	133,526
Other	18,582	26,500

	$7,653,271	$5,044,459

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

5.	Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and nine months ended September 30, 2004 and 2003, the Company reported net losses and, therefore, no potentially dilutive securities were included in the computation of diluted per share amounts.

	Net Loss	Shares	Per Share
	(Numerator)	(Denominator)	Amount

2004:
Three months ended September 30, 2004:
Basic and Diluted:	$ (10,635,955)	16,972,735	$ (0.63)

Nine months ended September 30, 2004:
Basic and Diluted:	$ (31,736,632)	16,859,153	$ (1.88)

2003:
Three months ended September 30, 2003:
Basic and Diluted:	$ (7,322,347)	13,079,251	$ (0.56)

Nine months ended September 30, 2003:
Basic and Diluted:	$ (21,268,093)	12,894,258	$ (1.65)

Restricted shares granted to the Company's employees and board members have not been included in the number of shares used for the purpose of calculating basic net loss per share, as such restrictions had not lapsed as of September 30, 2004.

Securities which have been excluded from the diluted per share amounts because their effect would have been antidilutive include the following:

	Three Months Ended September 30,

	2004		2003

		Wtd. Avg.		Wtd. Avg.
	Wtd. Avg.	Exercise	Wtd. Avg.	Exercise
	Number	Price	Number	Price

Stock Options	4,965,414	$10.35	5,029,548	$9.91
Restricted Stock	167,750

	Nine Months Ended September 30,

	2004		2003

		Wtd. Avg.		Wtd. Avg.
	Wtd. Avg.	Exercise	Wtd. Avg.	Exercise
	Number	Price	Number	Price

Stock Options	4,997,494	$10.31	4,834,866	$9.32
Restricted Stock	55,917

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

6.	Restricted Stock

On July 1, 2004, the Company granted to its employees and board members 167,750 shares of restricted stock whose restrictions generally lapse over four years. The market value of such shares on the date of issuance was $2,826,588 which is recognized on the interim Condensed Statement of Stockholders’ Equity and Comprehensive Loss for the Nine Months Ended September 30, 2004. The Company will recognize compensation expense as the restrictions lapse.

7.	PSMA Development Company LLC

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

The Company is engaged in a research program on behalf of the JV. In January 2004, the Members approved an annual budget and work plan in order to provide funding for 2004. The Services Agreement referred to above expired effective January 31, 2004, and the Members have not yet agreed upon the terms of a replacement services agreement, if any. In the interim, the Members have agreed that they will continue to perform research and development in accordance with the approved annual budget and work plan for 2004. The Members have agreed upon a budget for 2004 but will need to agree on a budget for periods after 2004. Due to the absence of such a budget, the Company has no current commitment to fund the JV beyond 2004.

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

Amounts received from the JV as reimbursement of research and development costs in excess of the initial $3.0 million (see above) are recognized as contract research and development revenue. For the three months ended September 30, 2004 and 2003, the Company recognized approximately $46,000 and $828,000 of such revenue, respectively. For the nine months ended September 30, 2004 and 2003, the Company recognized approximately $1,190,000 and $2,731,000 of such revenue, respectively. According to the joint venture agreement, and in consideration of the Company’s initial incremental capital contribution and recognition of $3.0 million of joint venture research expenditures, the Company may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies and retain amounts received not to exceed $3.0 million. During the three months ended September 30, 2004 and 2003, the Company recognized $541,000 and $204,000, respectively, from five such government grants, which is included in research grant revenue in the accompanying financial statements. During the nine months ended September 30, 2004 and 2003, the Company recognized $794,000 and $688,000, respectively, from such government grants. Through September 30, 2004, the Company had recognized approximately $1,722,000 of such revenue. Proceeds received from the joint venture for research activities for which the Company has also received such corresponding grant revenue is reflected in the accompanying financial statements as an adjustment to joint venture losses and contract revenue from the joint venture. Contract research and development revenue recognized by the Company related to services provided to the JV may vary in the future due to potential future funding limitations on the part of the Members, the extent to which the JV continues to rely on the Company to perform research and development and the terms of a new services agreement or other form of agreement, if any, between the Members with respect to such services. All inventions made by the Company in connection with its services provided to the JV are required to be assigned to the JV for its use and benefit.

The License Agreement terminates upon the last to expire of the patents granted by the Members to the JV or upon breach by either party, which is not cured within 60 days of written notice. The LLC Agreement expires upon dissolution of the JV in accordance with its terms.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Balance Sheet Data:	September 30, 2004	December 31, 2003

Cash	$1,170,976	$1,172,705
Accounts receivable from Progenics		108,687
Prepaid expenses	21,658

Total assets	$1,192,634	$1,281,392

Accounts payable and accrued expenses	$522,796	$199,233

Total liabilities	522,796	199,233
Stockholders’ equity	669,838	1,082,159

Total liabilities and stockholders’ equity	$1,192,634	$1,281,392

Statement of Operations Data:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Total revenue	$922	$787	$6,001	$1,692
Total expenses (1)	1,610,522	1,430,529	4,318,322	5,362,633

Net loss	$(1,609,600)	$(1,429,742)	$(4,312,321)	$(5,360,941)

(1)	Includes research and development services performed by the Company during the three and nine months ended September 30, 2004 and 2003.

8.	Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. For the three and nine months ended September 30, 2004 and 2003, the components of comprehensive loss are:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003

Net loss	$(10,635,955)	$(7,322,347)	$(31,736,632)	$(21,268,093)
Change in net unrealized loss on marketable securities	64,546	(29,297)	(78,567)	(87,317)

Comprehensive loss	$(10,571,409)	$(7,351,644)	$(31,815,199)	$(21,355,410)

9.	NIH Contract

In September 2003, the Company was awarded a contract by the NIH to develop an HIV vaccine. The contract provides for up to $28.6 million in funding to the Company over five years. The Company’s scientists will be the principal investigators under the contract and will head the vaccine development effort. Existing academic collaborators of the Company will head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3.8 million is earmarked under the NIH contract to fund such subcontracts. Funding under this contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to the achievement of specified milestones. The Company anticipates that these funds will be used principally in connection with its ProVax HIV vaccine program. The Company recognized revenue from this contract of $627,000 and $1,487,000 during the three and nine months ended September 30, 2004, respectively.

10.	Reclassification

Certain reclassifications have been made to the financial statements for 2003 to conform with the current year’s presentation. Revenue amounts for the three and nine months ended September 2003, as presented in the accompanying financial statements of operations, have been adjusted to reflect a reclassification of certain proceeds received from the JV as a reduction of joint venture loss and as a reduction in contract research and development revenue from the JV. The Company believes that, pursuant to a provision in the joint venture agreement, such classification more appropriately reflects the nature of payments received by the Company. This reclassification had no impact on the Company’s net loss, net loss per share or financial position. See Note 7 for additional information regarding the JV.

Back to Index

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS – (Continued)

11.	Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites, and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless, and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2004.

12.	Impact of Recently Issued Accounting Standards

During March 2004, the Emerging Issues Task Force reached a final consensus on EITF 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share” (EITF 03-6). EITF 03-06 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. If applicable, prior period earnings per share amounts will be restated to ensure comparability year over year. The Company has assessed the impact of this guidance and determined that its application has no impact on the Company’s financial statements.

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

Overview

We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. We commenced principal operations in late 1988, and since that time have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. In order to commercialize the principal products that we have under development, we will need to address a number of technological and clinical challenges and comply with comprehensive regulatory requirements. Accordingly, we cannot predict the amount of funds that we will require, or the length of time that will pass, before we receive significant revenues from sales of any of our products. We may never achieve significant product sales.

To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through September 30, 2004 have been payments received under our current and former collaboration agreements and from PSMA Development Company LLC, our joint venture with Cytogen Corporation (the “joint venture” or “JV”), research grants and contracts related to our cancer and HIV programs and interest income.

Our most advanced product candidate and likeliest source of product revenue is methylnaltrexone (“MNTX”). We are conducting a broad clinical development program for MNTX in several settings involving symptom management and supportive care. It is likely that we will need to complete successfully both of our two on-going phase 3 clinical trials of MNTX, in which we are evaluating MNTX as a treatment for the relief of opioid-induced constipation in patients with advanced medical illness, in order to obtain regulatory approval to market MNTX. We currently anticipate that we will complete patient enrollment in the first of these trials, which we call the 301 trial, in the fourth quarter of 2004, and that we will complete patient enrollment in the second, or 302 trial, in mid-year 2005. Assuming we accomplish these objectives and the data are positive, we should be able to file with the US Food and Drug Administration (“FDA”) a New Drug Application (“NDA”) for marketing approval for MNTX for relief of opioid-induced constipation in patients with advanced medical illness in the second half of 2005. We expect that it would take at least six months for the FDA to act on our application, even assuming we are able to obtain priority review status, which we intend to seek.

We are also evaluating MNTX as a treatment for post-operative ileus, a serious paralysis of the gastrointestinal tract. We are pursing this indication to expand the revenue potential for MNTX. We are conducting a Phase 2 clinical trial of MNTX in this patient population. We completed enrollment for the trial, which we call the 203 trial, in the fourth quarter of 2004. We are also developing oral MNTX for the treatment of constipation in patients receiving opioids for chronic pain and have completed Phase 1 clinical trials in healthy volunteers. We are preparing to commence in the coming months a Phase 2 clinical trial of MNTX for this indication.

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

Back to Index

To date, a majority of our expenditures have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings for related regulatory approvals. With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at September 30, 2004, an accumulated deficit of approximately $109.0 million. We will require additional funds to complete the development of our products, to fund the cost of clinical trials and to fund operating losses, which we expect to continue for the foreseeable future. We do not expect our products under development to be commercialized in the near future.

We have a 50% interest in the joint venture. We were required to fund the first $3.0 million of the joint venture’s research and development costs. During the fourth quarter of 2001, we surpassed the $3.0 million threshold, at which time we began recognizing revenue for services and costs being provided to and paid by the joint venture. The level of future revenues from the joint venture will depend upon the extent of research and development services requested by the joint venture and the future financial position of the joint venture.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

Revenues:

Revenues from contract research and development from joint venture decreased to $46,000 for the three months ended September 30, 2004 from $828,000 for the three months ended September 30, 2003. These amounts represent revenues recognized for research and development services performed for the JV. The decrease is due to an increase in grant revenue recognized by the Company from awards related to research and development services performed for the JV, which effectively reduces contract research and development from joint venture (as described below), and fewer headcount assigned to the JV projects in 2004. According to the joint venture agreement, and in consideration of our initial incremental capital contribution of $3.0 million of joint venture research expenses, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies, and retain amounts received not to exceed $3.0 million. For the three months ended September 30, 2004 and 2003, we had recognized approximately $541,000 and $204,000, respectively, of revenue from such government grants which is included in research grants revenue in our accompanying financial statements. Through September 30, 2004, we had recognized approximately $1,722,000 of revenue from such government grants. Proceeds received from the JV for research activities for which we have also received corresponding grant revenue is reflected in the accompanying financial statements as an adjustment to joint venture losses and contract revenue from joint venture.

Based on the 2004 budget, we expect to receive an additional $597,000 of revenue for services provided to the JV in the fourth quarter of 2004. The amount of revenue recognized will be reduced by any additional grant funding received for the balance of 2004. The amount of such grant funding is expected to be approximately $581,000. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV and the future financial position of the JV.

Revenues from research grants and contracts increased to $2,313,000 for the three months ended September 30, 2004 from $1,065,000 for the three months ended September 30, 2003. The increase resulted from the funding of a greater number of grants during 2004 and the inclusion of a significant contract awarded in September 2003 by the National Institutes of Health, an agency of the Department of Health and Human Services (the “NIH”).

Revenues from product sales decreased to $2,000 for the three months ended September 30, 2004 from $10,000 for the three months ended September 30, 2003. We received a fewer number of orders for research reagents during the 2004 period.

Back to Index

Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, patent costs, and product manufacturing costs. Research and development expenses increased to $9,195,000 for the three months ended September 30, 2004 from $6,197,000 for the three months ended September 30, 2003. During the three months ended September 30, 2004, such expenses included approximately $2,937,000 of salaries and benefits, $2,820,000 to clinical research organizations, $1,016,000 in lab supplies, $1,209,000 for contract manufacturing and subcontractors, $890,000 for operating expenses and travel, and $323,000 for consultants. The increase from 2003 to 2004 was principally due to (i) an increase of $903,000 related to increased headcount in 2004 in the research and development, manufacturing and medical departments, primarily related to our development program for MNTX, (ii) an increase of $1,625,000 in clinical trial expenses related to MNTX, and $19,000 related to HIV as the number of patients enrolled in the trials has increased, (iii) an increase of $369,000 in operating expenses, primarily rent, (iv) an increase of $357,000 in laboratory supplies related to GMK and other programs, (v) an increase of $106,000 in consulting costs related to MNTX and $32,000 in consulting costs related to GMK and (vi) an increase in contract manufacturing and subcontractors of $1,010,000 related to MNTX, offset in part by (i) a decrease of $98,000 in product liability insurance, (ii) a decrease of $351,000 in contract manufacturing and subcontractors with $150,000 related to HIV, primarily PRO 140, and $201,000 related to other non-clinical programs, (iii) a decrease of $696,000 in other lab supplies, (iv) a decrease of $133,000 in clinical trial expenses related to GMK, (v) a decrease of $50,000 in license fees and (vi) a decrease in consulting costs of $95,000 for other non clinical programs. We expect to incur significant increases in research and development costs related to MNTX as the clinical programs expand and progress. Spending in other programs, net of funding from government grants and contracts, is expected to remain relatively stable. If we expand, delay or terminate programs, these expectations may change.

Our general and administrative expenses include executive and administrative personnel, professional fees, office rent and supplies. General and administrative expenses increased to $3,415,000 for the three months ended September 30, 2004 from $2,095,000 for the three months ended September 30, 2003. The increase was principally due to (i) an increase of $699,000 in professional fees, primarily related to patent legal fees and fees to outside consultants in connection with internal control audit readiness, (ii) an increase of $223,000 related to an increase in headcount, and (iii) an increase of $398,000 in operating expenses including rent, travel, supplies, general liability and directors and officer’s liability insurance, consulting fees and taxes.

Loss in joint venture represents our share of the loss under the terms of the JV. Loss in joint venture decreased to $264,000 for the three months ended September 30, 2004 from $715,000 for the three months ended September 30, 2003. The decrease was due to an increase in grant revenue recognized by the Company from awards related to research and development services performed for the JV and a decrease in headcount assigned to the PSMA programs and the related cost of supplies. Additionally, the JV had clinical trial start-up costs, as well as certain contract manufacturing costs, in the 2003 period that were not incurred in the 2004 period. The level of future losses from the JV will be dependent upon the extent of research and development costs expended by the JV, the future financial position of the JV and the extension, if any, and terms of an amended services agreement or of a new services agreement with the JV. The level of commitment by Cytogen and us to fund the JV is based on an annual budget that is approved by the members of the JV. The Members have agreed upon a budget for 2004 but will need to agree on such a budget for periods after 2004.

Depreciation and amortization expense decreased slightly to $316,000 for the three months ended September 30, 2004 from $342,000 for the three months ended September 30, 2003.

Other income (expense):

Interest income increased to $192,000 for the three months ended September 30, 2004 from $124,000 for the three months ended September 30, 2003 as cash available for investment in 2004 was greater than in 2003 but was subject to lower interest rates in 2004. The increase in cash available for investment resulted from a public offering of common stock we completed in the fourth quarter of 2003.

Our net loss for the three months ended September 30, 2004 was $10,636,000 compared to net loss of $7,322,000 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 and 2003

Revenues from contract research and development from joint venture decreased to $1,190,000 for the nine months ended September 30, 2004 from $2,731,000 for the nine months ended September 30, 2003. The decrease is due to an increase in grant revenue recognized by the Company from awards related to research and development services performed for the JV and fewer headcount assigned to the JV projects in 2004. For the nine months ended September 30, 2004 and 2003, we had recognized approximately $794,000 and $688,000, respectively, of revenue from government grants related to PSMA technologies which is included in research grants revenue in our accompanying financial statements.

Back to Index

Revenues from research grants and contracts increased to $5,043,000 for the nine months ended September 30, 2004 from $3,231,000 for the nine months ended September 30, 2003. The increase resulted from the funding of a greater number of grants and contracts during 2004, including a significant NIH contract awarded in September 2003.

Revenues from product sales decreased to $51,000 for the nine months ended September 30, 2004 from $97,000 for the nine months ended September 30, 2003. We received fewer orders for research reagents during the first nine months of 2004.

Expenses:

Research and development expenses increased to $26,945,000 for the nine months ended September 30, 2004 from $18,169,000 for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, such expenses included approximately $9,056,000 of salaries and benefits, $5,799,000 in lab supplies, $5,719,000 to clinical research organizations, $2,171,000 for contract manufacturing and subcontractors, $2,628,000 for operating expenses and travel, $1,212,000 for consultants and $360,000 in license fees. The increase from 2003 to 2004 was principally due to (i) an increase of $2,891,000 related to increased headcount in 2004 in the research and development, manufacturing and medical departments, primarily related to our development program for MNTX, (ii) an increase in clinical trial expenses of $2,607,000 related to MNTX, (iii) an increase of $1,237,000 in operating expenses, primarily occupancy costs, office supplies and travel, (iv) an increase of $967,000 in laboratory supplies, with $34,000 related to MNTX, $370,000 related to HIV programs, $270,000 related to GMK and $293,000 related to other non-clinical programs, (v) an increase of $1,478,000 in contract manufacturing primarily related to MNTX, and $33,000 related to GMK, (vi) an increase of $808,000 in consulting costs, $694,000 related to MNTX and $114,000 related to GMK and (vii) an increase of $145,000 in license fees, offset in part by (i) a decrease of $1,151,000 in contract manufacturing and subcontractors primarily related to HIV programs, (ii) a decrease of $191,000 in other consulting costs and (iii) a decrease of $49,000 in GMK and other clinical trial expenses.

General and administrative expenses increased to $9,268,000 for the nine months ended September 30, 2004 from $6,023,000 for the nine months ended September 30, 2003. The increase was principally due to (i) an increase of $1,593,000 in professional fees, primarily related to patent legal fees and fees to an outside consultant in connection with internal control audit readiness, (iii) an increase of $921,000 related to an increase in headcount and (iii) an increase of $731,000 in operating expenses including rent, travel, supplies, liability insurance and consulting fees.

Loss in joint venture decreased to $1,362,000 for the nine months ended September 30, 2004 from $2,680,000 for the nine months ended September 30, 2003. The decrease was due to an increase in grant revenue recognized by the Company from awards related to research and development services performed for the JV and a decrease in headcount assigned to the PSMA programs and the related cost of supplies. Additionally, the JV had clinical trial start-up costs, as well as certain contract manufacturing costs, in the 2003 period that were not incurred in the 2004 period.

Depreciation and amortization expense increased slightly to $1,016,000 for the nine months ended September 30, 2004 from $956,000 for the nine months ended September 30, 2003.

Other income (expense):

Interest income increased to $601,000 for the nine months ended September 30, 2004 from $506,000 for the nine months ended September 30, 2003 as cash available for investment in 2004 was greater than in 2003 but was subject to lower interest rates in 2004. The increase in cash available for investment resulted from a public offering of common stock we completed in the fourth quarter of 2003.

During the second quarter of 2004, we recognized a loss of $31,000 on the sale of a marketable security.

Our net loss for the nine months ended September 30, 2004 was $31,737,000 compared to net loss of $21,268,000 for the nine months ended September 30, 2003.

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

Back to Index

At September 30, 2004, we had cash, cash equivalents and marketable securities totaling $40.6 million compared with $65.7 million at December 31, 2003. The net cash used in operating activities for the nine months ended September 30, 2004 was $27.5 million compared with $19.7 million of net cash used in operating activities for the same period in 2003. The increase in net cash used in operations for the nine months ended September 30, 2004 resulted primarily from higher net losses resulting from increased research and development and clinical trial activity in connection with MNTX partially offset by an increase in accounts payable and accrued expenses and decreased contributions to the JV.

The net cash used in investing activities for the nine months ended September 30, 2004 was $4.2 million compared with $20.1 million of net cash provided by investing activities for the same period in 2003. The net cash used in investing activities for nine months ended September 30, 2004 resulted primarily from the purchase of $16.1 million of marketable securities offset in part by the sale of $13.4 million of marketable securities. During the 2004 period we also purchased $1.4 million of fixed assets, including capital equipment and leasehold improvements, as we acquired and built out additional research and development and manufacturing space. We expect to spend an additional $0.3 million in the last quarter of 2004 to complete construction of new clinical manufacturing space located in our current facility. We expect this facility to be operational by year end 2004.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $4.5 million as compared with $1.7 million for the same period in 2003. The net cash provided by financing activities for both periods reflects the exercise of stock options under our employee stock option plans and the sale of common stock under our employee stock purchase plans.

We are required to make capital contributions to fund 50% of the current and future spending on the PSMA projects under the terms of the JV. The level of commitment by Progenics and Cytogen to fund the JV is based on a budget to be approved annually by the Members. That budget is intended to be sufficient to fund planned research and development projects for the current year. The budget must also consider the ability of the Members to fund the JV. The Members have approved a budget for 2004, and each Member had contributed $2.0 million through September 30, 2004. The Members have also approved a work plan for 2004 pursuant to which, among other things, the Members are engaged in a research and development program on behalf of the JV with the majority of the work to be performed by Progenics.

For the nine months ended September 30, 2004, we recognized approximately $1,190,000 of contract research and development revenue for services performed on behalf of the JV. The level of future revenues from the JV will be dependent upon the extent of research and development services requested by the JV, the future financial position of the JV and the terms of a new services agreement, if any, or such other agreement of the Members with respect to research and development services to be performed.

We currently have major research and development programs investigating symptom management and supportive care, human immunodeficiency virus-related diseases (“HIV”) and cancer, for which we own or have licensed technology and collaborated with other pharmaceutical and biotechnology companies as well as academic institutions. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. For the nine months ended September 30, 2004, research and development costs incurred consisted of approximately (i) $14.7 million for MNTX, (ii) $6.3 million for HIV, (iii) $4.4 million for cancer programs, and (iv) $1.5 million for other programs.

We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity.

In September 2003, we were awarded a contract by the NIH. The contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Our scientists will be the principal investigators under the contract and will head the vaccine development effort. Existing academic collaborators of ours will head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3.8 million is earmarked under the contract to fund such subcontracts. Funding under this contract is subject to compliance with its terms, and the payment to us of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through September 30, 2004, we had recognized revenue of $2.0 million from this contract.

Back to Index

We believe that our existing capital resources together with revenue from currently approved government grants and contracts and revenue from the JV should be sufficient to fund operations at least through year end 2005. During the next 15 months, we expect to expend substantial funds to conduct research and development activities, preclinical studies, clinical trials and other related general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

To fund operations during periods beyond 15 months, we may seek additional financing through future offerings of equity or debt securities or agreements with corporate partners and collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We are currently seeking funding in connections with our discussions with potential strategic collaborators for MNTX, and we may seek financing from other sources in the near term or otherwise. We may not be able to obtain additional funds on acceptable terms, if at all. We will require substantial funds to continue to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities. Our expenditures for these activities will include required payments under operating leases and licensing, collaboration and service agreements as noted in the table below.

Our cash requirements may vary materially from those now planned because of results of research and development and product testing and other factors. We review the results of our pre-clinical and clinical development programs periodically, and based on these results and other considerations we make determinations regarding the allocation of resources to particular programs. This may result in periodic changes in priority regarding new and existing programs and the acceleration of some programs and delay or termination of others. For example, we have ongoing phase 2 clinical trials of our PRO 542 HIV therapeutic, the results of which we expect to obtain in the relatively near term. We plan to review these results with the intent of making a decision regarding the on-going feasibility of this program. Changes in the focus and direction of our research and development programs can change materially our cash requirements. Our cash requirements may also vary because of changes in existing relationships with, or new relationships with, licensees, licensors or other collaborators, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors.

Other than currently approved grants and contracts and revenue from services performed for the JV for 2004, we have no committed external sources of capital and, as discussed above, we expect no significant product revenues in the near future.

The discussion above includes forward-looking statements, which are based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets earlier than planned.

The following table summarizes our contractual obligations as of September 30, 2004 for future operating lease payments, license and milestone payments for license and corporate collaboration agreements and our funding commitment to the JV for 2004:

	Payments Due by Period

	Total	Less than One year	1 to 3 years	4 to 5 years	Greater than 5 years

	(in millions)
Operating leases	$5.2	$1.5	$2.6	$1.1
License and collaboration agreements (1)	24.7	1.0	3.9	3.8	$16.0
Funding commitment to the JV for 2004 (2)	2.2	2.2

(1)	Assumes attainment of milestones covered under each agreement. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table. Certain of these agreements require us to pay in 2004, 2005 and 2006 annual minimum royalties or maintenance fees in the aggregate amount of $165,000, which are not included in this table. This table also does not reflect the payment obligations of the JV.

(2)	We have committed to provide up to $2.2 million in funding to the JV. However, the JV may determine not to call on the maximum amount of funding committed by us.

Back to Index

Impact of Recently Issued Accounting Standards

During March 2004, the Emerging Issues Task Force reached a final consensus on EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share (“EPS”) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities and is effective for fiscal periods beginning after March 31, 2004. If applicable, prior period earnings per share amounts will be restated to ensure comparability year over year. The Company has assessed the impact of this guidance and determined that its application has no impact on the Company’s financial statements.

Back to Index

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

Our MNTX product candidate, which is designed to reverse certain side effects induced by treatment with opioids, is based on a novel method of action, which has not yet been proven to be safe or effective. Additionally, some of our HIV product candidates are designed to be effective by blocking viral entry, and our GMK product candidate is designed to be a therapeutic cancer vaccine. To our knowledge, other than Trimeris’ FuzeonTM HIV therapeutic, no drug designed to treat HIV infection by blocking viral entry and no cancer therapeutic vaccine has been approved for marketing in the U.S. Our other research and development programs involve similarly novel approaches to human therapeutics. Consequently, there is little precedent for the successful commercialization of products based on our technologies. We may not be able to develop successfully any of our products.

A setback in our clinical development programs could adversely affect us.

We have several ongoing late-stage clinical trials. We have two ongoing pivotal phase 3 clinical trials for MNTX in patients with advanced medical illness. It is likely that we will need to successfully complete both of these trials in order to obtain FDA approval to market MNTX. In addition, we have completed enrollment in a phase 2 clinical trial of MNTX in the post-operative ileus setting and plan to conduct additional clinical trials involving MNTX in patients who are taking opioids for chronic pain. If the results of any of these trials are not satisfactory, or if we encounter problems enrolling patients, clinical trial supply issues or other difficulties, our MNTX development program would be adversely affected, resulting in delays in commencing or completing clinical trials or in making our regulatory filing for marketing approval. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for and obtaining the regulatory approvals necessary to market MNTX. Since MNTX is our most clinically advanced product, a setback of this nature would have a material adverse effect on our business.

We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK. ECOG’s decision was based on an early analysis of data which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha-interferon. As a result of the actions of ECOG, that trial did not complete patient dosing as contemplated by the initial trial protocol. We are continuing to follow-up with patients who were enrolled in that trial and are finalizing an appropriate statistical analysis plan. However, we cannot predict how long this will take or what the results will show, and we do not expect to know the results before 2005. A second pivotal phase 3 trial for GMK was initiated in May 2001, and at present we do not expect to reach the full enrollment of 1,300 patients until mid-2005. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

We have ongoing phase 2 clinical trials of our PRO 542 HIV therapeutic, the results of which we expect to obtain in the relatively near term. We plan to review these results with the intent of making a decision regarding the on-going feasibility of this program.

Back to Index

Additionally, if the results of our early stage studies with PRO 140 or our PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

Our clinical trials could take longer than we expect.

Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in this report and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our MNTX clinical development program as a result of slower than anticipated patient enrollment. These delays may continue, particularly in those of our MNTX clinical trials that are being conducted in the hospice setting, where historically there have been limited resources, infrastructure and experienced personnel available to conduct such studies. Delays can also be caused by, among other things, regulatory or patent issues, interim or final results of on-going clinical trials, scheduling conflicts with participating clinicians and clinical institutions and manufacturing problems. Clinical trials involving our product candidates may not commence or be completed as forecasted.

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

To achieve the results we need to obtain regulatory approval, we or our collaborators must demonstrate a product’s safety and efficacy through extensive preclinical and clinical testing. Numerous events may arise during, or as a result of, the testing process, including the following:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	potential products may not have the desired efficacy or may have undesirable side effects or other characteristics that preclude regulatory approval or limit their commercial use if approved;

•	results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials;

•	after reviewing test results, we or our collaborators may abandon projects which we might previously have believed to be promising; and

•	we, our collaborators or regulators may suspend or terminate clinical trials if study subjects experience adverse medical events or if it is believed that the participating subjects or patients are being exposed to unacceptable health risks.

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

Back to Index

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

We are aware that Adolor Corporation, in partnership with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing an opioid antagonist, Entereg™ (alvimopan), for postoperative ileus, for which Adolor has filed an NDA, and for chronic opioid bowel dysfunction and acute opioid-induced bowel dysfunction, which are currently in phase 2 trials. Entereg is further along in the clinical development process than MNTX. Additionally, it has been reported that a European specialty pharmaceutical company is in early clinical development of an oral formulation of methylnaltrexone for use in opioid induced constipation. If either of these products reaches the market before our MNTX product, it could achieve a significant competitive advantage relative to our product. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

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

Our level of commitment to fund the PSMA joint venture and that of our joint venture partner, Cytogen, is based upon an annual budget and work plan that is developed and approved by both parties. We have, in the past, experienced delays in reaching agreement with Cytogen regarding annual budget issues and strategic and operational matters relating to the joint venture. While we and Cytogen have an established process for reaching agreement on these matters, in the future we might not succeed in a timely fashion, which could result in delays in advancing our PSMA programs or, if we do not reach agreement at all, would ultimately lead to the dissolution of the joint venture and perhaps abandonment of the PSMA programs being conducted by the joint venture. Currently, we have an approved budget and work plan for 2004, however, this does not commit either party to any level of funding beyond the current year. In the event that an annual budget is not approved beyond 2004, we and Cytogen are required to fund any remaining obligations upon dissolution of the joint venture in accordance with the LLC Agreement.

Back to Index

If we are unable to negotiate additional collaborative agreements, our cash burn rate could increase and our rate of product development could decrease.

We intend to continue to pursue new collaborative agreements in the future. For instance, we are currently in discussions with potential strategic collaborators for MNTX. We anticipate that collaborative agreements would entail our partner assuming some or all financial responsibility for the partnered program. However, we may not be successful in negotiating additional collaborative arrangements. If we do not enter into new collaborative arrangements, we would have to devote more of our resources to clinical product development and product-launch activities, and our cash burn rate would increase or we would need to take steps to reduce our rate of product development.

If we do not remedy our failure to achieve milestones or satisfy certain conditions regarding some of our product candidates, we may not maintain our rights under our licenses relating to these product candidates.

We in-license from academic and medical institutions and from commercial entities intellectual property rights underlying many of our product candidates, including MNTX, GMK and some of our HIV product candidates. We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including filing for and obtaining product approvals and introducing products, to maintain our rights under these licenses, including our licenses from UR Labs, Inc. (relating to MNTX), Sloan-Kettering Institute for Cancer Research (relating to GMK) and Columbia University (relating to certain of our HIV therapeutics). We may not be able to maintain our rights under these licenses.

Under our license agreements relating to GMK and some of our HIV product candidates, including PRO 542, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to have commenced commercialization of the drug by 2002 (for GMK) and to have filed for marketing approval by 2001 (for the HIV products). We have not achieved these and other milestones and are unlikely to achieve them soon. If we can establish that our failure to achieve these milestones was as a result of technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled under these license agreements to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. Under our amended license agreement with UR Labs, we are required to file an NDA with respect to MNTX by June 2006.

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

We have incurred substantial losses since our inception. As of September 30, 2004 we had an accumulated deficit of approximately $109.0 million. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand development and clinical trial efforts.

Our ability to achieve long-term profitability is dependent in part on obtaining regulatory approvals for products and entering into agreements for commercialization of our products. However, our operations may not be profitable even if any of our products under development are commercialized.

We are likely to need additional financing, but our access to capital funding is uncertain.

Our current and anticipated development projects require substantial capital. We are likely to need substantial additional funds to conduct product development activities. At September 30, 2004, we had cash, cash equivalents and marketable securities totaling $40.6 million, compared to $65.7 million at December 31, 2003. We believe our existing capital resources, together with revenue from currently approved government grants and contracts and revenue from the services we perform for our JV with Cytogen, should be sufficient to fund our operations at least through the fourth quarter of 2005. We cannot predict with any certainty when we will need additional funds or how much we will need. Our need for future funding will depend on numerous factors, many of which are outside our control.

Back to Index

Our access to capital funding is uncertain. We do not have committed external sources of funding for most of our drug discovery and development projects, and we may not be able to obtain additional funds on acceptable terms, or at all. If adequate funds are not available, we may be required to:

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

If our independent auditor is unable to provide us with an unqualified report as to the adequacy of our internal control over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company's internal control over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must also attest to and report on management's assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of such internal control. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that we will not comply with all of the requirements imposed by Section 404. If we fail to have an effectively designed and operating system of internal control, we may be unable to comply with the requirements of Section 404 in a timely manner. If we do not effectively complete our assessment or if our internal controls are not designed or operating effectively, our independent auditors may either disclaim an opinion as it relates to management’s assessment of the effectiveness of our internal control or may issue a qualified or adverse opinion on the effectiveness of our internal controls. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our common stock to decline and make it more difficult for us to finance our operations.

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

Back to Index

We have entered into arrangements with third parties for the manufacture of some of our products, including MNTX. Our third-party sourcing strategy may not result in a cost-effective means for manufacturing products. In employing third-party manufacturers, we will not control many aspects of the manufacturing process, including their compliance with the FDA’s current Good Manufacturing Practices and other regulatory requirements. We may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs.

Manufacturing PRO 542 in amounts sufficient to support large-scale clinical trials has proven particularly difficult, which could delay clinical development.

PRO 542 is a recombinant protein, which generally involves more complex production methods than small-molecule drugs. We are considering alternative, potentially redundant manufacturing strategies, including expanding our internal manufacturing through mammalian cell-line fermentation, a standard recombinant manufacturing process, and more sophisticated methods, such as transgenics. Nevertheless, manufacturing PRO 542 is challenging, and these challenges could increase the cost of production, delay product development or commercialization or otherwise adversely impact our ability to commercialize PRO 542, should we choose to pursue this program.

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

Back to Index

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

We rely in part on third parties to perform a variety of functions. We are party to agreements that place substantial responsibility on third parties for portions of the development of our products. These agreements relate to, among other activities:

•	conducting, monitoring and gathering and analyzing the results of clinical trials;

•	technological development of our product candidates; and

•	developing methods of producing our product candidates.

We may not be able to maintain any of these relationships or establish new ones on beneficial terms. Furthermore, we may not be able to enter new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully.

Back to Index

We lack sales and marketing experience, which will make us dependent on third parties for their expertise in this area.

We have no experience in sales, marketing or distribution. If we receive required regulatory approvals, we expect to market and sell our products, including MNTX, principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. We currently do not have a marketing partner for MNTX. To the extent that we enter into distribution, co-marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of these third parties. We will not control the amount and timing of marketing resources these third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources would be requ ired to develop an internal sales force. We may not be able to establish a successful sales force should we choose to do so.

If we lose key management and scientific personnel on whom we depend, our business could suffer.

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Paul J. Maddon, our Chief Executive Officer and Chief Science Officer, or Mr. Ronald J. Prentki, our President, could cause our management and operations to suffer. We have an employment agreement with Dr. Maddon, the initial term of which runs through September 30, 2005, subject to an automatic renewal for an additional period of two years unless either party provides ninety days prior notice of non-renewal. We also have an employment agreement with Mr. Prentki, which will renew in March 2005 unless either he or we give notice of termination by December 31, 2004. We are in discussions with Mr. Prentki regarding a new employment agreement with him. Employment agreements do not, however, assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

In October 2004, our board of directors elected Paul F. Jacobson and Kurt W. Briner as co-chairmen of the board in substitution of Dr. Paul J. Maddon, our Chief Executive Officer, Chief Science Officer and a director. Dr. Maddon’s employment agreement with us contains provisions relating to the chairmanship position. We and Dr. Maddon intend to negotiate an agreement to clarify that the change in the chairman position is not inconsistent with Dr. Maddon’s employment agreement with us.

Competition among companies in the biopharmaceutical industry for qualified employees is intense. Our future success depends upon our ability to attract, retain and motivate highly skilled employees. In order to commercialize our products successfully, we may be required to expand substantially our personnel, particularly in the areas of manufacturing, clinical trials management, regulatory affairs, business development and marketing. We may not be successful in hiring or retaining qualified personnel.

If we are unable to obtain sufficient quantities of the raw and bulk materials needed to make our products, our product development and commercialization could be slowed or stopped.

We currently obtain supplies of critical raw materials used in production of MNTX and GMK from single sources. In particular, we rely on single-source third-party manufacturers for the supply of both bulk and finished form MNTX. However, we do not have long-term contracts with any of these suppliers. In addition, commercialization of GMK requires an adjuvant, QS-21, available only from Antigenics, Inc. We have entered into a license and supply agreement with a subsidiary of Antigenics pursuant to which they agreed to supply us with all of our QS-21 requirements for use in certain ganglioside-based cancer vaccines, including GMK. Our existing arrangements may not result in the supply of sufficient quantities of MNTX or QS-21 needed to accomplish our clinical development programs, and we may not have the right or capability to manufacture sufficient quantities of these products to meet our needs if our suppliers are un able or unwilling to do so. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

A substantial portion of our funding comes from federal government grants and research contracts. We cannot rely on these grants or contracts as a continuing source of funds.

A substantial portion of our revenues to date has been derived from federal government grants and research contracts. In addition to previous years’ awards, in 2003 we were awarded, in the aggregate, approximately $35.1 million in NIH grants and research contracts. We cannot rely on grants or additional contracts as a continuing source of funds. Moreover, funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. For example, the $28.6 million contract awarded to us by the NIH in September 2003 must be used by us in furtherance of our efforts to develop an HIV vaccine. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agenc ies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing grants or contracts may be less than those received to date.

Back to Index

If health care reform measures are enacted, our operating results and ability to commercialize products could be adversely affected.

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

Our stock price has a history of significant volatility. Between January 1, 2001 and September 30, 2004, our stock price has ranged from $30.00 to $3.82 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

•	the results of preclinical studies and clinical trials involving our products or those of our competitors;

•	changes in status of any of our drug development programs, including delays in clinical trials or program terminations;

•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

•	developments in our relationships with collaborative partners;

•	developments in patent or other proprietary rights;

•	governmental regulation;

•	changes in reimbursement policies or health care legislation;

•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

•	our ability to fund on-going operations;

•	fluctuations in our operating results; and

•	general market conditions.

Back to Index

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, euro dollar bonds, federal agency issues and corporate notes. Our investments totaled $38.2 million at September 30, 2004. Approximately $20.0 million of these investments had fixed interest rates, and $18.2 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the September 30, 2004 market interest rates would result in a decrease of approximately $99,000 in the market values of these investments.

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

Back to Index

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

PART II – OTHER INFORMATION

Item 6.         Exhibits

31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer and Chief Science Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2

Certification of Robert A. McKinney, Vice President, Finance and Operations (Principal Financial and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Back to Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

Date: November 9, 2004	By	/s/ Robert A. McKinney

Robert A. McKinney
Vice President, Finance and Operations
(Duly authorized officer of the Registrant and
Principal Financial and Accounting Officer)