Form 10-K
period 2004-12-31
PROGENICS PHARMACEUTICALS INC
filed 2005-03-16
CIK 835887

Click Here for Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004 or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to __________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, based upon the closing price of the Common Stock on the Nasdaq National Market of $16.85 per share, was approximately $227,942,000 (1). As of March 15, 2005, 17,489,911 shares of Common Stock, par value $.0013 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

(1)	Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an “affiliate” of the Registrant for purposes of the Federal securities laws.

Back to Contents

i

Back to Contents

PART I

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Included in these forward-looking statements are statements regarding our expectations for beginning or completing clinical trails, submitting to regulatory authorities applications for marketing approvals for our product candidates, raising additional capital and reducing our operating costs if we cannot raise additional funds. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our products will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials do not demonstrate efficacy in larger scale clinical trials, the risk that we may not be able to manufacture commercial quantities of our products, the uncertainty of future profitability and other factors set forth more fully in this Form 10-K, including those described under the caption “Item 1. Business—Risk Factors,” and other periodic filings with the Securities and Exchange Commission, to which investors are referred for further information.

We do not have a policy of updating or revising forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Form 10-K as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Progenics, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

Overview

Progenics Pharmaceuticals, Inc. is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward symptom management and supportive care and the treatment of HIV infection and cancer. We have five product candidates in clinical development and several others in preclinical development.

Our product candidate in the area of symptom management and supportive care is methylnaltrexone (“MNTX”), a compound in pivotal phase 3 clinical testing. A pivotal clinical trial is one that is designed to produce results sufficient to support marketing approval. MNTX is designed to reverse the side effects of opioid pain medications while maintaining pain relief, an important need not currently met by any approved drugs. We are also developing MNTX for the management of post-operative bowel dysfunction caused by endogenous, or naturally occurring, opioids. We are conducting a broad clinical development program for MNTX in three different settings, using a different dosage form in each setting: a subcutaneous dosage form for patients with advanced medical illness; an intravenous dosage form for patients with post-operative bowel dysfunction; and an oral dosage form for patients with chronic pain. The status of our MNTX program in each of these settings is summarized below.

•	We are studying MNTX in two pivotal, phase 3 clinical trials for the treatment of opioid-induced constipation in patients with advanced medical illness (“AMI”). Constipation is a serious medical problem for patients with terminal illnesses who are being treated with opioid pain-relief medications. In a pivotal phase 3 clinical trial in this indication completed in late 2004, MNTX induced laxation (a bowel movement) within four hours at more than four times the rate of placebo. Preliminary safety data from this trial showed that MNTX was generally well tolerated. We expect to complete enrollment of our second phase 3 trial in mid-2005. If the results of these two clinical studies are sufficiently compelling, we could submit to the U.S. Food and Drug Administration (“FDA”) a New Drug Application (“NDA”) seeking marketing approval for MNTX in AMI as early as the end of 2005.

Back to Contents

•	We have completed a phase 2 clinical trial of MNTX in the management of post-operative bowel dysfunction, an impairment of the gastrointestinal tract that frequently occurs in patients after abdominal and other major surgeries. We plan to meet with the FDA in 2005 to discuss designing a phase 3 clinical program.

•	We have conducted phase 1 clinical studies of oral MNTX in healthy volunteers. We are preparing to begin a phase 2 clinical trial of MNTX for the relief of opioid-induced constipation in chronic pain patients, including those suffering from headaches, joint pain, lower-back pain, sickle-cell disease, muscle pain and other disorders.

We are seeking to establish a strategic collaboration with one or more pharmaceutical companies to support our development and commercialization efforts for MNTX. While we are engaged in discussions with several potential collaborators, these discussions might not be concluded successfully.

In the area of HIV infection, we are developing viral entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. HIV is the virus that causes AIDS. We are conducting a multi-dose phase 2 clinical trial with PRO 542, a genetically engineered molecule designed to selectively target and neutralize HIV. We are also conducting a phase 1 study in healthy volunteers of PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. We expect to complete phase 1 clinical testing of PRO 140 in mid-2005.

In addition, we are developing immunotherapies for prostate cancer, including monoclonal antibodies directed against prostate specific membrane antigen (“PSMA”), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. Our PSMA programs are conducted through PSMA Development Company LLC, our joint venture with Cytogen Corporation. We are also studying a cancer vaccine, GMK, in phase 3 clinical trials for the treatment of malignant melanoma.

We have an active business development function to seek out promising new products and technologies around which to build new development programs or enhance existing programs. Our in-licensing strategy has been the basis for our clinical development programs for MNTX, novel HIV therapeutics and cancer immunotherapies. Except with respect to our development programs targeting PSMA, which are being conducted through our joint venture with Cytogen, we own the worldwide commercialization rights to each of our product candidates.

The following table summarizes the current status of our principal development programs and product candidates:

Back to Contents

Program/Product Candidates	Indication/Use	Status (1)

Symptom Management and Supportive Care
MNTX	Treatment of opioid-induced constipation in patients with advanced medical illness	Phase 3
	Management of post-operative bowel dysfunction	Phase 2
	Treatment of opioid-induced constipation in patients with chronic pain	Phase 1
HIV
PRO 542	HIV therapy	Phase 2
PRO 140	HIV therapy	Phase 1
ProVax	HIV vaccine	Research
Prostate Cancer
PSMA (2):
Recombinant protein vaccine	Immunotherapy for prostate cancer	Phase 1
Viral-vector vaccine	Immunotherapy for prostate cancer	Preclinical
Monoclonal antibody	Immunotherapy for prostate cancer	Preclinical
Other
GMK vaccine	Immunotherapy for melanoma	Phase 3
Hepatitis C therapeutic	Therapy for hepatitis C virus infection	Research

(1)	“Research” means initial research related to specific molecular targets, synthesis of new chemical entities, assay development or screening for the identification of lead compounds.

“Preclinical” means that a lead compound is undergoing toxicology, formulation and other testing in preparation for clinical trials.

Phase 1-3 clinical trials are safety and efficacy tests in humans as follows:

“Phase 1”: Evaluation of safety.

“Phase 2”: Evaluation of safety, dosing and activity or efficacy.

“Phase 3”: Larger scale evaluation of safety and efficacy.

(2)	Programs conducted through PSMA Development Company LLC, our joint venture with Cytogen Corporation. Our timing expectations regarding the PSMA programs assume we are able to agree expeditiously with Cytogen on a budget and work plan for 2005, which we have not yet accomplished. See “— Risk Factors — Disputes with Cytogen could delay or halt our PSMA programs.”

See “— Government Regulation.” The actual timing of events can vary dramatically relative to the expected timing described in the table above due to a variety of factors. See “— Risk Factors — Our clinical trials could take longer than we expect.”

None of our product candidates has received marketing approval from the FDA or any other regulatory authority, and we have not yet received any revenue from the sale of any of our product candidates. We must receive marketing approval before we can commercialize any of our product candidates.

Back to Contents

Symptom Management and Supportive Care

Narcotic medications such as morphine and codeine, which are referred to as opioids, are the mainstay in controlling severe pain. We estimate that approximately 180 million prescriptions for opioids are written annually in the U.S. Physicians prescribe opioids for patients with advanced medical illness, patients undergoing surgery and patients who experience chronic pain, as well as for other indications.

Opioids relieve pain by interacting with receptors that are located in the brain and spinal cord, which comprise the central nervous system. At the same time, opioids activate receptors outside the central nervous system, resulting, in many cases, in undesirable side effects, including constipation, delayed gastric emptying, nausea and vomiting, itching and urinary retention. Current treatment options for opioid-induced constipation include laxatives and stool softeners, which are only minimally effective. As a result, many patients may have to stop opioid therapy and endure pain in order to obtain relief from opioid-induced constipation and other side effects.

MNTX

MNTX is a selective, peripheral, opioid-receptor antagonist that we are developing to reverse certain side effects induced by treatment with opioids. MNTX is a derivative of naltrexone, a drug that is prescribed for narcotic and alcohol dependence. MNTX competes with opioid analgesics for binding sites on opioid receptors, but is unable to cross the blood-brain barrier. As a result, MNTX “turns off” the effects of opioid analgesics outside the central nervous system, including in the gastrointestinal tract, but since it does not interfere with opioid activity within the central nervous system, it does not block pain relief. To date, patients treated with MNTX in addition to opioid pain medications have reported no decline in pain relief and have experienced a reversal of many of the side effects related to opioids.

We licensed worldwide exclusive rights to MNTX from UR Labs, Inc. in October 2001. UR Labs had licensed MNTX from the University of Chicago. See “—Licenses—UR Labs.” MNTX has been studied in more than 650 patients and volunteers in numerous clinical trials. To date, MNTX has been generally well tolerated and highly active in blocking opioid-related side effects without interfering with pain relief.

Advanced Medical Illness.      The first indication we are pursuing for MNTX is the treatment of opioid-induced constipation in patients with advanced medical illness, including cancer, AIDS and heart disease. Approximately 1.0 million deaths occur each year in the U.S. from AMI. Most of these patients receive opioids for pain prior to their death and suffer debilitating constipation.

We have completed a pivotal phase 3 clinical study of MNTX for the treatment of opioid-induced constipation in patients with AMI. This trial was a double-blind, randomized and placebo-controlled study that enrolled 154 patients at 16 hospice centers in the U.S. Patients were randomized to receive one of three blinded doses of study medication: a placebo, an MNTX dose of 0.15 mg/kg or an MNTX dose of 0.30 mg/kg. All patients had a life expectancy of less than six months, no laxation for 48 hours despite the use of laxatives and stool softeners and stable opioid therapy. The primary endpoint of the study was whether a single subcutaneous dose of MNTX induced laxation within four hours. Secondary endpoints were laxation within 24 hours without rescue medication and median time to laxation. The patients were approximately evenly divided among treatment groups. All enrolled patients were eligible to receive MNTX in an open-label phase of the study for up to four additional weeks.

Back to Contents

The top-line statistical analysis was performed on data from the blinded portion of the study. All statistical analyses were performed on an intent-to-treat basis using two-sided tests. Highly statistically significant results were achieved for all of the study endpoints at both dose levels of MNTX tested. Top-line results are set forth in the table below.

Laxation within four hours (1)
Dose	Percentage of Patients	p Value

MNTX 0.15 mg/kg	62%	p<0.0001
MNTX 0.30 mg/kg	58%	p<0.0001
Placebo	13%	—
(1) Cochran-Mantel-Haenszel test of each MNTX dose versus placebo; significance testing at the 0.0249 level to account for multiple comparisons against placebo and an interim analysis.

Laxation within 24 hours without rescue medication (2)
Dose	Percentage of Patients	p Value

MNTX 0.15 mg/kg	68%	p=0.0004
MNTX 0.30 mg/kg	64%	p=0.001
Placebo	33%	—
(2) Chi-square test of each MNTX dose versus placebo; significance testing at the 0.05 level.

Median time to laxation (3)
Dose	Percentage of Patients	p Value

MNTX 0.15 mg/kg	70 minutes	p<0.0001
MNTX 0.30 mg/kg	45 minutes	p<0.0001
Placebo	over 24 hours	—
(3) Log-rank test of each MNTX dose versus placebo; significance testing at the 0.05 level.

Preliminary safety data from this study showed that MNTX was generally well tolerated. The most frequent adverse events reported included transient abdominal cramping and flatulence, both of which are necessary physiological prerequisites to a bowel movement in patients with significant constipation. These adverse events are consistent with phase 2 results and with the drug’s mechanism of action on the gastrointestinal tract. Serious adverse events attributed to study medication occurred rarely and were evenly distributed across the three groups. There were no reports of systemic opioid withdrawal due to study medication.

In January 2004, we initiated a second pivotal phase 3 clinical trial of MNTX. This randomized, double-blind, placebo-controlled study is designed to measure the ability of subcutaneous MNTX to induce laxation within four hours in patients with AMI and opioid-induced constipation. In addition, the study will evaluate the ability of MNTX to restore patients to a normal bowel schedule of three or more laxations per week. Approximately 130 patients will receive study medication every other day for two weeks at hospice centers in the U.S. and Canada. Thereafter, enrolled patients will be eligible to enter an open-label extension study for up to an additional three months. We expect to complete enrollment of this second pivotal phase 3 trial in mid-2005.

We had previously completed a multi-center, 33-patient phase 2 clinical trial of MNTX for the treatment of opioid-induced constipation in patients with AMI. In this study, patients were randomized to receive one of four

Back to Contents

subcutaneous doses of MNTX, three of which were intended to be active doses. After the one-week blinded dosing period, patients were eligible to receive open-label doses of MNTX for up to three additional weeks. An analysis of the data showed that MNTX had significant activity at various doses. Median time to laxation was approximately one hour after receiving active doses of MNTX, and laxation within four hours of dosing was reported in approximately 60% of patient doses for the active MNTX dose range. Furthermore, the 24-hour laxation response rate for patients receiving active doses averaged 66% on treatment days as opposed to an average of only 4% on non-treatment days.

There were no serious adverse events reported related to MNTX in the phase 2 clinical trial. The most common side effects were transient flatulence and mild abdominal cramping. No evidence of opioid withdrawal was observed in the phase 2 trial, and there was no decline in pain relief.

If the results of our phase 3 clinical trial program of MNTX to treat opioid-induced constipation in patients with AMI are sufficiently compelling, we could submit to the FDA an NDA for MNTX in this indication as early as the end of 2005. We expect that the FDA would take at least six months to act on our application and that we could therefore receive marketing approval as early as 2006.

Post-operative Bowel Dysfunction.     We are also developing MNTX for the management of post-operative bowel dysfunction. Of the patients who undergo surgery in the U.S. each year, more than four million patients are at high risk for developing bowel dysfunction, a serious impairment of the gastrointestinal tract. Post-operative bowel dysfunction is caused in part by the release by the body of endogenous opioids in response to the trauma of surgery. Bowel dysfunction is a major factor in increasing hospital stay, as patients are typically not discharged until bowel function is restored.

We have completed a multi-center, double-blind, randomized, placebo-controlled phase 2 clinical trial of intravenous MNTX in patients at risk for post-operative bowel dysfunction. The study was conducted in 65 individuals who had undergone segmental colectomies, which is the removal of a portion of the colon. Patients who received MNTX exhibited an acceleration of gastrointestinal recovery by approximately one day on average compared to placebo. Significant improvements were seen in both time to first bowel movement and time to discharge eligibility from the hospital, both of which we believe are clinically important measures of gastrointestinal recovery. MNTX was generally well tolerated in this study, with no reports of serious adverse events related to the drug. We plan to complete a more in-depth analysis of the data and meet with the FDA in 2005 to discuss designing a phase 3 clinical program.

Chronic Pain. We are developing MNTX for the treatment of constipation in patients receiving opioids for chronic pain. More than 25 million patients in the U.S. suffer from chronic pain. Opioid pain relievers are widely prescribed for these patients, many of whom suffer debilitating constipation as a result.

We have conducted two phase 1 clinical studies of oral MNTX at three dose levels in a total of 61 healthy volunteers. Analysis of data from these two studies, which were double-blind and randomized, indicated that MNTX was well tolerated and exhibited predictable pharmacokinetics. In four clinical studies conducted previously by independent researchers, an orally administered capsule form of MNTX demonstrated activity, including relief of opioid-induced constipation. We plan to initiate phase 2 studies of oral MNTX in 2005 in chronic pain patients who experience opioid-induced constipation.

HIV

Infection by the human immunodeficiency virus, or HIV, causes a slowly progressing deterioration of the immune system resulting in Acquired Immune Deficiency Syndrome, or AIDS. HIV specifically infects cells that have the CD4 receptor on their surface. Cells with the CD4 receptor are critical components of the immune system and include T lymphocytes, monocytes, macrophages and dendritic cells. The devastating effects of HIV are largely due to the multiplication of the virus in these cells, resulting in their dysfunction and destruction.

The Joint United Nations Program on HIV/AIDS (“UNAIDS”) and the World Health Organization (“WHO”) estimate that, as of December 2004, 39 million people worldwide were living with HIV. In high-income countries, 1.6 million people are infected, which includes an estimated 64,000 newly infected individuals. Of these

Back to Contents

1.6 million individuals, 1.0 million reside in North America. UNAIDS and WHO estimate that there were over three million deaths attributed to AIDS during 2004, of which 22,500 were from high-income countries.

At present, three classes of products have received marketing approval from the FDA for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors, protease inhibitors and entry inhibitors. Reverse transcriptase and protease inhibitors inhibit two of the viral enzymes required for HIV to replicate once it has entered the cell.

Since the late 1990s, many HIV patients have benefited from combination therapy of protease and reverse transcriptase inhibitors. While combination therapy slows the progression of disease, it is not a cure. HIV’s rapid mutation rate results in the development of viral strains that are resistant to reverse transcriptase and protease inhibitors. Increasingly, after years of combination therapy, patients begin to develop resistance to these drugs. The potential for resistance is increased by interruptions in dosing, which lead to lower drug levels and permit increased viral replication. Interruption in dosing is common in patients on combination therapies because these drug regimens often require more than a dozen tablets to be taken at specific times each day. An additional problem is that many currently approved drugs produce toxic side effects in many patients, affecting a variety of organs and tissues, including the peripheral nervous system and gastrointestinal tract. These side effects may result in patients interrupting or discontinuing therapy. Our viral entry inhibitors represent a potential new class of drugs for these patients.

Viral infection occurs when the virus binds to a host cell, enters the cell, and by commandeering the cell’s own reproductive machinery, creates thousands of copies of itself within the host cell. This process is called viral replication. Our scientists and their collaborators have made important discoveries in understanding how HIV enters human cells and initiates viral replication.

In the 1980s, our founders demonstrated that the initial step of HIV infection involves the specific attachment of the virus to the CD4 receptor on the surface of human immune system cells. These researchers also showed that a specific glycoprotein, gp120, located on the surface of the virus, binds with high affinity to the CD4 receptor. Subsequently, our scientists, in collaboration with researchers at the Aaron Diamond AIDS Research Center, or ADARC, described in an article in Nature the discovery of a co-receptor for HIV on the surface of human immune system cells. This co-receptor, CCR5, enables fusion of HIV with the cell membrane after binding of the virus to the CD4 receptor. This fusion step results in entry of the viral genetic information into the cell and subsequent viral replication. Further work by other scientists has established the existence of a second co-receptor, CXCR4. Based on our pioneering research, we believe we are a leader in the discovery of viral entry inhibitors, a promising new class of HIV therapeutics. For the large number of patients who are failing conventional anti-retroviral or combination therapy, we believe viral entry inhibitors could become the next generation of therapy.

We are pursuing several approaches in the research and development of products designed to block entry of HIV into human immune system cells. Our PRO 542 product candidate is based on the CD4 receptor, and our PRO 140 program is based on the CCR5 co-receptor.

PRO 542

PRO 542 is our proprietary antibody-like product candidate that is designed to neutralize HIV by preventing it from attaching to the CD4 receptor on the surface of immune system cells. We are presently conducting a multi-dose, open-label phase 2 clinical study of PRO 542 in patients with advanced disease who are no longer responding to currently available anti-retroviral medications. The goal of the study is to determine if repeat dosing can induce viral load reductions in this setting. Viral load is the concentration of virus nucleic acid, or genetic material, in the blood and is a widely used indicator of infection levels. Reduction in viral load is a primary goal of HIV therapy. We are also investigating the safety, pharmacokinetics and immunogenicity of PRO 542 treatment. Immunogenicity is the extent to which a patient’s immune system mounts a defense response against a drug, which could impair the drug’s ability to exert a therapeutic effect and could, in some cases, have serious health consequences to the patient. To date, PRO 542 has been well tolerated and non-immunogenic.

We expect to obtain results from our ongoing phase 2 clinical trial of PRO 542 in the second half of 2005. We plan to review these results with the intent of making a decision regarding the ongoing feasibility of this program.

Back to Contents

PRO 140

PRO 140 is a humanized monoclonal antibody designed to block the ability of HIV to infect cells by inhibiting virus-cell binding. We have designed PRO 140 to target a distinct site on CCR5 without interfering with the normal function of CCR5. We began phase 1 clinical trials in May 2004. The goal of these studies is to determine the tolerability, safety, pharmacology and immunogenicity of PRO 140 in healthy volunteers. We expect to complete these studies in mid-2005.

PRO 140 has shown promising activity in preclinical studies. In in vitro studies, PRO 140 demonstrated potent, broad-spectrum antiviral activity against more than 40 genetically diverse “primary” HIV viruses isolated directly from infected individuals. Single doses of a murine-based PRO 140 reduced viral burdens to undetectable levels in an animal model of HIV infection. In mice treated with PRO 140, initially high HIV concentrations became undetectable for up to nine days after a single dose. Additionally, multiple doses of PRO 140 reduced and then maintained viral loads at undetectable levels for the duration of therapy in an animal model of HIV infection. Sustaining undetectably low levels of virus in the blood is a primary goal of HIV therapy.

The “humanized” version of PRO 140 was developed for us by Protein Design Labs, Inc. See “— Licenses — Protein Design Labs.”

In May 2002, we entered into a fee-for-service agreement with ViroLogic, Inc. under which ViroLogic agreed to perform clinical laboratory tests using ViroLogic’s HIV resistance-testing technology on samples we provide. We use these services in connection with our clinical development of PRO 140 and PRO 542. Services under the contract are performed upon our submission of a work order setting forth an agreed-upon scope of clinical laboratory tests and services to be performed by ViroLogic, as well as a fee schedule. We are not obligated to submit any work orders and can terminate any work order with or without cause upon 30 days written notice, with the obligation to pay for work performed under the work order. As of December 31, 2004, we had paid to ViroLogic $71,000 under this agreement.

ProVax

ProVax is our vaccine product candidate under development for the prevention of HIV infection or as a therapeutic treatment for HIV-positive individuals. We are currently performing government-funded research and development of the ProVax vaccine in collaboration with the Weill Medical College of Cornell University.

ProVax contains critical surface proteins whose form closely mimics the structures found on HIV. In animal testing, ProVax stimulated the production of specific anti-HIV antibodies. When tested in the laboratory, these antibodies inactivated certain strains of HIV isolated from infected patients. The vaccine-elicited antibodies were observed to bind to the surface of the virus, rendering it non-infectious. Such neutralizing antibodies against HIV have been difficult to induce with vaccines currently in development.

In September 2003, we were awarded a contract by the National Institutes of Health (the “NIH”) to develop an HIV vaccine. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program. The contract provides for up to $28.6 million in funding to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Our scientists are the principal investigators under the contract and head the vaccine development effort. John P. Moore, Ph.D. of Weill Medical College of Cornell University and Preston A. Marx, Ph.D. of Tulane National Primate Research Center are collaborating with us and head the vaccine design and animal testing core groups, respectively, under a subcontract. A total of approximately $3.7 million is earmarked under the contract to fund such subcontracts. Funding under this contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees under the contract is subject to achievement of specified milestones. Through December 31, 2004, we had recognized revenue of $3.1 million from this contract, including $90,000 for the achievement of a milestone.

Back to Contents

Prostate Cancer

Prostate cancer is the most common form of cancer affecting U.S. and is the second leading cause of cancer deaths in men each year. The American Cancer Society estimated that 230,100 new cases of prostate cancer would be diagnosed and that 29,500 men would die from the disease in 2004 in the U.S.

Conventional therapies for prostate cancer include radical prostatectomy, in which the prostate gland is surgically removed, radiation and hormone therapies and chemotherapy. Surgery and radiation therapy may result in urinary incontinence and impotence. Hormone therapy and chemotherapy are generally not intended to be curative and are not actively used to treat localized, early-stage prostate cancer.

PSMA

Through PSMA Development Company LLC, our joint venture with Cytogen Corporation, we are engaged in research and development programs relating to vaccine and antibody immunotherapeutics based on PSMA. See “— Joint Venture Relating to PSMA.” PSMA is a protein that is abundantly expressed on the surface of prostate cancer cells as well as cells in the newly formed blood vessels of most other solid tumors. We believe that PSMA has applications in immunotherapeutics for prostate cancer and potentially for other types of cancer.

In December 2002, the joint venture initiated a phase 1 clinical trial with its therapeutic recombinant protein vaccine, which is designed to stimulate a patient’s immune system to recognize and destroy prostate cancer cells. This trial is being conducted pursuant to a physician IND by the Memorial Sloan-Kettering Cancer Center. The vaccine combines the PSMA cancer antigen (recombinant soluble PSMA, or “rsPSMA”) with an immune stimulant to induce an immune response against prostate cancer cells. The genetically engineered PSMA vaccine generated potent immune responses in preclinical animal testing. The ongoing clinical trial is designed to evaluate the safety, immunogenicity and immune-stimulating properties of the vaccine in patients with either newly diagnosed or recurrent prostate cancer. Enrollment in this clinical trial is complete, and preliminary findings showed that certain prostate cancer patients produced anti-PSMA antibodies in response to the vaccine. Additional research will be needed to optimize the production, immune response and anti-tumor activity of the vaccine before this product candidate will advance to Phase II.

The joint venture is also pursuing a vaccine program that utilizes viral vectors designed to deliver the PSMA gene to immune system cells in order to generate potent and specific immune responses to prostate cancer cells. In preclinical studies, this vaccine generated a potent dual response against PSMA, yielding a response by both antibodies and killer T-cells, the two principal mechanisms used by the immune system to eliminate abnormal cells. The joint venture is completing preclinical development activities on the PSMA viral-vector vaccine. We anticipate initiating phase 1 clinical trials in the second half of 2005.

The joint venture has also developed human monoclonal antibodies which bind to PSMA. These antibodies, which were developed under license from Abgenix, Inc., are designed to recognize the three-dimensional physical structure of the protein and possess a high affinity and specificity for PSMA. In November 2002, the joint venture reported that its PSMA monoclonal antibody substantially reduced tumor growth in an animal model of human prostate cancer. This antibody, which was conjugated, or attached, to a radioisotope, selectively delivered this lethal payload to cells that expressed PSMA on their surface. The joint venture is investigating a PSMA monoclonal antibody-toxin conjugate. We expect the joint venture to commence human clinical trials in 2006.

In 2004, the NIH awarded us two grants totaling $7.4 million to be paid over four years and a third grant for $600,000 to be paid over two years. The awards were made under the National Cancer Institute’s FLAIR program, or Flexible System to Advance Innovative Research for Cancer Drug Discovery by Small Business. One grant for $3.8 million was awarded to fund the development and clinical testing of a PSMA human monoclonal antibody for the treatment of metastatic prostate cancer. An additional grant for $3.6 million was awarded to fund

Back to Contents

the continued development of a rsPSMA vaccine. The grant for $600,000 was awarded to fund continued development of PSMA-targeted immunotoxins.

The joint venture currently has no approved 2005 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to the joint venture. If we do not reach an agreement regarding the 2005 budget and work plan, the programs conducted by the joint venture would likely be delayed or halted. Our timing expectations set forth above regarding the PSMA programs assume we are able to agree expeditiously with Cytogen on a budget and work plan for 2005. See “— Risk Factors — Disputes with Cytogen could delay or halt our PSMA programs.”

Other Product Candidates and Research Programs

     GMK Vaccine

GMK is a proprietary therapeutic vaccine that is designed to prevent recurrence of melanoma in patients who are at risk of relapse after surgery. We are currently conducting two phase 3 clinical trials of GMK.

Melanoma is a cancer of the skin cells that produce the pigment melanin. In early stages, melanoma is limited to the skin, but in later stages it can spread to the lungs, liver, brain and other organs. The National Cancer Institute estimated that in 2000 there were 550,860 melanoma patients in the U.S. The American Cancer Society estimates that there will be 55,100 new cases of melanoma diagnosed in the U.S. during 2004. Melanoma accounts for 4% of skin cancer cases, but 79% of skin cancer deaths. Melanoma has one of the fastest growing incidence rates of any cancer in the U.S.

GMK is being developed for the treatment of patients with Stage II or Stage III melanoma. The American Cancer Society estimates that the five-year relative survival rate for these melanoma patients ranges from 44% to 85%, depending on the stage of the disease and other physiological factors.

GMK entered a pivotal phase 3 clinical trial in the U.S. in August 1996. GMK was administered in this study by 12 subcutaneous injections over a two-year period on an out-patient basis. This clinical trial compares GMK with high-dose alpha-interferon in Stage IIb (advanced Stage II) and Stage III melanoma patients who have undergone surgery but are at high risk for recurrence. This randomized trial has been conducted nationally by the Eastern Cooperative Oncology Group, or ECOG, in conjunction with other major cancer centers, cooperative cancer research groups, hospitals and clinics. The primary endpoint of this trial is a comparison of the recurrence of melanoma in patients receiving GMK versus patients receiving high-dose alpha-interferon, the conventional treatment for high-risk melanoma patients. Additionally, the study is designed to compare quality of life and overall survival of patients in both groups.

In May 2000, as a result of an unplanned early analysis of a subset of the 880 patients enrolled in the trial, ECOG recommended to clinical investigators participating in the trial that they discontinue administering GMK. No safety issues were identified. ECOG’s decision was based on its early analysis of data from the subset group which, according to ECOG, showed that the relapse-free and overall survival rates for patients receiving the GMK vaccine were lower than for patients receiving high-dose alpha-interferon.

As a result of the actions of ECOG, the trial did not complete patient dosing as contemplated by the initial trial protocol. Despite ECOG’s actions, we extended our clinical trial to allow those patients who so elected, with the advice of their treating physicians, to complete the full dosing protocol. We continue to monitor all patients in the trial until its scheduled completion as contemplated by the initial protocol. We refer to “extending” the trial in this manner as an “extension study.” While all patients received at least a portion of the planned dosing, only about one-half of the patients received the full number of doses of GMK. We believe that the likely potential outcomes of the ECOG trial as supplemented by the extension study are as follows: if the data is good, the data could be used with data from one or more other trials in support of a filing with the FDA for marketing approval; if the data is not good or inconclusive, it would not be useful in support of an application for marketing approval, and further studies would be required. In any event, positive data from our second phase 3 clinical trial of GMK, described below, would likely be required to obtain marketing approval for this product candidate.

In May 2001, we initiated an international phase 3 clinical trial of the GMK vaccine to prevent the relapse of malignant melanoma. The study is being conducted with the European Organization for Research and

Back to Contents

Treatment of Cancer, or EORTC, Europe’s leading cancer cooperative group. The EORTC phase 3 trial protocol contemplates enrolling 1,300 patients who are at intermediate risk for recurrence of the disease. The study is recruiting patients from Europe and Australia. EORTC will randomize patients after surgery to receive either GMK or the current standard of care, which is no treatment but close monitoring. Patients on the vaccine arm of the study will receive 14 doses of GMK over three years, with an estimated two years of additional follow-up. We do not expect final data from this trial until 2009. The primary endpoint of this trial is to compare the recurrence of melanoma in patients receiving GMK with patients receiving observation and no treatment. The study will also compare overall survival of patients in both groups. At present, we expect to enroll all 1,300 patients by the second half of 2005.

     Hepatitis C Therapeutic

We are engaged in a research program to discover treatments for hepatitis C based on our discovery of a liver-specific receptor for the hepatitis C virus. Hepatitis C is a major cause of chronic liver disease. This receptor may provide a new target for hepatitis C therapy.

Joint Venture Relating to PSMA

In June 1999, we and Cytogen Corporation formed a joint venture in the form of a limited liability company for the purposes of conducting research, development, manufacturing and marketing of products related to PSMA. With certain limited exceptions, all patents and know-how owned by us or Cytogen and used or useful in the development of PSMA-based antibody or vaccine immunotherapeutics have been licensed to the joint venture. The principal intellectual property licensed initially are several patents and patent applications owned by Sloan-Kettering that relate to PSMA. We and Cytogen must also offer to license to the joint venture patents, patent applications and technical information used or useful in the joint venture’s field to which we or Cytogen acquire licensable rights. To date, we have been principally responsible for preclinical and clinical development. By the terms of the joint venture, Cytogen is principally responsible for product marketing, and we have co-promotion rights.

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

Under our agreement with Cytogen, we were required to pay to the joint venture $2.0 million in supplemental capital contributions, which were used by the joint venture to pay a $2.0 million non-refundable licensing fee to Cytogen.

In general, the amount of funds that we and Cytogen must contribute to fund the operations of the joint venture is based on a budget and a related work plan that are required to be approved by both parties and updated annually. We are required to fund that portion of the budget equal to our percentage interest in the joint venture (currently 50%). We were required to fund and recognize the initial cost of research up to $3.0 million. During the fourth quarter of 2001, we had surpassed the $3.0 million in funding for research costs, and funding obligations were thereafter shared equally by Cytogen and us. As of December 31, 2004, our portion of this joint funding obligation that we have paid was $12.3 million. According to the joint venture agreement, we may directly pursue and obtain government grants in support of the PSMA programs and retain related amounts not to exceed $3.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Joint Venture with Cytogen Corporation.”

The joint venture currently has no approved 2005 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to the joint venture. If we do not reach an agreement regarding the 2005 budget and work plan, the programs conducted by the joint venture would likely be delayed or halted and the joint venture could be dissolved.

We and Cytogen provide research and development services to the joint venture and are compensated for our services based on agreed upon terms which approximate our cost. All inventions made by us in connection with

Back to Contents

our research and development services to the joint venture are required to be assigned to the joint venture for its use and benefit.

The principal joint venture agreements generally terminate upon the last to expire of the patents licensed by the members to the joint venture or upon a breach by either member that is not cured within 60 days of written notice. Of the patents and patent applications that are the subject of the joint venture, the issued patents expire on dates ranging from 2014 and 2016. Patent term extensions and pending patent applications may extend the period of patent protection and thus the term of the joint venture agreements, when and if such patent applications are allowed and issued.

Licenses

We are a party to license agreements under which we have obtained rights to use certain technologies in our product development programs. Our joint venture with Cytogen has also entered into license agreements with third parties. Set forth below is a summary of the more significant of these licenses.

UR Labs

     We have entered into an agreement with UR Labs to obtain worldwide exclusive rights to intellectual property rights related to MNTX. UR Labs has exclusively licensed MNTX from the University of Chicago. In consideration for the license, we paid a nonrefundable, noncreditable license fee and are obligated to pay additional payments upon the occurrence of defined milestones associated with the MNTX product development and commercialization program. As of December 31, 2004 we had paid to UR Labs $550,000 under this agreement. If we satisfy all future development milestones specified in the agreement, we will be obligated to pay UR Labs an additional $1.2 million. Furthermore, we are required to pay royalties based upon net sales of the licensed products (but at a rate of not less than $100,000 per year after product approval in the U.S., if any). Upon prior written notice and an opportunity to cure, UR Labs may terminate the agreement under specified default circumstances that include our failure to achieve specified development milestones; however, the consent of UR Labs to appropriate revisions to the development milestones shall not be unreasonably withheld under specified circumstances. If not earlier terminated, the agreement continues so long as we are obligated to pay royalties on the sale of a licensed product (including MNTX) MNTX. If there is a valid patent relating to a licensed product in a particular country on the date of the first commercial sale in that country, we are obligated to pay royalties until the later of the expiration of the last to expire licensed patent or five years from the date of that sale. If a valid licensed patent does not exist in a particular country on the date of the first commercial sale of a licensed product in that country, we are obligated to pay royalties until seven years from the date of that sale. The last of the presently issued patents expire in 2017; however, patent term extensions may extend the period of our license rights, when and if such patent term extensions are granted.

Protein Design Labs

We have entered into a development and license agreement with Protein Design Labs, or PDL, for the humanization by PDL of PRO 140. Pursuant to the agreement, PDL developed the humanized PRO 140 monoclonal antibody and granted to us related exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how. In general, the license agreement terminates on the later of 10 years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter, the license is fully paid. The last of the presently issued patents expires in 2014; however, patent applications filed in the U.S. and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. As of December 31, 2004, we have paid to PDL approximately $2.9 million under this agreement. If all milestones specified under the agreement are achieved, we will be obligated to pay PDL an additional approximately $4.0 million. We are also required to pay annual maintenance fees of $150,000 and royalties based on the sale of products we develop under the license, although our obligation to pay the annual maintenance fee has been suspended until the earlier of a specified milestone or December 31, 2006. In the event of a default by one party, the agreement may be terminated, after an opportunity to cure, by the non-defaulting party upon prior written notice.

Back to Contents

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

Our license agreement requires us to achieve development milestones. The agreement states that we are required to have filed for marketing approval of a drug by 2000 and to commence manufacturing and distribution of a drug by 2002. We have not achieved these milestones due to delays that we believe could not have been reasonably avoided. The agreement provides that Sloan-Kettering shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and we believe that the delays referred to above satisfy the criteria for a revision of the milestone dates. While we have had discussions with Sloan-Kettering to obtain its consent to a revision of the milestone dates, Sloan-Kettering has not consented to a revision as of this time. The agreement may be terminated, after an opportunity to cure, by Sloan-Kettering for cause upon prior written notice.

As of December 31, 2004, we have paid to Sloan-Kettering $1.0 million under this agreement. In addition, we are obligated to pay royalties based on the sales of products under the license. We have a $200,000 minimum royalty payment obligation in any given calendar year, which is fully creditable against currently earned royalties payable by us to Sloan-Kettering in such year based on sales of licensed products.

Columbia University

We are party to a license agreement with Columbia University under which we obtained exclusive, worldwide rights to specified technology and materials relating to CD4. In general, the license agreement terminates (unless sooner terminated) upon the expiration of the last to expire of the licensed patents, which is presently 2021; however, patent applications that we have also licensed and patent term extensions may extend the period of our license rights, when and if the patent applications are allowed and issued or patent term extensions are granted.

Our license agreement requires us to achieve development milestones. Among others, the agreement states that we are required to have filed for marketing approval of a drug by June 2001 and to be manufacturing a drug for commercial distribution by June 2004. We have not achieved either of these milestones due to delays that we believe could not have been reasonably avoided and are reasonably beyond our control. The agreement provides that Columbia shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and we believe that the delays referred to above satisfy the criteria for a revision of the milestone dates. While we have had discussions with Columbia to obtain its consent to a revision of the milestone dates, Columbia has not consented to a revision as of this time. The agreement may be terminated, after an opportunity to cure, by Columbia for cause upon prior written notice.

Back to Contents

As of December 31, 2004, we have paid to Columbia $850,000 under this agreement. In addition, we are obligated to pay Columbia a milestone fee of $225,000. We are also required to pay annual maintenance fees of $50,000 and royalties based on the sale of products we develop under the license, if any.

Aquila Biopharmaceuticals

We have entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics Inc., pursuant to which Aquila agreed to supply us with all of our requirements for the QS-21 adjuvant used in GMK. QS-21 is the lead compound in the Stimulon family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the U.S., the licensed patent will expire in 2008.

Our license agreement requires us to achieve development milestones. The agreement states that we are required to have filed for marketing approval of a drug by 2001 and to commence the manufacture and distribution of a drug by 2003. We have not achieved these milestones due to delays that we believe could not have been reasonably avoided. The agreement provides that Aquila shall not unreasonably withhold consent to a reasonable revision of the milestone dates under specified circumstances, and we believe that the delays referred to above satisfy the criteria for a revision of the milestone dates. Aquila has not consented to a revision of the milestone dates. In the event of a default by one party, the agreement may be terminated, after an opportunity to cure, by the non-defaulting party upon prior written notice.

As of December 31, 2004, we have paid to Aquila $758,000 under this agreement. We have no future cash payment obligations relating to milestones under the agreement, although we are required to pay Aquila royalties on the sale of products we develop under the license.

Abgenix

In February 2001, our joint venture with Cytogen entered into a worldwide exclusive licensing agreement with Abgenix to use Abgenix’ XenoMouse™ technology for generating fully human antibodies to the joint venture’s PSMA antigen. In consideration for the license, the joint venture paid a nonrefundable, non-creditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. As of December 31, 2004, the joint venture has paid to Abgenix $850,000 under this agreement. If the joint venture achieves certain milestones specified under the agreement, it will be obligated to pay Abgenix an additional approximately $6.2 million. Furthermore, the joint venture is required to pay royalties based upon net sales of any antibody products. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. The joint venture has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

AlphaVax Human Vaccines

In September 2001, the joint venture entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating the joint venture’s proprietary PSMA antigen. In consideration for the license, the joint venture paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’ system. As of December 31, 2004, the joint venture has paid to AlphaVax $600,000 under this agreement. If the joint venture achieves certain milestones specified under the agreement, it will be obligated to pay AlphaVax an additional approximately $5.4 million. Furthermore, the joint venture is required to pay annual maintenance fees until the first commercial sale and royalties based upon net sales of any products developed using AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include the joint venture’s failure to achieve milestones; however, the consent of AlphaVax to

Back to Contents

revisions to the due dates for the milestones shall not be unreasonably withheld. The joint venture has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’ system or seven years from the first commercial sale of the products developed using AlphaVax’ system. The last of the presently issued patents expires in 2015; however, patent applications filed in the U.S. and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

ADARC

We have a letter agreement with The Aaron Diamond AIDS Research Center pursuant to which we have the exclusive right to pursue the commercial development, directly or with a partner, of products related to HIV based on patents jointly owned by ADARC and us.

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

Patents and Proprietary Technology

Our policy is to protect our proprietary technology, and we consider the protection of our rights to be important to our business. In addition to seeking U.S. patent protection for many of our inventions, we generally file patent applications in Canada, Japan, European countries that are party to the European Patent Convention and additional foreign countries on a selective basis in order to protect the inventions that we consider to be important to the development of our foreign business. Generally, patents issued in the U.S. are effective for:

•	the longer of 17 years from the date of issue or 20 years from the earliest asserted filing date of the corresponding patent application, if the patent application was filed prior to June 8, 1995; and

•	20 years from the earliest asserted filing date of the corresponding patent application, if the application was filed on or after June 8, 1995.

In addition, in certain instances, the patent term can be extended up to a maximum of five years to recapture a portion of the term during which the FDA regulatory review was being conducted. The duration of foreign patents varies in accordance with the provisions of applicable local law, although most countries provide for patent terms of 20 years from the earliest asserted filing date and allow patent extensions similar to those permitted in the U.S.

We also rely on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain a competitive position in our product areas. We generally require our employees, consultants and corporate partners who have access to our proprietary information to sign confidentiality agreements.

Currently our patent portfolio relating to our proprietary technologies in the symptom management and supportive care, HIV and cancer areas is comprised, on a worldwide basis, of 125 patents that have been issued or allowed and 154 pending patent applications, which we either own directly or of which we are the exclusive licensee. Our issued patents expire on dates ranging from 2006 through 2021. In addition, our joint venture with

Back to Contents

Cytogen owns directly or is the exclusive licensee of five patents that have been issued or allowed and 31 pending patent applications. The joint venture’s issued patents expire on dates ranging from 2014 to 2016. Patent term extensions and pending patent applications may extend the period of patent protection afforded our products in development.

We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating methylnaltrexone and other peripheral opioid antagonists, PSMA or related compounds and CCR5 monoclonal antibodies and of patents held, and patent applications filed, by these groups in those areas. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if asserted against us, any related patent rights could adversely affect our ability to commercialize our products.

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

Government Regulation

Progenics and our products are subject to comprehensive regulation by the Food and Drug Administration in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the preclinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, recordkeeping, advertising and promotion of our products. None of our product candidates has received marketing or other approval from the FDA or any other similar regulatory authority.

FDA approval of our products, including a review of the manufacturing processes and facilities used to produce such products, will be required before such products may be marketed in the U.S. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. We cannot assure you that approvals of our proposed products, processes, or facilities will be granted on a timely basis, or at all. If we experience delays in obtaining, or do not obtain, approvals for our products, commercialization of our products would be slowed or stopped. Moreover, even if we obtain regulatory approval, the approval may include significant limitations on indicated uses for which the product could be marketed or other significant marketing restrictions.

The process required by the FDA before our products may be approved for marketing in the U.S. generally involves:

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

Back to Contents

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

Unless the FDA objects to, makes comments to or raises questions concerning an IND, the IND will become effective 30 days following its receipt by the FDA, and initial clinical studies may begin, although companies often obtain affirmative FDA approval before beginning such studies. We cannot assure you that submission of an IND by us will result in FDA authorization to commence clinical trials.

A New Drug Application, or NDA, is an application to the FDA to market a new drug. The NDA must contain, among other things, information on:

•	chemistry, manufacturing, and controls;

•	non-clinical pharmacology and toxicology;

•	human pharmacokinetics and bioavailability; and

•	clinical data.

The new drug may not be marketed in the U.S. until the FDA has approved the NDA.

A Biologic License Application, or BLA, is an application to the FDA to market a biological product. The BLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. The biological product may not be marketed in the U.S. until a biologic license is issued.

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

Back to Contents

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

Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable government regulatory authorities in foreign countries must be obtained prior to marketing such product in such countries. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filing for certain European countries, in general, each country has its own procedures and requirements. We do not currently have any facilities or personnel outside of the U.S.

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

Manufacturing

We currently rely on single-source third party manufacturers for the supply of both bulk and finished form MNTX. We believe that our existing arrangements with such single-source third party manufacturers are reliable and adequate for the balance of our clinical trial and initial commercial supply requirements. However, we may in the future seek additional manufacturers for bulk and finished form MNTX as supplements and backup to our current arrangements.

In March 2005, we entered into an agreement with Mallinckrodt Inc. for the supply of the bulk form of MNTX. The contract provides for Mallinckrodt to supply product based on a rolling forecast to be provided by us to Mallinckrodt with respect to our anticipated needs and for the purchase by us of product on specified pricing terms. Under this agreement, we are obligated to purchase a portion of our requirements for bulk form MNTX from Mallinckrodt, although we have no set minimum purchase obligation. Product supplied to us by Mallinckrodt is required to satisfy technical specifications agreed to by us. The contract term extends to January 1, 2008 and renews automatically thereafter for successive one-year terms unless either party provides prior notice to the other. Prior to its expiration, the contract may be terminated by either party upon a material breach by the other party or upon the occurrence of specified bankruptcy or insolvency events.

Back to Contents

We currently manufacture PRO 542, PRO 140, GMK and protein vaccines in our biologics pilot production facilities in Tarrytown, New York. We have recently added a 150 liter bioreactor to increase our manufacturing capacity in support of our clinical programs. We have also acquired a 1,000 liter bioreactor, and we are considering the appropriate time and manner for installing and deploying this additional resource. We believe that our existing production facilities will be sufficient to meet our initial needs for clinical trials for these product candidates. However, these facilities may be insufficient for all of our late-stage clinical trials for these product candidates and would be insufficient for commercial-scale requirements. We may be required to further expand our manufacturing staff and facilities, obtain new facilities or contract with third parties or corporate collaborators to assist with production.

In order to establish a full-scale commercial manufacturing facility for any of our product candidates, we would need to spend substantial additional funds, hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

Sales and Marketing

We plan to market products for which we obtain regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third-party collaborators. We may also consider contracting with a third-party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. Cytogen has certain marketing rights with respect to the PSMA product candidates.

Competition

Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many companies and major universities and research institutions in the U.S. and abroad. We will face competition from companies marketing existing products or developing new products for diseases targeted by our technologies. Many of our competitors have substantially greater resources, experience in conducting preclinical studies and clinical trials and obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities than we do. Our products under development may not compete successfully with existing products or products under development by other companies, universities and other institutions. Our competitors may succeed in obtaining FDA marketing approval for products more rapidly than we do. Drug manufacturers that are first in the market with a therapeutic for a specific indication generally obtain and maintain a significant competitive advantage over later entrants. Accordingly, we believe that the speed with which we develop products, complete the clinical trials and approval processes and ultimately supply commercial quantities of the products to the market will be an important competitive factor.

With respect to MNTX, there are currently no FDA approved products for reversing the debilitating side effects of opioid pain therapy or for the treatment of post-operative bowel dysfunction. We are, however, aware of a product candidate that targets these therapeutic indications. This product, Entereg™ (alvimopan), is under development by Adolor Corporation, in collaboration with an affiliate of GlaxoSmith-Kline plc. Entereg™ is in advanced clinical development and is the subject of a pending application for marketing approval in the U.S. We believe, however, that Entereg™’s effects are limited to the lumen of the gastrointestinal tract, whereas MNTX is available systemically outside of the central nervous system. Additionally, it has been reported that a European specialty pharmaceutical company is in early clinical development of an oral formulation of methylnaltrexone for use in opioid-induced constipation.

With respect to our products for the treatment of HIV infection, three classes of products made by our competitors have been approved for marketing by the FDA for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors, protease inhibitors and entry inhibitors. These drugs have shown efficacy in reducing the concentration of HIV in the blood and prolonging asymptomatic periods in HIV-positive individuals, especially when administered in combination. We are aware of several competitors that are developing alternative treatments for HIV infection, including small molecules and monoclonal antibodies, some of which are directed against CCR5.

With respect to GMK, the FDA and certain other regulatory authorities have approved high-dose alpha-interferon for marketing as a treatment for patients with high-risk melanoma. High-dose alpha interferon has demonstrated efficacy for this indication.

Back to Contents

With respect to the immunotherapeutic products based on PSMA that we are developing through our joint venture with Cytogen, there are traditional forms of treatment for prostate cancer such as radiation and surgery. However, if the disease spreads, these forms of treatment can be ineffective. We are aware of several competitors who are developing alternative treatments for prostate cancer, including in-vivo and ex-vivo immunotherapies, some of which are directed against PSMA.

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

Competition with respect to our technologies and product candidates is and will be based, among other things, on:

•	efficacy and safety of our products;

•	timing and scope of regulatory approval;

•	product reliability and availability;

•	sales, marketing and manufacturing capabilities;

•	capabilities of our collaborators;

•	reimbursement coverage from insurance companies and others;

•	degree of clinical benefits of our product candidates relative to their costs;

•	method of administering a product;

•	price; and

•	patent protection.

Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the typically substantial period between technological conception and commercial sales. Competitive disadvantages in any of these factors could materially harm our business and financial condition.

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

Human Resources

At December 31, 2004, we had 136 full-time employees, 27 of whom, including Dr. Maddon, hold Ph.D. degrees and three of whom, including Dr. Maddon, hold M.D. degrees. At such date, 100 employees were engaged in research and development, medical and regulatory affairs and manufacturing activities and 36 were engaged in finance, legal, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Back to Contents

RISK FACTORS

Our business and operations entail a variety of serious risks and uncertainties, including those described below.

Our product development programs are inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. Our MNTX product candidate, which is designed to reverse certain side effects induced by opioids, is based on a novel method of action that has not yet been proven to be safe or effective. No drug with MNTX’s method of action has ever received marketing approval. Additionally, some of our HIV product candidates are designed to be effective by blocking viral entry, and our GMK product candidate is designed to be a therapeutic cancer vaccine. To our knowledge, no drug designed to treat HIV infection by blocking viral entry (with one exception) and no cancer therapeutic vaccine has been approved for marketing in the U.S. Our other research and development programs, and those conducted through our joint venture with Cytogen, involve similarly novel approaches to human therapeutics. Consequently, there is little precedent for the successful commercialization of products based on our technologies. There are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able to develop successfully any of our products.

If testing does not yield successful results, our products will not be approved.

To achieve the results we need to obtain marketing approval from regulatory authorities, we or our collaborators must demonstrate a product’s safety and efficacy through extensive preclinical and clinical testing. Numerous events may arise during, or as a result of, the testing process, including the following:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	potential products may not have the desired efficacy or may have undesirable side effects or other characteristics that preclude marketing approval or limit their commercial use if approved;

•	after reviewing test results, we or our collaborators may abandon projects which we previously believed to be promising; and

•	we, our collaborators or regulators may suspend or terminate clinical trials if we or they believe that the participating subjects or patients are being exposed to unacceptable health risks.

Clinical testing is very expensive and can take many years. Results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials. Moreover, many of our products, such as PRO 140 and the PSMA product candidates, are at an early stage of development. The successful commercialization of early stage products will require significant further research, development, testing, approvals by regulators and additional investment. Our products in the research or preclinical development stage may not yield results that would permit or justify clinical testing. Our failure to adequately demonstrate the safety and efficacy of a product under development would delay or prevent marketing approval of the product, which could adversely affect our operating results and credibility.

A setback in our clinical development programs could adversely affect us.

We have several ongoing late-stage clinical trials. We have completed a pivotal phase 3 clinical trial of MNTX for the treatment of opioid-induced constipation in patients with advanced medical illness, and another pivotal study of MNTX for this indication is ongoing. It is likely that we will need to successfully complete both of these trials in order to obtain approval of the FDA to market MNTX. We also have completed a phase 2 clinical trial of intravenous MNTX in patients at risk for post-operative bowel dysfunction and plan to conduct additional clinical trials of oral MNTX in chronic pain patients who experience opioid-induced constipation. If the results of any of these ongoing trials are not satisfactory, or if we encounter problems enrolling patients, clinical trial supply issues or other difficulties, our entire MNTX development program could be adversely affected, resulting in delays in commencing or completing clinical trials or in making our regulatory filing for marketing approval. The need to

Back to Contents

conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for the regulatory approvals necessary to market MNTX. Since MNTX is our most clinically advanced product, a setback of this nature would have a material adverse effect on our stock price and business.

We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK, and as a result that trial did not complete patient dosing as contemplated by the initial trial protocol. A second pivotal phase 3 trial for GMK was initiated in May 2001, and at present we do not expect to reach the full enrollment of 1,300 patients until the second half of 2005. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

We expect to obtain results from our phase 2 clinical trial of our PRO 542 HIV therapeutic in the second half of 2005. We plan to review these results with the intent of making a decision regarding the ongoing feasibility of this program.

Additionally, if the results of our phase 1 study with PRO 140 or the preclinical and clinical studies involving the PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of December 31, 2004, we had an accumulated deficit of approximately $119.3 million. We have derived no significant revenues from product sales or royalties, and we do not expect to achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval to market our products and then commercializing, either alone or with others, our products. We may not be able to develop and commercialize products. Moreover, our operations may not be profitable even if any of our products under development are commercialized.

We are likely to need additional financing, but our access to capital funding is uncertain.

As of December 31, 2004, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $31.2 million. During the year then ended, we had a net loss of $42.0 million and used cash in operating activities of $36.9 million. We anticipate significant increases in expenditures as we continue to expand our research and development activities, particularly in our MNTX programs. Consequently, we will need substantial additional funds to conduct product development activities. We believe our existing capital resources, together with revenue from currently approved government grants and contracts, should be sufficient to fund the activities contemplated by our current operating plan into the fourth quarter of 2005. We intend to seek external funding prior to that time, however, most likely through collaborative agreements, or other license or sale transactions, with one or more pharmaceutical companies regarding MNTX or other products, through the issuance and sale of securities or through additional government grants or contracts. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

Our access to capital funding is uncertain. We do not have committed external sources of funding for most of our drug development projects, and we may not be able to obtain additional funds on acceptable terms, or at all. We have developed a contingency plan, which provides for changes in our operations in the event that we are unable to secure additional funding in the near term. We would likely commence implementing this plan in the second quarter of 2005 if we are not able to secure additional funding by such time. This plan would include focusing our resources on our late-stage MNTX program, which we believe has the greatest likelihood of generating near-term cash flows, and reducing or eliminating funding to some or all of our other product development programs. There are other cost-containment initiatives that we could implement. These steps would likely adversely impact our prospects for product commercialization and, consequently, our prospects for product sales and profitability. We might also need to sell or license our product candidates or other technologies on terms that are not favorable to us, which could also

Back to Contents

adversely affect our prospects for profitability. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

If we raise funds by issuing and selling securities, it may be on terms that are not favorable to our existing stockholders. If we raise additional funds by selling equity securities, our current stockholders will be diluted, and new investors could have rights superior to our existing stockholders. If we raise funds by selling debt securities, we could be subject to restrictive covenants and significant repayment obligations.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Our clinical trials could take longer than we expect.

Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in this report and in other public disclosures, the actual timing of these events can vary dramatically. For example, during 2004, we experienced delays in our MNTX clinical development program as a result of slower than anticipated patient enrollment. These delays may recur. Our second pivotal phase 3 clinical trial of MNTX is being conducted in the hospice setting, where historically there has been limited resources, infrastructure and experienced personnel available to conduct such studies, which can lead to delays. Delays can also be caused by, among other things, deaths or other adverse medical events involving patients or subjects in our clinical trials, regulatory or patent issues, interim or final results of ongoing clinical trials, scheduling conflicts with participating clinicians and clinical institutions and manufacturing problems. In addition, our operating plan provides for the delay or suspension of our clinical trials, other than our late-stage MNTX program, if we are unable to obtain additional funding in the near term. Our clinical programs involving our joint venture with Cytogen could also be delayed by disagreements between Cytogen and us concerning funding development programs or other matters. The joint venture currently has no approved 2005 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to the joint venture. Clinical trials involving our product candidates may not commence or be completed as forecasted.

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

We do not yet have, and may never obtain, the regulatory approvals we need to market our products.

We will need to obtain regulatory approval before we can market our product candidates. None of our products has been approved by applicable regulatory authorities for marketing. The process of obtaining FDA and foreign regulatory approvals often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications necessary to gain marketing approvals. We may not obtain marketing approval from the FDA or any other regulatory authority for any of our products under development.

Back to Contents

Even if we obtain regulatory approval to market a product:

•	we might not obtain labeling claims necessary to make the product commercially viable (in general, labeling claims define the medical conditions for which a drug product may be marketed, and are therefore very important to the commercial success of a product);

•	we may be required to undertake post-marketing trials to verify the product’s efficacy or safety;

•	identification of side effects after the product is on the market or the occurrence of manufacturing problems could result in subsequent withdrawal of marketing approval, reformulation of the product, additional preclinical testing or clinical trials, changes in labeling of the product or the need for additional marketing applications; and

•	we will be subject to ongoing FDA obligations and continuous regulatory review.

If we fail to receive marketing approval for our products or lose previously received approvals, our financial results would be adversely affected.

Even if we obtain marketing approval for our products, they might not be accepted in the marketplace.

The commercial success of our products will depend upon their acceptance by the medical community and third party payors as clinically useful, cost effective and safe. Even if our products obtain marketing approval, they may not achieve market acceptance. If any of our products do not achieve market acceptance, we will likely lose our entire investment in that product.

Marketplace acceptance will depend in part on competition in our industry, which is intense.

The extent to which any of our products achieves market acceptance will depend on competitive factors. Competition in our industry is intense, and it is accentuated by the rapid pace of technological development. There are products currently in the market that will compete with the products that we are developing, including chemotherapy drugs for treating cancer and AIDS drugs. As described below, Adolor Corporation is developing a drug that would compete with MNTX. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our operating results and financial position would suffer.

One or more competitors developing an opioid antagonist may reach the market ahead of us and adversely affect the market potential for MNTX.

We are aware that Adolor Corporation, in collaboration with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing an opioid antagonist, EnteregTM (alvimopan), for post-operative ileus, which has completed phase 3 clinical trials, and for opioid bowel dysfunction and chronic constipation, which are in phase 2 trials. Post-operative ileus is a condition similar to post-operative bowel dysfunction, a condition for which we are developing MNTX. Entereg is further along in the clinical development process than MNTX and is the subject of an application pending with the FDA for marketing approval in the U.S. Additionally, it has been reported that a European specialty pharmaceutical company is in early clinical development of an oral formulation of methylnaltrexone for use in opioid-induced constipation. If either of these products reaches the market before our MNTX product, it could achieve a significant competitive advantage relative to our product. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

Disputes with Cytogen could delay or halt our PSMA programs.

Our research and development programs relating to vaccine and antibody immunotherapeutics based on PSMA are conducted through a joint venture between Cytogen Corporation and us. This is a 50/50 joint venture, meaning that our ownership rights in the programs, funding obligations and governance rights generally are equal. As a result, for the joint venture to operate efficiently, and for the research and development programs to be adequately funded and staffed and productive, we and Cytogen must be in agreement on strategic and operational

Back to Contents

matters. There is a significant risk that, as a result of differing views and priorities, there will be occasions when we do not agree on various matters, as is the case currently.

Our level of commitment to fund the PSMA joint venture and that of our joint venture partner, Cytogen, is based upon a budget and work plan that are developed and approved annually by the parties. We have in the past experienced delays in reaching agreement with Cytogen regarding annual budget issues and strategic and operational matters relating to the joint venture. The joint venture currently has no approved 2005 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to the joint venture. If we do not reach an agreement regarding the 2005 budget and work plan, we would likely experience delays in advancing the PSMA programs and may need to dissolve the joint venture and abandon the PSMA programs being conducted by the joint venture. We may not reach an agreement with Cytogen on these matters.

If we are unable to negotiate collaborative agreements, our cash burn rate could increase and our rate of product development could decrease.

We intend to pursue new collaborative agreements. For instance, we are currently in discussions with potential strategic collaborators for MNTX. However, we may not be successful in negotiating additional collaborative arrangements. If we do not enter into new collaborative arrangements, we would have to devote more of our resources to clinical product development and product-launch activities, and our cash burn rate would increase or we would need to take steps to reduce our rate of product development.

If we do not remedy our failure to achieve milestones or satisfy conditions regarding some of our product candidates, we may not maintain our rights under our licenses relating to these product candidates.

We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, to maintain our rights under our licenses, including our licenses from UR Labs, Inc. (relating to MNTX), Sloan-Kettering Institute for Cancer Research (relating to GMK) and Columbia University (relating to PRO 542). We may not be able to maintain our rights under these licenses.

Under our license agreements relating to GMK and PRO 542, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to have commenced commercialization of the drug by 2002 (for GMK) and to have filed for marketing approval by 2001 (for PRO 542). We have not achieved these and other milestones and are unlikely to achieve them soon. We are in a similar position with respect to our license agreement with Aquila Biopharmaceuticals Inc. concerning QS-21, a component of GMK. If we can establish that our failure to achieve these milestones resulted from technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license.

If we do not comply with our obligations under our license agreements, the licensors may terminate them. Termination of any of our licenses could result in our losing our rights to, and therefore being unable to commercialize, any related product. We have had discussions with Sloan-Kettering and Columbia to reach agreement on the revision of applicable milestone dates. We may not, however, reach agreement with these licensors in a manner favorable to us.

We have limited manufacturing capabilities, which could adversely impact our ability to commercialize products.

We have limited manufacturing capabilities, which may result in increased costs of production or delay product development or commercialization. In order to commercialize our product candidates successfully, we or our collaborators must be able to manufacture products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. The manufacture of our product candidates can be complex, difficult to accomplish even in small quantities, difficult to scale-up for large-scale production and subject to delays, inefficiencies and low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. If adequate supplies of any of our product candidates or related materials are

Back to Contents

not available to us on a timely basis or at all, our clinical trials could be seriously delayed, since these materials are time-consuming to manufacture and cannot be readily obtained from third-party sources.

We operate pilot-scale manufacturing facilities for the production of vaccines and recombinant proteins. We believe that, for these types of product candidates, these facilities will be sufficient to meet our initial needs for clinical trials. However, these facilities may be insufficient for late-stage clinical trials for these types of product candidates, and would be insufficient for commercial-scale manufacturing requirements. We may be required to expand further our manufacturing staff and facilities, obtain new facilities or contract with corporate collaborators or other third parties to assist with production.

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

We have entered into arrangements with third parties for the manufacture of some of our products. Our third-party sourcing strategy may not result in a cost-effective means for manufacturing products. In employing third-party manufacturers, we will not control many aspects of the manufacturing process, including compliance by these third parties with the FDA’s current Good Manufacturing Practices and other regulatory requirements. We may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs.

PRO 542 is a recombinant protein, which generally involves more complex production methods than small-molecule drugs. Manufacturing PRO 542 is challenging, and these challenges could increase the cost of production, delay product development or commercialization or otherwise adversely impact our ability to commercialize PRO 542, should we choose to continue this program.

We are dependent on our patents and proprietary rights. The validity, enforceability and commercial value of these rights are highly uncertain.

Our success is dependent in part on obtaining, maintaining and enforcing patent and other proprietary rights. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed, or the degree of protection afforded, under patents in this area. Accordingly, the patent applications owned by or licensed to us may not result in patents being issued. We are aware of other groups that have claimed discoveries similar to those covered by our patent applications. We do not expect to know for several years the relative strength of our patent position as compared to these other groups. Furthermore, patents that we own or license may not enable us to preclude competitors from commercializing drugs, and consequently may not provide us with any meaningful competitive advantage.

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

Generally, we have the right to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. In addition, our license agreement with UR Labs regarding MNTX gives us the right to prosecute and maintain the licensed patents. We bear the cost of engaging in some or all of these activities with respect to our license agreements with Sloan-Kettering for GMK, Columbia for PRO 542 and UR Labs for MNTX. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under specified circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

We also rely on unpatented technology, trade secrets and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to our

Back to Contents

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

There may be patent rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products infringe patent rights of others, the patent owners could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any patent that we infringe may not be available on acceptable terms or at all. We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating methylnaltrexone and other peripheral opioid antagonists, PSMA or related compounds and CCR5 monoclonal antibodies and of patents held, and patent applications filed, by these groups in those areas. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if asserted against us, any related patent rights could adversely affect our ability to commercialize our products.

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

We rely in part on third parties to perform a variety of functions. We are party to numerous agreements which place substantial responsibility on clinical research organizations, consultants and other service providers for the development of our products. We also rely on medical and academic institutions to perform aspects of our clinical trials of product candidates. In addition, an element of our research and development strategy is to in-license technology and product candidates from academic and government institutions in order to minimize investments in early research. We may not be able to maintain any of these relationships or establish new ones on beneficial terms. Furthermore, we may not be able to enter new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully.

We lack sales and marketing experience, which will make us dependent on third parties for their expertise in this area.

We have no experience in sales, marketing or distribution. If we receive marketing approval, we expect to market and sell our products, including MNTX, principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. We currently do not have a marketing partner for MNTX. To the extent that we enter into distribution, co-marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of our products, any revenues we receive will depend primarily on the efforts of third parties. We will not control the amount and timing of marketing resources these third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources would be required to develop an internal sales force. We may not be able to establish a successful sales force should we choose to do so.

Back to Contents

If we lose key management and scientific personnel on whom we depend, our business could suffer.

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Paul J. Maddon, our Chief Executive Officer and Chief Science Officer, could cause our management and operations to suffer. We have an employment agreement with Dr. Maddon, the initial term of which runs through June 30, 2005, subject to an automatic renewal for an additional period of two years unless either party provides ninety days prior notice of non-renewal. See “Item 11. Executive Compensation – Employment Agreements.” We are currently in disucssions with Dr. Maddon regarding the renewal of his employment agreement and expect that the agreement will be renewed. Employment agreements do not, however, assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

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

Ronald J. Prentki, our President and a director, notified us on March 4, 2005 of his resignation as an officer and director. Mr. Prentki has been responsible for our business development, corporate communications, finance, investor relations, legal and manufacturing and preclinical development functions. We have no present intention to fill the executive position vacated by Mr. Prentki. This resignation will result in additional demands on Dr. Maddon and our other senior executives.

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

We currently obtain supplies of critical raw materials used in production of MNTX, GMK and other of our product candidates from single sources. In particular, we rely on single-source third-party manufacturers for the supply of both bulk and finished form MNTX. We have a supply agreement with Mallinckrodt Inc., our supplier of bulk form MNTX, which has an initial term that expires on January 1, 2008. We do not have long-term contracts with any of our other suppliers. In addition, commercialization of GMK requires an adjuvant, QS-21, available only from Antigenics Inc. Our existing arrangements may not result in the supply of sufficient quantities of our product candidates needed to accomplish our clinical development programs, and we may not have the right or capability to manufacture sufficient quantities of these products to meet our needs if our suppliers are unable or unwilling to do so. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

A substantial portion of our funding comes from federal government grants and research contracts. We cannot rely on these grants or contracts as a continuing source of funds.

A substantial portion of our revenues to date has been derived from federal government grants and research contracts. In addition to previous years’ awards, in 2004 we were awarded, in the aggregate, approximately $9.2 million in NIH grants and research contracts. We cannot rely on grants or additional contracts as a continuing source of funds. Moreover, funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. For example, the $28.6 million contract awarded to us by the NIH in September 2003 must be used by us in furtherance of our efforts to develop an HIV vaccine. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing grants or contracts may be less than those received to date.

If health care reform measures are enacted, our operating results and our ability to commercialize products could be adversely affected.

In recent years, there have been numerous proposals to change the health care system in the U.S. and in foreign jurisdictions. Some of these proposals have included measures that would limit or eliminate payments for

Back to Contents

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

If we or any of our collaborators succeed in bringing one or more of our products to market, third-party payors may establish and maintain price levels insufficient for us to realize an appropriate return on our investment in product development. Significant changes in the health care system in the U.S. or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our operating results and our ability to raise capital and commercialize products.

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

Our research and development work and manufacturing processes involve the use of hazardous, controlled and radioactive materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Despite procedures that we implement for handling and disposing of these materials, we cannot eliminate the risk of accidental contamination or injury. In the event of a hazardous waste spill or other accident, we could be liable for damages, penalties or other forms of censure. In addition, we may be required to incur significant costs to comply with environmental laws and regulations in the future.

Our stock price has a history of volatility. You should consider an investment in our stock as risky and invest only if you can withstand a significant loss.

Our stock price has a history of significant volatility. Between January 1, 2002 and December 31, 2004, our stock price has ranged from $3.82 to $23.45 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

•	the results of preclinical studies and clinical trials involving our products or those of our competitors;

•	changes in the status of any of our drug development programs, including delays in clinical trials or program terminations;

•	developments regarding our efforts to achieve marketing approval for our products;

•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

Back to Contents

•	developments in our relationships with collaborative partners;

•	developments in patent or other proprietary rights;

•	governmental regulation;

•	changes in reimbursement policies or health care legislation;

•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

•	our ability to fund on-going operations;

•	fluctuations in our operating results; and

•	general market conditions.

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

Item 2.    Properties

We occupy in total approximately 76,500 square feet of laboratory, manufacturing and office space on a single campus in Tarrytown, New York. We occupy approximately 42,900 square feet of this space pursuant to a sublease which terminates in June 2007, with an option to renew for one additional two-year term. The base monthly rent for this space is $65,000 through June 30, 2007, plus additional utility charges. We occupy approximately 33,600 square feet pursuant to a lease expiring on December 31, 2009, with an option to renew for two additional five-year terms. The base monthly rent for this space is $56,000 through August 31, 2007 and

Back to Contents

$65,000 for the period from September 1, 2007 to December 31, 2009. In addition to rents due under these agreements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

Back to Contents

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Year ended December 31, 2003
First quarter	$7.75	$3.82
Second quarter	15.80	4.38
Third quarter	20.35	13.08
Fourth quarter	20.84	15.75

Year ended December 31, 2004
First quarter	23.45	17.60
Second quarter	20.79	14.85
Third quarter	16.92	8.50
Fourth quarter	18.08	12.25

On March 15, 2005, the last sale price for our common stock as reported by Nasdaq was $19.66. There were approximately 141 holders of record of our common stock as of March 15, 2005.

Dividends

We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Back to Contents

Item 6.	Selected Financial Data

The selected financial data presented below as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 are derived from the Company’s audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 2000, 2001 and 2002 and for each of the two years in the period ended December 31, 2001 are derived from the Company’s audited financial statements not included herein. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes included elsewhere herein.

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Contract research and development, joint venture		$199	$5,298	$2,486	$2,008
Contract research and development, other	$7,070	4,397	194
Research grants and contracts	2,707	4,244	4,544	4,826	7,483
Product sales	45	43	49	149	85

Total revenues	9,822	8,883	10,085	7,461	9,576

Expenses:
Research and development	13,075	14,501	23,761	27,241	36,063
General and administrative	5,042	6,499	6,484	8,029	12,580
Loss in Joint Venture	945	2,225	2,886	2,525	2,134
Depreciation and amortization	709	707	1,049	1,273	1,566

Total expenses	19,771	23,932	34,180	39,068	52,343

Operating loss	(9,949)	(15,049)	(24,095)	(31,607)	(42,767)
Other income (expense):
Interest income	4,127	3,348	1,708	625	780
Interest expense	(95)	(49)	(2)	(4)
Payment from collaborator		9,852
Loss on sale of marketable securities					(31)
Payment from insurance settlement			1,600

Total other income	4,032	13,151	3,306	621	749

Net loss	$(5,917)	$(1,898)	$(20,789)	$(30,986)	$(42,018)

Per share amounts on net loss:
Basic and diluted	$(0.49)	$(0.15)	$(1.66)	$(2.32)	$(2.48)

	December 31,

	2000	2001	2002	2003	2004

	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$60,424	$61,877	$42,374	$65,663	$31,207
Working capital	48,808	40,650	36,209	56,228	25,667
Total assets	67,013	67,481	48,118	72,886	39,545
Deferred lease liability	4	39	71	50	42
Total stockholders’ equity	64,754	64,345	45,147	67,683	31,838

Back to Contents

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General.   We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. We commenced principal operations in late 1988, and since that time we have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. We do not currently have any commercial products. In order to commercialize the principal products that we have under development, we will need to address a number of technological and clinical challenges and comply with comprehensive regulatory requirements. Accordingly, we cannot predict the amount of funds that we will require, or the length of time that will pass, before we receive significant revenues from sales of any of our products. We may never achieve significant product sales.

To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels. Our other sources of revenues through December 31, 2004 have been payments received under our former collaboration agreements and from PSMA Development Company LLC, our joint venture with Cytogen Corporation, research grants and contracts related to our cancer and HIV programs and interest income.

A majority of our expenditures to date have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings with regulators for approval to market our product candidates.

Our most advanced product candidate and likeliest source of product revenue is methylnaltrexone (“MNTX”). We are conducting a broad clinical development program for MNTX in several settings involving symptom management and supportive care. It is likely that we will need to complete successfully both of our two phase 3 clinical trials of MNTX, in which we are evaluating MNTX as a treatment for opioid-induced constipation in patients with advanced medical illness, in order to obtain regulatory approval to market MNTX. We completed patient enrollment in the first of these trials, which we call the 301 trial, in the fourth quarter of 2004 and subsequently announced positive top-line results. We anticipate completion of patient enrollment in the second trial, which we call the 302 trial, in mid-year 2005. Assuming we accomplish this objective and the data are positive, we could file with the U.S. Food and Drug Administration (“FDA”) a New Drug Application (“NDA”) for marketing approval for MNTX for the treatment of opioid-induced constipation in patients with advanced medical illness as early as the end of 2005. We expect that it would take at least six months for the FDA to act on our application.

Back to Contents

We are also developing MNTX for the management of post-operative bowel dysfunction, a serious paralysis of the gastrointestinal tract. We have completed a Phase 2 clinical trial of MNTX for this indication. We completed enrollment for the trial, which we call the 203 trial, in the fourth quarter of 2004 and announced positive top-line results in January 2005. We plan to complete a more in-depth analysis of the data and meet with the FDA in 2005 to discuss designing a phase 3 clinical program. We are also developing oral MNTX for the treatment of opioid-induced constipation in patients with chronic pain and have completed phase 1 clinical trials of oral MNTX in healthy volunteers. We plan to initiate in 2005 phase 2 clinical studies of oral MNTX in chronic pain patients who experience opioid-induced constipation.

The statements above as to our expectations for achieving various milestones are forward-looking statements. There are a variety of factors that may prevent us from achieving these milestones within the timeframes suggested, or at all, including a continuation in delays we have experienced in the past in enrolling patients, the inherent uncertainties associated with seeking marketing approvals from the FDA and the other factors described herein under the caption “Item 1. Business — Risk Factors.”

With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at December 31, 2004, an accumulated deficit of approximately $119.3 million. At December 31, 2004, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $31.2 million. During the year then ended, we had a net loss of $42.0 million and used cash in operating activities of $36.9 million. We do not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and we expect our expenses to increase. Consequently, we will require significant additional external funding in the near term to continue our operations at their current levels. We have developed a contingency plan, which provides for changes in our operations in the event that we are unable to secure additional funding in the near term. We would likely commence implementing this plan in the second quarter of 2005 if we are not able to secure additional funding by such time. The contingency plan would include curtailing significantly one or more of our product development programs and engaging in other cost containment initiatives. See “— Liquidity and Capital Resources.”

Joint Venture with Cytogen Corporation.   We have a 50% interest in our joint venture with Cytogen Corporation. We were required to fund the first $3.0 million of the joint venture’s research and development costs. Prior to reaching $3.0 million of such costs, we recognized reimbursements on a net basis and did not recognize any revenue from the joint venture. During the fourth quarter of 2001, we surpassed the $3.0 million threshold, at which time we began recognizing revenue for services and costs being provided to and paid by the joint venture. Our revenues from the joint venture do not result in significant net cash flows to us, since they are relatively minor in comparison to our expenses and because they are offset in part by capital contributions that we must make to the joint venture.

Under our agreement with Cytogen, we were required to pay to the joint venture $2.0 million in supplemental capital contributions at certain defined dates or upon the achievement by the joint venture of defined milestones. Since it was probable that we would be required to fund the $2.0 million supplemental capital contribution, on June 15, 1999 we recorded a liability to the joint venture of approximately $1.8 million. Such amount represented the present value of the supplemental capital contributions discounted at 10%. The discount was amortized as interest expense over the term of the remaining payments. One million dollars was paid in 1999 and $0.5 million was paid during each of 2000 and 2001.

The joint venture’s research and development programs and other operations are conducted on its behalf by us, Cytogen and third party providers. We and Cytogen are compensated by the joint venture for our services provided to the joint venture. From June 1999 through January 2004, our services to the joint venture were provided pursuant to the terms of a services agreement. This services agreement, as extended, expired effective January 31, 2004. Although both parties have continued to provide services to the joint venture subsequent to January 2004 (and have been compensated for these services), we and Cytogen have not yet agreed upon the terms of a replacement services agreement. The level of future revenues we derive from the joint venture will depend on the nature and amount of research and development services requested of us by the joint venture as well as the future financial position of the joint venture.

Our and Cytogen’s respective levels of commitment to fund the joint venture is based on a budget and work plan that are developed annually by the parties. The budget is intended to be sufficient to fund research and development projects for the then-current year. We have in the past experienced delays in reaching agreement with

Back to Contents

Cytogen regarding budget issues and strategic and operational matters relating to the joint venture. The joint venture currently has no approved 2005 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to the joint venture. If we do not reach an agreement regarding the 2005 budget and work plan, the programs conducted by the joint venture would likely be delayed or halted, and our capital commitments to, and revenues associated with, the joint venture would be reduced or eliminated. We may not reach an agreement with Cytogen on these matters.

According to the joint venture agreement, and in consideration of our initial incremental capital contribution and recognition of $3.0 million of joint venture research expenditures, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies and retain related amounts not to exceed $3.0 million. Through December 31, 2004, we had recognized approximately $2.3 million of revenue from eight governmental grants relating to PSMA technologies. This $2.3 million is included in grant revenue in our accompanying financial statements. Proceeds received from the joint venture for research activities for which we have also received corresponding grant revenue is reflected in the accompanying financial statements as adjustments to reduce to joint venture losses and contract revenue from the joint venture. Such adjustments were $927,000 and $762,000 for the years ended December 31, 2003 and 2004, respectively.

Results of Operations (amounts in thousands)

Years Ended December 31, 2003 and 2004

Revenues:

We recognized $2,486 and $2,008 of revenue for research and development services performed for the joint venture during 2003 and 2004, respectively. Proceeds received from grants related to the joint venture and for which we have also been compensated by the joint venture for services provided were $927 in 2003 and $762 in 2004. As described above, we have reflected in the accompanying financial statements adjustments to decrease joint venture losses and decrease contract revenue from the joint venture in respect of such amounts. We and the joint venture have applied for additional grant funding.

Revenues from research grants and contracts increased from $4,826 in 2003 to $7,483 in 2004. The increase resulted from the funding of a greater number of grants and contracts in 2004. Additionally, in September 2003, we were awarded a contract by the National Institutes of Health (the “NIH Contract”). The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. Our scientists are the principal investigators under the contract and head the vaccine development effort. Existing academic collaborators of ours head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees is subject to achievement of specified milestones. Based on our currently approved grants, the NIH Contract, and planned grant submissions, we expect revenues from grants and contracts to remain at the current level or increase somewhat over the next five years.

Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, and product manufacturing costs. In late 2001, we in-licensed MNTX. A major portion of our spending has been, and we expect will continue to be, associated with this product candidate. Research and development expenses increased $8,822 from $27,241 in 2003 to $36,063 in 2004. During 2004, such expenses consisted of approximately $12,193 of salaries and benefits, $8,858 of clinical trial costs, $6,975 in laboratory supplies, $3,566 for operating expenses, including rent and other facilities costs, insurance and travel, $2,446 for contract manufacturing and subcontractors, $1,594 for consultants, and $431 in license fees.

Increases year over year included:

•	$4,476 in clinical trial costs, primarily for MNTX,

Back to Contents

•	$3,426 in salaries and benefits related to company-wide compensation increases as well as an increase in headcount from 83 in 2003 to 100 in 2004 in the research and development, manufacturing and medical departments,

•	$1,499 in operating expenses,

•	$865 in consultants related to MNTX,

•	$831 in laboratory supplies, of which $380 related to HIV programs, $233 related to the GMK program and $218 related to other, non- MNTX programs, and

•	$102 in contract manufacturing and subcontractor costs related to MNTX.

These increases were offset in part by decreases of:

•	$1,117 in contract manufacturing and subcontractor costs,

•	$608 in laboratory supplies for MNTX,

•	$486 in license fees; $50 for MNTX and $436 related to our HIV programs, and

•	$166 in consulting fees.

We expect to incur significant increases in research and development costs related to MNTX as the clinical programs expand and progress. These expenses would be reduced if we enter into a collaboration for MNTX in which the collaborator assumes financial responsibility for future development of MNTX, or if we choose not to advance all of our MNTX programs. Spending in other programs is expected to remain relatively stable.

General and administrative expenses increased from $8,029 in 2003 to $12,580 in 2004. The $4,551 increase was principally due to increases of:

•	$540 related to an increase in administrative headcount,

•	$3,178 in professional fees including patent costs, recruiting and audit related fees (including $1,708 related to compliance with newly implemented requirements concerning internal controls over financial reporting),

•	$534 in operating expenses including rent, insurance, travel and office supplies,

•	$158 in consulting costs, and

•	$141 in franchise taxes.

Loss in joint venture decreased from $2,525 in 2003 to $2,134 in 2004. As further described above, we recognized $927 and $762 in 2003 and 2004, respectively, of payments received from the joint venture as a reduction to joint venture losses and contract revenue from the joint venture.

Depreciation and amortization increased from $1,273 in 2003 to $1,566 in 2004 as we purchased capital assets and made leasehold improvements in 2004 to increase our manufacturing capacity.

Other income (expense):

Interest income increased from $625 in 2003 to $780 in 2004 as cash available for investing increased year over year. In November 2003, we completed a public offering of 3,333 shares common stock which provided $49,800, net of expenses. We recognized a loss of $31 on the sale of marketable securities.

Net loss:

Our net loss was $30,986 in 2003 compared to a net loss of $42,018 in 2004.

Back to Contents

Years Ended December 31, 2002 and 2003

Revenues:

We recognized $5,298 and $2,486 of revenue for research and development services performed for the JV during 2002 and 2003, respectively. Approximately $1,937 of the amount recognized in 2002 represents reimbursement for third party expense paid by us. Proceeds received from the joint venture for research activities for which we have also received corresponding grant revenue were $0 in 2002 and $927 in 2003.

Other contract research and development revenue declined from $194 in 2002 to $0 in 2003 as our commitments for such work were completed.

Revenues from research grants and contracts increased from $4,544 in 2002 to $4,826 in 2003. The increase resulted from the funding of a greater number of grants and the NIH Contract awarded in September 2003.

Expenses:

Research and development expenses increased from $23,761 in 2002 to $27,241 in 2003. During 2003, such expenses consisted of approximately $8,767 of salaries and benefits, $6,752 in laboratory supplies, $4,382 for clinical trial costs, $3,461 for contract manufacturing and subcontractors, $2,067 for operating expenses, including rent and other facilities costs, insurance and travel, $917 in license fees, and $895 for consultants. The increase of $3,480 year over year was principally due to increases of:

•	$3,836 in manufacturing supplies and clinical trial costs for MNTX,

•	$1,923 related to an increase in salaries and benefits related to company-wide compensation increases as well as an increase in headcount from 70 in 2002 to 83 in 2003 in the research and development, manufacturing and medical departments,

•	$343 in manufacturing supplies for PRO 140,

•	$339 in operating expenses, and

•	$323 in contract research expense.

These increases were offset in part by decreases of:

•	$1,049 in PSMA supplies purchase for the joint venture (such supplies were purchased directly by the joint venture in 2003),

•	$517 in contract manufacturing and laboratory supplies for PRO 542,

•	$462 in general laboratory supplies and miscellaneous,

•	$460 in manufacturing supplies and clinical trial costs for GMK,

•	$387 in subcontractor costs under grants and contracts,

•	$306 in supplies and consulting costs for a discontinued research program, and

•	$103 in license fees.

General and administrative expenses increased from $6,484 in 2002 to $8,029 in 2003. The $1,545 increase was principally due to increases of:

•	$623 related to an increase in administrative headcount,

•	$447 in professional fees including patent costs, recruiting and audit related fees,

•	$436 in operating expenses including rent, insurance and office supplies, and

Back to Contents

•	$39 in consulting costs and franchise taxes.

Loss in joint venture decreased from $2,886 in 2002 to $2,525 in 2003. As further described above, during 2003, we recognized approximately $927 of payments received from the joint venture as an adjustment to joint venture losses rather than contract revenue from the joint venture.

Depreciation and amortization increased from $1,049 in 2002 to $1,273 in 2003 as we purchased capital assets and made leasehold improvements in 2003 to accommodate expansion.

Other income (expense):

Interest income decreased from $1,708 in 2002 to $625 in 2003 as cash available for investing decreased and interest rates declined year over year. During 2002, we received a $1,600 payment from an insurance settlement related to a heat excursion in our storage facility.

Net loss:

Our net loss was $20,789 in 2002 compared to a net loss of $30,986 in 2003.

Liquidity and Capital Resources

We have to date generated no meaningful amounts of recurring revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, loans that were subsequently converted into equity securities, a line of credit that was repaid and terminated, payments received under collaboration agreements, three public offerings of common stock, funding under government research grants and contracts, interest on investments and the proceeds from the exercise of outstanding options and warrants. In November 2003, we completed our third public offering of common stock which provided us with $49.8 million in net proceeds.

At December 31, 2004, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $31.2 million compared with $65.7 million at December 31, 2003. Net cash used in operating activities for the year ended December 31, 2004 was $36.9 million compared with $27.4 million for the same period in 2003. The increase of $9.5 million in net cash used in operations for the year ended December 31, 2004 over the previous year resulted primarily from an increase in our net loss of $11.0 million to $42.0 million for the year ended December 31, 2004, impacted by (i) an increase of $293 in non-cash depreciation and amortization resulting from the purchase of fixed assets and leasehold improvements for our expanded manufacturing capacity, (ii) an increase of $452 of non-cash amortization of unearned compensation resulting from the issuance of restricted stock in 2004 to employees, (iii) a decrease in adjusted loss in JV of $556 resulting from decreased activity in the JV programs, (iv) and a decrease of $2,050 of capital contributions to JV for the same reason. Additionally, the net impact of our changes in assets and liabilities was $791 of cash used in operating activities, primarily due to (i) an increase in other current assets which includes amounts due from ESPP and stock option exercises, and (ii) an increase in accounts payable and accrued expenses due increased costs of clinical trials and Sarbanes-Oxley compliance.

Net cash provided by investing activities for the year ended December 31, 2004 was $24.8 million compared with $21.5 million of net cash used in investing activities for the same period in 2003. Net cash provided by investing activities for the year ended December 31, 2004 resulted primarily from the sale of $66.6 million of marketable securities offset by the purchase of $39.6 million of marketable securities and the purchase of $2.2 million of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional manufacturing space.

Net cash provided by financing activities for the year ended December 31, 2004 was $5.4 million as compared with $53.3 million for the same period in 2003. The net cash provided by financing activities for the year ended December 31, 2004 reflects the exercise of stock options under our Employee Stock Option Plans and the sale of common stock under our Employee Stock Purchase Plans. During 2005, we expect that cash received from exercises under such plans will increase due to increased headcount. The net cash provided by financing activities for the year ended December 31, 2003 reflects (i) the completion of a public offering of 3.33 million shares of common stock, which provided $49.8 million, net of expenses, and (ii) the exercise of stock options under our Employee Stock Option Plan and the sale of common stock under the Employee Stock Purchase Plans, which provided $3.5 million.

Under the terms of our joint venture with Cytogen, we are required to make capital contributions to fund 50% of the spending on the PSMA projects. Such amount was $2.0 million during 2004. We and Cytogen each contributed an additional $500,000 subsequent to December 31, 2004 to fund the obligations outstanding related to work performed in 2004 under the approved 2004 budget and work plan. Our and Cytogen’s level of commitment to fund the joint venture is based on a budget that is developed annually by the parties. We were required to fund the initial cost of the research and development up to $3.0 million. As of December 31, 2001, we

Back to Contents

had satisfied our initial $3.0 million funding requirement. For the year ended December 31, 2004, we recognized approximately $2.0 million of contract research and development revenue for services performed on behalf of the joint venture. Our revenues from the joint venture do not result in significant net cash flows to us, since they are relatively minor in comparison to our expenses and because they are offset in part by capital contributions that we must make to the joint venture.

The joint venture currently has no approved 2005 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to the joint venture. Until we reach agreement with Cytogen regarding the 2005 budget and work plan, we will not know what, if any, commitment we will have to the joint venture to fund PSMA projects. Based on our discussions with Cytogen to date, we expect that a commitment on our part in the range of $5.0 million to $6.0 million is likely, assuming we reach agreement. If we do not reach an agreement regarding the 2005 budget and work plan, our capital commitments to, and our revenues associated with, the joint venture would be reduced or eliminated.

Our total expenses for research and development from inception through December 31, 2004 have been approximately $158.1 million. We currently have major research and development programs investigating symptom management and supportive care, HIV-related diseases and cancer. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. If we do not enter into a collaboration pursuant to which our partner assumes financial responsibility for further development, and we proceed with each of our MNTX programs, we expect that our spending on MNTX will increase significantly in 2005. We expect that spending on other programs will remain relatively stable in 2005.

For the years ended December 31, 2002, 2003 and 2004, research and development costs incurred were as follows (see “—Results of Operations — Expenses”):

	2002	2003 (in millions)	2004

MNTX	$7.0	$11.7	$19.7
HIV	7.3	7.5	8.3
Cancer	7.0	4.5	5.9
Other programs	2.5	3.5	2.2

Total	$23.8	$27.2	$36.1

In September 2003, we were awarded a contract by the National Institutes of Health (the “NIH Contract”). The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program. Our scientists are the principal investigators under the contract and head the vaccine development effort. Existing academic collaborators of ours head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3.7 million is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through December 31, 2004, we had recognized revenue of $3.1 million from this contract, including $90,000 for the achievement of a milestone.

Other than currently approved grants and contracts, we have no committed external sources of capital, and other than potential revenues from MNTX, which could occur as early as late 2006, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

Back to Contents

In 2004, we filed a Form S-3 shelf registration with the SEC which permits us, from time to time, to offer and sell up to an aggregate of $60 million of our common stock. We have not sold any shares under this shelf registration.

As of December 31, 2004, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $31.2 million. During the year then ended, we had a net loss of $42.0 million and used cash in operating activities of $36.9 million. We anticipate significant increases in expenditures as we continue to expand our research and development activities, particularly in our MNTX programs. Consequently, we will require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions, and we may require additional funding to establish manufacturing and marketing capabilities.

We intend to fund our operations over the next 12 months with our existing cash, cash equivalents and marketable securities as well as through funding from potential collaboration agreements with one or more pharmaceutical companies and from the issuance and sale of securities. We are currently in negotiations with potential collaborators for the MNTX programs, and we are seeking to finalize a collaboration agreement in 2005. We expect that such a collaboration arrangement would include significant up-front license fees or other payments as well as milestone payments. We also expect that a collaborator would assume financial responsibility for further clinical development and commercialization of a majority of the MNTX programs. We may also enter into a collaboration agreement with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements.

We may also seek to raise capital through the sale of common stock or other securities. In doing so, we may utilize our previously filed shelf registration statement described above. There can be no assurance that we would be able to complete any securities transactions. We may also seek to fund aspects of our operations through government grants and contracts.

Adequate additional funding may not be available to us on acceptable terms or at all. We have developed a contingency plan, which provides for changes in our operations in the event that we are unable to secure additional funding in the near term. We would likely commence implementing this plan in the second quarter of 2005 if we are not able to secure additional funding by such time. This plan would include focusing our resources on our late-stage MNTX program, which we believe has the greatest likelihood of generating near-term cash flows, and reducing or eliminating funding to some or all of our other product development programs. There are other cost-containment initiatives that we could implement. We believe that these measures would significantly reduce our operating expenses. The impact of these cost-savings initiatives on our operating results would likely be modest initially and then increase as the measures are phased in over time. We believe that implementation of this contingency plan would permit us to conduct our operations, funded by our existing capital resources, for at least the next twelve months.

These steps would likely adversely impact our prospects for product commercialization and, consequently, our prospects for product sales and profitability. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

For periods beyond 12 months, we may seek additional financing to fund operations through future offerings of equity or debt securities or agreements with corporate collaborators with respect to the development of our technologies. We also plan to seek funding from additional grants and government contracts. We cannot assure you, however, that we will be able to obtain additional funds from these sources on acceptable terms, if at all. Also, if MNTX receives regulatory approval, we could achieve cash flows from product sales, perhaps as early as late 2006. We will require substantial funds to continue to conduct research and development activities, preclinical studies, clinical trials and other general and administrative activities.

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of December 31, 2004 for future payments under these agreements:

Back to Contents

	Payments Due by Period

	Total	Less than one year	1 to 3 years	4 to 5 years	Greater than 5 years

	(in millions)
Operating leases	$6.3	$1.7	$2.5	$2.1	$
License and collaboration agreements (1)	22.1	1.4	4.7	4.3		11.7

_____________

(1)	Assumes attainment of milestones covered under each agreement. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table. This table does not reflect the payment obligations of our joint venture with Cytogen.

For each of our programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. For example, we plan to make a decision regarding the ongoing feasibility of our PRO 542 HIV program after reviewing the results of our ongoing Phase II clinical trial, which we expect to occur in the second half of 2005. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. Because of the uncertainties associated with research and development of these programs, the duration and completion costs of our research and development projects are difficult to estimate and are subject to considerable variation. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements could significantly increase our capital requirements and adversely impact our liquidity.

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

The above discussion contains forward-looking statements based on our current operating plan and the assumptions on which it relies. There could be changes that would consume our assets earlier than planned.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity.

Critical Accounting Policies

Revenue Recognition

We recognize revenue from contract research and development as we perform services, provided a contractual agreement exists, the contract price is fixed or determinable, and our collection of the resulting receivable is probable. In situations where we receive payment in advance of the performance of services, these amounts are deferred and recognized as revenue as we perform the related services. Non-refundable fees, including payments we receive for services, are recognized as revenue based on the percentage of costs incurred to date, estimated costs to complete and total expected contract revenue in accordance with EITF Issue No. 91-6, “Revenue Recognition of Long-Term Power Sales Contracts,” which is a systematic method that is representative of the revenue earned or obligations fulfilled under these arrangements. However, the revenue we recognize is limited to the amount of non-refundable fees received. With regard to our revenues from non-refundable fees, changes in estimates of our costs to complete could have a material impact on the revenues we recognize.

We have been awarded government research grants and contracts from the National Institutes of Health (the “NIH”). The NIH grants and contracts are used to subsidize our research projects (“Projects”). NIH grant revenue is recognized on a pro rata basis as subsidized Project costs are incurred. Such method approximates the straight-line basis over the lives of the Projects. The NIH Contract, awarded in September 2003, reimburses the Company for costs associated with the preclinical research, development and early clinical

Back to Contents

testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus as requested by the NIH. For the year ended December 31, 2003 and 2004, we recognized approximately $4.8 million and $7.4 million, respectively, of grant and contract revenue.

In connection with the formation of our joint venture with Cytogen, we funded the first $3.0 million of research and development costs incurred on behalf of the joint venture. Prior to reaching $3.0 million of such costs, we recognized reimbursements on a net basis and did not recognize any revenue from the joint venture. Subsequent to our having funded $3.0 million of research and development costs, which occurred in the fourth quarter of 2001, both we and Cytogen became required to fund the joint venture equally to support ongoing research and development efforts conducted by us on behalf of the joint venture. Accordingly, subsequent to our providing the initial $3.0 million in funding, we recognized payments for research and development as revenue.

For the year ended December 31, 2003 and 2004, we recognized approximately $2.5 million and $2.0 million, respectively, of contract research and development revenue for services performed on behalf of the joint venture. A portion of these revenues was reimbursement for costs expended to outside parties. Beginning in 2003, all costs to outside parties were paid directly by the joint venture.

According to the joint venture agreement, and in consideration of our initial incremental capital contribution and recognition of $3.0 million of joint venture research expenditures, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies and retain related amounts not to exceed $3.0 million. Proceeds received from the joint venture for research activities for which we have also received corresponding grant revenue is reflected in the accompanying financial statements as adjustments to joint venture losses and contract revenue from the joint venture.

    Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed based on the expected total number of patients in the trial, the rate at which the patients enter the trial and the period over which the clinical investigators and clinical research organizations are expected to provide services. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. We expect that clinical trial expenses will increase significantly in 2005 as many clinical trials progress or are initiated in the MNTX and HIV programs. A collaboration agreement regarding MNTX in which the collaborator assumes financial responsibility for further development would mitigate these costs.

    Stock-Based Compensation

We have historically prepared our financial statements in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). In accordance with APB No. 25, generally, we have not recognized compensation expense in connection with the awarding of common stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our common stock, as of the grant date, is equal to or less than the exercise price. We recognize compensation expense if the terms of an option grant are not fixed or the quoted market price of our common stock on the grant date is greater than the exercise price. We also recognize compensation expense for performance-based vesting of stock options upon achievement of defined milestones. The fair value of options and warrants granted to non-employees for services are included in the financial statements and expensed as they vest.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004) Share-Based Payment, which is a revision of FASB Statement No.123, Accounting for Stock Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The standard allows three alternative transition methods for public companies: modified prospective application with restatement of prior interim periods in the year of adoption; modified prospective application with no restatement of prior interim periods in the year of adoption; and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures. Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we had elected to follow the disclosure-only provisions of Statement No. 123 and, accordingly continue to account for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued with an exercise price equal to the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements. We will be required to adopt Statement No.123(R) no later than the quarter beginning July 1, 2005. Since we are currently in the process of evaluating the option valuation methods and adoption transition alternatives available

Back to Contents

under Statement 123(R), we have not yet determined the impact Statement 123(R) will have on our consolidated results of operations, financial position and cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of U.S. government securities and corporate debt securities. Our investments totaled $29.8 million at December 31, 2004. Approximately $18.2 million of these investments had fixed interest rates, and $11.6 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the December 31, 2004 market interest rates would result in a decrease of approximately $89,000 in the market values of these investments.

At December 31, 2004, the Company did not hold any market risk sensitive instruments.

Item 8.	Financial Statements and Supplementary Data

See page F-1, “Index to Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures, as designed and implemented, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

Back to Contents

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.  Other Information

In March 2005, we entered into an agreement with Mallinckrodt Inc. for the supply of the bulk form of MNTX. The contract provides for Mallinckrodt to supply product based on a rolling forecast to be provided by us to Mallinckrodt with respect to our anticipated needs and for the purchase by us of product on specified pricing terms. Under this agreement, we are obligated to purchase a portion of our requirements for bulk form MNTX from Mallinckrodt. Product supplied to us by Mallinckrodt is required to satisfy technical specifications agreed to by us. The contract term extends to January 1, 2008 and renews automatically thereafter for successive one-year terms unless either party provides prior notice to the other. Prior to its expiration, the contract may be terminated by either party upon a material breach by the other party or upon the occurrence of specified bankruptcy or insolvency events.

In March 2005, the Compensation Committee of the Company’s Board of Directors determined that Paul J. Maddon, M.D., Ph.D., the Company’s Chief Executive Officer and Chief Science Officer, would receive a cash bonus for the fiscal year 2004 of $150,000 and that Dr. Maddon’s salary for 2005 would be $536,785.

Back to Contents

PART III

Item 10.	Directors, Executive Officers and Key Management of the Registrant

Our continuing directors, executive officers and key management are as follows:

Name	Age	Position

Kurt W. Briner (1)(2)	60	Co-Chairman
Paul F. Jacobson (1)(2)(3)	50	Co-Chairman
Paul J. Maddon, M.D., Ph.D.	45	Chief Executive Officer, Chief Science Officer and Director
Charles A. Baker (1)(2)(3)	72	Director
Mark F. Dalton (2)(3)	54	Director
Stephen P. Goff, Ph.D.	53	Director
David A. Scheinberg, M.D., Ph.D.	49	Director
Robert A. McKinney, C.P.A.	48	Chief Financial Officer, Vice President, Finance and Operations and Treasurer
Robert J. Israel, M.D.	48	Senior Vice President, Medical Affairs
Lynn M. Bodarky, M.B.A.	39	Vice President, Business Development & Licensing
Thomas A. Boyd, Ph.D.	53	Vice President, Preclinical Development and Project Management
Richard W. Krawiec, Ph.D.	57	Vice President, Investor Relations & Corporate Communications
Alton B. Kremer, M.D., Ph.D.	52	Vice President, Clinical Research
William C. Olson, Ph.D.	42	Vice President, Research & Development
Nitya G. Ray, Ph.D.	52	Vice President, Manufacturing

(1) Member of the Audit Committee
(2) Member of the Nominating and Corporate Governance Committee
(3) Member of the Compensation Committee

Kurt W. Briner is the retired President and Chief Executive Officer of Sanofi Pharma S.A. in Paris, France, a position he held from 1988 until his retirement in 2000, and he has nearly 31 years’ experience in the pharmaceutical industry. Mr. Briner is currently also a director of Novo Nordisk Danmark, Galenica S.A. and Altana Pharma, AG, each a European-based pharmaceutical company. He attended Humanistisches Gymnasium in Basel and Ecole de Commerce in Basel and Lausanne.

Paul F. Jacobson has been the Chief Executive Officer of Diversified Natural Products Co., a privately held industrial biotechnology company, since 2003. Mr. Jacobson has also been a general partner of Starting Point Venture Partners, a private investment fund, since 1999. Previously, Mr. Jacobson was Managing Director of fixed income securities at Deutsche Bank from January 1996 to November 1997. He was President of Jacobson Capital

Back to Contents

Partners from 1993 to 1996. From 1986 to 1993, Mr. Jacobson was a partner at Goldman, Sachs & Co. where he was responsible for government securities trading activities. Mr. Jacobson received a B.A. from Vanderbilt University and an M.B.A. from Washington University.

Paul J. Maddon, M.D., Ph.D. is our founder and has served in various capacities since our inception, including as our Chairman of the Board of Directors, Chief Executive Officer, President and Chief Science Officer. From 1981 to 1988, Dr. Maddon performed research at the Howard Hughes Medical Institute at Columbia University in the laboratory of Dr. Richard Axel. Dr. Maddon serves on several NIH scientific review committees and also serves on the board of directors of Epixis SA, a French biotechnology company. He received a B.A. in biochemistry and mathematics and a M.D. and a Ph.D. in biochemistry and molecular biophysics from Columbia University. Dr. Maddon has been an Adjunct Assistant Professor of Medicine at Columbia University since 1989.

Charles A. Baker is a business advisor to biotechnology companies. He is the former Chairman, President and Chief Executive Officer of The Liposome Company, Inc., a biotechnology company located in Princeton, New Jersey, a position he held from 1989 until his retirement in 2000. Mr. Baker is currently a director of Regeneron Pharmaceuticals, Inc., a biotechnology company. Mr. Baker has 42 years of pharmaceutical industry experience and has held senior management positions at Pfizer, Abbott Laboratories and Squibb Corporation. Mr. Baker received a B.A. from Swarthmore College and a J.D. from Columbia University.

Mark F. Dalton has been the President and a director of Tudor Investment Corporation, an investment advisory company, and its affiliates since 1988. From 1979 to 1988, he served in various senior management positions at Kidder, Peabody & Co. Incorporated, including Chief Financial Officer. Mr. Dalton is currently a director of several private companies. Mr. Dalton received a B.A. from Denison University and a J.D. from Vanderbilt University Law School.

Stephen P. Goff, Ph.D. has been a member of our Virology Scientific Advisory Board since 1988 and has been its Chairman since April 1991. Dr. Goff has been the Higgins Professor in the Departments of Biochemistry and Microbiology at Columbia University since June 1990. He received an A.B. in biophysics from Amherst College and a Ph.D. in biochemistry from Stanford University. Dr. Goff performed post-doctoral research at the Massachusetts Institute of Technology in the laboratory of Dr. David Baltimore.

David A. Scheinberg, M.D., Ph.D. has been a member of our Cancer Scientific Advisory Board since 1994. Dr. Scheinberg has been associated with Sloan-Kettering since 1986, where he is the Vincent Astor Chair and Member, Leukemia Service; Chairman, Molecular Pharmacology and Chemistry Program; Chairman, Experimental Therapeutics Center; Member, Clinical Immunology Service; and Head, Laboratory of Hematopoietic Cancer Immunochemistry. He also holds the position of Professor of Medicine and Pharmacology, Weill-Cornell Medical College. He received a B.A. from Cornell University and an M.D. and a Ph.D. in pharmacology and experimental therapeutics from The Johns Hopkins University School of Medicine.

Robert A. McKinney, C.P.A. became our Chief Financial Officer on March 10, 2005. Mr. McKinney has served as our Vice President, Finance and Operations and Treasurer since January 1993. Mr. McKinney joined us in 1992 as Director, Finance and Operations and Treasurer. From 1991 to 1992, he was Corporate Controller at VIMRx Pharmaceuticals, Inc., a biotechnology research company. From 1990 to 1991, Mr. McKinney was Manager, General Accounting at Micrognosis, Inc., a software integration company. From 1985 to 1990, he was an audit supervisor at Coopers & Lybrand LLP, an international accounting firm. Mr. McKinney studied finance at the University of Michigan, received a B.B.A. in accounting from Western Connecticut State University, and is a Certified Public Accountant.

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

Lynn M. Bodarky, M.B.A. joined us in February 2004 as Vice President, Business Development & Licensing. Prior to joining Progenics, Ms. Bodarky served as Senior Director, Global Licensing at Pharmacia Corporation (subsequently acquired by Pfizer, Inc.) from 2000 to 2003. From 1991 to 1999 Ms. Bodarky held positions of increasing responsibility at Merck & Co., Inc., initially in the financial area and most recently as Associate Director, Business Affairs. From 1987 to 1989 she was an auditor at Deloitte & Touche, an international public accounting firm. Ms. Bodarky received a B.S. in accounting from the Wharton School, University of Pennsylvania and an M.B.A. in finance and international business from the Columbia Business School, Columbia University.

Back to Contents

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

Alton B. Kremer, M.D., Ph.D. joined us in October 2004 as Vice President, Clinical Research. From 2000 until joining us in 2004, Dr. Kremer served as Executive Medical Director and directed opioid clinical research programs at Purdue Pharma. From 1994 to 2000, Dr. Kremer was at Janssen Pharmaceutica of the Johnson & Johnson family of companies, where he held several positions, the most recent of which was Senior Director, Clinical Research. Previously, Dr. Kremer held positions with Applied Immune Sciences and G.D. Searle & Co. He earned his M.D. and Ph.D. in Biochemistry at Case Western Reserve University and holds a B.A. degree in Biology and Chemistry from Wesleyan University.

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

Nitya G. Ray, Ph.D. joined us in February 2001 as Senior Director, Manufacturing and was promoted to Vice President, Manufacturing in March 2004. Prior to joining Progenics, Dr. Ray served as Director of Bioprocess Development at Ortec International from 1997 to 2001. From 1993 to 1997 Dr. Ray held positions of increasing responsibility at Hoffmann-La Roche in the areas of GMP Manufacturing and Process Development, and most recently as Research Leader, Biopharmaceuticals. From 1985 to 1993 he held positions of increasing responsibility at Verax Corporation where he developed process technology for biopharmaceutical manufacturing. Dr. Ray received a M.S. and Ph.D. in Chemical & Biochemical Engineering from Rutgers University and a B.S. in Chemical Engineering from Jadavpur University, India.

On March 4, 2005, Ronald J. Prentki notified us of his resignation as our President and Director. Mr. Prentki resigned to pursue other interests. Mr. Prentki (age 48) was our President from July 1998 to March 2005. Mr. Prentki was also a director from September 1998 through March 2005. We have no present intention to fill the executive position vacated by Mr. Prentki.

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

Back to Contents

The following table sets forth information with respect to our Scientific Advisory Boards.

Cancer Scientific Advisory Board
Alan N. Houghton, M.D. (Chairman)	Chairman, Immunology Program, Sloan-Kettering and Professor, Weill/Cornell Medical College (“WCMC”)
David B. Agus, M.D.	Research Director, Prostate Cancer Institute, Cedars-Sinai Medical Center
Angus G. Dalgleish, M.D., Ph.D.	Chairman and Professor of Medical Oncology, St. George’s Hospital, London
Samuel J. Danishefsky, Ph.D.	Kettering Professor and Head, Bioorganic Chemistry, Sloan-Kettering Institute and Professor of Chemistry, Columbia University
Warren D. W. Heston, Ph.D.	Director, Research Program in Prostate Cancer; Staff. Dept. of Cancer Biology, Lerner Research Institute; Staff, Urological Institute, Cleveland Clinic Hospital, Cleveland Clinic Foundation
Philip O. Livingston, M.D.	Member, Sloan-Kettering and Professor, WCMC
John Mendelsohn, M.D.	President, The University of Texas M. D. Anderson Cancer Center
David A. Scheinberg, M.D., Ph.D. (1)	Vincent Astor Chair and Chairman, Molecular Pharmacology and Chemistry Program, Sloan-Kettering and Professor, WCMC

Virology Scientific Advisory Board
Stephen P. Goff, Ph.D. (Chairman) (1)	Professor of Biochemistry, Columbia University
Dennis R. Burton, Ph.D.	Professor, The Scripps Research Institute
Lawrence A. Chasin, Ph.D.	Professor of Biological Sciences, Columbia University
Leonard Chess, M.D.	Professor of Medicine, Columbia University
Wayne A. Hendrickson, Ph.D.	Professor of Biochemistry, Columbia University
Sherie L. Morrison, Ph.D.	Professor of Microbiology, UCLA
Robin A. Weiss, Ph.D.	Professor and Director of Research, ICR, Royal Cancer Hospital, London

Other Scientific Consultants
Jonathan Moss, M.D., Ph.D.	Professor, Department of Anesthesia and Critical Care, and Vice Chairman for Research, University of Chicago Medical Center
Thomas P. Sakmar, M.D.	Professor, The Rockefeller University
Scott M. Hammer, M.D.	Chief, Division of Infectious Diseases, Professor of Medicine, Columbia University

(1) Drs. Goff and Scheinberg are also members of our Board of Directors

Board and Committee Meetings

During 2004, the Board of Directors had four standing committees: the Compensation Committee, the Audit Committee, the Nominating and Corporate Governance Committee (the “Nominating Committee”) and the Executive Committee. The Board of Directors held seven meetings, the Compensation Committee held six meetings, the Audit Committee held six meetings, the Nominating Committee held three meetings and the Executive Committee held no meetings. It is the policy of the Board of Directors to hold an executive session of independent directors at each Board meeting. During 2004, each director attended 75% or more of the meetings of the Board of Directors and, except for Messrs. Baker and Briner, Board committees on which he served. Mr. Baker attended four Audit Committee meetings and Mr. Briner attended three Audit Committee meetings.

     Audit Committee

The Audit Committee reviews our annual financial statements prior to their submission to the Board of Directors, consults with our independent auditors and examines and considers such other matters in relation to the audit of our financial statements and in relation to our financial affairs, including the selection and retention of our independent auditors.

Back to Contents

Paul F. Jacobson, the Chairman of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

    Compensation Committee

The Compensation Committee makes recommendations concerning salaries and incentive compensation for our employees and consultants, establishes and approves salaries and incentive compensation for our executive officers and other senior employees, administers our stock option plans and otherwise seeks to ensure that our compensation philosophy is consistent with our best interests and is properly implemented. Mark F. Dalton is the Chairman of the Compensation Committee.

    Nominating and Corporate Governance Committee

The Nominating Committee is responsible for developing and implementing policies and procedures that are intended to constitute and organize appropriately the Board of Directors to meet its fiduciary obligations to Progenics and our stockholders on an ongoing basis. Among its specific duties, the Nominating Committee makes recommendations to the Board of Directors about our corporate governance processes, assists in identifying and recruiting candidates for the Board, administers the Nominations Policy, considers nominations to the Board received from stockholders, makes recommendations to the Board regarding the membership and chairs of the Board’s committees, oversees the annual evaluation of the effectiveness of the organization of the Board and of each of its committees, periodically reviews the type and amount of Board compensation for non-employee directors and makes recommendations to the full Board regarding such compensation. The Nominating Committee also annually reports findings of fact to the Board of Directors that permit the Board to make affirmative determinations regarding each Board and committee member with respect to independence and expertise criteria established by NASD and SEC rules and applicable law. Charles A. Baker is the Chairman of the Nominating Committee.

    Executive Committee

The Executive Committee is intended to assist the Board with oversight and governance and in providing a means for our management to obtain Board-level guidance and decision making between full Board meetings.

Section 16(a) Beneficial Ownership Reporting and Compliance

Based solely on a review of the reports under Section 16(a) of the Exchange Act and representations furnished to us with respect to the last fiscal year, we believe that each of the persons required to file such reports is in compliance with all applicable filing requirements, except for the following: Dr. Maddon, Mr. Jacobson, Dr. Goff, Mr. Dalton, Mr. Briner and Mr. Baker each filed a late Form 4, relating to one transaction each; Mr. Prentki, Mr. McKinney and Dr. Israel each filed two late Form 4s, relating to four, eight and seven transactions, respectively; Dr. Scheinberg filed three late Form 4s, relating to eight transactions. In addition, Mr. Prentki, Mr. McKinney and Dr. Israel each filed a Form 5 on February 14, 2005 to report employee stock options received in January, April, July and October of 2004 pursuant to our Non-Qualified Employee Stock Purchase Plan. Dr. Maddon filed a Form 5 on February 14, 2005 to report the transfer of shares in October 2004 to a trust, of which his spouse is the beneficiary, and the receipt of Non-Qualified Employee Stock Purchase Plan options in January, April, July and October of 2004. Mr. Yachmetz failed to report Non-Qualified Employee Stock Purchase Plan options received in January and April of 2004. We are continuing to monitor the effectiveness of our policies and procedures which are designed to ensure compliance with Section 16 reporting requirements.

Code of Business Ethics and Conduct

We have a Code of Business Ethics and Conduct which is applicable to all of our directors, employees and consultants. The Code meets the criteria for a “code of ethics” under the SEC rules and “code of conduct” under the rules of the NASD. The Code is available on our website at: http://www.progenics.com/investors/corpgovern.html.

Back to Contents

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the aggregate compensation we paid to our Chief Executive Officer and our other executive officers, as of December 31, 2004, whose total compensation exceeded $100,000 during the last fiscal year (collectively, the “named executive officers”):

		Annual Compensation (1)		Long Term Compensation

Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Awards(2)	Stock Option Grants	Other Compensation (3)

Paul J. Maddon, M.D., Ph.D. Chief Executive Officer and Chief Science Officer	2004 2003 2002	$515,000 499,859 473,800	$150,000 175,000 110,000	— — —	75,000 shares 225,000 shares 108,000 shares	$14,729 13,729 12,729

Ronald J. Prentki (4) President	2004	$370,000	$75,000	$259,120	36,800 shares	$24,340
	2003	345,000	125,000	—	—	24,582
	2002	326,510	100,000	—	—	11,000

Robert A. McKinney Chief Financial Officer, Vice President, Finance and Operations and Treasurer	2004	$200,000	$60,000	$123,000	—	$19,861
	2003	174,000	25,000	—	25,000 shares	19,194
	2002	166,350	40,000	—	25,000 shares	11,900

Robert J. Israel, M.D. Senior Vice President, Medical Affairs	2004	$300,000	$50,000	$123,000	—	$44,069	(5)
	2003	278,000	50,000	—	35,000 shares	45,694	(5)
	2002	252,800	75,000	—	35,000 shares	35,198	(5)
____________
(1)	Annual compensation consists of base salary and bonus. As to each individual named, the aggregate amounts of all perquisites and other personal benefits, securities and property not included in the summary compensation table above or described below do not exceed the lesser of $50,000 or 10% of the annual compensation. Annual compensation does not include the discount amount under our employee stock purchase plans because such plans are generally available to all salaried employees.

(2)	Amounts shown under Restricted Stock Awards represent the grant date values of our restricted stock awarded to the named executive officers. Each named executive officer held restricted stock at December 31, 2004, in the aggregate number of shares of our common stock and the aggregate value at that date, as follows: Mr. Prentki — 15,800 shares, $271,128; Mr. McKinney — 7,500 shares, $128,700; Dr. Israel — 7,500 shares, $128,700. As of December 31, 2004, none of the restrictions on the restricted stock had lapsed.

(3)	“Other compensation” consisted of matching contributions made by us under a defined contribution plan available to substantially all of our employees and amounts to pay the after-tax cost of premiums on life insurance and long-term disability policies.

(4)	On March 4, 2005, Ronald J. Prentki notified us of his resignation as our President and a director.

(5)	Includes compensation of $23,298 in 2002, $22,098 in 2003 and $20,901 in 2004 attributable to the forgiveness of a loan from us to Dr. Israel. See “—Indebtedness of Management.”

Stock Option Grants in the Fiscal Year Ended December 31, 2004

The following table sets forth certain information relating to stock option grants to the named executive officers during the fiscal year ended December 31, 2004. In addition, as required by SEC rules, the table sets forth

Back to Contents

the hypothetical gains that would exist for the shares subject to such options based on assumed annual compounded rates of stock price appreciation during the option term.

Name	Number of Shares Underlying Options Granted	Percent of Total Option Shares Granted to Employees(1)	Exercise Price per Share	Expiration Date
					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%

Paul J. Maddon, M.D., Ph.D.	75,000	15.3%	$16.85	6/30/2014	$794,766	$2,014,092
Ronald J. Prentki	36,800	7.5%	$16.85	6/30/2014	$389,965	$988,248
____________
(1)	Our employees were granted options during the 2004 fiscal year with respect to a total of 490,800 shares from our Amended 1996 Stock Incentive Plan.

Stock option grants in the table above does not include options granted quarterly under our Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan that expire 6 months following the date of grant and have exercise prices equal to the lower of the fair market value on the date of grant or 85% of the fair market value on the date of exercise.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information for each of the named executive officers regarding option exercises during the fiscal year ended December 31, 2004 and the number and value of unexercised options held as of December 31, 2004:

	Exercises During the Fiscal Year		Number of Shares Underlying Unexercised Options		Value of Unexercised In-the-Money Options (1)

Name	Acquired	Realized (2)	Exercisable	Unexercisable	Exercisable	Unexercisable

Paul J. Maddon, M.D., Ph.D.	—	—	1,139,775	243,000	$8,691,769	$517,804
Ronald J. Prentki	46,500	$492,275	430,800	148,800	$1,918,038	$331,210
Robert A. McKinney	7,500	$130,710	143,750	36,250	$953,750	$117,925
Robert J. Israel, M.D.	36,250	$525,402	175,000	53,750	$1,361,700	$158,025
____________
(1)	Based on a closing price of $17.16 on December 31, 2004 on the Nasdaq National Market.

(2)	Based on closing prices on the Nasdaq National Market on the respective dates of exercise for retained shares and on the resale prices for shares immediately resold.

Stock option exercises set forth in the table above do not reflect shares acquired or exercisable under our Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan. The actual amount realized by named executive officers in 2004 under the Plans was: $32,867 by Dr. Maddon; $18,754 by Mr. Prentki; $7,080 by Mr. McKinney; and $11,078 by Dr. Israel.

Employment Agreements

    Paul J. Maddon, M.D., Ph.D.

On December 31, 2003, we entered into an employment agreement with Paul J. Maddon, M.D., Ph.D. pursuant to which Dr. Maddon serves as our Chief Executive Officer and Chief Science Officer. The agreement

Back to Contents

provides for Dr. Maddon to receive an initial annual salary of $499,859 for 2003, which will increase at a rate of not less than 3% per year, and a discretionary bonus in an amount to be determined by the Board of Directors. Dr. Maddon’s salary in 2004 was $515,000.

In June 2003, we granted Dr. Maddon two ten-year options, each to purchase 112,500 shares of common stock at an exercise price of $15.06 per share. The first grant vests in equal portions on June 30 of each of 2004, 2005, 2006 and 2007. The second grant will vest on May 29, 2013, subject to acceleration upon the achievement of certain clinical, financial and operational milestones. On July 1, 2004, we granted Dr. Maddon two ten-year options, each to purchase 37,500 shares of Common Stock each at an exercise price of $16.85 per share. The first grant vests in equal portions on June 30 of each of 2005, 2006, 2007 and 2008. The second grant will vest on May 29, 2014, subject to acceleration upon the achievement of certain clinical, financial and operational milestones. On January 10, 2005, we granted 25,000 shares of restricted stock to Dr. Maddon as additional long term incentive compensation pursuant to his employment agreement. The restrictions on the stock lapse over four years, beginning June 20, 2005.

The initial term of the agreement expires on July 1, 2005, and may be extended to July 1, 2007 absent 90-day notice of non-extension by either party. If the agreement is not renewed under certain circumstances, Dr. Maddon would be entitled, in addition to salary and expense reimbursement through the date of the expiration of the agreement, to a lump sum equal to Dr. Maddon’s annual salalry and average bonus (as defined in the agreement), benefits for a period of one year and acceleration of vesting of options. We are currently in disucssions with Dr. Maddon regarding the renewal of his employment agreement and expect that the agreement will be renewed.

The agreement provides that, upon termination by us without cause (as defined in the agreement) or by Dr. Maddon for good reason (as defined in the agreement, which includes Dr. Maddon’s failure to be our director other than by reason of his resignation), we will pay to Dr. Maddon a lump sum equal to two times the sum of Dr. Maddon’s annual salary and average bonus (as defined in the agreement), we will continue for two years to provide Dr. Maddon benefits and the options referred to above will become fully vested and exercisable. Upon termination by us without cause or by Dr. Maddon for good reason within two years following a change in control (as defined in the agreement), or upon termination by us without cause within three months preceding a change in control, we will pay to Dr. Maddon a lump sum equal to three times the sum of Dr. Maddon’s salary and average bonus, we will continue for three years to provide Dr. Maddon benefits and the options referred to above will become fully vested and exercisable. In the event that any payment under the agreement constitutes an excess parachute payment under Section 280G of the U.S. Internal Revenue Code, Dr. Maddon will be entitled to additional gross-up payments such that the net amount retained by Dr. Maddon after deduction of any excise taxes and all other taxes on the gross-up payments will be equal to the net amount that would have been retained from the initial payments under the agreement.

    Robert J. Israel, M.D.

We have an employment arrangement with Robert J. Israel, M.D. pursuant to which he serves as our Senior Vice President, Medical Affairs at an annual salary in 2005 of $312,000 and is entitled to nine months’ salary if his employment is terminated by us without cause.

    Ronald J. Prentki

On March 4, 2005, Ronald J. Prentki notified us of his resignation as our President and a Director. Mr. Prentki is leaving to pursue other interests. Mr. Prentki served as our President pursuant to an employment agreement dated May 16, 2001. The agreement required us to pay Mr. Prentki salary at an initial annual rate of $317,000, subject to annual review and increase by our Board of Directors or a committee thereof. The agreement provided that, upon termination by us without cause (as defined in the agreement) or by Mr. Prentki for good reason (as defined in the agreement), we would continue for one year to pay Mr. Prentki’s annual salary and benefits and a bonus based on the bonus paid to Mr. Prentki in the year prior to such termination. Because Mr. Prentki voluntarily terminated his employment, we are not required under the agreement to make the payments described in the preceding sentence.

On May 16, 2001, we granted to Mr. Prentki two ten-year stock options pursuant to the employment agreement. The first grant was an option to purchase 225,000 shares of common stock at an exercise price of $14.06 per share, such option vesting in equal portions in six-month increments over the term of the agreement. The second grant was a ten-year option to purchase 100,000 shares of common stock at an exercise price of $14.06 per share, which would have vested on May 16, 2010 subject to accelerated vesting on the achievement of certain valuation-based milestones. On July 1, 2004, we granted to Mr. Prentki a ten-year option to purchase 36,800 shares of common stock at an exercise price of $16.85 per share. The option would have vested on June 1, 2014 subject to

Back to Contents

accelerated vesting on the achievement of certain clinical, financial and operational milestones. The 2001 options and the 2004 options are exercisable by Mr. Prentki, to the extent previously vested, for six months following his resignation.

Each of the employment agreements of Dr. Maddon, Dr. Israel and Mr. Prentki contain certain restrictive covenants for our benefit relating to non-disclosure by the executives of our confidential business information, our right to inventions and intellectual property, non-solicitation of our employees and customers and non-competition by the executives with our business.

Indebtedness of Management

On February 16, 2000, we entered into an agreement to provide Dr. Israel with a loan of up to $100,000 to assist in the purchase of a home closer to our principal place of business. The loan was evidenced by a promissory note bearing interest at the rate of 6% per year and calling for $10,000 principal payments on June 30 and December 31 of each year. Under the agreement with Dr. Israel, principal and interest under the promissory note was forgiven and treated as additional compensation so long as Dr. Israel was our employee when such amounts become due. At December 31, 2004, $100,000 had been extended under the loan agreement and $114,756, comprising the full amount due, had been forgiven.

    Compensation of Directors

Kurt W. Briner and Paul F. Jacobson each receive $40,000 as compensation for their services as Co-Chairmen of the Board. In addition, on January 10, 2005, the Board of Directors granted to each of Messrs. Briner and Jacobson an option to purchase 25,000 shares of our common stock at an exercise price of $15.98 per share, 10,000 shares of which vested immediately, with the remaining shares to vest on December 31, 2005.

In addition to the above retainer fees and option grants, Messrs. Briner and Jacobson receive compensation for their services as non-employee directors of Progenics. Our non-employee directors are entitled to payment for their services as follows:

•	$2,000 for each meeting of the Board of Directors attended in person, $1,000 for each in-person meeting attended by telephone and $500 for participation in each telephonic meeting;

o	for committee meetings held other than in conjunction with a meeting of the entire Board, $1,000 for attendance in person and $500 for telephonic participation;

o	for committee meetings held on the day after a meeting of the entire Board, $500 for participation;

o	for committee meetings held on the same day, no additional compensation is paid;

•	an annual retainer fee of $15,000, except for Messrs. Briner and Jacobson who are entitled to an annual retainer fee of $40,000 as described above; and

•	an option to purchase 10,000 shares of our common stock granted annually on each July 1 with an exercise price equal to the fair market value as of the date of grant, provided that with regard to the option grant on July 1, 2005, Messrs. Briner and Jacobson will not be entitled to that option grant.

In addition, the Audit Committee chairman (currently, Mr. Jacobson) is entitled to an additional annual retainer fee of $5,000, the Compensation Committee chairman (currently, Mr. Dalton) is entitled to an additional annual retainer fee of $2,500, and the Nominating and Corporate Governance Committee chairman (currently, Mr. Baker) is entitled to an additional annual retainer fee of $2,500.

Dr. Goff and Dr. Scheinberg also receive compensation in the form of cash or cash and stock options, respectively, for service on our Virology Scientific Advisory Board and Cancer Scientific Advisory Board, respectively. In 2004, Dr. Goff received $30,000 for such service. Dr. Scheinberg received $28,000 and 5,000 stock options, granted in quarterly increments of 1,250 shares per quarter with a strike price equal to fifty percent

Back to Contents

(50%) of the average closing price for the thirty trading days preceding the grant, for his service on our Scientific Advisory Board. For the fiscal year ended December 31, 2004, we had a compensation expense of $79,640 with respect to the options granted to Dr. Scheinberg for his service on our Scientific Advisory Board.

Comparative Stock Performance Graph

The graph below compares the cumulative stockholder return on our common stock with the cumulative stockholder return of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Pharmaceutical Index, assuming the investment in each equalled $100 on December 31, 1999. We have also set forth in the table below the comparative performance of our common stock and the indexes stated above for the years ended December 31, 1997 and 1998, assuming an investment of $100 at the 1999 year-end price.

200
150
100
50
0
DOLLARS
12/31/97
12/31/98
12/31/99
12/31/00
12/31/01
12/31/02
12/1/03
12/31/04
Progenics
NASDAQ U.S. Index
NASDAQ Pharmaceutical Index

Report of the Compensation Committee of the Board of Directors on Executive Compensation

During 2004, the Compensation Committee of Progenics’ Board of Directors (the “Compensation Committee”) consisted of three non-employee directors: Mark F. Dalton, as Chairman, Charles A. Baker and Paul F. Jacobson. Each of the members of the Compensation Committee has been affirmatively determined by the Board of Directors to be an “independent director” as defined in NASD Rule 4200(a)(15). The Compensation Committee operates under a written Charter adopted by the Compensation Committee and approved by the Board of Directors as a whole.

The Compensation Committee’s policies applicable to the compensation of Progenics’ executive officers are based on the principle that total compensation should be set to attract and retain those executives critical to the overall success of Progenics and should reward executives for their contributions to the enhancement of stockholder value.

The key elements of the executive compensation package are base salary, employee benefits applicable to all employees, an annual discretionary bonus and long-term incentive compensation, typically in the form of stock options. In general, the Compensation Committee has adopted the policy that compensation for executive officers should be competitive with that paid by leading biotechnology companies for corresponding senior executives. The Compensation Committee also believes that it is important to have stock options constitute a substantial portion of executive compensation in order to align the interests of executives with those of the stockholders.

In determining the compensation for each executive officer, the Compensation Committee generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at comparable companies, (ii) the input of other directors regarding individual performance of each executive officer and (iii) qualitative measures of Progenics’ performance such as progress in the development of the company’s products, the engagement of corporate partners for the commercial development and marketing of products and the success of Progenics in raising the funds necessary to conduct research and development. The Compensation Committee’s consideration of such factors is subjective and informal. In 2004, the Compensation Committee also employed an outside consulting firm to evaluate the compensation of executive officers in comparison with similar officers at peer companies.

The compensation of Dr. Paul J. Maddon, the Chief Executive Officer of Progenics, for 2004 consisted of the $515,000 in annual salary and $150,000 in a year-end discretionary bonus. In determining the terms of Dr. Maddon’s employment, including Dr. Maddon’s compensation thereunder, the Compensation Committee was mindful of the importance of Dr. Maddon’s leadership and contributions to Progenics’ progress in its programs in HIV therapeutics, symptom management and supportive care therapeutics and cancer therapeutics, Progenics’ achievements and progress in the past and the prospect that Dr. Maddon will continue to make significant contributions to Progenics’ performance in the future.

By the Compensation Committee of the Board of Directors
Mark F. Dalton, Chairman Charles A. Baker Paul F. Jacobson

Back to Contents

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 1, 2005, except as noted, regarding the beneficial ownership of the Common Stock by (i) each person or group known to the us to be the beneficial owner of more than 5% of our common stock outstanding, (ii) each of our directors, (iii) each of our executive officers named below and (iv) all of our directors and executive officers as a group.

	Shares Beneficially Owned (2)

Name and Address of Beneficial Owner (1)	Number	Percent

Entities affiliated with Tudor Investment Corporation (3) 1275 King Street Greenwich, CT 06831	2,342,388	13.4%

Paul Tudor Jones, II (4) 1275 King Street Greenwich, CT 06831	2,888,513	16.5%

Entities affiliated with Samuel D. Isaly (5) OrbiMed Advisors LLC c/o Samuel D. Isaly 767 Third Avenue, 30th Floor New York, NY 10017	1,468,700	8.4%

Entities affiliated with Philip B. Korsant (6) Ziff Asset Management, L.P. c/o Philip B. Korsant 283 Greenwich Avenue Greenwich, CT 06830	1,120,000	6.4%

Elizabeth R. Foster, Michael P. Walsh and Kilkenny Capital Management, L.L.C. (7) c/o Kilkenny Capital Management, L.L.C. 311 South Wacker Drive, Suite 6350 Chicago, IL 60606	1,808,788	6.2%

Paul J. Maddon, M.D., Ph.D. (8)	1,707,377	9.2%

Charles A. Baker (9)	76,481	*

Kurt W. Briner (10)	118,000	*

Mark F. Dalton (11)	2,358,888	13.5%

Stephen P. Goff, Ph.D. (12)	124,000	*

Paul F. Jacobson (13)	256,100	1.5%

David A. Scheinberg, M.D., Ph.D. (14)	165,438	*

Robert J. Israel, M.D. (15)	202,083	1.1%

Robert A. McKinney (16)	158,021	*

Ronald J. Prentki (17)	443,539	2.5%

All directors and executive officers as a group (18)	5,812,098	29.2%

________________
* Less than one percent.

(1)	Unless otherwise specified, the address of each beneficial owner is c/o Progenics Pharmaceuticals, Inc., 777 Old Saw Mill River Road, Tarrytown, New York 10591.

(2)	Except as indicated and pursuant to applicable community property laws, each stockholder possesses sole voting and investment power with respect to the shares of common stock listed. The number of shares of common stock beneficially owned includes the shares issuable pursuant to stock options to the extent

Back to Contents

indicated in the footnotes in this table. Shares issuable upon exercise of these options are deemed outstanding for computing the percentage of beneficial ownership of the person holding the options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(3)	The number of shares owned by entities affiliated with Tudor Investment Corporation (TIC) consists of 1,820,068 shares held of record by The Tudor BVI Portfolio Ltd., a company organized under the law of the Cayman Islands (Tudor BVI), 287,813 shares held of record by TIC, 193,126 shares held of record by Tudor Arbitrage Partners L.P. (TAP), 25,981 shares held of record by Tudor Proprietary Trading, L.L.C. (TPT), and 15,400 shares held of record by Tudor Global Trading LLC (TGT). In addition, because TIC provides investment advisory services to Tudor BVI, it may be deemed to beneficially own the shares held by such entity. TIC disclaims beneficial ownership of such shares. TGT is the general partner of TAP. Tudor Group Holdings LLC (TGH) is the sole member of TGT and indirectly holds all of the membership interests of TPT. TGH is also the sole limited partner of TAP. TGH expressly disclaims beneficial ownership of the shares beneficially owned by each of such entities. TGT disclaims beneficial ownership of shares held by TAP. The number set forth does not include shares owned of record by Mr. Jones and Mr. Dalton. See Notes 4 and 11.

(4)	Includes 2,342,388 shares beneficially owned by entities affiliated with TIC. Mr. Jones is the Chairman and indirect principal equity owner of TIC, TPT and TGT, and the indirect principal equity owner of TAP. Mr. Jones may be deemed to be the beneficial owner of shares beneficially owned, or deemed beneficially owned, by entities affiliated with TIC. Mr. Jones disclaims beneficial ownership of such shares. See Note 3.

(5)	Based on a Schedule 13G/A filed on February 14, 2005, the number of shares owned by entities affiliated with Samuel D. Isaly consists of shares held (1,142,200 in the case of OrbiMed Advisors LLC, a Delaware limited liability company, and 326,500 in the case of OrbiMed Capital LLC, a Delaware limited liability company) on behalf of other persons who have the right to receive or the power to direct the receipt of dividends from, or proceeds from sale of, such shares. OrbiMed Advisors LLC and OrbiMed Capital LLC hold shares on behalf of Caduceus Capital Master Fund Limited (357,500 shares), Caduceus Capital II, L.P. (180,000 shares), UBS Eucalyptus Fund, LLC (338,000 shares), PaineWebber Eucalyptus Fund, LLC (42,000 shares), HFR SHC Aggressive Fund (43,500 shares), Knightsbridge Post Venture IV L.P. (49,200 shares), Knightsbridge Integrated Holdings, V, LP (51,100 shares), Knightsbridge Netherlands II, LP (13,200 shares), Knightsbridge Integrated Holdings IV Post Venture, LP (17,100 shares), Knightsbridge Post Venture III, LP (20,900 shares), Knightsbridge Netherlands I LP (15,700 shares), Knightsbridge Netherlands III LP (8,300 shares), Knightsbridge Integrated Holdings II Limited (23,700 shares), Knightsbridge Venture Capital IV, L.P. (10,900 shares), Knightsbridge Venture Capital III LP (6,900 shares), Knightsbridge Venture Capital VI LP (4,400 shares), Finsbury Worldwide Pharmaceutical Trust (225,000 shares), Topanga XIII Inc. (58,000 shares), and Caduceus Capital III, LP (3,300 shares). Samuel D. Isaly shares voting and dispositive power over the shares held by OrbiMed Advisors LLC and OrbiMed Capital LLC.

(6)	Based on a Schedule 13G filed on January 31, 2005, the number of shares owned by entities affiliated with Philip B. Korsant consists of 1,120,000 shares held by Ziff Asset Management, L.P., a Delaware limited partnership. Mr. Korsant and PBK Holdings, Inc., a Delaware corporation, share voting and dispositive power over the shares held by Ziff Asset Management, L.P.

(7)	Based on a Schedule 13G filed on February 14, 2005, Elizabeth R. Foster, Michael P. Walsh and Kilkenny Capital Management, L.L.C., a Delaware limited liability company, constitute a group (as defined in Rule 13d-5(b)(1)) and share voting and dispositive power over the 1,080,788 shares.

(8)	Includes 1,139,775 shares issuable upon exercise of options exercisable within 60 days of March 1, 2005 and 25,000 shares of restricted stock. Also includes 1,000 shares held by Dr. Maddon’s spouse, the beneficial ownership of which Dr. Maddon disclaims. Excludes 99,171 shares held by a trust, of which his spouse is the beneficiary; neither Dr. Maddon nor his spouse has investment control over such trust.

(9)	Includes 18,481 shares owned by the Baker Family Limited Partnership and 55,000 shares issuable upon exercise of options held by Mr. Baker and exercisable within 60 days of March 1, 2005. Also includes 3,000 shares of restricted stock.

Back to Contents

(10)	Includes 115,000 shares issuable upon exercise of options held by Mr. Briner exercisable within 60 days of March 1, 2005. Also includes 3,000 shares of restricted stock.

(11)	Includes 71,000 shares held of record directly by Mr. Dalton, 55,000 shares issuable upon exercise of options held by Mr. Dalton exercisable within 60 days of March 1, 2005 and 16,500 shares held of record by DF Partners, a family partnership of which Mr. Dalton is the sole general partner. The number set forth also includes 2,342,388 shares beneficially owned by entities affiliated with TIC. Mr. Dalton is President and an equity owner of TIC and TGH. Mr. Dalton is also the President and an indirect equity owner of TGT and TPT. Mr. Dalton disclaims beneficial ownership of shares beneficially owned, or deemed beneficially owned, by entities affiliated with TIC and DF Partners, except to the extent of his pecuniary interest therein. See Note 3. Also includes 3,000 shares of restricted stock.

(12)	Includes 87,500 shares issuable upon exercise of options held by Dr. Goff exercisable within 60 days of March 1, 2005. Also includes 3,000 shares of restricted stock.

(13)	Includes 65,000 shares issuable upon exercise of options held by Mr. Jacobson exercisable within 60 days of March 1, 2005. Also includes 3,000 shares of restricted stock.

(14)	Includes 142,750 shares issuable upon exercise of options held by Dr. Scheinberg exercisable within 60 days of March 1, 2005. Also includes 3,000 shares of restricted stock.

(15)	Includes 180,000 shares issuable upon exercise of options held by Dr. Israel exercisable within 60 days of March 1, 2005. Also includes 7,500 shares of restricted stock.

(16)	Includes 143,750 shares issuable upon exercise of options held by Mr. McKinney exercisable within 60 days of March 1, 2005. Also includes 7,500 shares of restricted stock.

(17)	Includes 410,000 shares issuable upon exercise of options held by Mr. Prentki exercisable within 60 days of March 1, 2005. Also includes 15,800 shares of restricted stock.

(18)	Includes shares held by affiliated entities as set forth in the above table and 2,393,025 shares in the aggregate issuable upon the exercise of stock options exercisable within 60 days of March 1, 2005 held by executive officers or directors or entities deemed affiliates of certain directors. Also includes 48,800 shares of restricted stock.

Sales of Stock by Insiders

We have established stock sale guidelines governing the way in which shares of our common stock may be sold by persons who may be considered insiders (directors, executive officers and certain key employees who we may designate from time to time). From time to time, such insiders will engage in sales of our common stock in accordance with these guidelines. These sales may be accomplished pursuant to SEC Rule 144 or pursuant to pre-arranged stock trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act.

Rule 10b5-1 allows persons who may be considered insiders to establish written pre-arranged stock trading plans when they do not have material, non-public information. The plans establish predetermined trading parameters that do not permit the person adopting the plan to exercise any subsequent influence over how, when or whether to effect trades. Implementation of these plans seeks to avoid concerns about executing stock transactions when insiders may subsequently be in possession of material, non-public information. Pre-arranged stock trading plans adopted in accordance with Rule 10b5-1 also permit our insiders to gradually diversify their investment portfolios and may minimize the market impact of stock trades by spreading them over an extended period of time.

We expect that most of our insiders will, from time to time, enter into pre-arranged stock trading plans adopted in accordance with Rule 10b5-1.

Equity Compensation Plan Information

     The following table sets forth, as of December 31, 2004, certain information related to our equity compensation plans.

Plan category	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance (excluding securities reflected in 1st column)

Equity compensation plans approved by shareholders:	4,235,369	(1)	$13.93	680,675	(2)
Equity compensation plans not approved by shareholders: (3)	649,222		$ 4.48	—
Total	4,884,591		$12.67	680,675

(1)	Does not include options issued under the ESPP or the Non-Qualified ESPP.
(2)	Includes 308,419 shares available for issuance under the ESPP and 220,322 shares available for issuance under the Non-Qualified ESPP.
(3)	Consists of the Company’s 1989 Non-Qualified Stock Option Plan, the 1993 Stock Option Plan, as amended, and the 1993 Executive Stock Option Plan. See the Notes to the Financial Statements included herein.

Back to Contents

Item 13.	Certain Relationships and Related Transactions

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals to the fullest extent permitted by Delaware law for certain liabilities to which they may become subject as a result of their affiliation with us.

On July 1, 2001 and September 1, 2001, we contracted with the Albert Einstein College of Medicine of Yeshiva University to perform certain specified research services relating to identified research and development projects. The contracts provide that the required research will be performed by an Albert Einstein research center laboratory headed by Tatjana Dragic, Ph.D., who is the spouse of our Chief Executive Officer and Chief Science Officer. In 2004, we paid Albert Einstein College of Medicine $87,839 for their services. In addition, we employ two research scientists at an aggregate cost of approximately $141,077 and who are assigned to Dr. Dragic’s laboratory to assist with research being performed on our behalf.

Item 14.	Principal Accounting Fees and Services

The following table discloses the fees that PricewaterhouseCoopers LLP billed for professional services rendered to us in each of the last two fiscal years:

	Fees of Auditors

Type of Fee	2004	2003

Audit Fees (1)	$899,395	$470,000
Audit Related Fees (2)	49,000	30,900
Tax Fees(3)	15,760	16,200
All Other Fees(4)	1,613	—
____________
(1)	Consisted of fees billed by PricewaterhouseCoopers LLP in connection with (i) the audit of our annual financial statements and reviews of our quarterly interim financial statements, totaling approximately $861,275 in 2004 and approximately $211,000 in 2003; (ii) the filing of registration statements with the Securities and Exchange Commission, totalling approximately $26,620 in 2004 and $244,000 in 2003; and (iii) the audit of the annual financial statements of PSMA Development Company LLC, 50% which we are responsible for, totaling an expense to us of approximately $11,500 in 2004 and $15,000 in 2003.
(2)	Consisted of fees billed by PricewaterhouseCoopers LLP for accounting advice, including internal control reviews and consultations concerning financial accounting and reporting standards, as well as fees billed in connection with the audit of certain accounts according to the terms of our grants from the National Institutes of Health, which totaled approximately $49,000 in 2004 and $25,000 in 2003.
(3)	Consisted of fees billed by PricewaterhouseCoopers LLP for tax-related services, including tax return preparation and advice. Fees billed by PricewaterhouseCoopers LLP for (i) tax return preparation and other tax-related services totaling $12,100 and (ii) tax return preparation for PSMA Development Company LLC, 50% of which we are responsible for, totaling an expense to us of $4,100. PricewaterhouseCoopers LLP has not yet completed its work on our and PSMA Development Company LLC’s tax returns for the fiscal year ended December 31, 2004. We expect tax-related fees for 2004 will be comparable to the fees incurred in 2003.
(4)	Consisted of fees to PricewaterhouseCoopers LLP for a proprietary internet-based subscription service.

Pre-approval of Audit and Non-Audit Services by the Audit Committee

As part of its duties, the Audit Committee is required to pre-approve audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. On or around January of every year, the Audit Committee will review and provide pre-approval for certain types of services that may be provided by the independent auditors without obtaining specific pre-approval from the Audit Committee. If a type of service to be provided by the independent auditors has not received pre-approval during this annual process, it will require specific pre-approval by the Audit Committee.

Back to Contents

PART IV
Item 15.	Exhibits and Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Report.

a) Documents filed as part of this Report:

1.	Financial Statements of Progenics Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

Balance Sheets at December 31, 2003 and 2004

Statements of Operations for the years ended December 31, 2002, 2003 and 2004

Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2002, 2003 and 2004

Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

Notes to the Financial Statements

b) Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith, and such listing is incorporated by reference.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.

Back to Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Progenics Pharmaceuticals, Inc.:

          We have completed an integrated audit of Progenics Pharmaceuticals, Inc.’s 2004 financial statements and of its internal control over financial reporting as of December 31, 2004, and audits of its 2003 and 2002 financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Financial statements

          In our opinion, the accompanying balance sheets and the related statements of operations, of stockholders’ equity and comprehensive loss and cash flows present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. at December 31, 2003 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

                    Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

                    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Back to Contents

                    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 14, 2005

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
BALANCE SHEETS
(in thousands, except for par value and share amounts)

	December 31,

	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$11,837	$5,227
Marketable securities	47,284	24,994
Accounts receivable	791	1,112
Amount due from joint venture		189
Other current assets	1,469	1,810

Total current assets	61,381	33,332

Marketable securities	6,542	986
Fixed assets, at cost, net of accumulated depreciation and amortization	3,891	4,692
Investment in joint venture	541
Restricted cash	531	535

Total assets	$72,886	$39,545

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,044	$7,260
Amount due to joint venture	109
Investment deficiency in joint venture		405

Total current liabilities	5,153	7,665
Deferred lease liability	50	42

Total liabilities	5,203	7,707

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued, and outstanding – none
Common stock, $.0013 par value; 40,000,000 shares authorized; issued and outstanding – 16,640,866 in 2003 and 17,280,635 in 2004	22	22
Additional paid-in capital	144,940	153,469
Unearned compensation		(2,251)
Accumulated deficit	(77,293)	(119,311)
Accumulated other comprehensive income (loss)	14	(91)

Total stockholders’ equity	67,683	31,838

Total liabilities and stockholders’ equity	$72,886	$39,545

The accompanying notes are an integral part of the financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
STATEMENTS OF OPERATIONS
(in thousands, except for loss per share data)

	Years Ended December 31,

	2002	2003	2004

Revenues:
Contract research and development from joint venture	$5,298	$2,486	$2,008
Other contract research and development	194
Research grants and contracts	4,544	4,826	7,483
Product sales	49	149	85

Total revenues	10,085	7,461	9,576

Expenses:
Research and development	23,761	27,241	36,063
General and administrative	6,484	8,029	12,580
Loss in joint venture	2,886	2,525	2,134
Depreciation and amortization	1,049	1,273	1,566

Total expenses	34,180	39,068	52,343

Operating loss	(24,095)	(31,607)	(42,767)

Other income (expense):
Interest income	1,708	625	780
Interest expense	(2)	(4)
Loss on sale of marketable securities			(31)
Payment from insurance settlement	1,600

Total other income	3,306	621	749

Net loss	$(20,789)	$(30,986)	$(42,018)

Net loss per share – basic and diluted	$(1.66)	$(2.32)	$(2.48)

Weighted-average shares – basic and diluted	12,551	13,367	16,911

The accompanying notes are an integral part of the financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2002, 2003 and 2004
(in thousands)

	Common Stock		Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Loss

	Shares	Amount

Balance at December 31, 2001	12,430	$17	$89,664	$(23)	$(25,518)	$207	$64,347

Amortization of unearned compensation				23			23
Issuance of compensatory stock options			250				250
Sale of common stock under employee stock purchase plans and exercise of stock options	182		1,138				1,138
Exercise of warrants	70		280				280
Net loss for the year ended December 31, 2002					(20,789)		(20,789)	$(20,789)
Changes in unrealized gain on marketable securities						(101)	(101)	(101)

Balance at December 31, 2002	12,682	17	91,332		(46,307)	106	45,148	(20,890)

Issuance of compensatory stock options			326				326
Sale of common stock under employee stock purchase plans and exercise of stock options	627	1	3,515				3,516
Sale of common stock in a public offering, net of expenses of $4,382	3,332	4	49,767				49,771
Net loss for the year ended December 31, 2003					(30,986)		(30,986)	(30,986)
Changes in unrealized gain on marketable securities						(92)	(92)	(92)

Balance at December 31, 2003	16,641	22	144,940		(77,293)	14	67,683	(31,078)

Issuance of restricted stock, net of 7 forfeited shares	161		2,703	(2,703)
Amortization of unearned compensation				452			452
Issuance of compensatory stock options			385				385
Sale of common stock under employee stock purchase plans and exercise of stock options	479		5,441				5,441
Net loss for the year ended December 31, 2004					(42,018)		(42,018)	(42,018)
Changes in unrealized gain on marketable securities						(105)	(105)	(105)

Balance at December 31, 2004	17,281	$22	$153,469	$(2,251)	$(119,311)	$(91)	$31,838	$(42,123)

The accompanying notes are an integral part of the financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2002	2003	2004

Cash flows from operating activities:
Net loss	$(20,789)	$(30,986)		$(42,018)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,049	1,273		1,566
Write-off of fixed assets				42
Loss on sale of marketable securities				31
Amortization of premiums, net of discounts, on marketable securities	1,224	644		640
Amortization of unearned compensation	23			452
Loss in Joint Venture	2,886	2,525		2,134
Adjustment to loss in joint venture (See Note 8)		927		762
Non-cash expense incurred in connection with issuance of common stock, stock options	250	326		385
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	44	(463)		(321)
Increase in amount due from joint venture				(189)
Decrease (increase) in other current assets	513	111		(341)
Increase in accounts payable and accrued expenses	322	2,243		1,938
Increase in investment in joint venture	(2,800)	(4,000)		(1,950)
Increase (decrease) in deferred lease liability	32	(21)		(8)

Net cash used in operating activities	(17,246)	(27,421)		(36,877)

Cash flows from investing activities:
Capital expenditures	(2,220)	(1,442)		(2,240)
Purchases of marketable securities	(20,169)	(71,417)		(39,601)
Sales of marketable securities	35,034	51,784		66,670
Decrease in restricted cash and security deposits	(130)	(401)		(3)

Net cash provided by (used in) investing activities	12,515	(21,476)		24,826

Cash flows from financing activities:
Proceeds from issuance of equity securities	1,418	57,669		5,441
Expenses related to issuance of equity securities		(4,382)

Net cash provided by financing activities	1,418	53,287		5,441

Net (decrease) increase in cash and cash equivalents	(3,313)	4,390		(6,610)
Cash and cash equivalents at beginning of period	10,760	7,447		11,837

Cash and cash equivalents at end of period	$7,447	$11,837		$5,227

Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$4	$
Supplemental disclosure of noncash investing and financing activities:
Fixed assets included in accounts payable and accrued expenses		$17		$169

The accompanying notes are an integral part of the financial statements.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

1.       Organization and Business

          Progenics Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company applies its expertise in clinical medicine, immunology and molecular biology to develop biopharmaceuticals to fight viral diseases, such as human immunodeficiency virus (“HIV”) infection and cancers, including malignant melanoma and prostate cancer, as well as to enhance symptom management and supportive care. The Company was incorporated in Delaware on December 1, 1986. All of the Company’s operations are located in New York. The Company operates under a single segment.

          With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at December 31, 2004, an accumulated deficit of approximately $119.3 million. At December 31, 2004, the Company had cash, cash equivalents and marketable securities, including non-current portion, totaling $31.2 million.  During the year then ended, the Company had a net loss of $42.0 million and used cash in operating activities of $36.9 million.  The Company does not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and the Company expects its expenses to increase.  Consequently, the Company will require significant additional external funding in the near term to continue its operations at the current levels.

          The Company intends to raise additional funding from potential collaboration agreements with one or more pharmaceutical companies and from the issuance and sale of securities.  The Company is currently in negotiations with potential collaborators for the MNTX programs, and the Company is seeking to finalize a collaboration agreement in 2005.  The Company expects that such a collaboration agreement would include significant up-front license fees or other payments as well as milestone payments.  The Company also expects that a collaborator would assume financial responsibility for further clinical development and commercialization of a majority of the MNTX programs.  The Company may also enter into a collaboration agreement, or license or sale transaction, with respect to other of its product candidates.  The Company may also seek to raise capital through the sale of its common stock or other securities.  The Company may also seek to fund aspects of its operations through government grants and contracts.

          Adequate additional funding may not be available to the Company on acceptable terms or at all.  The Company has developed a contingency plan, which provides for changes in its operations in the event that the Company is unable to secure additional funding in the near term.  The Company would likely commence implementing this plan in the second quarter of 2005 if it is not able to secure additional funding by such time.  This plan would involve focusing the Company’s resources on its late-stage MNTX program, which the Company believes has the greatest likelihood of generating near-term cash flows, and reducing or eliminating funding to some or all of its other programs.  There are other cost-containment initiatives that the Company could implement.  The Company believes that these measures would significantly reduce its operating expenses.  The impact of these cost-savings initiatives on the Company’s operating results would likely be modest initially and then increase as the measures are phased in over time.  The Company believes that implementation of this contingency plan would permit it to conduct its operations, funded by its existing capital resources, for at least the next twelve months.

2.       Summary of Significant Accounting Policies

Revenue Recognition

          Payments received from PSMA Development Company LLC (the “JV”) (a related party), the Company’s joint venture with Cytogen Corporation, for contract research and development are recognized as revenue as the related services are performed by the Company (see Note 8).

          Payments received from any collaborators for contract research and development services are recognized as revenue as the related services are performed by the Company, provided the collection of the resulting receivable is probable. In situations where the Company receives payments in advance of performance of services, such amounts are deferred and recognized as revenue as the related services are performed.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

2.       Summary of Significant Accounting Policies – (Continued)

          The Company has been awarded government research grants and contracts from the National Institutes of Health (the “NIH”). The NIH grants and contracts are used to subsidize certain of the Company’s research projects (“Projects”). NIH grant revenue is recognized on a pro rata basis as subsidized Project costs are incurred. Such method approximates the straight-line basis over the lives of the Projects. The NIH contract reimburses the Company for costs associated with the preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. Milestone payments received under this NIH contract are recognized as revenue upon achievement of pre-defined scientific events, which require substantive effort, and achievement of the milestones was not readily assured at the inception of the agreement.

          The Company has derived all of its product revenues from the sale of research reagents. Product sales revenue is recognized at the time reagents are shipped. The reagents are products of the Company’s research and development efforts. The Company maintains no inventory of reagents, and cost of product sales is not material.

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

          For each of the three years in the period ended December 31, 2004, all of the Company’s research grant and contract revenue and contract research and development revenue came primarily from the JV and the NIH.

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

          For each clinical trial that the Company conducts, certain clinical trials costs, which are included in research and development expenses, are expensed based on the total number of patients in the trial, the rate at which patients enter the trial, and the period over which clinical investigators or contract research organizations provide services. At each period end the Company evaluates the accrued expense balance related to these activities based upon information received from the suppliers and estimated progress towards completion of the research or development objectives to ensure that the balance is reasonably stated. Such estimates are subject to change as additional information becomes available.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates include useful lives of fixed assets and the periods over which certain revenues and expenses will be recognized, including contract research and development revenue recognized from non-refundable up front licensing payments, contract manufacturing revenue recognized from reimbursed deferred capital costs, and expense recognition of certain clinical trial costs which are included in research and development expenses.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

2.       Summary of Significant Accounting Policies – (Continued)

Patents

          As a result of research and development efforts conducted by the Company, the Company has applied, or is applying, for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

Net Loss Per Share

          The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period.

Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities and receivables from the JV and the NIH. The Company invests its excess cash in investment grade securities issued by corporations and governments. The Company has established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities.

Cash and Cash Equivalents

          The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2003 and 2004, the Company had invested approximately $6,806 and $3,479, respectively, in funds with two major investment companies and held approximately $5,031 and $1,748, respectively, in a single commercial bank. Restricted cash represents amounts held in escrow for security deposits and credit cards.

Marketable Securities

          In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Debt and Equity Securities,” investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted fot the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices. Interest and dividends on securities classified as available-for-sale are included in interest income.

          At December 31, 2003 and 2004, the Company’s investment in marketable securities in the current assets section of the balance sheets included $35.9 million and $8.1 million, respectively, of auction rate securities.  The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities.  As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities.  All income generated from these current investments was recorded as interest income.

Revised Classification of Certain Securities

          Effective December 31, 2004, the Company has reclassified its auction rate securities as marketable securities in current assets.  Previously, such investments had been classified as cash and cash equivalents.  Accordingly, the Company has reflected these securities as marketable securities in the current assets section of its balance sheets as of December 31, 2003 and 2004.  The Company has also made corresponding adjustments to its statements of cash flows for the years ended December 31, 2002, 2003 and 2004 to reflect the gross purchases and

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

2.       Summary of Significant Accounting Policies – (Continued)

sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This reclassification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported statements of cash flows or its previously reported statements of operations for any period.

          As reported previously at December 31, 2002 and 2003, $2.0 million and $35.9 million, respectively, of these current investments were classified as cash equivalents on the Company’s balance sheet.  These investments have been reclassified to short-term investments from cash and cash equivalents as previously reported.

          For the fiscal years ended December 31, 2002 and 2003, net cash used in investing activities related to these short-term auction rate securities of ($2.0) million and ($33.9) million, respectively, were included in cash and cash equivalents in our statement of cash flows.

Fixed Assets

          Leasehold improvements, furniture and fixtures, and equipment are stated at cost. Furniture, fixtures, and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the life of the lease or of the improvement, whichever is shorter. Costs of construction of long-lived assets are capitalized but are not depreciated until the assets are placed in service. The Company periodically assesses the recoverability of fixed assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future undiscounted cash flows are less than the carrying amount in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on an assessment, as of December 31, 2004, there were no impairments of long-lived assets.

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

Impairment of Long-Lived Assets

          In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.  Based on an assessment as of December 31, 2004, no impairments had occurred.

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

2.       Summary of Significant Accounting Policies – (Continued)

Risks and Uncertainties

          The Company has no products approved by the U.S. Food and Drug Administration for marketing. There can be no assurance that the Company’s research and development will be successfully completed, that any products developed will obtain necessary marketing approval by regulatory authorities or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, and it is dependent upon the continued services of its current employees, consultants and subcontractors. The Company currently relies upon single-source third party manufacturers for the supply of bulk and finished form MNTX.  For the three years ended December 31, 2004, the only sources of the Company’s revenues were contract research and development revenues from the JV and research grants and contracts revenues from the NIH.  There can be no assurance that these revenues will continue. Similarly, substantially all of our accounts receivable at December 31, 2004 and December 31, 2003 were from the above-named sources.

Stock-Based Compensation

          The accompanying financial position and results of operations have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company recognizes compensation expense if the terms of an option grant are not fixed or the quoted market price of our common stock on the grant date is greater than the amount an employee must pay to acquire the stock. Compensation expense is also recognized for performance-based vesting of stock options upon achievement of defined milestones.

          The fair value of options and warrants granted to non-employees for services are included in the financial statements and expensed as they vest.

          The following table, which summarizes the pro forma operating results and compensation costs for the Company’s incentive stock option and stock purchase plans, has been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and Emerging Issues Task Force (EITF) 96-18. “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Since option grants awarded during 2002, 2003 and 2004 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	Years Ended December 31,

	2002	2003	2004

Net loss, as reported	$(20,789)	$(30,986)	$(42,018)
Add: Stock-based employee compensation expense included in reported net loss	23	103	452
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(7,486)	(11,838)	(8,479)

Pro forma net loss	(28,252)	(42,721)	(50,045)

Net loss per share amounts, basic and diluted:
As reported	$(1.66)	$(2.32)	$(2.48)

Pro forma	$(2.25)	$(3.20)	$(2.96)

          The table does not include $250, $223 and $385 of non-employee compensation expense in the years ended December 31, 2002, 2003 and 2004, respectively.

          Other disclosures required by SFAS No. 123 have been included in Note 9.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

2.       Summary of Significant Accounting Policies – (Continued)

Comprehensive Loss

          Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” for the years ended December 31, 2002, 2003 and 2004 have been included in the Statements of Stockholders’ Equity and Comprehensive Loss.

Impact of Recently Issued Accounting Standards

          In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004) Share-Based Payment, which is a revision of FASB Statement No.123, Accounting for Stock Based Compensation.  Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.  The standard allows three alternative transition methods for public companies: modified prospective application with restatement of prior interim periods in the year of adoption; modified prospective application with no restatement of prior interim periods in the year of adoption; and retroactive application with restatement of prior financial statements to include the same amounts that were previously included in pro forma disclosures.  Historically, in accordance with SFAS 123 and SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company had elected to follow the disclosure-only provisions of Statement No. 123 and, accordingly accounted for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations.  Under APB 25, when stock options are issued with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements, and compensation expense is only disclosed in the footnotes to the financial statements.  The Company will be required to adopt Statement No.123(R) no later than the quarter beginning July 1, 2005.  Since the Company is currently in the process of evaluating the option valuation methods and adoption transition alternatives available under Statement 123(R), the Company has not yet determined the impact Statement 123(R) will have on its consolidated results of operations, financial position and cash flows.

3.       Marketable Securities

          The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity  (See Note 2).  The following table summarizes the amortized cost basis, the aggregate fair value, and gross unrealized holding gains and losses at December 31, 2003 and 2004:

	Amortized Cost Basis	Fair Value	Unrealized Holding

			Gains	(Losses)	Net

2004:
Maturities less than one year:
Corporate debt securities	$11,970	11,914	$4	$(60)	$(56)
US Government securities	5,008	4,980		(28)	(28)
Maturities between one and five years:
Corporate debt securities	993	986		(7)	(7)
Maturities greater than five years:
Municipal Bonds (ARS)	8,100	8,100

	$26,071	$25,980	$4	$(95)	$(91)

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

3.       Marketable Securities — (Continued)

	Amortized Cost Basis	Fair Value	Unrealized Holding

			Gains	(Losses)	Net

2003:
Maturities less than one year:
Corporate debt securities	$11,361	$11,384	$36	$(13)	$23
Maturities between one and five years:
Corporate debt securities	3,533	3,520		(13)	(13)
US Government securities	3,018	3,022	5	(1)	4
Maturities greater than five years:
Municipal Bonds (ARS)	35,900	35,900

	$53,812	$53,826	$41	$(27)	$14

          The total realized gains and losses from the sale of marketable securities for the years ended December 31, 2003 and 2004, were $0 and $31, respectively.  The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

4.       Fixed Assets

          Fixed assets consist of the following:

	December 31,

	2003	2004

Computer equipment	$599	$722
Machinery and equipment	4,133	5,095
Furniture and fixtures	537	652
Leasehold improvements	2,541	4,119
Construction in progress	1,099	445

	8,909	11,033
Less, accumulated depreciation and amortization	(5,018)	(6,341)

	$3,891	$4,692

5.       Accounts Payable and Accrued Expenses

          Accounts payable and accrued expenses consist of the following:

	December 31,

	2003	2004

Accounts payable	$1,300	$1,438
Accrued consulting and clinical trial costs	2,883	3,832
Accrued payroll and related costs	700	734
Legal and professional fees	134	1,256
Other	27

	$5,044	$7,260

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

6.          Stockholders’ Equity

          The Company is authorized to issue 40,000 shares of common stock, par value $.0013 (“Common Stock”), and 20,000 shares of preferred stock, par value $.001. The Board has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board.

          In consideration for a guarantee of a line of credit by two affiliates of a stockholder of the Company, in 1997 the Company issued to these affiliates warrants to purchase 70 shares of common stock. Such warrants vested immediately, and had an exercise price of $4.00 per share. During the year ended December 31, 2002, all 70 warrants were exercised.

          In November 2003, the Company completed its third public offering of common stock, which provided the Company with $49.8 million in net proceeds. As a result of this offering, the Company issued 3,333 shares of common stock at $16.25 per share and incurred related expenses of $4.4 million.

7.       Commitments and Contingencies

a.       Operating Leases

          The Company leases office and laboratory space under: (i) a noncancelable sublease agreement (“Sublease”) and (ii) a separate noncancelable direct lease agreement (“Direct Lease”). The Sublease, as amended, provides for fixed monthly rental expense of approximately $65 through June 30, 2007. Such amounts are recognized as rent expense on a straight-line basis over the term of the Sublease. The Sublease can be extended at the Company’s option for one additional two-year term. The Direct Lease provides for fixed monthly rental expense of approximately $56 through August 31, 2007, and approximately $65 through December 31, 2009. The Direct Lease can be extended at the Company’s option for two additional five-year terms. In addition to rents due under these agreements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses.

          The Company also leases certain office equipment under noncancelable operating leases. The leases expire at various times through January 2007. As of December 31, 2004, future minimum annual payments under all operating lease agreements are as follows:

Years ending December 31,	Minimum Annual Payments

2005	$1,655
2006	1,645
2007	1,243
2008	883
2009	883

$6,309

          Rental expense totaled approximately $752, $841 and $1,657 for the years ended December 31, 2002, 2003 and 2004, respectively.  For the year ended December 31, 2002, the Company recognized rental expense in excess of amounts paid of $32.  For the years ended December 31, 2003 and 2004, the Company recognized amounts paid in excess of rental expense of approximately $21 and $8, respectively.  Additional facility charges, including utilities, taxes and operating expenses, for the years ended December 31, 2002, 2003 and 2004 were approximately $1,060, $1,086 and $1,932, respectively.

b.       Licensing and Service Agreements

          The Company has entered into a variety of intellectual property-based license and service agreements in connection with its product development programs. In connection with all the agreements discussed below, the Company has recognized milestone, license and sub-license fees, which are included in research and development expenses, totaling approximately $1,090, $815, and $431 for the years ended December 31, 2002, 2003 and 2004, respectively. In addition, as of December 31, 2004, remaining payments associated with milestones and defined objectives with respect to the agreements referred to above total approximately $22,100. Future annual minimum royalties under the licensing agreements described below are not significant.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

7.       Commitments and Contingencies — (Continued)

     i.     Columbia University

          The Company is a party to a license agreement with Columbia University under which it obtained exclusive, worldwide rights to specified technology and materials relating to CD4. In general, the license agreement terminates (unless sooner terminated) upon the expiration of the last to expire of the licensed patents, which is presently 2021; however, patent applications that the Company has also licensed and patent term extensions may extend the period of its license rights, when and if the patent applications are allowed and issued or patent term extensions are granted.

          The Company’s license agreement requires it to achieve development milestones. Among others, the agreement states that the Company is required to have filed for marketing approval of a drug by June 2001 and be manufacturing a drug for commercial distribution by June 2004. The Company has not achieved either of these milestones due to delays that it believes could not have been reasonably avoided and are reasonably beyond its control. The agreement provides that Columbia shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and the Company believes that the delays referred to above satisfy the criteria for a revision of the milestone dates. Columbia has not consented to a revision of the milestone dates.

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

          The Company’s license agreement requires it to achieve development milestones. The agreement states that the Company is required to have filed for marketing approval of a drug by 2000 and to commence manufacturing and distribution of a drug by 2002. The Company has not achieved these milestones due to delays that it believes could not have been reasonably avoided. The agreement provides that Sloan-Kettering shall not unreasonably withhold consent to a revision of the milestone dates under specified circumstances, and the Company believes that the delays referred to above satisfy the criteria for a revision of the milestone dates. Sloan-Kettering has not consented to a revision of the milestone dates as of this time.

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

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

7.       Commitments and Contingencies — (Continued)

     iii.     Aquila Biopharmaceuticals, Inc.

          The Company has entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics Inc., pursuant to which Aquila agreed to supply the Company with all of its requirements for the QS-21 adjuvant for use in ganglioside-based cancer vaccines, including GMK. QS-21 is the lead compound in the Stimulon family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the U.S. the licensed patent will expire in 2008.

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

     iv.     Development and License Agreement with Protein Design Labs, Inc.

          The Company has entered into a development and license agreement with Protein Design Labs, or PDL, for the humanization by PDL of PRO 140. Pursuant to the agreement, PDL granted the Company exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how relating to the humanized PRO 140. In general, the license agreement terminates on the later of 10 years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter the license is fully paid. The last of the presently issued patents expires in 2014; however, patent applications filed in the U.S. and internationally that the Company has also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. The Company has the right to terminate the agreement without cause upon 60 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. In the event of a default by one party, the agreement may also be terminated, after an opportunity to cure, by non-defaulting party upon 30 days prior written notice.

     v.     UR Labs, Inc.

          The Company has entered into an agreement with UR Labs to obtain worldwide exclusive rights to intellectual property rights related to MNTX. UR Labs has exclusively licensed MNTX from the University of Chicago. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the MNTX product development and commercialization program. Upon 90 days prior written notice including the opportunity to cure, UR Labs may terminate the agreement under specified default circumstances that include the Company’s failure to achieve specified development milestones; however, the consent of UR Labs to appropriate revisions to the development milestones shall not be unreasonably withheld under specified circumstances. The Company has the right to terminate the agreement without cause upon 60 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. In the event of a default by UR Labs, the Company may terminate the agreement, after an opportunity to cure, upon 60 days prior written notice.

          If not terminated early, the agreement continues so long as the Company is obligated to pay royalties on the sale of a licensed product that includes MNTX. If there is a valid patent relating to a licensed product in a particular country) on the date of the first commercial sale in that country, the Company is obligated to pay royalties until the later of the expiration of the last to expire licensed patent or five years from the date of that sale. If a valid licensed patent does not exist in a particular country on the date of the first commercial sale of a licensed product in that country, the Company is obligated to pay royalties until seven years from the date of that sale. The last of the presently issued patents expire in 2017; however, patent term extensions may extend the period of our license rights, when and if such patent term extensions are granted.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

7.       Commitments and Contingencies — (Continued)

     vi.     Genzyme Transgenics Corporation

          The Company has entered into a collaboration with Genzyme Transgenics to develop a transgenic source of the PRO 542 molecule. Under this agreement, Genzyme Transgenic has conducted work designed to result in the establishment of a line of transgenic goats capable of expressing the molecule in lactation milk. The Company is obligated to pay Genzyme Transgenics certain fees to conduct the program as well as additional fees upon the achievement of specified milestones.

     vii.     Pharmacopeia, Inc.

          In March 2000, the Company entered into a research and license agreement with Pharmacopeia, Inc. to discover therapeutic treatments related to HIV. This agreement expanded on a collaboration with Pharmacopeia commenced in September 1997. Under the terms of the 2000 agreement, the Company provided proprietary assays and expertise and Pharmacopeia engaged in a screening program of its internal compound library. In August 2000, the Company expanded its collaboration with Pharmacopeia to add two additional programs. Progenics is entitled to a grant by Pharmacopeia of a license to active compounds, if any, identified in the program. The Company is obligated to pay Pharmacopeia fees as well as additional amounts upon the achievement of specified milestones and royalties on any sales of therapeutics marketed as a result of the collaboration.

c.      Consulting Agreements

          As part of the Company’s research and development efforts, it enters into consulting agreements with external scientific specialists (“Scientists”) and others. These agreements contain various terms and provisions, including fees to be paid by the Company and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable to the Company. Certain Scientists, some of who are members of the Company’s Scientific Advisory Board, have purchased Common Stock or received stock options which are subject to vesting provisions. The Company has recognized expenses with regards to these consulting agreements totaling approximately $500, $460 and $641 for the years ended December 31, 2002, 2003 and 2004, respectively. For the years ended December 31, 2002, 2003 and 2004, such expenses include the fair value of stock options granted during 2002, 2003 and 2004, which were fully vested at grant date, of approximately $250, $223 and $385, respectively.

8.       PSMA Development Company LLC

     a.     Joint Venture Agreement

          PSMA Development Company LLC (the “JV”) was formed on June 15, 1999 as a joint venture between Progenics Pharmaceuticals, Inc. (“Progenics”) and Cytogen Corporation (“Cytogen”) (each a “Member” and collectively, the “Members”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”). Each Member has equal ownership and equal representation on the JV’s management committee and equal voting rights and rights to profits and losses of the JV. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement and a Licensing Agreement (collectively, the “Agreements”), which generally define the rights and obligations of each Member, including the obligations of the Members with respect to capital contributions and funding of research and development of the JV for each coming year. The Agreements generally terminate upon the last to expire of the patents granted by the Members to the JV or upon breach by either party, which is not cured within 60 days of written notice or upon dissolution of the JV in accordance with the LLC Agreement.

          Under the LLC Agreement, the Company was required to pay to the JV $2.0 million in supplemental capital contributions at certain defined dates or upon the achievement by the JV of defined milestones. Since at June 15, 1999 it was probable that the Company would be required to fund the $2.0 million supplemental capital contribution, the Company recorded at that time a liability to the JV of approximately $1.8 million. Such amount represented the present value of the supplemental capital contribution discounted at 10%. The discount was amortized as interest expense over the term of the remaining payments. One million dollars was paid in 1999 and $0.5 million was paid during each of 2000 and 2002.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

8.       PSMA Development Company LLC — (Continued)

          In accordance with the Agreements, our $2.0 million supplemental capital contribution was used by the JV to pay a $2.0 million non-refundable licensing fee to Cytogen (“Cytogen Payment”). The payment terms of the Cytogen Payment were identical to the payment terms of the Company’s required supplemental capital contribution. Accordingly, at inception, the JV discounted the Cytogen Payment along with the Company’s supplemental capital contribution, thereby recording approximately a $1.8 million liability to Cytogen and a $1.8 million receivable from the Company.

          The Company provides research and development services to the JV and is compensated for its services based on agreed upon terms.  Until January 2004, such services were provided to the JV pursuant to a Services Agreement and extensions thereof.  The Services Agreement, as extended, expired effective January 31, 2004, and the Members have not yet agreed upon the terms of a replacement services agreement. All inventions made by the Company in connection with its research and development services for the JV are to be assigned to the JV for its use and benefit.

          The Company was originally required to fund the cost of research up to $3.0 million. As of December 31, 2001, the Company had surpassed the $3.0 million in funding for research costs. Each Member thereafter made equal capital contributions to fund research costs. Such contributions were $2.3 million, $4.0 million and $2.0 million in the years ended December 31, 2002, 2003 and 2004, respectively. Each member made a capital contribution to the JV of $0.5 million in January 2005 to fund obligations outstanding regarding work performed under the approved 2004 work plan.

          The level of commitment by the Members to fund the JV is based on a budget and work plan that is developed annually by the Members.  The budget is intended to be sufficient to fund research and development projects for the then-current year.  At December 31, 2004, the JV had no approved budget or work plan for the year ending December 31, 2005 because the Company and Cytogen had not yet reached agreement with respect to a number of matters relating to the JV.  If the Members do not reach an agreement regarding the 2005 budget and work plan, the programs conducted by the JV would likely be delayed or halted, and the Company’s capital commitments to, and its revenues associated with, the joint venture would be reduced or eliminated.

          Amounts received from the JV as reimbursement of research and development costs in excess of the initial $3.0 million (see above) are recognized as contract research and development revenue. For the years ended December 31, 2002, 2003 and 2004, such amounts totaled approximately $5.3 million, $2.5 million and $2.0 million, respectively.  According to the joint venture agreement, and in consideration of the Company’s initial incremental capital contribution and recognition of $3.0 million of joint venture research expenditures, the Company may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies and receive related amounts not to exceed $3.0 million. Through December 31, 2004, the Company had recognized approximately $2.3 million of revenue from eight governmental grants relating to PSMA technologies, which is included in grant revenue in the Company’s accompanying financial statements.  Proceeds received from the joint venture for research activities for which the Company has also received corresponding grant revenue is reflected in the accompanying financial statements as adjustments to reduce joint venture losses and contract revenue from the joint venture.  Such adjustments were $927 and $762 for the years ended December 31, 2003 and 2004, respectively.  Contract research and development revenue recognized by the Company related to services provided to the JV may vary in the future due to potential future funding limitations on the part of the Members, disagreements between the Members regarding JV funding or operations, the extent to which the JV requests Progenics to perform research and development under the terms of a new Services Agreement or other form of agreement between the Members with respect to such services.

          The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

8.       PSMA Development Company LLC — (Continued)

Balance Sheet Data

	December 31,

	2003	2004

Cash	$1,173
Prepaid expenses		$12
Accounts receivable from Progenics	108

Total assets	$1,281	$12

Accounts payable to Progenics		$189
Accounts payable to Cytogen		4
Accounts payable and accrued expenses	$199	629
Stockholders’ equity (deficit)	1,082	(810)

Total liabilities and stockholders’ equity	$1,281	$12

Statement of Operations Data

	For the Year Ended

	2002	2003	2004

Interest income	$13	$5	$7
Total expenses (1)	5,786	6,909	5,799

Net loss	$(5,773)	$(6,904)	$(5,792)

(1) Includes contract research and development services performed by Progenics.

     b.     Collaboration Agreements of the Joint Venture

      i.     Abgenix

          In February 2001, the JV entered into a worldwide exclusive licensing agreement with Abgenix to use Abgenix’ XenoMouse™ technology for generating fully human antibodies to the JV’s proprietary PSMA antigen. In consideration for the license, the JV paid a nonrefundable, non-creditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. The JV has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

     ii.     AlphaVax Human Vaccines

          In September 2001, the JV entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating the JV’s proprietary PSMA antigen. In consideration for the license, the JV paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include the JV’s failure to achieve milestones; however, the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. The JV has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’ system or seven years from the first commercial sale of the products developed using AlphaVax’ system. The last of the presently issued patents expire in 2015; however, patent applications filed in the U.S. and internationally that the JV has also licensed and patent term extensions may extend the period of the JV’s license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

9.       Stock Option and Employee Stock Purchase Plans

          The Company has adopted three stock option plans, the Non-Qualified Stock Option Plan, the Stock Option Plan and the Amended Stock Incentive Plan (individually the “89 Plan,” “93 Plan” and “96 Plan,” respectively, or collectively, the “Plans”). Under the 89 Plan, the 93 Plan and the 96 Plan, each as amended, a maximum of 375, 750 and 5,000 shares of Common Stock, respectively, are available for awards to employees, consultants, directors and other individuals who render services to the Company (collectively, “Optionees”). The Plans contain certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. The 89 Plan and 93 Plan provide for the Board, or the Compensation Committee (“Committee”) of the Board, to grant stock options to Optionees and to determine the exercise price, vesting term and expiration date. The 96 Plan provides for the Board or Committee to grant to Optionees stock options, stock appreciation rights, restricted stock, performance awards or phantom stock, as defined (collectively “Awards”). The Committee is also authorized to determine the term and vesting of each Award, and the Committee may in its discretion accelerate the vesting of an Award at any time. Options granted under the Plans generally vest pro rata over four to ten years and have terms of ten to twenty years. Except as noted below, the exercise price of outstanding awards was equal to the fair value of our Common Stock on the dates of grant. Under the 89 Plan, for a period of ten years following the termination for any reason of an Optionee’s employment or active involvement with the Company, as determined by the Board, the Company has the right, should certain contingent events occur, to repurchase any or all shares of Common Stock held by the Optionee and/or any or all of the vested but unexercised portion of any option granted to such Optionee at a purchase price defined by the 89 Plan, which is equal to or exceeds fair value. The 89 Plan and the 93 Plan terminated in April 1994 and December 2003, respectively, and the 96 Plan will terminate in October 2006, however, options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

          The following table summarizes stock option information for the Plans as of December 31, 2004:

		Options Outstanding			Options Exercisable

Range of Exercise Prices		Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.33 –	$1.33	129	4.3	$1.33	129	$1.33
2.47 –	3.52	14	8.0	3.19	14	3.19
4.00 –	5.69	492	2.6	4.11	435	4.10
6.35 –	9.50	263	5.0	8.61	245	8.67
9.63 –	14.40	1,856	5.7	12.74	1,413	12.70
14.50 –	21.70	1,401	7.8	16.42	587	16.37
21.95 –	27.56	170	7.6	24.20	57	26.42
42.38 –	48.88	70	5.0	43.77	59	44.03
70.00 –	70.00	15	5.3	70.00	15	70.00

$1.33 –	$70.00	4,410	6.0	$13.46	2,954	$12.47

          Transactions involving stock option awards under the Plans during 2002, 2003 and 2004 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price

Balance outstanding, December 31, 2001	3,474	$12.19
2002: Granted	791	12.46
Cancelled	(55)	15.61
Exercised	(19)	4.34
Expirations	(27)	9.82

Balance outstanding, December 31, 2002	4,164	12.26

2003: Granted	982	14.67
Cancelled	(126)	12.93
Exercised	(343)	6.16
Expirations	(42)	15.62

Balance outstanding, December 31, 2003	4,635	13.17

2004: Granted	491	16.94
Cancelled	(336)	15.30
Exercised	(318)	10.89
Expirations	(62)	22.27

Balance outstanding, December 31, 2004	4,410	$13.46

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

9.       Stock Option and Employee Stock Purchase Plans — (Continued)

          As of December 31, 2002, 2003 and 2004, the total number of options exercisable under the Plans were 2,550, 2,838 and 2,954, respectively with weighted average exercise prices of $10.77, $12.02 and $12.47, respectively.

          As of December 31, 2004, shares available for future grants under the 96 Plan amounted to 152.

          During the years ended December 31, 2003 and 2004, the Company granted 225 and 75 stock options, respectively, to its Chief Executive Officer under the 96 Plan. One-half of each of the grants vests over a four-year period and the remainder over a 9-year and 11 month period. The vesting of the second half of the grants may be accelerated upon the achievement of certain defined milestones. During 2003, two of those milestones under the 2003 grant were achieved, resulting in the vesting of 62 options, for which the Company recognized $103 as non-cash compensation expense.  No milestones under either grant were achieved in 2004.

          During the year ended December 31, 2004, the Company granted 37 options to its President to buy shares of the Company’s common stock under the 96 Plan. The options vest in 9 years and 11 months and are subject to acceleration of vesting upon the achievement of certain defined milestones.  As of December 31, 2004, no milestones had been achieved.

          Prior to the year ended December 31, 1999, the Company granted certain options with exercise prices below the fair market value of the Common Stock on the date of grant. The difference between such fair market value and exercise price was recorded as unearned compensation on the balance sheet on the date of grant. Such unearned compensation was recognized as compensation expense on a pro rata basis over the respective options’ vesting periods through December 31, 2002.  For the year ended December 31, 2002, the annual amortization of unearned compensation totaled $23.

          During the year 2004, the Company issued 161 shares of restricted stock, net of forfeitures, at no cost to certain employees and board members. Based on the fair market value of $16.85 per share on the date of such grants, a total amount of $2.7 million was recorded as unearned compensation on the balance sheet. The restrictions on such shares lapse generally over a period of four years, and accordingly the total unearned compensation of $2.7 million is being amortized as compensation expense on a straight line basis to the statement of operations, as such restrictions lapse. Total amortization of unearned compensation expense for the year ended December 31, 2004 amounted to $452, net of forfeitures.

          During 1993, the Company adopted an Executive Stock Option Plan (the “Executive Plan”), under which a maximum of 750 shares of Common Stock, adjusted for stock splits, stock dividends, and other capital adjustments, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options (“ISO’s”), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company. The Executive Plan terminated on December 15, 2003; however, any options outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750 stock options under the Executive Plan to one officer, of which 665 were non-qualified options (“NQOs”) and 85 were

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

9.       Stock Option and Employee Stock Purchase Plans — (Continued)

ISOs. The ISOs have been exercised. The NQOs have a term of 14 years and entitle the officer to purchase shares of Common Stock at $5.33 per share, which represented the estimated fair market value, of the Company’s Common Stock at the date of grant, as determined by the Board of Directors. As of December 31, 2004, all NQOs are fully vested, and options to purchase 475 shares remain outstanding.

          The following table summarizes stock option information for the Executive Plan as of December 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Exercise Price

$5.33	475	3.0	$ 5.33	475	$ 5.33

          On May 1, 1998, the Company adopted two employee stock purchase plans (the “Purchase Plans”), the 1998 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1998 Non-Qualified Employee Purchase Plan (the “Non-Qualified Plan”). The Purchase Plans provide for the grant to all employees of options to use up to 25% of their quarterly compensation, as such percentage is determined by the Board of Directors prior to the date of grant, to purchase shares of the Common Stock at a price per share equal to the lesser of the fair market value of the Common Stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grants. The Qualified Plan is not available for employees owning more than 5% of the Common Stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent the option grants are restricted under the Qualified Plan. The Qualified and Non-Qualified Plans provide for the issuance of up to 1,000 and 300 shares of Common Stock, respectively.

          Purchases of Common Stock during the years ended December 31, 2002, 2003 and 2004 are summarized as follows:

	Qualified Plan		Non-Qualified Plan

	Shares Purchased	Price Range	Shares Purchased	Price Range

2004	144	$7.47 – $17.13	17	$7.47 – $17.13
2003	256	$3.75 – $17.78	44	$3.75 – $ 6.66
2002	159	$3.55 – $13.90	7	$4.27 – $15.70

          At December 31, 2004, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 308 and 220, respectively.

          For the purpose of the pro forma calculation, compensation expense for the Plans and Executive Plan and the Purchase Plans is determined in accordance with SFAS No. 123 (see Note 2), as amended by SFAS No. 148, which requires the measurement of the fair value of stock options or warrants to be disclosed in the notes to financial statements.  The Company has computed the required pro forma disclosure for options granted using the Black-Scholes option pricing model prescribed by SFAS No. 123. The following assumptions were used in computing the fair value of option grants under the Plans and Executive Plan, and the Purchase Plans:

	Plans and Executive Plan			Purchase Plans

	2002	2003	2004	2002	2003	2004

Risk free interest rate	4.0%	2.7%	3.4%	4.0%	.97%	1.6%
Expected dividend yield
Expected lives	5 years	5 years	5 years	6 months	6 months	6 months
Expected volatility	79%	94%	92%	79%	36%	32%

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

9.       Stock Option and Employee Stock Purchase Plans — (Continued)

          During the years ended December 31, 2002, 2003 and 2004, the total number of options under the Plans whose exercise price was equal to the market price of the stock on the date of grant was 772, 963, and 472, respectively. The weighted average per share exercise price of those options was $12.65, $14.82, and $17.29, respectively, and the weighted average grant date fair value per share of those options was $8.36, $10.79, and $12.38, respectively. During each of the years ended December 31, 2002, 2003 and 2004, 19 options whose exercise price was less than the market price of the stock on the date of grant were granted under the Plans. The weighted average per share exercise price of those options was $6.74, $5.03, and $8.17 respectively, and the weighted average grant date fair value per share was $10.70, $9.96, and $14.48, respectively.

10.     Employee Savings Plan

          During 1993, the Company adopted the provisions of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the “Amended Plan”). The terms of the Amended Plan, among other things, allow eligible employees to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits. The Company has agreed to match 100% of those employee contributions that are equal to 5% – 8% of compensation and are made by eligible employees to the Amended Plan. In addition, the Company may also make a discretionary contribution each year on behalf of all participants who are non-highly compensated employees. The Company made matching contributions of approximately $413, $558, and $723 to the Amended Plan for the years ended December 31, 2002, 2003 and 2004, respectively.

11.     Income Taxes

          The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”).

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

          There is no provision or benefit for federal or state income taxes for the years ended December 31, 2004 and 2003.

          Deferred tax assets and (liabilities) consist of the following:

	December 31,

	2004	2003

Depreciation and Amortization	$792	$603
R&D Tax Credit Carry-Forwards	4,651	3,661
AMT Credit Carry-Forwards	211	211
Net Operating Loss Carry-Forwards	49,203	35,232
Other Items	602	77

	55,459	39,784
Valuation Allowance	(55,459)	(39,784)

	—	—

          The Company does not recognize deferred tax assets considering the history of taxable losses and the uncertainty regarding the Company’s ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

          As of December 31, 2004, the Company had available, for tax return purposes, unused net operating loss carry-forwards (NOL’s) of approximately $130.0 million, which will expire in various years from 2010 to 2024, a portion of which was generated from deductions that, when realized, will reduce taxes payable and will increase paid-in-capital.

Back to Contents

PROGENICS PHARMACEUTICALS, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(amounts in thousands, unless otherwise noted)

11.     Income Taxes — (Continued)

          The Company’s research and experimental tax credit carry-forwards of approximately $4.7 million expire in various years from 2005 to 2025.  Future ownership changes may limit the future utilization of these net operating loss and tax credit carry-forwards as defined by the federal and state tax codes.

12.     Net Loss Per Share

          The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2004, 2003 and 2002, the Company reported a net loss and, therefore, common stock equivalents were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows (amounts in thousands):

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount

2004:
Basic and diluted	$(42,018)	16,911	$(2.48)

2003:
Basic and diluted	$(30,986)	13,367	$(2.32)

2002:
Basic and diluted	$(20,789)	12,551	$(1.66)

          For the years ended December 31, 2002, 2003 and 2004, common stock equivalents which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	2002		2003		2004

	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price

Options and warrants	4,362	$8.79	4,911	$9.53	4,378	$10.15
Restricted stock					83

13.     Unaudited Quarterly Results

          Summarized quarterly financial data for the years ended December 31, 2004 and 2003 are as follows:

	Quarter Ended March 31, 2004 (unaudited)	Quarter Ended June 30, 2004 (unaudited)	Quarter Ended September 30, 2004 (unaudited)	Quarter Ended December 31, 2004 (unaudited)

Revenue	$1,748	$2,175	$2,361	$3,292
Net loss	(10,225)	(10,876)	(10,636)	(10,281)
Net loss per share:
Basic and diluted	(0.61)	(0.64)	(0.63)	(0.60)

	Quarter Ended March 31, 2003 (unaudited)	Quarter Ended June 30, 2003 (unaudited)	Quarter Ended September 30, 2003 (unaudited)	Quarter Ended December 31, 2003 (unaudited)

Revenue	$1,970	$1,700	$1,700	$2,091
Net loss	(6,104)	(7,842)	(7,322)	(9,718)
Net loss per share:
Basic and diluted	(0.48)	(0.61)	(0.56)	(0.66)

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

By:	PAUL J. MADDON, M.D., PH.D.

Paul J. Maddon, M.D., Ph.D. (Duly authorized officer of the Registrant and Chief Executive Officer, Chief Science Officer and Director)

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KURT W. BRINER	Co-Chairman	March 16, 2005

Kurt W. Briner

/s/ PAUL F. JACOBSON	Co-Chairman	March 16, 2005

Paul F. Jacobson

/s/ PAUL J. MADDON, M.D., PH.D.	Chief Executive Officer, Chief Science Officer and Director (Principal Executive Officer)	March 16, 2005

Paul J. Maddon, M.D., Ph.D.

/s/ CHARLES A. BAKER	Director	March 16, 2005

Charles A. Baker

/s/ MARK F. DALTON	Director	March 16, 2005

Mark F. Dalton

/s/ STEPHEN P. GOFF, PH.D.	Director	March 15, 2005

Stephen P. Goff, Ph.D.

/s/ DAVID A. SCHEINBERG, M.D., PH.D.	Director	March 16, 2005

David A. Scheinberg, M.D., Ph.D.

/s/ ROBERT A. MCKINNEY	Chief Financial Officer, Vice President, Finance and Operations and Treasurer (Principal Financial and Accounting Officer)	March 16, 2005

Robert A. McKinney

S-1

Back to Contents

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Certificate of Incorporation of the Registrant, as amended.
3.2(1)	By-laws of the Registrant
4.1(1)	Specimen Certificate for Common Stock, $.0013 par value per share, of the Registrant
10.1(1)	Form of Registration Rights Agreement
10.2(1)	1989 Non-Qualified Stock Option Plan ‡
10.3(1)	1993 Stock Option Plan, as amended ‡
10.4(1)	1993 Executive Stock Option Plan‡
10.5(4)	Amended and Restated 1996 Stock Incentive Plan‡
10.5.1(13)	Form of Non-Qualified Stock Option Agreement‡
10.5.2(13)	Form of Restricted Stock Award‡
10.6(1)	Form of Indemnification Agreement‡
10.7(2)	Employment Agreement dated December 31, 2003 between the Registrant and Dr. Paul J. Maddon‡
10.8(1)	Letter dated August 25, 1994 between the Registrant and Dr. Robert J. Israel‡
10.9(11)	1998 Employee Stock Purchase Plan‡
10.10(11)	1998 Non-qualified Employee Stock Purchase Plan‡
10.11(1)†	License Agreement dated November 17, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research
10.12(1)†	QS-21 License and Supply Agreement dated August 31, 1995 between the Registrant and Cambridge Biotech Corporation, a wholly owned subsidiary of bioMerieux, Inc.
10.13(1)†
License Agreement dated March 1, 1989, as amended by a Letter Agreement dated March 1, 1989 and as amended by a Letter Agreement dated October 22, 1996 between the Registrant and the Trustees of Columbia University

10.14(6)	Amended and Restated Sublease dated June 6, 2000 between the Registrant and Crompton Corporation
10.15(3)†	Development and License Agreements, effective as of April 30, 1999, between Protein Design Labs, Inc. and the Registrant
10.15.1	Letter Agreement dated November 24, 2003 relating to the Development and License Agreement between Protein Design Labs, Inc. and the Registrant
10.16(3)†	PSMA/PSMP License Agreement dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.17(3)†	Limited Liability Company Agreement of PSMA Development Company LLC, dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.18(9)	Amendment Number 1 to Limited Liability Company Agreement of PSMA Development Company LLC dated March 22, 2002 by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.19(5)	Director Stock Option Plan ‡
10.20(7)	Employment Agreement dated as of May 16, 2001 between the Registrant and Ronald J. Prentki‡
10.21(8)†	Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.21.1(12)	Amendment to Exclusive Sublicense Agreement between the Registrant and UR Labs, Inc., dated September 21, 2001
10.22(9)	Master Virologic Services Agreement, dated May 22, 2002, between the Registrant and Virologic, Inc.
10.23(10)	Research and Development Contract between the National Institutes of Health and the Registrant, dated September 26, 2003
10.24(10)	Agreement of Lease between Eastview Holdings LLC and the Registrant, dated September 30, 2003

E-1

Back to Contents

Exhibit Number	Description

10.25(10)	Letter Agreement amending Agreement of Lease between Eastview Holdings LLC and the Registrant, dated October 23, 2003
10.26	Summary of Non-Employee Director Compensation‡
10.27	Description of Compensation Arrangement with respect to Named Executive Officers‡
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d- 14(a) under the Securities Exchange Act of 1934, as amended.
31.2
Certification of Robert A. McKinney, Chief Financial Officer, Vice President, Finance and Operations and Treasurer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Robert A. McKinney, Chief Financial Officer, Vice President, Finance and Operations and Treasurer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, Commission File No. 333-13627, and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein.
(3)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Commission File No. 333-120508, and incorporated by reference herein.
(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.
(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, incorporated by reference herein.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on From 10-Q for the quarter period ended September 30, 2001, and incorporated by reference herein.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated by reference herein.
(9)	Previously filed as an exhibit to the Company Annual Report on Form 10-K/A for the year ended December 31, 2002, filed on October 22, 2003, incorporated by reference herein.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003, and incorporated by reference herein.
(11)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Commission File No. 333-119463, and incorporated by reference herein.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 20, 2004, and incorporated by reference herein.
(13)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 14, 2005, and incorporated by reference herein.
†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.

E-2