Form 10-Q
period 2005-06-30
PROGENICS PHARMACEUTICALS INC
filed 2005-08-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 5, 2005 there were 21,314,330 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I —  FINANCIAL INFORMATION

Item 1.   Financial Statements

PROGENICS  PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS:
Current assets:
Cash and cash equivalents	$26,342	$5,227
Marketable securities	42,211	24,994
Accounts receivable	1,997	1,112
Amount due from joint venture	1,257	189
Other current assets	1,477	1,810
Total current assets	73,284	33,332
Marketable securities		986
Fixed assets, at cost, net of accumulated depreciation and amortization	4,130	4,692
Investment in joint venture	93
Restricted cash	535	535
Total assets	$78,042	$39,545

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$7,544	$7,260
Amount due to joint venture	1,100
Investment deficiency in joint venture		405
Total current liabilities	8,644	7,665
Deferred lease liability	38	42
Total liabilities	8,682	7,707
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $.0013 par value, 40,000,000 shares authorized; issued and outstanding 21,222,445 in 2005 and 17,280,635 in 2004	28	22
Additional paid-in capital	216,404	153,469
Unearned compensation	(1,729)	(2,251)
Accumulated deficit	(145,300)	(119,311)
Accumulated other comprehensive (loss)	(43)	(91)
Total stockholders’ equity	69,360	31,838
Total liabilities and stockholders’ equity	$78,042	$39,545

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Contract research and development from joint venture	$129	$587	$569	$1,143
Research grants and contracts	1,925	1,544	4,070	2,730
Product sales	21	44	25	50
Total revenues	2,075	2,175	4,664	3,923

Expenses:
Research and development	10,466	9,376	22,565	17,750
General and administrative	2,900	3,038	6,042	5,853
Loss in joint venture	1,339	423	1,544	1,098
Depreciation and amortization	470	374	953	700

Total expenses	15,175	13,211	31,104	25,401

Operating loss	(13,100)	(11,036)	(26,440)	(21,478)
Other income:
Interest income	305	191	451	408
Loss on sale of marketable securities		(31)		(31)
Total other income	305	160	451	377

Net loss	$(12,795)	$(10,876)	$(25,989)	$(21,101)

Net loss per share - basic and diluted	$(0.65)	$(0.64)	$(1.40)	$(1.26)
Weighted-average shares - basic and diluted	19,716	16,894	18,575	16,801

The accompanying notes are an integral part of these condensed financial statements

.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

(amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2004	17,281	$22	$153,469	$(2,251)	$(119,311)	$(91)	$31,838
Issuance of Restricted Stock, net of forfeitures	(4)		(94)	94
Amortization of unearned compensation				428			428
Issuance of compensatory stock options			161				161
Sale of Common Stock in public offerings, net of offering expenses of $2,173	3,532	5	57,822				57,827
Sale of Common Stock under employee stock purchase plans and exercise of stock options	413	1	5,046				5,047
Net (loss)					(25,989)		(25,989)	(25,989)
Change in unrealized loss on marketable securities						48	48	48
Balance at June 30, 2005	21,222	$28	$216,404	$(1,729)	$(145,300)	$(43)	$69,360	$(25,941)

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	Six months ended June 30,
	2005		2004
Cash flows from operating activities:
Net loss		$(25,989)	$(21,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		953	700
Loss on disposal of fixed assets			43
Loss on sale of marketable securities			31
Amortization of premiums/accretion of discounts, net on marketable securities		130	382
Amortization of unearned compensation		428
Noncash expenses incurred in connection with issuance of common stock and stock options		161	243
Loss in joint venture		1,544	1,098
Adjustment to loss in joint venture		658	253
Changes in assets and liabilities:
Increase in accounts receivable		(885)	(1)
Increase in amount due from joint venture		(1,068)	(15)
Decrease in other current assets and other assets		333	541
Increase (decrease) in accounts payable and accrued expenses		284	(158)
Increase (decrease) in amount due to joint venture		1,100	(109)
Increase in investment in joint venture		(2,700)	(950)
Decrease in deferred lease liability		(4)	(4)
Net cash used in operating activities		(25,055)	(19,047)
Cash flows from investing activities:
Capital expenditures		(391)	(923)
Increase in restricted cash			(1)
Sales of marketable securities		26,941	40,571
Purchase of marketable securities		(43,254)	(30,102)
Net cash (used in) provided by investing activities		(16,704)	9,545
Cash flows from financing activities:
Proceeds from public offerings of Common Stock		60,000
Expenses associated with public offerings of Common Stock		(2,173)
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan		5,047	3,794
Net cash provided by financing activities		62,874	3,794
Net increase (decrease) in cash and cash equivalents		21,115	(5,708)
Cash and cash equivalents at beginning of period		5,227	11,837
Cash and cash equivalents at end of period		$26,342	$6,129
Supplemental disclosure of noncash investing and financing activities:
Fixed asset purchases included in accounts payable and accrued expenses	$		$$17

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

With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at June 30, 2005, an accumulated deficit of approximately $145.3 million. During the quarter ended June 30, 2005, the Company received $57.8 million, net of underwriting discounts and offering expenses, through two public offerings, totaling approximately 3.5 million shares of its common stock. At June 30, 2005, the Company had cash, cash equivalents and marketable securities totaling $68.6 million. During the three months and six months then ended, the Company had a net loss of $12.8 million and $26.0 million, respectively, and used cash in operating activities of $25.1 million during the six months ended June 30, 2005. Other than potential revenues from methylnaltrexone (“MNTX”), the Company does not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and the Company expects its expenses to increase. Consequently, the Company will require significant additional external funding to continue its operations at the current levels.

The Company expects that cash, cash equivalents and marketable securities at June 30, 2005 will be sufficient to fund current operations through the fourth quarter of 2006. The Company is currently in negotiations with potential collaborators for development of MNTX programs. The Company expects that such a collaboration agreement would include up-front license fees or other payments as well as potential milestone payments. The Company also expects that a collaborator would assume some or all of the financial responsibility for further clinical development and commercialization of a majority of the MNTX programs. The Company may also enter into a collaboration agreement, or license or sale transaction, with respect to other of its product candidates. The Company may also seek to raise additional capital through the sale of its common stock or other securities and expects to fund aspects of its operations through government grants and contracts.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts or unless otherwise noted)

2.	Stock-Based Employee Compensation

The accompanying statements of financial position and results of operations have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, generally no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company recognizes compensation expense if the terms of an option grant are not fixed or the quoted market price of the Company’s common stock on the grant date is greater than the amount an employee must pay to acquire the stock. Compensation expense is also recognized for performance-based vesting of stock options upon achievement of defined milestones. Unearned compensation for restricted stock awards granted is recorded on the date of the grant based on the intrinsic value of such awards. Such unearned compensation is expensed, using a straightline method, over the period during which the related restrictions on such stock lapse. Upon termination of employment, unvested restricted stock awards are forfeited and compensation expense and unearned compensation previously recognized are reversed.

The Company intends to adopt Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No.123R”) on January 1, 2006, using the modified prospective method (see Note 9). In anticipation of the adoption of SFAS No.123R, the Company has revised certain assumptions used in the Black-Scholes option pricing model to value equity-based awards. The estimate of expected term has been increased from 5 years to 6.5 years for all awards granted on or after January 1, 2005, in accordance with the simplified method described in Staff Accounting Bulletin No. 107 for options with five-year graded vesting. The period used to calculate historical volatility of the Company’s common stock has also been revised to 6.5 years. The impact of these revisions is expected to increase the amount of compensation expense recognized by the Company as compared to the amount that would have been recognized using the previous estimates.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net loss, as reported	$(12,795)	$(10,876)	$(25,989)	$(21,101)
Add: Stock-based employee compensation expense included in reported net loss	235		440
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,904)	(1,716)	(3,717)	(4,146)
Pro forma net loss	$(14,464)	$(12,592)	$(29,266)	$(25,247)

Net loss per share amounts, basic and diluted:
As reported	$(0.65)	$(0.64)	$(1.40)	$(1.26)
Pro forma	$(0.73)	$(0.75)	$(1.58)	$(1.50)

For the purpose of the above pro forma calculations, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 97% in 2005 and 92% in 2004 (44% for the employee stock

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts or unless otherwise noted)

purchase plan), expected lives of 6.5 years in 2005 and 5 years in 2004 (six months for the employee stock purchase plan), zero dividend yield, and weighted-average risk-free interest rates of 3.68% in 2005 and 3.17% in 2004.

The fair value of options and warrants granted to non-employees for services, determined using the Black-Scholes option pricing model with the foregoing assumptions, is included in the financial statements and expensed as they vest. Net loss and pro forma net loss include $21 and $156 of non-employee compensation expense in the three month periods ended June 30, 2005 and 2004, respectively, and $161 and $243 of employee and non-employee compensation expense in the six month periods ended June 30, 2005 and 2004, respectively.

3.	Revised Classification of Certain Securities

At December 31, 2004, the Company had reclassified its auction rate securities as marketable securities in current assets. Prior to that reclassification, such investments had been classified as cash and cash equivalents. Accordingly, the Company has reflected these securities as marketable securities in the current assets section of its balance sheets as of June 30, 2005 and December 31, 2004 and 2003. The Company has also made corresponding adjustments to its statements of cash flows for the six month periods ended June 30, 2005 and 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents since the effect of such reclassifications would have been reflected in the Company’s June 30, 2004 balance sheet. This reclassification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported statements of cash flows or its previously reported statements of operations for any period.

At December 31, 2003 and June 30, 2004, $35.9 and $21.7 million, respectively, of these current investments had originally been classified as cash equivalents on the Company’s balance sheet. These investments have been reclassified to short-term investments from cash and cash equivalents as previously reported.

For the six month period ended June 30, 2004, $14.2 million of net cash provided by investing activities resulted from the reclassification of these short-term auction rate securities.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2005 and December 31, 2004 consist of the following:

	June 30, 2005	December 31, 2004
Accounts payable	$620	$1,438
Accrued consulting and clinical trial costs	5,339	3,832
Accrued payroll and related costs	667	734
Legal and professional fees payable	918	1,256
Total	$7,544	$7,260

5.	Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 2005 and 2004, the Company reported a net loss and, therefore, no common stock equivalents were included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of net loss per share, basic and diluted, are as follows:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts or unless otherwise noted)

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2005
Basic and Diluted	$(12,795)	19,716	$(0.65)
Six months ended June 30, 2005
Basic and Diluted	$(25,989)	18,575	$(1.40)

Three months ended June 30, 2004
Basic and Diluted	$(10,876)	16,894	$(0.64)
Six months ended June 30, 2004
Basic and Diluted	$(21,101)	16,801	$(1.26)

Common stock equivalents, which have been excluded from the diluted per share amounts because their effect would have been antidilutive, consist of the following:

	Three Months Ended June 30,
	2005		2004
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,549	$12.80	4,948	$10.30
Restricted stock	157
Total	4,706		4,948

	Six Months Ended June 30,
	2005		2004
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,677	$12.78	5,015	$10.20
Restricted stock	166
Total	4,843		5,015

6.	PSMA Development Company LLC

a.	Introduction

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts or unless otherwise noted)

The Company provides research and development services to the JV and is compensated for its services based on agreed-upon terms. Until January 2004, such services were provided to the JV pursuant to a Services Agreement and extensions thereof. The Services Agreement, as extended, expired effective January 31, 2004, and the Members have not yet agreed upon the terms of a replacement services agreement. The Services Agreement provided that all inventions made by the Company in connection with its research and development services for the JV are to be assigned to the JV for its use and benefit.

b. Funding of Research and Development by the Members

The level of commitment by the Members to fund the JV is based on an annual budget and work plan that is developed by the Members. The budget is intended to provide for sufficient funds to conduct the research and development projects specified in the work plan for the then-current year.

Under the Agreements, the Company was required to fund the initial cost of research up to $3.0 million. As of December 31, 2001, the Company had met its obligation to provide this amount. Since that time, each Member has made equal capital contributions to fund research and other costs.

The contributions of the Members to the JV, one half of which was committed by each Member, were $4.4 million and $1.9 million, respectively, in the three month periods ended June 30, 2005 and 2004 and $5.4 million and $1.9 million, respectively, in the six month periods ended June 30, 2005 and 2004. Each Member made a capital contribution to the JV of $0.5 million in January 2005, which was used to fund obligations for work performed under the approved 2004 work plan, and which amounts are included in the total contributions for the 2005 periods set forth above.

In June 2005, the Members approved a work plan and budget for the year ending December 31, 2005 totaling $10.6 million. In each of June and July 2005, the Members made cash payments of $2.2 million ($4.4 million in aggregate), for work performed under that approved budget through June 30, 2005. The July 2005 contributions of $2.2 million are recorded as a receivable by the JV at June 30, 2005 and are part of the $4.4 million capital contribution noted above. The Members have committed to make further capital contributions in 2005 as are necessary to fund the 2005 work plan under the approved budget.

c. Contract Research and Development Revenue from the JV

Amounts received by the Company from the JV as payment for research and development services and reimbursement of related costs in excess of the initial $3.0 million provided by the Company (see above) are recognized as contract research and development revenue. For the three months ended June 30, 2005 and 2004, such amounts totaled approximately $129 and $587, respectively and for the six months ended June 30, 2005 and 2004, such amounts totaled approximately $569 and $1,143, respectively. According to the Agreements, the Company may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies. In consideration of the Company’s initial incremental capital contribution of $3.0 million of joint venture research expenditures, the Company may retain $3.0 million of such government grant funding. To the extent that the Company retains grant revenue in respect of work for which it has also been compensated by the joint venture (“JV Compensation Work”), the remainder of the $3.0 million to be retained by the Company is reduced and the Company records an adjustment in its financial statements to reduce both joint venture losses and contract revenue from the joint venture. Such adjustments were $365 and $119 for the three months ended June 30, 2005 and 2004, respectively, $658 and $253 for the six months ended June 30, 2005 and 2004, respectively, and $2.3 million cumulatively through June 30, 2005. Subsequent to retention in full by the Company of $3.0 million in grant funding related to JV Compensation Work, grant funding from PSMA programs will reduce the funding obligations of the Members equally.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts or unless otherwise noted)

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

d. Collaboration Agreement with Seattle Genetics, Inc.

In June 2005, the JV entered into a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to the JV. Under the license, the JV has the right to use the ADC Technology to link cell-killing drugs to the JV’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the Agreement, SGI also is required to provide technical information to the JV related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The JV may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). The JV is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The JV may sub-license the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. The JV made a $2.0 million technology access payment to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, the JV will make payments, aggregating $15.0 million, upon the achievement of certain defined milestones and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to the JV under the SGI Agreement, SGI will receive supply and/or labor cost payments from the JV at agreed-upon rates. The JV’s monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by the JV under the SGI Agreement during the research and development phase of the project will be expensed in the period incurred. The SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The JV may terminate the SGI Agreement upon advance written notice to SGI. SGI may terminate the SGI Agreement if the JV breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI Agreement upon breach by the other party that is not cured within a specified time period after written notice or in the event of bankruptcy of the other party. The ability of the JV to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of the JV in future years.

e. Selected Financial Statement Data

The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Balance Sheet Data	June 30, 2005	December 31, 2004
Cash	$161
Prepaid expenses	28	$12
Total assets	$189	$12

Accounts payable to Progenics, a related party	$1,257	$189
Accounts payable to Cytogen, a related party	131	4
Accounts payable and accrued expenses	814	629
Total liabilities	2,202	822
Stockholders’ (deficit)	(2,013)	(810)
Total liabilities and stockholders’ (deficit)	$189	$12

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts or unless otherwise noted)

Statement of Operations Data:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income	$2	$2	$3	$5
Total expenses (1)	3,410	1,086	4,406	2,708
Net loss	$(3,408)	$(1,084)	$(4,403)	$(2,703)
_______________

(1) Includes research and development services performed by the Company during the three months and six months ended June 30, 2005 and 2004.

7.	Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three months and six months ended June 30, 2005 and 2004, the components of comprehensive loss are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(12,795)	$(10,876)	$(25,989)	$(21,101)
Change in net unrealized gain (loss) on marketable securities	48	(152)	48	(143)
Comprehensive loss	$(12,747)	$(11,028)	$(25,941)	$(21,244)

8.	Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not limited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2005.

9.	Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment”(“SFAS 123R”), which is a revision of FASB Statement No.123, “Accounting for Stock Based Compensation” (“SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock, and purchases of common stock under the Company’s Employee Stock Purchase Plans, if compensatory, as defined, to be recognized in the financial statements based on their grant-date fair values. The standard allows three alternative transition methods for public companies: modified prospective method; modified retrospective method with restatement of prior interim periods in the year of adoption; and modified retroactive method with restatement of all prior financial

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
(amounts in thousands, except per share amounts or unless otherwise noted)

statements to include the same amounts that were previously included in pro forma disclosures. Historically, in accordance with SFAS 123 and Statement of Financial Accounting Standards No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), the Company had elected to follow the disclosure-only provisions of Statement No.123 and, accordingly, accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, when stock options are issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements and pro forma compensation expense in accordance with FAS 123 is only disclosed in the footnotes to the financial statements. The Company intends to adopt SFAS 123R on January 1, 2006 using the modified prospective application and the Black-Scholes option pricing model to calculate the fair value of option awards. The Company has not yet determined the impact that SFAS 123R will have on its results of operations, financial position and cash flows.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. As noted above, the Company will adopt SFAS 123R on January 1, 2006 and has changed its estimates of expected term and the related period over which expected volatility is calculated, in accordance with SAB 107, effective January 1, 2005. Those revised assumptions will be used by the Company in the Black-Scholes option pricing model, to value share-based awards granted to employees, for the calculation of pro forma net loss and pro forma net loss per share amounts during 2005, in accordance with SFAS 123. The Company will continue to use those revised assumptions upon adoption of SFAS 123R and will implement other aspects of SAB 107 related to presentation and disclosure requirements under SFAS 123R beginning on January 1, 2006.

On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS 154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

                Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Included in these forward-looking statements are statements regarding our expectations for beginning or completing clinical trails, submitting applications to regulatory authorities for marketing approvals for our product candidates, and raising additional capital and reducing our operating costs if we cannot raise additional funds. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our products will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials do not demonstrate efficacy in larger scale clinical trials, the risk that we may not be able to manufacture commercial quantities of our products, the risk that our products, if approved for marketing, do not gain market acceptance sufficient to justify development and commercialization costs, the uncertainty of future profitability and other factors set forth more fully in this Form 10-Q, including those described under the caption “Risk Factors,” and other periodic filings with the Securities and Exchange Commission, to which investors are referred for further information.

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

Our most advanced product candidate and likeliest source of product revenue is methylnaltrexone (“MNTX”). We are conducting a broad clinical development program for MNTX in several settings involving symptom management and supportive care. We will need to complete successfully both of our two phase 3 clinical trials of MNTX, in which we are evaluating MNTX as a treatment for opioid-induced constipation in patients with advanced medical illness, in order to obtain regulatory approval to market MNTX. We completed patient enrollment in the first of these trials, which we call the 301 trial, in the fourth quarter of 2004 and subsequently announced positive top-line results. In the second trial, which we call the 302 trial, we have completed the enrollment as of August 9, 2005 of 108 of the 130 patients called for under the trial protocol. Our enrollment rate for patients in the 302 trial has recently been approximately 11 patients per month. Assuming that patient enrollment continues at this rate, and that the data are positive, we could submit with the U.S. Food and Drug Administration (“FDA”) a New Drug Application (“NDA”) for marketing approval for MNTX for the treatment of opioid-induced constipation in patients with advanced medical illness in the first quarter of 2006.

We are also developing MNTX for the management of post-operative bowel dysfunction, a serious paralysis of the gastrointestinal tract. We have completed a phase 2 clinical trial of MNTX for this indication. We completed enrollment for the trial, which we call the 203 trial, in the fourth quarter of 2004 and announced positive top-line results in January 2005. We plan to complete a more in-depth analysis of the data and meet with the FDA in 2005 to discuss designing a phase 3 clinical program. We are also developing oral MNTX for the treatment of opioid-induced constipation in patients with chronic pain and have completed phase 1 clinical trials of oral MNTX in healthy volunteers. We plan to initiate, in 2005, phase 2 clinical studies of oral MNTX in chronic pain patients who experience opioid-induced constipation.

In the area of HIV infection, we are developing viral entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. HIV is the virus that causes AIDS. We are conducting a phase 1 study in healthy volunteers of PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. We completed enrollment of phase 1 clinical testing of PRO 140 in July 2005. A phase 1b trial of PRO 140 in HIV-infected patients is scheduled to begin later in 2005. We have open for enrollment a multi-dose phase 2 clinical trial of PRO 542, a genetically engineered molecule designed to neutralize HIV. We plan to make a decision in the second half of 2005 regarding the feasibility of continuing our PRO 542 HIV program after reviewing the then-available data from the ongoing phase 2 clinical trial in the context of data regarding PRO 140, which targets the same disease.

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

Our sources of revenues through June 30, 2005 have been payments under our former collaboration agreements, from the JV, from research grants and contracts related to our cancer and HIV programs and from interest income. To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels.

A majority of our expenditures to date have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings with regulators for approval to market our product candidates.

With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at June 30, 2005, an accumulated deficit of approximately $145.3 million. During the quarter ended June 30, 2005, we received net proceeds of $57.8 million from two public offering, totaling 3,532,467 shares of our common stock. At June 30, 2005, we had cash, cash equivalents and marketable securities totaling $68.6 million. We expect that cash, cash equivalents and marketable securities on hand at June 30, 2005 will be sufficient to fund operations at current levels through the fourth quarter of 2006. During the three-month and six-month periods ended June 30, 2005, we had a net loss of $12.8 million and $26.0 million, respectively, and used cash in operating activities of $15.0 million and $25.1 million, respectively. Other than potential revenues from MNTX, we do not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and we expect our expenses to increase. Consequently, we will require significant additional external funding to continue our operations at their current levels in the future. Such funding may be derived from one or more collaboration or licensing agreements with pharmaceutical or other companies or from the sale of our common stock or other securities to investors. However, such additional funding may not be available to us on acceptable terms or at all.

We have the ability to make cost-saving changes in our operations in the event that we are unable to secure additional funding. Such changes would likely include curtailing significantly one or more of our product development programs and engaging in other cost containment initiatives.

Joint Venture with Cytogen Corporation. We have a 50% interest in our JV with Cytogen Corporation. The JV’s research and development programs and other operations are conducted on its behalf by us, Cytogen and third party providers. We and Cytogen are compensated by the JV for our services provided to the JV and are reimbursed for costs we pay on its behalf. We were required to fund the first $3.0 million of the JV’s research and development costs. Prior to reaching $3.0 million of such costs, we recognized reimbursements on a net basis and did not recognize any revenue from the joint venture. During the fourth quarter of 2001, we surpassed the $3.0 million threshold, at which time we began recognizing revenue for services and costs being provided to and paid by the JV. Our revenues from the JV do not result in significant net cash flows to us, since they are relatively minor in comparison to our expenses and, because they are offset in part by capital contributions that we must make to the JV.

From June 1999 through January 2004, our services to the JV were provided pursuant to the terms of a services agreement. This services agreement, as extended, expired effective January 31, 2004. Although both parties have continued to provide services to the JV subsequent to January 2004 (and have been compensated for these services), we and Cytogen have not yet agreed upon the terms of a replacement services agreement. The level of future revenues we derive from the JV will depend on the nature and amount of research and development services requested of us by the JV as well as the future financial position of the JV, which depends on the ability of the Members to reach agreement as to a work plan and budget for each annual period.

Our and Cytogen’s respective levels of commitment to fund the JV is based on an annual budget and work plan that are developed by the parties. The budget is intended to provide for sufficient funds to conduct the research and development projects specified in the work plan for the then-current year. We have in the past experienced delays in reaching agreement with Cytogen regarding budget issues and strategic and operational matters relating to the JV. During June 2005, the Members approved a work plan and a corresponding budget of $10.6 million for the year ending December 31, 2005. Capital contributions, totaling $4.4 million, were made by the Members during the quarter ended June 30, 2005, of which $2.2 million was recorded as a receivable by the JV at June 30, 2005. In July 2005, the Members made cash payments to relieve the receivable, totaling $2.2 million, for activities through June 30, 2005 under the approved 2005 work plan, and have committed to make further capital contributions during 2005, as deemed necessary to complete the work plan.

The work plan and budget for 2005 includes funding to be made by the JV in accordance with a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”), entered into in June 2005. Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to the JV. Under the license, the JV has the right to use the ADC Technology to link cell-killing drugs to the JV’s monoclonal antibodies that targets prostate-specific membrane antigen. During the initial research term of the Agreement, SGI also is required to provide technical information to the JV related to implementation of the licensed technology, which period may be extended upon payment of an additional fee. The JV may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). The JV is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The JV may sub-license the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. The JV made a $2.0 million technology access payment to SGI, upon execution of the SGI Agreement during June 2005, following a capital contribution by the Members (see above). The SGI Agreement requires the JV to make maintenance payments during the term of the SGI Agreement, payments, aggregating $15.0 million, upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its Licensors. In the event that SGI provides materials or services to the JV under the SGI Agreement, SGI will receive supply and/or labor cost payments from the JV at agreed upon rates. Unless terminated earlier, the SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The ability of the JV to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of the JV in future years.

According to the Agreements, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies. In consideration of our initial incremental capital contribution of $3.0 million of JV research expenditures, we may retain $3.0 million of such government grant funding. To the extent that we retain grant revenue in respect of work for which the we have also been compensated by the joint venture (“JV Compensation Work”), the remainder of the $3.0 million to be retained by us is reduced and we record an adjustment in our financial statements to reduce both JV losses and contract revenue from the JV. Such adjustments were $365,000 and $119,000 for the three months ended June 30, 2005 and 2004, respectively, and $658,000 and $253,000 for the six months ended June 30, 2005 and 2004, respectively, and $2.3 million cumulatively through June 30, 2005. Subsequent to our retention in full of $3.0 million in grant funding related to JV Compensation Work, grant funding from PSMA programs will reduce the funding obligations of the Members equally.

Results of Operations  (amounts in thousands)

Three Months Ended June 30, 2004 and 2005

               Revenues:

We recognized $587 and $129 of revenue for research and development services performed for the joint venture during the three months ended June 30, 2004 and 2005, respectively. Proceeds received from grants related to the joint venture and for which we have also been compensated by the joint venture for services provided were $119 in the 2004 period and $365 in the 2005 period. As described above, we have reflected in the accompanying financial statements adjustments to decrease both joint venture losses and contract revenue from the joint venture in respect of such amounts.

Revenues from research grants and contracts increased from $1,544 in the three month period ended June 30, 2004 to $1,925 in the corresponding period in 2005. The increase resulted from the funding of a greater number of grants in the 2005 period, some of which allowed greater spending limits, and from increased activity under the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”). The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. Our scientists are the principal investigators under the contract and head the vaccine development effort. Existing academic collaborators of ours head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $90 had been recognized as revenue as of June 30, 2005) is subject to achievement of specified milestones.

  Revenues from product sales decreased from $44 for the three months ended June 30, 2004 to $21 for the three months ended June 30, 2005. We received fewer orders for research reagents during the 2005 period.

    Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with MNTX. Research and development expenses increased $1,090 from $9,376 in the three months ended June 30, 2004 to $10,466 in the corresponding period in 2005, as follows:

	Three Months Ended June 30,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits	$ 3,037	$ 3,089	$ 52	2%
Company-wide compensation increases, partially offset by a decrease in headcount from 114 at June 30, 2004 to 112 at June 30, 2005 in the research and development, manufacturing and medical departments

Clinical trial costs	1,187	2,557	1,370	115
Increases primarily for MNTX ($968) and GMK ($499), as phase 3 trials expanded; offset by a net decrease for HIV ($98), as phase 2 PRO 542 trial activity declined and phase 1 PRO 140 trial increased activity

Laboratory supplies	2,974	791	(2,183)	(73)	Decrease due primarily to MNTX ($1,608) and HIV ($560) as research and development activity focused on clinical trials in these areas rather than on basic research
Contract manufacturing and subcontractors	748	1,078	330	44	Increase due to MNTX ($147) and HIV ($332), offset by decreases for GMK and other projects ($149). These expenses related to preparation of materials for, and the conduct of, clinical trials
Consultants	553	857	304	55	Increase due to MNTX ($279) and HIV ($158), offset by decrease in GMK and other projects, ($133). These expenses related to monitoring and conduct of clinical trials
License fees	327	1,076	749	229	Increase primarily related to payments to licensors upon achievement of defined milestones in our HIV programs ($844), offset by decrease for other programs ($101)
Operating expenses	550	1,018	468	85	Increase primarily due to increased facilities costs in the 2005 period over those in the 2004 period
Total	$ 9,376	$ 10,466	$ 1,090	12%

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

General and administrative expenses decreased from $3,038 in the three months ended June 30, 2004 to $2,900 in the corresponding 2005 period, as follows:

	Three Months Ended June 30,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits	$1,227	$ 985	$ (242)	(20)%
Decrease due to departure of one senior executive in April 2004 and one in April 2005 partially offset by the hiring of in-house General Counsel in June 2005 and salary increases for remaining employees

Consulting and professional fees	1,115	1,028	(87)	(8)	Decrease due to a decrease in recruiting ($28) and audit fees, including audit fees for internal control over financial reporting ($111) offset by additional legal and patent fees ($52)
Operating expenses	605	717	112	19	Increase in rent expense and insurance costs
Other	91	170	79	87	Increase primarily due to increased investor relations costs
Total	$3,038	$ 2,900	$ (138)	(5)%

We expect general and administrative expenses to remain relatively stable during the remainder of 2005 due to the expected decrease in professional fees related to compliance with requirements concerning internal controls over financial reporting offset by an increase in operating expenses related to an increase in headcount.

Loss in joint venture increased from $423 in the three months ended June 30, 2004 to $1,339 in the corresponding period in 2005 due primarily to higher research and development expenses and license fees to collaborators of the JV in the 2005 period than in the 2004 period. A $2.0 million license fee was paid by the JV in the 2005 period to Seattle Genetics, Inc. (see “Overview” above). As further described above, we recognized $119 and $365 in the three months ended June 30, 2004 and 2005, respectively, of payments received from the NIH as a reduction to joint venture losses and contract revenue from the joint venture. For the year ending December 31, 2005, the magnitude of the loss in joint venture will depend on the extent of completion of the work plan agreed to by the Members for the remainder of 2005.

Depreciation and amortization increased from $374 in the three months ended June 30, 2004 to $470 in the corresponding period in 2005 as we purchased capital assets and made leasehold improvements in the 2005 period to increase our manufacturing capacity.

    Other income:

Interest income increased from $191 in the three months ended June 30, 2004 to $305 in the corresponding period in 2005. The balance of interest income is the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the three months ended June 30, 2004, and June 30, 2005, investment income decreased from $371 to $357, respectively, due to a higher average balance of cash equivalents and marketable securities in the 2004 period than in the 2005 period, partially offset by higher interest rates in the 2005 period. Amortization of premiums, which is included in interest income, decreased from $180 to $52 for the three months ended June 30, 2004 and 2005, respectively.

    Net loss:

Our net loss was $10,876 for the three months ended June 30, 2004 compared to a net loss of $12,795 in the corresponding period in 2005.

 Six Months Ended June 30, 2004 and 2005

                Revenues:

We recognized $1,143 and $569 of revenue for research and development services performed for the joint venture during the six months ended June 30, 2004 and 2005, respectively. Proceeds received from grants related to the joint venture and for which we have also been compensated by the joint venture for services provided were $253 in the 2004 period and $658 in the 2005 period. As described above, we have reflected in the accompanying financial statements adjustments to decrease both joint venture losses and contract revenue from the joint venture in respect of such amounts.

Revenues from research grants and contracts increased from $2,730 in the six month period ended June 30, 2004 to $4,070 in the corresponding period in 2005. The increase resulted from the funding of a greater number of grants in the 2005 period, some of which allowed greater spending limits, and from increased activity under the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”). The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. Our scientists are the principal investigators under the contract and head the vaccine development effort. Existing academic collaborators of ours head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $90 had been recognized as revenue as of June 30, 2005) is subject to achievement of specified milestones.

  Revenues from product sales decreased to $25 for the six months ended June 30, 2005 from $50 for the six months ended June 30, 2004. We received fewer orders for research reagents during the 2005 period.

               Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with MNTX. Research and development expenses increased $4,815 from $17,750 in the six months ended June 30, 2004 to $22,565 in the corresponding period in 2005, as follows:

	Six Months Ended June 30,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits	$ 6,120	$ 6,596	$ 476	8%
Company-wide compensation increases, partially offset by an decrease in headcount from 114 at June 30, 2004 to 112 at June 30, 2005 in the research and development, manufacturing and medical departments

Clinical trial costs	2,899	6,057	3,158	109
Increase due to MNTX ($2,940) and GMK ($392) as Phase 3 trials expanded, offset by a net decrease in HIV and other programs ($174) as Phase 2 PRO 542 trial activity declined and Phase 1 PRO 140 trial activity increased

Laboratory supplies	4,782	3,417	(1,365)	(29)	Decrease due to MNTX ($492), HIV ($559), and GMK and other programs ($314), as research and development activity focused on clinical trials in these areas rather than on basic research
Contract manufacturing and subcontractors	963	1,982	1,019	106	Increase due to MNTX ($719) and HIV ($400) offset by a decrease in other programs ($100). Related to preparation of materials for, and the conduct of, clinical trials
Consultants	889	1,298	409	46	Increase due to MNTX ($363) and HIV ($158), offset by decreases in GMK and other programs ($112). Related to monitoring and conduct of clinical trials
License fees	359	1,185	826	230	Increase related to payments to licensors upon achievement of defined milestones in our HIV programs ($431) and GMK and other programs ($395)
Operating expenses	1,738	2,030	292	17	Increase primarily due to increased facility costs in the 2005 period over those in the 2004 period
Total	$17,750	$22,565	$ 4,815	27%

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

General and administrative expenses increased from $5,853 in the six months ended June 30, 2004 to $6,042 in the corresponding 2005 period, as follows:

	Six Months Ended June 30,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits	$ 2,280	$2,309	$ 29	1%
Increase due to departure of one senior executive in April 2004 and one in April 2005 partially offset by the hiring of in-house General Counsel in June 2005 and salary increases for remaining employees

Consulting and professional fees	2,131	2,130	(1)	0
Decrease due to a decrease in recruiting ($30) and audit fees, including audit fees for internal control over financial reporting ($111), offset by additional legal and patent costs ($140), in the 2005 period

Operating expenses	1,241	1,351	110	9	Increase in rent expense and insurance costs
Other	201	252	51	25	Increase primarily related to increased investor relation costs
Total	$5,853	$6,042	$189	3%

We expect general and administrative expenses to remain relatively stable during the remainder of 2005 due to the expected decrease in professional fees related to compliance with requirements concerning internal controls over financial reporting offset by an increase in operating expenses related to an increase in headcount.

Loss in joint venture increased from $1,098 in the six months ended June 30, 2004 to $1,544 in the corresponding period in 2005 due primarily to higher research and development expenses and license fee expenses in the 2005 period than in the 2004 period. A license fee of $2.0 million was paid by the JV to Seattle Genetics in June 2005 (see “Overview”, above). As further described above, we recognized $253 and $658 in the six months ended June 30, 2004 and 2005, respectively, of payments received from the NIH as a reduction to joint venture losses and contract revenue from the joint venture. For the year ending December 31, 2005, the magnitude of the loss in joint venture will depend on the extent of completion of the work plan agreed to by the Members for the remainder of 2005.

Depreciation and amortization increased from $700 in the six months ended June 30, 2004 to $953 in the corresponding period in 2005 as we purchased capital assets and made leasehold improvements in the 2005 period to increase our manufacturing capacity.

    Other income:

 Interest income increased from $409 in the six months ended June 30, 2004 to $451 in the corresponding period in 2005. The balance of interest income is the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the six months ended June 30, 2004, and June 30, 2005, investment income decreased from $791 to $581, respectively due to a higher average balance of cash equivalents and marketable securities in the 2004 period than in the 2005 period, partially offset by higher interest rates in the 2005 period. Amortization of premiums, which is included in interest income, decreased from $382 to $130 for the six months ended June 30, 2004 and 2005, respectively.

    Net loss:

Our net loss was $21,101 for the six months ended June 30,2004 compared to a net loss of $25,989 in the corresponding period in 2005.

 Liquidity and Capital Resources

We have to date generated no meaningful amounts of recurring revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments, the proceeds from the exercise of outstanding options and warrants and the sale of our common stock under our employee stock purchase plans.

In 2004, we filed a Form S-3 shelf registration with the SEC which permitted us, from time to time, to offer and sell up to an aggregate of $60 million of our common stock. During the quarter ended June 30, 2005, pursuant to our shelf registration, we completed two additional public offerings of common stock which provided us with $57.8 million in net proceeds from the sale of 3,532,467 shares. In June 2005, we filed a new shelf registration statement, which will allow us to sell up to an additional $70 million of shares of our common stock. However, there can be no assurance that we will be able to complete any further securities transactions.

At June 30, 2005, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $68.6 million compared with $31.2 million at December 31, 2004. Net cash used in operating activities for the six months ended June 30, 2005 was $25.1 million compared with $19.0 million for the same period in 2004. The increase of $6.1 million resulted primarily from an increase in our net loss of $4.9 million to $26.0 million for the six months ended June 30, 2005, mostly due to increased research and development activity in 2005, impacted primarily by:

•	an increase of $253,000 in non-cash depreciation and amortization resulting from the purchase of fixed assets and leasehold improvements for our expanded manufacturing capacity;

•	a decrease of $252,000 in non-cash amortization of premiums on marketable securities due to changes in the composition of our portfolio;

•
an increase of $428,000 of non-cash amortization of unearned compensation resulting from the issuance to employees of restricted stock on July 1, 2004 and January 10, 2005, net of reversal of compensation expense upon forfeitures of restricted stock by terminated employees in the 2005 period;

•
a decrease of $82,000 in non-cash expense incurred in connection with (1) the issuance of stock options to non-employee consultants in both periods and (2) the vesting of performance-based options held by our former President during the 2005 period Fewer options were granted to non-employee consultants in the 2005 period than in the 2004 period. The amount of compensation expense that we recognize varies with changes in our stock price;

•
an increase in loss in JV of $851,000 resulting primarily from a material license payment that was due in the first half of 2005. In addition, expenses incurred by the JV for research and development were greater in the 2005 period than in the 2004 period;

•
a decrease of $1,750,000 due to additional capital contributions to the JV upon approval of a work plan and a budget by the Members, in June 2005, for the year ending December 31, 2005. The 2005 work plan and budget required greater capital contributions during the 2005 period than did the corresponding 2004 work plan and budget; and

•	a decrease in our changes in assets and liabilities of $494,000 of cash used in operating activities, primarily due to:

▪	an increase in trade accounts receivable of $884,000, mostly for reimbursement of our second quarter 2005 expenses under our grants and contract with the NIH;

▪	an increase of $1,053,000 in amount due from the JV for labor costs for the first half of 2005;

▪	a decrease of $208,000 in other current assets, primarily related to prepaid expenses;

▪
an increase in accounts payable and accrued expenses of $442,000, as the pace of our research and development activities, especially for MNTX, increased in the 2005 period over that in the 2004 period; and

▪	an increase of $1,209,000 in amount due to the JV for our capital contributions.

Net cash used in investing activities was $16.7 million for the six months ended June 30, 2005 compared with net cash provided by investing activities of $9.5 million for the same period in 2004. Net cash used in investing activities for the six month period ended June 30, 2005 resulted primarily from the sale of $26.9 million of marketable securities offset by the purchase of $43.2 million of marketable securities. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. We also purchased $0.4 million of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional manufacturing space.

Net cash provided by financing activities was $62.9 million for the six months ended June 30, 2005 as compared with $3.8 million for the same period in 2004. The net cash provided by financing activities for the 2005 period includes $57.8 million in net proceeds that we received from the sale of approximately 3.5 million shares of our common stock in the second quarter of 2005. In addition, both periods reflect the exercise of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans. During the remainder of 2005, we expect that cash received from exercises under such plans will remain relatively stable.

Under the terms of our joint venture with Cytogen, we are required to make capital contributions to fund 50% of the spending on the PSMA projects. Our and Cytogen’s level of commitment to fund the JV is based on an annual budget that is developed by the parties. During the quarter ended June 2005, the Members approved a work plan and budget, totaling $10.6 million, for the year ending December 31, 2005. We and Cytogen each contributed $0.5 million during the three months ended March 31, 2005, which was used to fund the obligations outstanding related to work performed in 2004 under the approved 2004 budget and work plan. In each of June and July 2005, we and Cytogen made cash payments of $2.2 million ($4.4 million in aggregate), for work performed under the 2005 approved budget through June 30, 2005. The July 2005 contributions of $2.2 million are recorded as a receivable by the JV at June 30, 2005 and are part of the $4.4 million capital contribution noted above. We and Cytogen have committed to make further capital contributions during 2005, as deemed necessary to complete the work plan.

During June 2005, the JV entered into a collaboration agreement with SGI (see “Overview”), to license certain technology, which required the JV to make a $2.0 million technology access fee payment. The SGI Agreement also requires the payment of maintenance fees, payments, aggregating $15.0 million, upon achievement of defined milestone events and royalties on net sales of any products approved by the FDA. The PSMA monoclonal antibody research and development project, for which the SGI licensed technology will be used, is currently in the preclinical stage. Therefore, milestone and royalty payments, if any, other than a preclinical milestone payment, which is expected to occur during 2005, will not be due for at least three years. The budget agreed to by the Members for 2005 includes this milestone payment. The ability of the JV to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of the JV in future years.

For the six months ended June 30, 2005, we recognized approximately $569,000 of contract research and development revenue for services performed on behalf of the joint venture. Our revenues from the JV do not result in significant net cash flows to us, since they are relatively minor in comparison to our expenses and because they are offset in part by capital contributions that we must make to the JV.

Our total expenses for research and development from inception through June 30, 2005 have been approximately $180.7 million. We currently have major research and development programs investigating symptom management and supportive care, HIV-related diseases and cancer. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. If we do not enter into a collaboration agreement with respect to MNTX pursuant to which our partner assumes some or all of the financial responsibility for further development, and we proceed with each of our MNTX programs, we expect that our spending on MNTX will increase significantly during the remainder of 2005. We expect that spending on other programs will remain relatively stable in 2005.

For the six month periods ended June 30, 2004 and 2005, research and development costs incurred were as follows (see “—Results of Operations—Expenses”):

	2004	2005
	(in millions)
MNTX	$9.8	$13.3
HIV	4.5	5.2
Cancer	2.5	3.3
Other programs	1.0	0.8
Total	$17.8	$22.6

In September 2003, we were awarded a contract by the National Institutes of Health (the “NIH Contract”). The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program. Our scientists are the principal investigators under the contract and head the vaccine development effort. Existing academic collaborators of ours head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3.7 million is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through June 30, 2005, we had recognized revenue of $4.3 million from this contract, including $90,000 for the achievement of a milestone.

Other than currently approved grants and contracts, we have no committed external sources of capital, and other than potential revenues from MNTX, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

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

Our existing cash, cash equivalents and marketable securities are sufficient to fund current operations through the fourth quarter of 2006. We are currently in negotiations with potential collaborators for the MNTX programs. We expect that such a collaboration arrangement would include up-front license fees or other payments as well as milestone payments. We also expect that a collaborator would assume some or all of the financial responsibility for further clinical development and commercialization of a majority of the MNTX programs. We may also enter into a collaboration agreement with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of a collaboration agreement would allow us to allocate our current funds to advance other projects.

We may also seek to raise additional capital through the sale of common stock or other securities. In order to facilitate doing so, in June 2005, we filed a new shelf registration statement on Form S-3 with the Securities and Exchange Commission, which will allow us to sell up to an additional $70 million of shares of our common stock. There can be no assurance that we will be able to complete any further securities transactions. We may also seek to fund aspects of our operations through government grants and contracts.

In order to fund our operations for periods beyond 12 months, we will be required to seek additional financing through future offerings of equity or debt securities or agreements with corporate collaborators with respect to the development of our technologies and funding from additional grants and government contracts. Adequate additional funding may not be available to us on acceptable terms or at all. We have the ability to make cost-saving changes in our operations in the event that we are unable to secure additional funding. Such changes would likely include focusing our resources on our late-stage MNTX program, which we believe has the greatest likelihood of generating near-term cash flows, and reducing or eliminating funding to some or all of our other product development programs. We believe that these measures would significantly reduce our operating expenses. The extent to which these changes will be implemented, if at all, will depend upon a variety of factors, including cash in-flows from collaborations, financings or other sources, the extent to which negative cash flows from operations continue and the perceived likelihood of success, and expected costs to completion, of our various product development programs. These steps would likely adversely impact our prospects for product commercialization and, consequently, our prospects for product sales and profitability. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases, licensing and collaboration agreements and funding of our joint venture. The following table summarizes our contractual obligations as of June 30, 2005 for future payments under these agreements:

	Payments due by June 30,
	Total	2006	2007-2008	2009-2010	Thereafter
	(in millions)
Operating leases	$5.5	$1.7	$2.5	$1.3
License and collaboration agreements (1)	20.1	1.2	7.0	2.5	$9.4
Funding commitment to the JV for 2005 (2)	4.1	4.1
Total	$29.7	$7.0	$9.5	$3.8	$9.4
_______________

(1)
Assumes attainment of milestones covered under each agreement. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table.

(2)	The budget for the JV is intended to fund its work plan for each calendar year period, through December 31. This table does not reflect the payment obligations of the JV.

For each of our programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. For example, we have open for enrollment a multi-dose phase 2 clinical trial of PRO 542, a genetically engineered molecule designed to neutralize HIV. We plan to make a decision in the second half of 2005 regarding the feasibility of continuing our PRO 542 program after reviewing the then-available data from the ongoing phase 2 clinical trial in the context of data regarding PRO 140, which targets the same disease. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. Because of the uncertainties associated with research and development of these programs, the duration and completion costs of our research and development projects are difficult to estimate and are subject to considerable variation. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements could significantly increase our capital requirements and adversely impact our liquidity.

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

 Off-Balance Sheet Arrangements and Guarantees

We have no off-balance sheet arrangements and do not guarantee the obligations of any other entity.

 Critical Accounting Policies

  We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Our significant accounting policies are disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the finanicial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

  We have identified our critical accounting policies and estimates below. These are policies and estimates that we believe are the most important in portraying our financial condition and results of operations, and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

 Revenue Recognition

During the quarters ended June 30, 2005 and 2004, we recognized revenue from the JV for contract research and development; from government research grants and contracts from the National Institutes of Health (the “NIH”), which are used to subsidize certain of the our research projects (“Projects”); and from the sale of research reagents.

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

NIH grant and contract revenue is recognized as efforts are expended and as related subsidized Project costs are incurred. We perform work under the NIH grants and contract on a best-effort basis. The NIH reimburses us for costs associated with the preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. Substantive at-risk milestone payments are uncommon in these arrangements, but would be recognized as revenue on the same basis as the Substantive Milestone Method.

Both we and Cytogen are required to fund the JV equally to support ongoing research and development efforts conducted by us on behalf of the JV. We recognize payments for research and development as revenue as services are performed

For the six months ended June 30, 2005 and 2004, our research grant and contract revenue and contract research and development revenue came exclusively from the NIH and the JV, respectively.

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

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS 123R, which is a revision of FASB Statement No.123, “Accounting for Stock Based Compensation” (SFAS 123”). SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options and restricted stock and purchases of common stock under the Company’s Employee Stock Purchase Plans, if compensatory, as defined, to be recognized in the financial statements based on their grant-date fair values. The standard allows three alternative transition methods for public companies: modified prospective application; modified retrospective method with restatement of prior interim periods in the year of adoption; and modified retroactive application with restatement of all prior financial statements to include the same amounts that were previously included in pro forma disclosures. Historically, in accordance with SFAS 123 and Statement of Financial Accounting Standards No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”), the Company had elected to follow the disclosure-only provisions of Statement No. 123 and, accordingly accounted for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 and related interpretations. Under APB 25, when stock options are issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements; pro forma compensation expense in accordance with FAS 123 is only disclosed in the footnotes to the financial statements. We intend to adopt SFAS 123R on January 1, 2006 using the modified prospective application and the Black-Scholes option pricing model to calculate the fair value of option awards. We have not yet determined the impact that SFAS 123R will have on our results of operations, financial position and cash flows.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of SFAS 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. As noted

above, we will adopt SFAS 123R on January 1, 2006 and have changed our estimates of expected term and the related period over which expected volatility is calculated, in accordance with SAB 107, effective January 1, 2005. We will use those revised assumptions in the Black-Scholes option pricing model, to value share-based awards granted to employees, for the calculation of pro forma net loss and pro forma net loss per share amounts during 2005, in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation”. We will continue to use those revised assumptions upon adoption of SFAS 123R and will implement other aspects of SAB 107 related to presentation and disclosure requirements under SFAS 123R beginning on January 1, 2006.

On June 1, 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No.154 supersedes Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

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

We will need to obtain regulatory approval before we can market our product candidates. To obtain marketing approval from regulatory authorities, we or our collaborators must demonstrate a product’s safety and efficacy through extensive preclinical and clinical testing. Numerous adverse events may arise during, or as a result of, the testing process, including the following:

•	the results of preclinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•	potential products may not have the desired efficacy or may have undesirable side effects or other characteristics that preclude marketing approval or limit their commercial use if approved;

•	after reviewing test results, we or our collaborators may abandon projects, which we previously believed to be promising; and

•	we, our collaborators or regulators may suspend or terminate clinical trials if we or they believe that the participating subjects or patients are being exposed to unacceptable health risks.

Clinical testing is very expensive and can take many years. Results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials. In addition, many of our products, such as PRO 140 and the PSMA product candidates, are at an early stage of development. The successful commercialization of early stage products will require significant further research, development, testing, approvals by regulators and additional investment. Our products in the research or preclinical development stage may not yield results that would permit or justify clinical testing. Our failure to adequately demonstrate the safety and efficacy of a product under development would delay or prevent marketing approval of the product, which could adversely affect our operating results and credibility.

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

We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK, and as a result that trial did not complete patient dosing as contemplated by the initial trial protocol. A second pivotal phase 3 trial for GMK was initiated in May 2001, and at present, we have enrolled 1,186 patients out of the full enrollment of 1,300 patients, and expect to assess the recurrence of cancer and overall survival of the study patients over the next several years. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

We have open for enrollment a multi-dose phase 2 clinical trial of PRO 542, a genetically engineered molecule designed to neutralize HIV. We plan to make a decision in the second half of 2005 regarding the feasibility of continuing our PRO 542 program after reviewing the then-available data from the ongoing phase 2 clinical trial in the context of data regarding PRO 140, which targets the same disease.

Additionally, if the results of our phase 1 study with PRO 140 or the preclinical and clinical studies involving the PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of June 30, 2005, we had an accumulated deficit of approximately $145.3 million. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, if ever, other than potential revenues from MNTX. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of June 30, 2005, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $68.6 million. During the quarter ended June 30, 2005, we received net proceeds of $57.8 million from the sale of 3,532,467 shares of our common stock. During the three months and six months then ended, we had a net loss of $12.8 million and $26.0 million, respectively and used cash in operating activities of $25.1 million during the six months ended June 30, 2005. We anticipate significant increases in expenditures as we continue to expand our research and development activities, particularly in our MNTX programs. Consequently, we will need substantial additional funds to conduct product development activities. We intend to seek additional external funding, most likely through collaborative agreements, or other license or sale transactions, with one or more pharmaceutical companies regarding MNTX or other products, through the issuance and sale of securities or through additional government grants or contracts. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

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

•	deaths or other adverse medical events involving patients or subjects in our clinical trials;

•	regulatory or patent issues;

•	interim or final results of ongoing clinical trials;

•	failure to enroll clinical sites as expected;

•	scheduling conflicts with participating clinicians and clinical institutions; and

•	manufacturing problems.

In addition, we may need to delay or suspend our clinical trials if we are unable to obtain additional funding when needed. Also, our clinical programs involving our joint venture with Cytogen could be delayed by disagreements between Cytogen and us concerning funding development programs or other matters. For example, until recently, the joint venture had no approved 2005 budget or work plan because we and Cytogen had not yet reached agreement with respect to a number of matters relating to the joint venture. In June 2005, we and Cytogen approved a work plan and budget for 2005. Clinical trials involving our product candidates may not commence or be completed as forecasted.

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

We are aware that Adolor Corporation, in collaboration with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing an opioid antagonist, Entereg™ (alvimopan), for post-operative ileus, which has completed phase 3 clinical trials, and for opioid bowel dysfunction and chronic constipation, which have completed phase 2 trials. Post-operative ileus is a condition similar to post-operative bowel dysfunction, a condition for which we are developing MNTX. Entereg is further along in the clinical development process than MNTX and Adolor Corporation has received an approvable letter from the U.S. Food and Drug Administration for Entereg regarding the treatment of post-operative ileus. Additionally, it has been reported that a European specialty pharmaceutical company is in clinical development of an oral formulation of methylnaltrexone for use in opioid-induced constipation. If either of these products reaches the market before our MNTX product, it could achieve a significant competitive advantage relative to our product. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

Disputes with Cytogen could delay or halt our PSMA programs.

Our research and development programs relating to vaccine and antibody immunotherapeutics based on PSMA are conducted through a joint venture between Cytogen Corporation and us. The JV is a 50/50 joint venture, meaning that our ownership rights in the programs, funding obligations and governance rights are equal. As a result, for the joint venture to operate efficiently, and for the research and development programs to be adequately funded and staffed and productive, we and Cytogen must be in agreement on strategic and operational matters. There is a significant risk that, as a result of differing views and priorities, there will be occasions when we do not agree on various matters.

Cytogen’s and our level of commitment to fund the PSMA joint venture is based upon an annual budget and work plan that are developed and approved by the parties. We have in the past experienced delays in reaching agreement with Cytogen regarding annual budget issues and strategic and operational matters relating to the joint venture. For example, until recently, the joint venture had no approved 2005 budget or work plan because we and Cytogen had not yet reached agreement with respect to a number of matters relating to the joint venture. In June 2005, the Members reached agreement on a work plan and budget for 2005. If we do not reach an agreement regarding the budget and work plan for future years, we would likely experience delays in advancing the PSMA programs and may need to dissolve the joint venture and abandon the PSMA programs being conducted by the joint venture. We may not reach an agreement with Cytogen on these matters.

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

Under our license agreements relating to GMK and PRO 542, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to have commenced commercialization of the drug by 2002 (for GMK) and to have filed for marketing approval by 2001 (for PRO 542). We have not achieved these and other milestones and are unlikely to achieve them soon. We are in a similar position with respect to our license agreement with Antigenics Inc. concerning QS-21, a component of GMK. If we can establish that our failure to achieve these milestones resulted from technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. In addition, at June 1, 2004 we became obligated under our license agreement with Columbia to pay Columbia $225,000. We have accrued this amount but, pending the outcome of discussions with Columbia regarding this payment and other matters relating to the license, we have not yet paid it.

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

Also, we can lose the right to patents and other intellectual property licensed to us if the related license agreement is terminated due to a breach by us or otherwise. Some of our patent rights relating to MNTX are derived from a license we have from UR Labs,and some of those rights are derived in turn through license rights UR Labs has acquired. Moreover, some of the patent rights of our joint venture with Cytogen are derived from a license from Cytogen, and some of those rights are derived in turn through license rights Cytogen has acquired. Our and the joint venture’s patent rights are dependent on each of these licenses.

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

We are dependent upon third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

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

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Paul J. Maddon, our Chief Executive Officer and Chief Science Officer, could cause our management and operations to suffer. We have an employment agreement with Dr. Maddon, the initial term of which runs through June 30, 2005, subject to an automatic renewal for an additional period of two years unless either party provides ninety days prior notice of non-renewal. See “Item 11. Executive Compensation - Employment Agreements” in our Annual Report on Form 10-K for the year ended December 31, 2004. Neither we nor Dr. Maddon gave notice of non-renewal. We are currently in discussions with Dr. Maddon regarding the renewal of his employment agreement and expect that the agreement will be renewed. Employment agreements do not, however, assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

In October 2004, our board of directors elected Paul F. Jacobson and Kurt W. Briner as Co-chairmen of the Board in substitution of Dr. Paul J. Maddon, our Chief Executive Officer, Chief Science Officer and a director. Dr. Maddon’s employment agreement contains provisions relating to the Chairmanship position. In connection with the renewal of Dr. Maddon’s employment agreement, we intend to clarify that the change in the Chairman position is not inconsistent with Dr. Maddon’s employment agreement.

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

A substantial portion of our revenues to date has been derived from federal government grants and research contracts. Although no new grants or contracts were awarded in the first half of 2005, in 2004 we were awarded, in the aggregate, approximately $9.2 million in NIH grants and research contracts in addition to previous years’ awards. We cannot rely on grants or additional contracts as a continuing source of funds. Moreover, funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. For example, the $28.6 million contract awarded to us by the NIH in September 2003 must be used by us in furtherance of our efforts to develop an HIV vaccine. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing grants or contracts may be less than those received to date.

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

Product liability insurance for the biopharmaceutical industry is generally expensive, when available at all. We have obtained product liability insurance in the amount of $5.0 million per occurrence, subject to a deductible and a $5.0 million annual aggregate limitation. In addition, where local statutory requirements exceed the limits of our existing insurance or where local policies of insurance are required, we maintain additional clinical trial liability insurance to meet these requirements. Our present insurance coverage may not be adequate to cover claims brought against us. In addition, some of our license and other agreements require us to obtain product liability insurance. Adequate insurance coverage may not be available to us at a reasonable cost in the future.

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

Our stock price has a history of significant volatility. Between January 1, 2002 and June 30, 2005, our stock price has ranged from $3.82 to $24.40 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

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

At June 30, 2005, Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 21% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

Sales of substantial numbers of shares of common stock could cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock. In June 2005, we filed a new shelf registration statement providing for the sale from time to time of up to $70 million of additional shares of our common stock. In addition, some of our stockholders are entitled to require us to register their shares of common stock for offer or sale to the public. Also, we have filed Form S-8 registration statements registering shares issuable pursuant to our equity compensation plans. Any sales by existing stockholders or holders of options may have an adverse effect on our ability to raise capital and may adversely affect the market price of our common stock.

                Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities and corporate notes. Our investments totaled $62.7 million at June 30, 2005. Approximately $14.4 million of these investments had fixed interest rates, and $48.3 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk for those investments. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair values of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2005 market interest rates would result in a decrease of approximately $0.076 million in the market values of these investments.

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

PART II —  OTHER INFORMATION

              Item 4. Submission of Matters to a Vote of Security Holders

              The Company’s Annual Meeting of Stockholders was held on May 10, 2005. The matters voted upon at the meeting were (i) the election of seven directors of the Company; (ii) the approval of the 2005 Stock Incentive Plan; and (iii) the ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

	Votes For	Votes Against	Withheld	Abstentions/ Broker Non-Votes
(i) Election of Directors
Nominee
Paul J. Maddon, M.D., Ph.D.	15,056,436	0	715,146	0
Charles A. Baker	14,840,374	0	931,207	0
Kurt W. Briner	15,059,777	0	711,804	0
Mark F. Dalton	14,840,047	0	931,534	0
Stephen P. Goff, Ph.D.	14,922,444	0	849,137	0
Paul F. Jacobson	14,840,374	0	931,207	0
David A. Scheinberg, M.D., Ph.D.	14,922,446	0	849,136	0

(ii) Approval of 2005 Stock Incentive Plan	5,622,780	0	3,642,744	348,325

(iii) Ratification of PricewaterhouseCoopers LLP	15,397,812	0	39,620	334,150

                Item 6. Exhibits

(a)	Exhibits

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

PROGENICS PHARMACEUTICALS, INC.
Date: August 9, 2005	By:	/s/ Robert A. McKinney
Robert A. McKinney Chief Financial Officer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)