Form 10-Q/A
period 2005-03-31
PROGENICS PHARMACEUTICALS INC
filed 2005-08-29
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No ☐

As of May 6, 2005 there were 19,572,360 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

Explanatory Note

This Amendment No. 1 to Progenics Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q/A for the period ended March 31, 2005 is being filed solely for the purpose of filing Exhibits 10.1, 31.1 and 31.2, filed herewith.

PART II —  OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

10.1
Supply Agreement, dated January 1, 2005, between the Registrant and Mallinckrodt Inc. (confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission)

31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Robert A. McKinney, Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: August 29, 2005	By:	/s/ Robert A. McKinney

Robert A. McKinney Chief Financial Officer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)