Form 10-Q
period 2005-09-30
PROGENICS PHARMACEUTICALS INC
filed 2005-11-07
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 3, 2005 there were 24,493,181shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS  PHARMACEUTICALS, INC.
CONDENSED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS:
Current assets:
Cash and cash equivalents	$41,071	$5,227
Marketable securities	85,282	24,994
Accounts receivable	1,802	1,112
Amount due from joint venture		189
Other current assets	1,421	1,810
Total current assets	129,576	33,332
Marketable securities	1,600	986
Fixed assets, at cost, net of accumulated depreciation and amortization	4,084	4,692
Investment in joint venture	166
Restricted cash	536	535
Total assets	$135,962	$39,545

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued liabilities	$8,400	$7,260
Amount due to joint venture	48
Investment deficiency in joint venture		405
Total current liabilities	8,448	7,665
Deferred lease liability	44	42
Total liabilities	8,492	7,707
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $.0013 par value, 40,000,000 shares authorized; issued and outstanding 24,466,661in 2005 and 17,280,635 in 2004	32	22
Additional paid-in capital	288,569	153,469
Unearned compensation	(5,006)	(2,251)
Accumulated deficit	(156,043)	(119,311)
Accumulated other comprehensive (loss)	(82)	(91)
Total stockholders’ equity	127,470	31,838
Total liabilities and stockholders’ equity	$135,962	$39,545

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Contract research and development from joint venture	$211	$46	$781	$1,190
Research grants and contracts	2,548	2,313	6,618	5,043
Product sales	15	2	39	51
Total revenues	2,774	2,361	7,438	6,284

Expenses:
Research and development	9,952	9,195	32,517	26,945
General and administrative	3,344	3,415	9,386	9,268
Loss in joint venture	384	264	1,928	1,362
Depreciation and amortization	417	315	1,369	1,015

Total expenses	14,097	13,189	45,200	38,590

Operating loss	(11,323)	(10,828)	(37,762)	(32,306)

Other income:
Interest income	580	192	1,030	600
Loss on sale of marketable securities				(31)
Total other income	580	192	1,030	569

Net loss	$(10,743)	$(10,636)	$(36,732)	$(31,737)

Net loss per share - basic and diluted	$(0.49)	$(0.63)	$(1.87)	$(1.88)

Weighted-average shares - basic and diluted	21,744	16,973	19,643	16,859

The accompanying notes are an integral part of these condensed financial statements.

.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(amounts in thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Unearned Compensation	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at December 31, 2004	17,281	$22	$153,469	$(2,251)	$(119,311)	$(91)	$31,838
Issuance of Restricted Stock, net of forfeitures, and compensatory stock options to employees	138		3,708	(3,708)
Amortization of unearned compensation-employees				953			953
Issuance of compensatory stock options to non-employees			306				306
Sale of Common Stock in public offerings, net of offering expenses of $4,767	6,307	9	121,547				121,556
Sale of Common Stock under employee stock purchase plans and exercise of stock options	741	1	9,539				9,540
Net (loss)					(36,732)		(36,732)	$(36,732)
Change in unrealized loss on marketable securities						9	9	9
Balance at September 30, 2005	24,467	$32	$288,569	$(5,006)	$(156,043)	$(82)	$127,470	$(36,723)

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(36,732)	$(31,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,369	1,015
Loss on disposal of fixed assets		42
Loss on sale of marketable securities		31
Amortization of premiums/accretion of discounts, net on marketable securities	188	522
Amortization of unearned compensation	953	234
Noncash expenses incurred in connection with issuance of compensatory stock options to non-employees	306	318
Loss in joint venture	1,928	1,362
Adjustment to loss in joint venture	951	795
Changes in assets and liabilities:
Increase in accounts receivable	(690)	(680)
Decrease in amount due from joint venture	189
Decrease in other current assets and other assets	389	31
Increase in accounts payable and accrued expenses	1,140	2,511
Increase in amount due to joint venture	48
Increase in investment in joint venture	(3,450)	(1,950)
Increase (decrease) in deferred lease liability	2	(6)
Net cash used in operating activities	(33,409)	(27,512)
Cash flows from investing activities:
Capital expenditures	(761)	(1,423)
Increase in restricted cash	(1)	(3)
Sales of marketable securities	49,527	51,070
Purchase of marketable securities	(110,608)	(35,801)
Net cash (used in) provided by investing activities	(61,843)	13,843
Cash flows from financing activities:
Proceeds from public offerings of Common Stock	126,323
Expenses associated with public offerings of Common Stock	(4,767)
Proceeds from the exercise of stock options and sale of Common Stock under the Employee Stock Purchase Plan	9,540	4,528
Net cash provided by financing activities	131,096	4,528
Net increase (decrease) in cash and cash equivalents	35,844	(9,141)
Cash and cash equivalents at beginning of period	5,227	11,837
Cash and cash equivalents at end of period	$41,071	$2,696

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

With the exception of the years ended December 31, 1997 and 1998, the Company has had recurring losses and had, at September 30, 2005, an accumulated deficit of approximately $156.0 million. During the nine months ended September 30, 2005, the Company received $121.6 million, net of underwriting discounts and offering expenses, through three public offerings, totaling approximately 6.3 million shares of its common stock. At September 30, 2005, the Company had cash, cash equivalents and marketable securities totaling $128.0 million. During the three months and nine months then ended, the Company had a net loss of $10.7 million and $36.7 million, respectively, and used cash in operating activities of $33.4 million during the nine months ended September 30, 2005. Other than potential revenues from methylnaltrexone (“MNTX”), the Company does not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and the Company expects its expenses to increase. Consequently, the Company may require additional external funding to continue its operations at the current levels in the future.

The Company expects that cash, cash equivalents and marketable securities at September 30, 2005 will be sufficient to fund current operations through at least 2006. The Company is currently in negotiations with potential collaborators for the continued development of MNTX. The Company expects that such a collaboration agreement would include up-front fees, as reimbursement of certain development expenses, or other payments as well as potential milestone payments. The Company also expects that a collaborator would assume some or all of the financial responsibility for further clinical development and commercialization of a majority of the MNTX programs. The Company may also enter into a collaboration agreement, or license or sale transaction, with respect to other of its product candidates. The Company may also seek to raise additional capital through the sale of its common stock or other securities and expects to fund aspects of its operations through government grants and contracts.

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

The interim Condensed Financial Statements of the Company included in this report have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The year end condensed balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

2.  Stock-Based Employee Compensation

The accompanying statements of financial position and results of operations have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company’s stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company recognizes compensation expense if the terms of an option grant are not fixed or the quoted market price of the Company’s common stock on the grant date is greater than the amount an employee must pay to acquire the stock. Compensation expense is also recognized for performance-based vesting of stock options upon achievement of defined milestones. Unearned compensation for restricted stock awards granted is recorded on the date of the grant based on the intrinsic value of such awards. Such unearned compensation is expensed, using a straightline method, over the period during which the related restrictions on such stock lapse. Upon termination of employment, unvested restricted stock awards are forfeited and compensation expense and unearned compensation previously recognized are reversed.

The Company will adopt Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No.123(R)”) on January 1, 2006, using the modified prospective method (see Note 9). In anticipation of the adoption of SFAS No. 123(R), the Company has revised certain assumptions used in the Black-Scholes option pricing model to value equity-based awards. The estimate of expected term has been increased from 5 years to 6.5 years for all awards granted on or after January 1, 2005, in accordance with the simplified method described in Staff Accounting Bulletin No. 107 for options with five-year graded vesting. The period used to calculate historical volatility of the Company’s common stock has also been revised to 6.5 years. The impact of these revisions is expected to increase the amount of compensation expense recognized by the Company as compared to the amount that would have been recognized using the previous estimates.

The following table summarizes the pro forma operating results and compensation costs for the Company’s incentive stock option and stock purchase plans, which have been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Since option grants and restricted stock awarded during 2005 and 2004 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value-based method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(10,743)	$(10,636)	$(36,732)	$(31,737)
Add: Stock-based employee compensation expense included in reported net loss	513	234	953	234
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,761)	(1,941)	(6,478)	(6,087)
Pro forma net loss	$(12,991)	$(12,343)	$(42,257)	$(37,590)

Net loss per share amounts, basic and diluted:
As reported	$(0.49)	$(0.63)	$(1.87)	$(1.88)

Pro forma	$(0.60)	$(0.73)	$(2.15)	$(2.23)

For the purpose of the above pro forma calculations, the fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used in computing the fair value of options granted: expected volatility of 96% in 2005 and 92% in 2004 (29% in 2005 and 37% in 2004 for the employee stock purchase plan), expected lives of 6.5 years in 2005 and 5 years in 2004 (six months for the employee stock purchase plan), zero dividend yield, and weighted-average risk-free interest rates of 3.45 % in 2005 and 3.41% in 2004.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

The fair value of options and warrants granted to non-employees for services, determined using the Black-Scholes option pricing model with the foregoing assumptions, is included in the financial statements and expensed as they vest. Net loss and pro forma net loss include $156 and $75 of non-employee compensation expense in the three month periods ended September 30, 2005 and 2004, respectively, and $306 and $318 of non-employee compensation expense in the nine month periods ended September 30, 2005 and 2004, respectively.

During the quarter ended September 30, 2005, 39,375 stock options, which had been granted to the Company’s Chief Executive Officer, vested based upon the achievement of defined milestones and an additional 13,585 stock options, which are accounted for as variable awards under APB 25, vested based upon the passage of time. The Company recognized $191 of compensation expense upon the vesting of those options, which is included in the stock-based employee compensation expense included in reported net loss in the table above.

 3.  Revised Classification of Certain Securities

At December 31, 2004, the Company had reclassified its auction rate securities as marketable securities in current assets. Prior to that reclassification, such investments had been classified as cash and cash equivalents. Accordingly, the Company has reflected these securities as marketable securities in the current assets section of its balance sheets as of September 30, 2005 and December 31, 2004 and 2003. The Company has also made corresponding adjustments to its statements of cash flows for the nine month period ended September 30, 2004 to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents since the effect of such reclassifications would have been reflected in the Company’s September 30, 2004 balance sheet. This reclassification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported statements of cash flows or its previously reported statements of operations for any period.

At December 31, 2003 and September 30, 2004, $35.9 million and $17.9 million, respectively, of these current investments had originally been classified as cash equivalents on the Company’s balance sheet. These investments have been reclassified to short-term investments from cash and cash equivalents as previously reported.

For the nine month period ended September 30, 2004, $18.0 million of net cash provided by investing activities resulted from the reclassification of these short-term auction rate securities.

4.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
Accounts payable	$578	$1,438
Accrued clinical trial and consulting costs	5,915	3,832
Accrued payroll and related costs	941	734
Legal and professional fees payable	966	1,256
Total	$8,400	$7,260

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

5.  Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and nine months ended September 30, 2005 and 2004, the Company reported a net loss and, therefore, no other potential common stock was included in the computation of diluted net loss per share since such inclusion would have been antidilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount

Three months ended September 30, 2005
Basic and Diluted	$(10,743)	21,744	$(0.49)
Nine months ended September 30, 2005
Basic and Diluted	$(36,732)	19,643	$(1.87)

Three months ended September 30, 2004
Basic and Diluted	$(10,636)	16,973	$(0.63)
Nine months ended September 30, 2004
Basic and Diluted	$(31,737)	16,859	$(1.88)

Other potential common stock, which has been excluded from the diluted per share amounts because their effect would have been antidilutive, consist of the following:

	Three Months Ended September 30,
	2005		2004

	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,668	$13.52	4,965	$10.35
Restricted stock	296		168
Total	4,964		5,133

	Nine Months Ended September 30,
	2005		2004
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,674	$13.03	4,997	$10.31
Restricted stock	210		56
Total	4,884		5,053

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

b. Funding of Research and Development by the Members

The level of commitment by the Members to fund the JV is based on an annual budget and work plan that is developed and approved by the Members. The budget is intended to provide for sufficient funds to conduct the research and development projects specified in the work plan for the then-current year. In June 2005, the Members approved a work plan and budget for the year ending December 31, 2005 totaling $11.4 million.

Under the Agreements, the Company was required to fund the initial cost of research up to $3.0 million. As of December 31, 2001, the Company had met its obligation to provide this amount. Since that time, each Member has made equal capital contributions to fund research and other costs.

The contributions of the Members to the JV, one half of which was committed by each Member, were $1.5 million and $2.0 million, respectively, in the three month periods ended September 30, 2005 and 2004 and $6.9 million and $3.9 million, respectively, in the nine month periods ended September 30, 2005 and 2004. Each Member made a capital contribution to the JV of $0.5 million in January 2005, which was used to fund obligations for work performed under the approved 2004 work plan, and which amounts are included in the total contributions for the nine month period in 2005 set forth above.

c. Contract Research and Development Revenue from the JV

Amounts received by the Company from the JV as payment for research and development services and reimbursement of related costs in excess of the initial $3.0 million provided by the Company (see above) are recognized as contract research and development revenue. For the three months ended September 30, 2005 and 2004, such amounts totaled approximately $211 and $46, respectively and for the nine months ended September 30, 2005 and 2004, such amounts totaled approximately $781 and $1,190, respectively. According to the Agreements, the Company may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies. In consideration of the Company’s initial incremental capital contribution of $3.0 million of joint venture research expenditures, the Company may retain $3.0 million of such government grant funding. To the extent that the Company retains grant revenue in respect of work for which it has also been compensated by the joint venture (“JV Compensation Work”), the remainder of the $3.0 million to be retained by the Company is reduced and the Company records an adjustment in its financial statements to reduce both joint venture losses and contract revenue from the joint venture. Such adjustments were $293 and $541 for the three months ended September 30, 2005 and 2004, respectively, $951 and $795 for the nine months ended September 30, 2005 and 2004, respectively, and $2.8 million cumulatively through September 30, 2005. Subsequent to retention in full by the Company of $3.0 million in grant funding related to JV Compensation Work, grant funding from PSMA programs will reduce the funding obligations of the Members equally.

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

e. Selected Financial Statement Data

The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Balance Sheet Data	September 30, 2005	December 31, 2004

Cash	$1,103
Receivable from Progenics, a related party	48
Prepaid expenses	19	$12
Total assets	$1,170	$12

Accounts payable to Progenics, a related party		$189
Accounts payable to Cytogen, a related party	$65	4
Accounts payable and accrued expenses	773	629
Total liabilities	838	822
Stockholders’ equity (deficit)	332	(810)
Total liabilities and stockholders’ (deficit)	$1,170	$12

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

Statement of Operations Data:	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period from June 15, 1999 (inception) to September 30, 2005
	2005	2004	2005	2004
Interest income	$2	$1	$5	$6	$ 247
Total expenses (1)	1,357	1,611	5,763	4,318	30,113
Net loss	$(1,355)	$(1,610)	$(5,758)	$(4,312)	$ (29,866)

(1)	Includes research and development services performed by the Company during the three months and nine months ended September 30, 2005 and 2004.

 7.  Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three months and nine months ended September 30, 2005 and 2004, the components of comprehensive loss are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(10,743)	$(10,636)	$(36,732)	$(31,737)
Other comprehensive income (loss):
Change in net unrealized gain (loss) on marketable securities	(39)	65	9	(78)
Comprehensive loss	$(10,782)	$(10,571)	$(36,723)	$(31,815)

8. Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not limited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2005.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

9. Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment”(“SFAS No. 123(R)”), which is a revision of FASB Statement No.123, “Accounting for Stock Based Compensation” (“SFAS No.123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, and purchases of common stock under the Company’s Employee Stock Purchase Plans, if compensatory, as defined, to be recognized in the financial statements based on their grant-date fair values. The standard allows three alternative transition methods for public companies: modified prospective method; modified retrospective method with restatement of prior interim periods in the year of adoption; and modified retroactive method with restatement of all prior financial statements to include the same amounts that were previously included in pro forma disclosures. Historically, in accordance with SFAS No.123 and Statement of Financial Accounting Standards No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), the Company had elected to follow the disclosure-only provisions of Statement No.123 and, accordingly, accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, when stock options are issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements and pro forma compensation expense in accordance with SFAS No. 123 is only disclosed in the footnotes to the financial statements. The Company will adopt SFAS No.123(R) on January 1, 2006 using the modified prospective application and the Black-Scholes option pricing model to calculate the fair value of option awards. The Company expects the impact that SFAS No. 123(R) will have on its results of operations to be material.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). As noted above, the Company will adopt SFAS No. 123(R) on January 1, 2006 and has changed its estimates of expected term and the related period over which expected volatility is calculated, in accordance with SAB 107, effective January 1, 2005. Those revised assumptions will be used by the Company in the Black-Scholes option pricing model, to value share-based awards granted to employees, for the calculation of pro forma net loss and pro forma net loss per share amounts during 2005, in accordance with SFAS No.123. The Company will continue to use those revised assumptions upon adoption of SFAS No. 123(R) and will implement other aspects of SAB 107 related to presentation and disclosure requirements under SFAS No.123(R) beginning on January 1, 2006.

On August 31, 2005, the FASB staff issued FASB Staff Position No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP 123(R)-1”). FSP 123(R)-1 indefinitely defers the requirement of SFAS No. 123(R), that a freestanding financial instrument issued to an employee, such as a stock option or restricted stock award, originally subject to FAS 123(R) become subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity, such as upon termination of employment. The Company’s Stock Incentive Plans allow exercise of equity-based awards for a period of three months following termination of employment. The Company will apply the guidance in FSP 123(R)-1 upon initial adoption of SFAS No. 123(R), which will preclude the necessity to record a liability during that three month period.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

On October 18, 2005, the FASB staff issued FASB Staff Position No. FAS 123(R)-2, “Practical Exception to the Application of Grant Date as Defined in Statement 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides that the grant date for purposes of accounting for stock-based compensation awards under SFAS No. 123(R) would be established prior to the communication of the key terms of the award to the recipient if certain conditions are met. FSP 123(R)-2 provides that a mutual understanding of the key terms and conditions of an award exists at the date the award is approved by the Board of Directors or other management with relevant authority if the following conditions are met: (a) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer (i.e., the grant is unilateral) and (b) the key terms of the award are expected to be communicated to all of the recipients within a relatively short time period from the date of approval. FSP 123(R)-2 provides that “a relatively short time period” should be determined based on the period during which an entity could plausibly complete the actions necessary to communicate the terms of an award to the recipient(s) in accordance with the entity’s customary human resource practices. The Company will apply the guidance of FSP 123(R)-2 upon initial adoption of SFAS No.123(R). The Company does not expect any material impact from the adoption of FSP 123(R)-2 because it does not represent a change in its practice of granting equity-based awards.

On September 23, 2005, the FASB staff proposed FASB Staff Position No. FAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-c”). FSP 123(R)-c would provide a transition election related to the accounting for the income tax effects of stock-based-compensation awards upon an entity's adoption of SFAS No.123(R). The proposed transition election is intended to simplify the calculation of the pool of windfall tax benefits that is available to absorb tax deficiencies, or shortfalls, that may occur in periods subsequent to the adoption of SFAS No.123(R). Determining the pool of windfall tax benefits under SFAS No. 123(R) requires an entity to analyze and reconcile the book and tax records of all stock-based-compensation awards dating back to the original effective date of SFAS No.123 in 1995. The FASB staff issued FSP 123(R)-c because there may be significant cost or complexities involved in determining the pool of windfall tax benefits from the original effective date of SFAS No.123. FSP 123(R)-c would give entities an election to select an alternative transition method (the short-cut method) for the calculation of the pool of windfall tax benefits as of the adoption date of SFAS No.123(R).  If FSP 123(R)-c is approved, the Company will adopt the short cut method when it adopts SFAS No.123(R).

On September 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No.154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No.154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No.154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No.154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Included in these forward-looking statements are statements regarding our expectations for beginning or completing clinical trails, submitting applications to regulatory authorities for marketing approvals for our product candidates, and raising additional capital and reducing our operating costs if we cannot raise additional funds. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, among others, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our products will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials are later found not to work effectively or are not safe, the risk that we may not be able to manufacture commercial quantities of our products, the risk that our products, if approved for marketing, do not gain market acceptance sufficient to justify development and commercialization costs, the uncertainty of future profitability and other factors set forth more fully in this Form 10-Q, including those described under the caption “Risk Factors,” and other periodic filings with the Securities and Exchange Commission, to which investors are referred for further information.

We do not have a policy of updating or revising forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Form 10-Q as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

General. We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. We commenced principal operations in late 1988, and since that time we have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. We do not currently have any commercial products. In order to commercialize the principal products that we have under development, we will need to address a number of technological and clinical challenges and comply with comprehensive regulatory requirements. Accordingly, we cannot predict the amount of funds that we will require, or the length of time that will pass, before we receive significant revenues from sales of any of our products, if ever.

Our most advanced product candidate and likeliest source of product revenue is methynaltrexone (“MNTX”). We are conducting a broad clinical development program for MNTX in several settings involving symptom management and supportive care. Our most advanced work with MNTX is as a treatment for opioid-induced constipation in patients with advanced medical illness. We have completed patient enrollment and treatment in two pivotal phase 3 trials, the 301 and 302 trials, in this setting. We have previously announced positive top-line results in the 301 trial. Data from the recently completed 302 trial are currently being analyzed. There are separate extension studies for both the 301 and 302 trials. Patient enrollment and treatment has been completed for the 301 extension study. Patient enrollment has been completed for the 302 extension study, with patient treatment ongoing. If the data for these four trials are positive, we plan to submit with the U.S. Food and Drug Administration (“FDA”) a New Drug Application (“NDA”) for marketing approval for MNTX for the treatment of opioid-induced constipation in patients with advanced medical illness in the second quarter of 2006.

We are also developing MNTX for the management of post-operative bowel dysfunction, a serious condition of the gastrointestinal tract. We have completed a phase 2 clinical trial of MNTX for this indication. We completed enrollment for the trial, which we call the 203 trial, in the fourth quarter of 2004 and announced positive top-line results in January 2005. We plan to complete a more in-depth analysis of the data and meet with the FDA in 2005 to discuss designing a phase 3 clinical program. We are also developing oral MNTX for the treatment of opioid-induced constipation in patients with chronic pain and have completed phase 1 clinical trials of oral MNTX in healthy volunteers. We plan to initiate, in 2005, phase 2 clinical studies of oral MNTX in chronic pain patients who experience opioid-induced constipation.

In the area of HIV infection, we are developing viral entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. HIV is the virus that causes AIDS. We recently announced positive phase 1 clinical findings in healthy volunteers related to PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. A phase 1b trial of PRO 140 in HIV-infected patients is scheduled to begin in 2005. We have decided to ramp down our development efforts on PRO 542, our other HIV product candidate, in order to concentrate our resources on PRO 140.

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

Our sources of revenues through September 30, 2005 have been payments under our former collaboration agreements, from the JV, from research grants and contracts related to our cancer and HIV programs and from interest income. To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels.

A majority of our expenditures to date have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings with regulators for approval to market our product candidates.

With the exception of the years ended December 31, 1997 and 1998, we have had recurring losses and had, at September 30, 2005, an accumulated deficit of approximately $156.0 million. During the nine months ended September 30, 2005, we received net proceeds of $121.6 million from three public offerings, totaling 6,307,467 shares of our common stock. At September 30, 2005, we had cash, cash equivalents and marketable securities totaling $128.0 million. We expect that cash, cash equivalents and marketable securities on hand at September 30, 2005 will be sufficient to fund operations at current levels through at least 2006. During the three-month and nine-month periods ended September 30, 2005, we had a net loss of $10.7 million and $36.7 million, respectively, and used cash in operating activities of $8.4 million and $33.4 million, respectively. Other than potential revenues from MNTX, we do not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and we expect our expenses to increase. Consequently, we may require additional external funding to continue our operations at their current levels in the future. Such funding may be derived from one or more collaboration or licensing agreements with pharmaceutical or other companies or from the sale of our common stock or other securities to investors. However, such additional funding may not be available to us on acceptable terms or at all.

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

Our and Cytogen’s respective levels of commitment to fund the JV is based on annual budgets and work plans that are developed and approved by the parties. The budgets are intended to provide for sufficient funds to conduct the research and development projects specified in the work plan for the then-current year. We have in the past experienced delays in reaching agreement with Cytogen regarding budget issues and strategic and operational matters relating to the JV. During June 2005, the Members approved a work plan and a corresponding budget of $11.4 million for the year ending December 31, 2005. Capital contributions, totaling $6.9 million, were made during the nine months ended September 30, 2005, half of which was contributed by each of the Members. Contributions totaling $1.0 million, made in January 2005, were used to fund obligations for work performed under the approved 2004 work plan, which amount is included in the total contributions for the 2005 periods set forth above.

The work plan and budget for 2005 includes funding to be made by the JV in accordance with a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”), entered into in September 2005. Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to the JV. Under the license, the JV has the right to use the ADC Technology to link cell-killing drugs to the JV’s monoclonal antibodies that targets prostate-specific membrane antigen. During the initial research term of the Agreement, SGI also is required to provide technical information to the JV related to implementation of the licensed technology, which period may be extended upon payment of an additional fee. The JV may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). The JV is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The JV may sub-license the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. The JV made a $2.0 million technology access payment to SGI, upon execution of the SGI Agreement during September 2005, following a capital contribution by the Members (see above). The SGI Agreement requires the JV to make maintenance payments during the term of the SGI Agreement, payments, aggregating $15.0 million, upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its Licensors. In the event that SGI provides materials or services to the JV under the SGI Agreement, SGI will receive supply and/or labor cost payments from the JV at agreed upon rates. Unless terminated earlier, the SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The ability of the JV to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of the JV in future years.

According to the Agreements, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies. In consideration of our initial incremental capital contribution of $3.0 million of JV research expenditures, we may retain $3.0 million of such government grant funding. To the extent that we retain grant revenue in respect of work for which we have also been compensated by the joint venture (“JV Compensation Work”), the remainder of the $3.0 million to be retained by us is reduced and we record an adjustment in our financial statements to reduce both JV losses and contract revenue from the JV. Such adjustments were $293,000 and $541,000 for the three months ended September 30, 2005 and 2004, respectively, and $951,000 and $795,000 for the nine months ended September 30, 2005 and 2004, respectively, and $2.8 million cumulatively through September 30, 2005. Subsequent to our retention in full of $3.0 million in grant funding related to JV Compensation Work, grant funding from PSMA programs will reduce the funding obligations of the Members equally.

Results of Operations  (amounts in thousands)

Three Months Ended September 30, 2004 and 2005

              Revenues:

We recognized $46 and $211of revenue for research and development services performed for the joint venture during the three months ended September 30, 2004 and 2005, respectively. The increase is due to a decrease in grant revenue recognized by the Company from awards related to research and development services performed for the JV, which effectively increases contract research and development from joint venture, and increased headcount assigned to the JV projects in 2005. Proceeds received from grants related to the joint venture and for which we have also been compensated by the joint venture for services provided were $541 in the 2004 period and $293 in the 2005 period.  As described above, we have reflected in the accompanying financial statements adjustments to decrease both joint venture losses and contract revenue from the joint venture in respect of such amounts.

Revenues from research grants and contracts increased from $2,313 in the three month period ended September 30, 2004 to $2,548 in the corresponding period in 2005. The increase resulted from a greater amount of work performed under the grants in the 2005 period, some of which allowed greater spending limits. In addition, there was increased activity under the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”). The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. Our scientists are the principal investigators under the contract and head the vaccine development effort. Existing academic collaborators of ours head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of September 30, 2005) is subject to achievement of specified milestones.

Revenues from product sales increased from $2 for the three months ended September 30, 2004 to $15 for the three months ended September 30, 2005. We received more orders for research reagents during the 2005 period.

    Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with MNTX. Research and development expenses increased $757 from $ 9,195 in the three months ended September 30, 2004 to $9,952 in the corresponding period in 2005, as follows:

	Three Months Ended September 30,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation

Salaries and benefits	$ 2,937	$ 3,489	$ 552	19%
Company-wide compensation increases and an increase in average headcount from 113 to 115 for the three month periods ended September 30, 2004 and 2005, respectively, in the research and development, manufacturing and medical departments, including the hiring of our Vice President, Quality in July 2005.

Clinical trial costs	2,763	2,183	(580)	(21)
Decrease primarily related to MNTX ($760) due to a higher level of activity in the 301 trial in the 2004 period than in the 302 trial in the 2005 period. That decrease was partially offset by increases in GMK ($165), due to increased enrollment in the 2005 period, and HIV ($15), resulting from a decline in PRO 542 activity and an increase in the PRO 140 trial activity in the 2005 period.

Laboratory supplies	668	920	252	38
Increase in HIV ($386) due to preparation of materials for the phase 1 PRO 140 clinical trials and an increase in basic research in 2005, partially offset by a decrease in GMK ($96), MNTX ($28), and other projects ($10), as research and development activity focused on clinical trials in these areas rather than on basic research.

Contract manufacturing and subcontractors	1,516	1,361	(155)	(10)
Decrease in MNTX ($60), HIV ($80) and other projects ($20), partially offset by an increase in GMK ($5). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required.

Consultants	317	1,074	757	239
Increases in MNTX ($747) and HIV ($30) and other projects ($3), partially offset by a decrease in GMK ($23). These expenses are related to monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

License fees	0	15	15	100	Increase primarily related to contractual payments to licensors related to our HIV ($10) and GMK ($5) programs.
Operating expenses and travel	994	910	(84)	(8)
Decrease primarily due to a decrease in other operating expenses and travel ($129) in 2005, partially offset by increased rent ($45) and facilities costs in the 2005 period over those in the 2004 period.

Total	$ 9,195	$ 9,952	$ 757	8%

We expect significant increases in research and development expenses related to MNTX as the clinical programs expand and progress. These expenses would be reduced if we enter into a collaboration for MNTX in which the collaborator assumes financial responsibility for some or all of the future development of MNTX, or if we choose not to advance all of our MNTX programs. Spending for our PRO 140 program is also expected to increase, while spending for other programs is expected to remain relatively stable or decline.

General and administrative expenses decreased from $3,415 in the three months ended September 30, 2004 to $3,344 in the corresponding 2005 period, as follows:

	Three Months Ended September 30,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation

Salaries and benefits	$ 1,131	$ 1,428	$ 297	26%
Increase due to compensation increases and an increase in average headcount from 22 to 24 for the three month periods ended September 30, 2004 and 2005, respectively, including the hiring of our General Counsel in June 2005 and the departure of one senior executive in April 2005.

Consulting and professional fees	1,341	1,098	(243)	(18)
Decrease due primarily to a decrease in recruiting ($28), audit fees, including audit fees for internal controls over financial reporting ($352) and legal and patent fees ($100), partially offset by an increase in consulting costs ($232).

Operating expenses	816	728	(88)	(11)	Decrease in computer supplies ($34) and other fees and expenses ($142), partially offset by an increase in travel costs ($10) and insurance costs ($78).
Other	127	90	(37)	(29)	Decrease in corporate taxes ($70), partially offset by increased investor relations costs ($30)
Total	$ 3,415	$ 3,344	$ (71)	(2) %

We expect general and administrative expenses to remain relatively stable during the remainder of 2005 due to the expected decrease in professional fees related to compliance with requirements concerning internal controls over financial reporting offset by an increase in operating expenses related to an increase in headcount and patent legal fees.

Loss in joint venture increased from $264 in the three months ended September 30, 2004 to $384 in the corresponding period in 2005. Research and development expenses and general and administrative costs were higher in the 2004 period than in the 2005 period. However, as further described above, we recognized $541 and $293 in the three months ended September 30, 2004 and 2005, respectively, of payments received from the NIH as a reduction to joint venture losses and contract revenue from the joint venture. For the year ending December 31, 2005, the magnitude of the loss in joint venture will depend on the extent of completion of the work plan agreed to by the Members for the remainder of 2005.

Depreciation and amortization increased from $315 in the three months ended September 30, 2004 to $417 in the corresponding period in 2005 as we purchased capital assets and made leasehold improvements in the 2005 period to increase our manufacturing capacity.

 Other income:

Interest income increased from $192 in the three months ended September 30, 2004 to $580 in the corresponding period in 2005. The balance of interest income is the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the three months ended September 30, 2004, and September 30, 2005, investment income increased from $584 to $638, respectively, due to a higher average balance of cash equivalents and marketable securities in the 2005 period than in the 2004 period and to higher interest rates in the 2005 period. Amortization of premiums, which is included in interest income, decreased from $392 to $58 for the three months ended September 30, 2004 and 2005, respectively.

     Net loss:

Our net loss was $10,636 for the three months ended September 30, 2004 compared to a net loss of $10,743 in the corresponding period in 2005.

Nine Months Ended September 30, 2004 and 2005

            Revenues:

We recognized $1,190 and $781 of revenue for research and development services performed for the joint venture during the nine months ended September 30, 2004 and 2005, respectively. Proceeds received from grants related to the joint venture and for which we have also been compensated by the joint venture for services provided were $795 in the 2004 period and $951 in the 2005 period. As described above, we have reflected in the accompanying financial statements adjustments to decrease both joint venture losses and contract revenue from the joint venture in respect of such amounts.

Revenues from research grants and contracts increased from $5,043 in the nine month period ended September 30, 2004 to $6,618 in the corresponding period in 2005. The increase resulted from a greater amount of work performed under the grants in the 2005 period, some of which allowed greater spending limits. In addition, there was increased activity under the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”). The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. Our scientists are the principal investigators under the contract and head the vaccine development effort. Existing academic collaborators of ours head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of September 30, 2005) is subject to achievement of specified milestones.

Revenues from product sales decreased from $51 for the nine months ended September 30, 2004 to $39 for the nine months ended September 30, 2005. We received fewer orders for research reagents during the 2005 period.

            Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with MNTX. Research and development expenses increased $5,572 from $26,945 in the nine months ended September 30, 2004 to $32,517 in the corresponding period in 2005, as follows:

	Nine Months Ended September 30,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation

Salaries and benefits	$ 9,056	$ 10,085	$ 1,029	11%
Company-wide compensation increases and an average increase in headcount from 110 to 113 for the nine month periods ended September 30, 2004 and 2005, respectively, in the research and development, manufacturing and medical departments, including the hiring of our Vice President, Quality in July 2005.

Clinical trial costs	5,553	8,240	2,687	48
Increase due to MNTX ($2,192) and GMK ($516) as phase 3 trials expanded, offset by a net decrease in HIV and other programs ($21) as phase 2 PRO 542 trial activity declined and phase 1 PRO 140 trial activity increased.

Laboratory supplies	3,034	4,337	1,303	43	Increase due to MNTX ($1,054) and HIV ($430) mainly for preparation of materials for clinical trials, partially offset by decreases in GMK ($87) and other programs ($94).
Contract manufacturing and subcontractors	4,779	3,344	(1,435)	(30)
Decrease due to MNTX ($907), HIV ($477) and GMK ($63), offset by an increase in other programs ($12). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required.

Consultants	1,207	2,372	1,165	97
Increase due to MNTX ($1,111) and HIV ($189), offset by decreases in GMK ($106) and other programs ($29). These expenses are related to monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.
.

License fees	360	1,200	840	233	Increase related to contractual payments to licensors, including those upon achievement of defined milestones in our HIV ($821) and GMK ($19) programs.
Operating expenses	2,956	2,939	(17)	(1)	Decrease primarily due to a decrease in travel ($84) and other ($212), partially offset by increased rent and facility costs ($241) and insurance ($38).
Total	$26,945	$ 32,517	$ 5,572	21%

We expect significant increases in research and development expenses related to MNTX as the clinical programs expand and progress. These expenses would be reduced if we enter into a collaboration for MNTX in which the collaborator assumes financial responsibility for some or all of the future development of MNTX, or if we choose not to advance all of our MNTX programs. Spending for our PRO 140 program is also expected to increase, while spending for other programs is expected to remain relatively stable or decline.

General and administrative expenses increased from $9,268 in the nine months ended September 30, 2004 to $9,386 in the corresponding 2005 period, as follows:

	Nine Months Ended September 30,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation

Salaries and benefits	$ 3,411	$ 3,738	$ 327	10%
Increase due to compensation increases and an average increase in headcount from 20 to 23 for the nine month periods ended September 30, 2004 and 2005, respectively, including the departure of one senior executive in April 2004 and one in April 2005 and the hiring of in-house General Counsel in June 2005.

Consulting and professional fees	3,425	3,233	(192)	(6)
Decrease due primarily to a decrease in recruiting ($143) and audit fees, including audit fees for internal controls over financial reporting ($462), offset by additional legal and patent costs ($104) and consultants ($301) in the 2005 period.

Operating expenses	2,099	2,074	(25)	(1)	Decrease due to decreases in rent expense and insurance costs ($28), computer and office supplies ($58) and other ($192), partially offset by an increase in travel ($31) and Directors’ fees ($222).
Other	333	341	8	2	Increase primarily related to increased investor relation costs ($88) and conferences and seminars ($22), offset by a decrease in corporate taxes ($99).
Total	$ 9,268	$ 9,386	$ 118	1%

We expect general and administrative expenses to remain relatively stable during the remainder of 2005 due to the expected decrease in professional fees related to compliance with requirements concerning internal controls over financial reporting offset by an increase in operating expenses related to an increase in headcount.

Loss in joint venture increased from $1,362 in the nine months ended September 30, 2004 to $1,928 in the corresponding period in 2005 due primarily to higher research and development expenses and license fee expenses in the 2005 period than in the 2004 period. A license fee of $2.0 million was paid by the JV to Seattle Genetics in June 2005 (see “Overview”, above). In addition, as further described above, we recognized $795 and $951 in the nine months ended September 30, 2004 and 2005, respectively, of payments received from the NIH as a reduction to joint venture losses and contract revenue from the joint venture. For the year ending December 31, 2005, the magnitude of the loss in joint venture will depend on the extent of completion of the work plan agreed to by the Members for the remainder of 2005.

Depreciation and amortization increased from $1,015 in the nine months ended September 30, 2004 to $1,369 in the corresponding period in 2005 as we purchased capital assets and made leasehold improvements in the 2005 period to increase our manufacturing capacity.

Other income:

 Interest income increased from $600 in the nine months ended September 30, 2004 to $1,030 in the corresponding period in 2005. The balance of interest income is the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the nine months ended September 30, 2004, and September 30, 2005, investment income increased from $1,122 to $1,218, respectively due to a higher average balance of cash equivalents and marketable securities in the 2005 period than in the 2004 period and to higher interest rates in the 2005 period. Amortization of premiums, which is included in interest income, decreased from $522 to $188 for the nine months ended September 30, 2004 and 2005, respectively.

    Net loss:

Our net loss was $31,737 for the nine months ended September 30, 2004 compared to a net loss of $36,732 in the corresponding period in 2005.

Liquidity and Capital Resources

We have, to date, generated no meaningful amounts of recurring revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments, the proceeds from the exercise of outstanding options and warrants and the sale of our common stock under our employee stock purchase plans.

During the nine months ended September 30, 2005, we completed three public offerings of common stock, pursuant to Form S-3 shelf registrations that we had filed with the Securities and Exchange Commission in 2004 and 2005, which provided us with a total of $121.6 million in net proceeds from the sale of 6,307,467 shares. However, there can be no assurance that we will be able to complete any further securities transactions.

At September 30, 2005, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $128.0 million compared with $31.2 million at December 31, 2004. Net cash used in operating activities for the nine months ended September 30, 2005 was $33.4 million compared with $27.5 million for the same period in 2004. The increase of $5.9 million resulted primarily from an increase in our net loss of $5.0 million to $36.7 million for the nine months ended September 30, 2005, mostly due to increased research and development activity in 2005. Our net loss was also affected by:

•
a change of $354,000 in non-cash depreciation and amortization resulting from the purchase of fixed assets and leasehold improvements for our expanded research and development programs and manufacturing capacity;

•	a difference of $334,000 in non-cash amortization of premiums on marketable securities due to changes in the composition of our portfolio;

•
a change of $719,000 of non-cash amortization of unearned compensation resulting from the issuance to employees of restricted stock on July 1, 2004, January 10, 2005 and July 1, 2005, net of reversal of compensation expense upon forfeitures of unvested restricted stock by terminated employees in the 2005 period and from the issuance of compensatory stock options to executive officers; and

•
a change of $12,000 in non-cash expense incurred in connection with the vesting of stock options granted to non-employee consultants in both periods. The amount of compensation expense that we recognize varies with changes in our stock price.

The increased use of cash in operations, period over period, was also impacted by:

•
a variation in loss in JV of $722,000 resulting primarily from a material license payment that was due in the first half of 2005. In addition, expenses incurred by the JV for research and development were greater in the 2005 period than in the 2004 period;

•
a difference of $1,500,000 due to additional capital contributions to the JV upon approval of a work plan and a budget by the Members, in June 2005, for the year ending December 31, 2005. The 2005 work plan and budget required greater capital contributions during the 2005 period than did the corresponding 2004 work plan and budget; and

•	a change of $786,000 of cash used in operating activities arising from changes in our assets and liabilities, primarily due to:

▪	a variation in trade accounts receivable of $10,000, mostly for reimbursement of our third quarter 2005 expenses under our grants and contract with the NIH;

▪	a difference of $189,000 in amount due from the JV for labor costs for the first nine months of 2005;

▪	a change of $358,000 in other current assets, primarily related to prepaid expenses;

▪
a change in accounts payable and accrued expenses of $1,371,000, as the pace of our research and development activities, especially for MNTX, increased in the 2005 period over that in the 2004 period; and

▪	a variation of $48,000 in amount due to the JV for our capital contributions.

Net cash used in investing activities was $61.8 million for the nine months ended September 30, 2005 compared with net cash provided by investing activities of $13.8 million for the same period in 2004. Net cash used in investing activities for the nine month period ended September 30, 2005 resulted primarily from the sale of $49.5 million of marketable securities offset by the purchase of $110.6 million of marketable securities following the sale of our common stock to investors. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. We also purchased $761,000 of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional manufacturing space.

Net cash provided by financing activities was $131.1 million for the nine months ended September 30, 2005 as compared with $4.5 million for the same period in 2004. The net cash provided by financing activities for the 2005 period includes $121.6 million in net proceeds that we received from the sale of approximately 6.3 million shares of our common stock. In addition, both periods reflect the exercise of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans. During the remainder of 2005, we expect that cash received from exercises under such plans will decline from the amounts received earlier in 2005 because stock options granted to our former President have either been exercised or expired in September 2005.

Under the terms of our joint venture with Cytogen, we are required to make capital contributions to fund 50% of the spending on the PSMA projects. Our and Cytogen’s level of commitment to fund the JV is based on an annual budget that is developed by the parties. During the quarter ended June 2005, the Members approved a work plan and budget, totaling $11.4 million, for the year ending December 31, 2005. We and Cytogen contributed a total of $6.9 million, half from each Member, during the nine months ended September 30, 2005, $0.5 million of which, contributed during the three months ended March 31, 2005, was used to fund the obligations outstanding related to work performed in 2004 under the approved 2004 budget and work plan.

During June 2005, the JV entered into a collaboration agreement with SGI (see “Overview”), to license certain technology, which required the JV to make a $2.0 million technology access fee payment. The SGI Agreement also requires the payment of maintenance fees, payments, aggregating $15.0 million, upon achievement of defined milestone events and royalties on net sales of any products approved by the FDA. The PSMA monoclonal antibody research and development project, for which the SGI licensed technology will be used, is currently in the preclinical stage. Therefore, milestone and royalty payments, if any, other than a preclinical milestone payment, which may be due sooner, will not be due for at least three years. The ability of the JV to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of the JV in future years.

For the nine months ended September 30, 2005, we recognized approximately $781,000 of contract research and development revenue for services performed on behalf of the joint venture. Our revenues from the JV do not result in significant net cash flows to us, since they are relatively minor in comparison to our expenses and because they are offset in part by capital contributions that we must make to the JV.

Our total expenses for research and development from inception through September 30, 2005 have been approximately $190.6 million. We currently have major research and development programs investigating symptom management and supportive care, HIV-related diseases and cancer. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. If we do not enter into a collaboration agreement with respect to MNTX pursuant to which our collaborator assumes some or all of the financial responsibility for further development, and we proceed with each of our MNTX programs, we expect that our spending on MNTX will increase significantly during the remainder of 2005. We expect that spending on other programs will remain relatively stable in 2005. Research and development costs incurred were as follows (see “Results of Operations—Expenses”):

	Nine Months Ended September 30,
	2004	2005
	(in millions)
MNTX	$14.7	$18.7
HIV	6.3	7.8
Cancer	4.4	4.9
Other programs	1.5	1.1

Total	$26.9	$32.5

In September 2003, we were awarded a contract by the National Institutes of Health (the “NIH Contract”). The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program. Our scientists are the principal investigators under the contract and head the vaccine development effort. Existing academic collaborators of ours head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3.7 million is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through September 30, 2005, we had recognized revenue of $5.5 million from this contract, including $180,000 for the achievement of two milestones.

In September 2005, we were awarded a grant from the NIH, which provides for up to $10.1 million in support for our PRO 140 HIV research program over a three and a half year period. Funding under that grant is subject to compliance with its terms, and is subject to annual funding approvals. Through September 30, 2005, we had not recognized any revenue from this grant pending its final approval. Funding is expected to commence in the fourth quarter of 2005.

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

Our existing cash, cash equivalents and marketable securities are sufficient to fund current operations through at least 2006. We are currently in negotiations with potential collaborators for the MNTX programs. We expect that such a collaboration arrangement would include up-front license fees or other payments as well as milestone payments. We also expect that a collaborator would assume some or all of the financial responsibility for further clinical development and commercialization of a majority of the MNTX programs. We may also enter into a collaboration agreement with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of a collaboration agreement would allow us to allocate our current funds to advance other projects.

We may also seek to raise additional capital through the sale of common stock or other securities. There can be no assurance that we will be able to complete any further securities transactions. We may also seek to fund aspects of our operations through government grants and contracts.

Unless we obtain regulatory approval from the FDA for at least one of our product candidates and/or enter into agreements with corporate collaborators with respect to the development of our technologies we will be required to fund our operations for periods in the future, by seeking additional financing through future offerings of equity or debt securities or funding from additional grants and government contracts. Adequate additional funding may not be available to us on acceptable terms or at all. We have the ability to make cost-saving changes in our operations in the event that we are unable to secure additional funding. Such changes would likely include focusing our resources on our late-stage MNTX program, which we believe has the greatest likelihood of generating near-term cash flows, and reducing or eliminating funding to some or all of our other product development programs. We believe that these measures would significantly reduce our operating expenses. The extent to which these changes will be implemented, if at all, will depend upon a variety of factors, including cash in-flows from collaborations, financings or other sources, the extent to which negative cash flows from operations continue and the perceived likelihood of success, and expected costs to completion, of our various product development programs. These steps would likely adversely impact our prospects for product commercialization and, consequently, our prospects for product sales and profitability. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases, licensing and collaboration agreements, a purchase commitment with our supplier of MNTX and funding of our joint venture. The following table summarizes our contractual obligations as of September 30, 2005 for future payments under these agreements:

		Payments due by September 30,
	Total	2006	2007-2008	2009-2010	Thereafter
	(in millions)
Operating leases	$5.1	$1.7	$2.3	$1.1
License and collaboration agreements (1)	15.3	0.6	4.3	1.0	$9.4
Purchase commitment	0.8	0.8
Funding commitment to the JV for 2005 (2)	2.3	2.3
Total	$23.5	$5.4	$6.6	$2.1	$9.4

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

For each of our programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. For example, we have recently announced positive phase 1 clinical findings related to PRO 140 and we intend to initiate an additional phase 1b clinical trial. As a result, we have decided to ramp down our development efforts on PRO 542, our other HIV product candidate, in order to concentrate our resources on PRO 140. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. Because of the uncertainties associated with research and development of these programs, the duration and completion costs of our research and development projects are difficult to estimate and are subject to considerable variation. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements could significantly increase our capital requirements and adversely impact our liquidity.

Our cash requirements may vary materially from those now planned because of results of research and development and product testing, changes in existing relationships or new relationships with, licensees, licensors or other collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors.

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

 Revenue Recognition

During the three and nine months ended September 30, 2005 and 2004, we recognized revenue from the JV for contract research and development; from government research grants and contracts from the NIH, which are used to subsidize certain of our research projects (“Projects”); and from the sale of research reagents.

Effective January 1, 2005, we elected to change the method we use to recognize revenue under SAB 104 for payments received under research and development collaboration agreements that contain substantive at-risk milestone payments. There was no cumulative effect of this change in accounting principle because we do not have any of these contracts. Under the new method, non-refundable up-front license payments received from collaborators, not tied to achieving a specific performance milestone, are recognized as revenue ratably over the period during which we expect to perform services, because no separate earnings process has been completed. Payments for research and development activities are recognized as revenue as we earn the related services. Substantive at-risk milestone payments, which are based on our achieving a specific performance milestone, are recognized as revenue when the milestone is achieved and the related payment is due, provided there is no future service obligation on our part associated with that milestone (the “Substantive Milestone Method”). The change in accounting method was made because we believe that it will enhance the comparability of our financial results with those of our peer group companies in the biotechnology industry and because it is expected to better reflect the substance of our collaborative arrangements.

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

The accounting change did not affect revenue from NIH grants and contracts, services performed on behalf of the JV, or from product sales.

NIH grant and contract revenue is recognized as efforts are expended and as related subsidized Project costs are incurred. We perform work under the NIH grants and contract on a best-effort basis. The NIH reimburses us for costs associated with Projects in the fields of HIV and cancer, including preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. Substantive at-risk milestone payments are uncommon in these arrangements, but would be recognized as revenue on the same basis as the Substantive Milestone Method.

Both we and Cytogen are required to fund the JV equally to support ongoing research and development efforts conducted by us on behalf of the JV. We recognize payments for research and development as revenue as services are performed

For the nine months ended September 30, 2005 and 2004, our research grant and contract revenue and contract research and development revenue came exclusively from the NIH and the JV, respectively.

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

Stock-Based Compensation

We have historically prepared our financial statements in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In accordance with APB 25, generally, we have not recognized compensation expense in connection with the awarding of common stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of our common stock, as of the grant date, is equal to or less than the exercise price. We recognize compensation expense if the terms of an option grant are not fixed or the quoted market price of our common stock on the grant date is greater than the exercise price. We also recognize compensation expense for performance-based vesting of stock options upon achievement of defined milestones and for restricted stock awards as the restrictions lapse ratably over the related vesting periods. The fair value of options and warrants granted to non-employees for services are included in the financial statements and expensed as they vest.

We will adopt Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No.123(R)”) on January 1, 2006, using the modified prospective application. SFAS No.123(R) requires that we recognize compensation expense for equity-based awards to employees in our Statements of Operations rather than as a disclosure only in the footnotes to our financial statements, as was required under previous accounting principles. Therefore, the assumptions we incorporate in the Black-Scholes option pricing model that we use to value our equity-based awards will impact our net loss and net loss per share. In anticipation of the adoption of SFAS No.123(R), we have revised certain assumptions used in the Black-Scholes option pricing model. The estimate of expected term has been increased from 5 years to 6.5 years for all awards granted on or after January 1, 2005, in accordance with the simplified method described in Staff Accounting Bulletin No. 107 for options with five-year graded vesting. The period used to calculate historical volatility of our common stock has also been revised to 6.5 years. The impact of these revisions is expected to increase the amount of compensation expense we recognize as compared to the amount that would have been recognized using the previous estimates. We believe that the revised estimates better reflect the exercise activity of stock options granted to our employees.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment”(“SFAS No. 123(R)”), which is a revision of FASB Statement No.123, “Accounting for Stock Based Compensation” (“SFAS No.123”). SFAS No.123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, and purchases of common stock under the Company’s Employee Stock Purchase Plans, if compensatory, as defined, to be recognized in the financial statements based on their grant-date fair values. The standard allows three alternative transition methods for public companies: modified prospective method; modified retrospective method with restatement of prior interim periods in the year of adoption; and modified retroactive method with restatement of all prior financial statements to include the same amounts that were previously included in pro forma disclosures. Historically, in accordance with SFAS No.123 and Statement of Financial Accounting Standards No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No 148”), the Company had elected to follow the disclosure-only provisions of Statement No.123 and, accordingly, accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, when stock options are issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements and pro forma compensation expense in accordance with SFAS No. 123 is only disclosed in the footnotes to the financial statements. We will adopt SFAS No.123(R) on January 1, 2006 using the modified prospective application and the Black-Scholes option pricing model to calculate the fair value of option awards. We expect the impact that SFAS No. 123(R) will have on its results of operations to be material.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). As noted above, we will adopt SFAS No. 123(R) on January 1, 2006 and has changed our estimates of expected term and the related period over which expected volatility is calculated, in accordance with SAB 107, effective January 1, 2005. We will use those revised assumptions in the Black-Scholes option pricing model, to value share-based awards granted to employees, for the calculation of pro forma net loss and pro forma net loss per share amounts during 2005, in accordance with SFAS No.123. We will continue to use those revised assumptions upon adoption of SFAS No. 123(R) and will implement other aspects of SAB 107 related to presentation and disclosure requirements under SFAS No.123(R) beginning on January 1, 2006.

On August 31, 2005, the FASB staff issued FASB Staff Position No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R)” (“FSP 123(R)-1”). FSP 123(R)-1 indefinitely defers the requirement of SFAS No. 123(R), that a freestanding financial instrument issued to an employee, such as a stock option or restricted stock award, originally subject to FAS 123(R) become subject to the recognition and measurement requirements of other applicable GAAP when the rights conveyed by the instrument to the holder are no longer dependent on the holder being an employee of the entity, such as upon termination of employment. Our Stock Incentive Plans allow exercise of equity-based awards for a period of three months following termination of employment. We will apply the guidance in FSP 123(R)-1 upon initial adoption of SFAS No.123(R), which will preclude the necessity to record a liability during that three month period.

On October 18, 2005, the FASB staff issued FASB Staff Position No. FAS 123(R)-2, “Practical Exception to the Application of Grant Date as Defined in Statement 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides that the grant date for purposes of accounting for stock-based compensation awards under SFAS No.123(R) would be established prior to the communication of the key terms of the award to the recipient if certain conditions are met. FSP 123(R)-2 provides that a mutual understanding of the key terms and conditions of an award exists at the date the award is approved by the Board of Directors or other management with relevant authority if the following conditions are met: (a) the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer (i.e., the grant is unilateral) and (b) the key terms of the award are expected to be communicated to all of the recipients within a relatively short time period from the date of approval. FSP 123(R)-2 provides that “a relatively short time period” should be determined based on the period during which an entity could plausibly complete the actions necessary to communicate the terms of an award to the recipient(s) in accordance with the entity’s customary human resource practices. We will apply the guidance of FSP 123(R)-2 upon initial adoption of SFAS No.123(R). We do not expect any material impact from the adoption of FSP 123(R)-2 because it does not represent a change in its practice of granting equity-based awards.

On September 23, 2005, the FASB staff proposed FASB Staff Position No. FAS 123(R)-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-c”). FSP 123R-c would provide a transition election related to the accounting for the income tax effects of stock-based-compensation awards upon an entity's adoption of SFAS No. 123(R). The proposed transition election is intended to simplify the calculation of the pool of windfall tax benefits that is available to absorb tax deficiencies, or shortfalls, that may occur in periods subsequent to the adoption of SFAS No.123(R). Determining the pool of windfall tax benefits under SFAS No. 123(R) requires an entity to analyze and reconcile the book and tax records of all stock-based-compensation awards dating back to the original effective date of SFAS No.123 in 1995. The FASB staff issued FSP 123(R)-c because there may be significant cost or complexities involved in determining the pool of windfall tax benefits from the original effective date of SFAS No.123. FSP 123(R)-c would give entities an election to select an alternative transition method (the short-cut method) for the calculation of the pool of windfall tax benefits as of the adoption date of SFAS No.123(R). If FSP 123(R)-c is approved, we will adopt the short cut method when we adopt SFAS No.123(R).

On September 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No.154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No.154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No.154 also makes a distinction between "retrospective application" of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No.154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No.154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005.

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

We have several ongoing late-stage clinical trials. We have completed enrollment and patient treatment in our two pivotal phase 3 clinical trials and in the extension study for one of those trials of MNTX for the treatment of opioid-induced constipation in patients with advanced medical illness. Patient enrollment in the extension study of the second pivotal trial has been completed and patient treatment is currently ongoing. We will need to successfully complete and analyze the data from both of these trials, and their extension studies, in order to obtain approval of the FDA to market MNTX. We also have completed a phase 2 clinical trial of intravenous MNTX in patients at risk for post-operative bowel dysfunction and intend to conduct additional clinical trials of oral MNTX in chronic pain patients who experience opioid-induced constipation. If the results of any of these ongoing trials are not satisfactory, or if we encounter problems enrolling patients, or if clinical trial supply issues or other difficulties arise, our entire MNTX development program could be adversely affected, resulting in delays in commencing or completing clinical trials or in making our regulatory filing for marketing approval. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in our filing for the regulatory approvals necessary to market MNTX. Since MNTX is our most clinically advanced product, a setback of this nature would have a material adverse effect on our stock price and business.

We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK, and as a result that trial did not complete patient dosing as contemplated by the initial trial protocol. A second pivotal phase 3 trial for GMK was initiated in May 2001, and at present, we have enrolled 1,275 patients out of the full enrollment of 1,300 patients, and expect to assess the recurrence of cancer and overall survival of the study patients over the next several years. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

We recently announced positive phase 1 clinical findings related to PRO 140 and we intend to initiate an additional phase 1b clinical trial. We have also decided to ramp down our development efforts on PRO 542, our other HIV product candidate, in order to concentrate our resources on PRO 140. If the results of our phase 1b study with PRO 140 or the preclinical and clinical studies involving the PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of September 30, 2005, we had an accumulated deficit of approximately $156.0 million. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, if ever, other than potential revenues from MNTX. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of September 30, 2005, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $128.0 million. During the nine months ended September 30, 2005, we received net proceeds of $121.6 million from the sale of 6,307,467 shares of our common stock. During the three months and nine months ended September 30, 2005, we had a net loss of $10.7 million and $36.7 million, respectively and used cash in operating activities of $33.4 million during the nine months ended September 30, 2005. We anticipate significant increases in expenditures as we continue to expand our research and development activities, particularly in our MNTX programs. Consequently, we will need substantial additional funds to conduct product development activities. We intend to seek additional external funding, most likely through collaborative agreements, or other license or sale transactions, with one or more pharmaceutical companies regarding MNTX or other products, through the issuance and sale of securities or through additional government grants or contracts. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

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

Although for planning purposes we forecast the commencement and completion of clinical trials, and have included or incorporated by reference many of those forecasts in this report and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our MNTX clinical development program as a result of slower than anticipated patient enrollment. These delays may recur. Delays can be caused by, among other things:

•	deaths or other adverse medical events involving patients or subjects in our clinical trials;

•	regulatory or patent issues;

•	interim or final results of ongoing clinical trials;

•	failure to enroll clinical sites as expected;

•	scheduling conflicts with participating clinicians and clinical institutions; and

•	manufacturing problems.

In addition, we may need to delay or suspend our clinical trials if we are unable to obtain additional funding when needed. Also, our clinical programs involving our joint venture with Cytogen could be delayed by disagreements between Cytogen and us concerning funding development programs or other matters. For example, until June 2005, the joint venture had no approved 2005 budget or work plan because we and Cytogen had not yet reached agreement with respect to a number of matters relating to the joint venture. In June 2005, we and Cytogen approved a work plan and budget for 2005. Clinical trials involving our product candidates may not commence or be completed as forecasted.

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

Cytogen’s and our level of commitment to fund the PSMA joint venture is based upon annual budgets and work plans that are developed and approved by the parties. We have in the past experienced delays in reaching agreement with Cytogen regarding annual budget issues and strategic and operational matters relating to the joint venture. For example, until June 2005, the joint venture had no approved 2005 budget or work plan because we and Cytogen had not yet reached agreement with respect to a number of matters relating to the joint venture. In June 2005, the Members reached agreement on a work plan and budget for 2005. If we do not reach an agreement regarding the budget and work plan for future years, we would likely experience delays in advancing the PSMA programs and may need to dissolve the joint venture and abandon the PSMA programs being conducted by the joint venture. We may not reach an agreement with Cytogen on these matters.

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

Under our license agreements relating to GMK and PRO 542, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to have commenced commercialization of the drug by 2002 (for GMK) and to have filed for marketing approval by 2001 (for PRO 542). We have not achieved these and other milestones and are unlikely to achieve them soon. We are in a similar position with respect to our license agreement with Antigenics Inc. concerning QS-21, a component of GMK. If we can establish that our failure to achieve these milestones resulted from technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. In addition, at September 1, 2004 we became obligated under our license agreement with Columbia to pay Columbia $225,000. We have accrued this amount but, pending the outcome of discussions with Columbia regarding this payment and other matters relating to the license, we have not yet paid it.

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

A substantial portion of our revenues to date has been derived from federal government grants and research contracts. In September 2005, we were awarded a $10.1 million grant from the NIH to partially fund our PRO 140 program. Also, in 2004 we were awarded, in the aggregate, approximately $9.2 million in NIH grants and research contracts in addition to previous years’ awards. We cannot rely on grants or additional contracts as a continuing source of funds. Moreover, funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. For example, the $28.6 million contract awarded to us by the NIH in September 2003 must be used by us in furtherance of our efforts to develop an HIV vaccine. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing grants or contracts may be less than those received to date.

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

Our stock price has a history of significant volatility. Between January 1, 2002 and September 30, 2005, our stock price has ranged from $3.82 to $25.07 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

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

At September 30, 2005, Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 19% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

Sales of substantial numbers of shares of common stock could cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock. During the nine months ended September 30, 2005, we sold approximately 6.3 million shares of our common stock for net proceeds of $121.6 million. In addition, some of our stockholders are entitled to require us to register their shares of common stock for offer or sale to the public. Also, we have filed Form S-8 registration statements registering shares issuable pursuant to our equity compensation plans. Any sales by existing stockholders or holders of options may have an adverse effect on our ability to raise capital and may adversely affect the market price of our common stock.

                Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities and corporate notes. Our investments totaled $120.3 million at September 30, 2005. Approximately $25.5 million of these investments had fixed interest rates, and $94.8 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk for those investments. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair values of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the September 30, 2005 market interest rates would result in a decrease of approximately $0.148 million in the market values of these investments.

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

PROGENICS PHARMACEUTICALS, INC.
Date: November 7, 2005	By:	/s/ Robert A. McKinney

Robert A. McKinney Chief Financial Officer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)