Form 10-K
period 2005-12-31
PROGENICS PHARMACEUTICALS INC
filed 2006-03-15
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No.  000-23143

PROGENICS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3379479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

777 Old Saw Mill River Road
Tarrytown, NY 10591
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (914) 789-2800

Securities Registered pursuant to Section  12(b) of the Act: None

Securities Registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.0013 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒     No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form  10-K or any amendment to this Form  10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
            Large Accelerated Filer ☐ Accelerated Filer   ☒     Non-accelerated Filer    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2005, based upon the closing price of the Common Stock on the Nasdaq National Market of $20.86 per share, was approximately $280,398,000 (1). As of March 14, 2006, 25,450,675 shares of Common Stock, par value $.0013 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None
(1)
Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an “affiliate” of the Registrant for purposes of the Federal securities laws.

PART I

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. When we use the words ‘anticipates,’ ‘plans,’ ‘expects’ and similar expressions, it is identifying forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with our dependence on Wyeth to fund and to conduct clinical testing, to make certain regulatory filings and to manufacture and market products containing MNTX, the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our products will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials are later found not to work effectively or are not safe, the risk that we may not be able to manufacture commercial quantities of our products, the risk that our products, if approved for marketing, do not gain market acceptance sufficient to justify development and commercialization costs, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainty of future profitability and other factors set forth more fully in this Form 10-K, including those described under the caption “Item 1A. — Risk Factors”, and other periodic filings with the Securities and Exchange Commission, to which investors are referred for further information.

We do not have a policy of updating or revising forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Form 10-K as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the Securities and Exchange Commission, or SEC, under the Securities Exchange Act of 1934, or the Exchange Act. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Progenics, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge, on or through our Internet website (http://www.progenics.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Symptom Management and Supportive Care

In the area of symptom management and supportive care, our work is focused on methylnaltrexone (“MNTX”), which is our most advanced product candidate. In December 2005, we entered into a license and co-development agreement (the “Collaboration Agreement”) with Wyeth Pharmaceuticals (“Wyeth”) to develop and commercialize MNTX.

Subcutaneous MNTX. Our most advanced work with MNTX is as a treatment for opioid-induced constipation. Constipation is a serious medical problem for patients who are being treated with opioid pain-relief medications. MNTX is designed to reverse the side effects of opioid pain medications while maintaining pain relief, an important need not currently met by any approved drugs. We have successfully completed two pivotal phase 3 clinical trials of MNTX in patients with advanced medical illness. We are now working with Wyeth to submit a New Drug Application to the U.S. Food and Drug Administration in this setting and implement a commercialization strategy for subcutaneous MNTX.

Intravenous MNTX. We are also developing an intravenous form of MNTX for the management of post-operative bowel dysfunction, a serious condition of the gastrointestinal tract that can arise following surgery. We have successfully completed a phase 2 clinical trial of MNTX for this indication. Based on our end of phase 2 meeting with the FDA ,we are planning a phase 3 clinical program with intravenous MNTX for the treatment of post-operative bowel dysfunction.

Oral MNTX. An oral form of MNTX is also under development for the treatment of opioid-induced constipation in patients with chronic pain, including those suffering from lower-back pain, joint pain, headaches, sickle-cell disease, muscle pain and other disorders. Prior to entering into the Collaboration Agreement with Wyeth, we had completed phase 1 clinical trials of oral MNTX in healthy volunteers. Wyeth has the responsibility under the Collaboration Agreement for continuing the worldwide development of oral MNTX.

Treatment of HIV Infection

In the area of virology, we are developing viral entry inhibitors, which are molecules designed to inhibit the ability of viruses to enter certain types of immune system cells. HIV is the virus that causes AIDS. In mid-2005, we announced positive results from a phase 1 clinical trial in healthy volunteers of PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. A phase 1b trial of PRO 140 in HIV-infected patients began in December 2005. We are also involved in research regarding a vaccine against HIV infection and a therapeutic for hepatitis C virus infection.

Treatment of Cancer

We are developing immunotherapies for prostate cancer, including monoclonal antibodies directed against prostate specific membrane antigen (“PSMA”), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. Our PSMA programs are conducted through PSMA Development Company LLC (“PSMA LLC”), our joint venture with Cytogen Corporation (“Cytogen”).

We are also studying a cancer vaccine, GMK, in phase 3 clinical trials for the treatment of malignant melanoma.

Product In-Licensing

We seek out promising new products and technologies around which to build new development programs or enhance existing programs. Our in-licensing strategy has been the basis for our clinical development programs for MNTX, novel HIV therapeutics and cancer immunotherapies. We own the worldwide commercialization rights to each of our product candidates except MNTX, which will be commercialized by Wyeth under the Collaboration Agreement and except with respect to our development programs targeting PSMA, which are being conducted through our joint venture with Cytogen

The following table summarizes the current status of our principal development programs and product candidates:

Program/Product Candidates	Indication/Use	Status (1)
Symptom Management and Supportive Care
MNTX-Subcutaneous	Treatment of opioid-induced constipation	Phase 3 completed in patients with advanced medical illness
MNTX-Intravenous	Management of post-operative bowel dysfunction	Phase 3 planned
MNTX-Oral	Treatment of opioid-induced constipation	Phase 2 planned in patients with chronic pain
HIV
PRO 140	Treatment of HIV infection	Phase 1b
ProVax	Treatment of HIV infection	Research
Prostate Cancer
PSMA (2):
Recombinant protein vaccine	Immunotherapy for prostate cancer	Phase 1
Viral-vector vaccine	Immunotherapy for prostate cancer	Preclinical
Monoclonal antibody-drug conjugate	Treatment of prostate cancer	Preclinical
Other
GMK vaccine	Immunotherapy for melanoma	Phase 3
Hepatitis C virus (HCV)	Treatment of HCV infection	Research

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

(2) Programs conducted through PSMA LLC.

None of our product candidates has received marketing approval from the FDA or any other regulatory authority, and we have not yet received any revenue from the sale of any of our product candidates. We must receive marketing approval before we can commercialize any of our product candidates.

Symptom Management and Supportive Care

Narcotic medications such as morphine and codeine, which are referred to as opioids, are the mainstay in controlling moderate to severe pain. We estimate that approximately 200 million prescriptions for opioids are written annually in the U.S. Physicians prescribe opioids for patients with advanced medical illness, patients undergoing surgery and patients who experience chronic pain, as well as for other indications.

Opioids relieve pain by interacting with receptors that are located in the brain and spinal cord, which comprise the central nervous system. At the same time, opioids activate receptors outside the central nervous system, resulting, in many cases, in undesirable side effects, including constipation, delayed gastric emptying, nausea and vomiting, itching and urinary retention. Current treatment options for opioid-induced constipation include laxatives and stool softeners, which are only minimally effective and are not recommended for chronic use. As a result, many patients may have to stop opioid therapy and endure pain in order to obtain relief from opioid-induced constipation and other side effects.

MNTX

MNTX is a selective, peripheral, opioid-receptor antagonist that reverses certain side effects induced by opioid use. MNTX competes with opioid analgesics for binding sites on opioid receptors, but is unable to cross the blood-brain barrier. As a result, MNTX “turns off” the effects of opioid analgesics outside the central nervous system, including the gastrointestinal tract, but does not interfere with opioid activity within the central nervous system. Therefore, MNTX does not block the pain relief that the opioids provide. To date, patients treated with MNTX in addition to opioid pain medications have experienced a reversal of many of the side effects induced by the opioids and have reported no decline in pain relief. MNTX has been studied in numerous clinical trials. To date, MNTX has been generally well tolerated and highly active in blocking opioid-related side effects without interfering with pain relief.

On December 23, 2005 we entered into the Collaboration Agreement with Wyeth. Under the Collaboration Agreement, we will share with Wyeth the responsibilities for developing and obtaining marketing approval of MNTX in the United States as outlined below. Our responsibility extends to the subcutaneous and intravenous forms and Wyeth’s to the oral form. Wyeth is responsible for developing and obtaining marketing approval for the three forms of MNTX outside of the United States. Once marketing approval is obtained, Wyeth is responsible for commercializing all three forms of MNTX worldwide. We have an option, under certain circumstances, to co-promote the sale of the three forms of MNTX in the United States. Wyeth has agreed to reimburse us for the development costs of MNTX which we incur and to pay us certain fees if we co-promote MNTX.

Our rights to MNTX arise under an exclusive sublicense from UR Labs, Inc. (“URL”). URL’s rights to MNTX arise under an exclusive license from the University of Chicago. In December 2005, URL assigned to us its rights under our sublicense, so we now obtain our rights to MNTX by license directly from the University of Chicago. See “Licenses—UR Labs.”

Subcutaneous MNTX. Our most advanced work with MNTX is as a treatment for opioid-induced constipation. Constipation is a serious medical problem for patients who are being treated with opioid pain-relief medications. MNTX is designed to reverse the side effects of opioid pain medications while maintaining pain relief, an important need not currently met by any approved drugs.

We have successfully completed two pivotal phase 3 clinical trials of MNTX in patients with advanced medical illness including cancer, AIDS and heart disease. Approximately 1.7 million deaths occur each year in the U.S. from advanced medical illness. Most of these patients receive opioids for pain prior to their death and, as a result, experience opioid-induced constipation.

We achieved positive results from our two pivotal phase 3 clinical trials (MNTX 301 and MNTX 302). In the second phase 3 clinical study, MNTX 302, subcutaneous administration of MNTX induced laxation (bowel movement) within four hours in 51.2% of severely constipated patients with advanced medical illness at more than three times the rate of placebo (15.5%), on average over a two-week period. For patients who responded to MNTX (0.15 mg/kg), median time to laxation was 30 minutes. All primary and secondary efficacy endpoints of both of the phase 3 studies were positive and statistically significant. The drug was generally well tolerated in both phase 3 trials.

Under the Collaboration Agreement with Wyeth, we are responsible for developing subcutaneous MNTX in the advanced medical illness setting and obtaining regulatory marketing approval in the United States, and Wyeth is responsible for developing and obtaining regulatory marketing approval in this setting outside the United States.

Intravenous MNTX. We are also developing an intravenous form of MNTX for the management of post-operative bowel dysfunction. Of the patients who undergo surgery in the U.S. each year, more than three million patients are at high risk for developing bowel dysfunction, a serious impairment of the gastrointestinal tract. Post-operative bowel dysfunction is caused in part by the release by the body of endogenous opioids in response to the trauma of surgery and may be exacerbated by the use of opioids, such as morphine, in surgery and in the post-operative period. Bowel dysfunction is a major factor in increasing hospital stay, as patients are typically not discharged until bowel function is restored.

We have completed a multi-center, double-blind, randomized, placebo-controlled phase 2 clinical trial of intravenous MNTX in patients at risk for post-operative bowel dysfunction. The study was conducted in 65 individuals who had undergone segmental colectomies, which is the removal of a portion of the colon. Patients who received MNTX exhibited an acceleration of gastrointestinal recovery by approximately one day, on average, compared to placebo. Significant improvements were seen in both time to first bowel movement and time to discharge eligibility from the hospital, both of which we believe are clinically meaningful. MNTX was generally well tolerated in this study. Based on our end of phase 2 meeting with the FDA, we are planning a phase 3 clinical program with intravenous MNTX for treatment of post-operative bowel dysfunction.

Under the Collaboration Agreement with Wyeth, we are responsible for developing intravenous MNTX for post-operative bowel dysfunction and obtaining regulatory marketing approval in this setting in the United States, and Wyeth is responsible for developing and obtaining regulatory marketing approval in this setting outside the United States.

Oral MNTX. We have also been developing an oral form of MNTX for the treatment of constipation in patients receiving opioids. More than 200 million prescriptions are written annually for opioids and more than 40 million patients in the U.S. are receiving treatment for chronic pain. Approximately five million of these patients use opioids chronically, many of whom experience opioid-induced constipation.

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

Under the Collaboration Agreement, Wyeth is responsible for the further development of oral MNTX in this setting and for obtaining regulatory marketing approval both in the United States and the rest of the world.

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

The Joint United Nations Program on HIV/AIDS (“UNAIDS”) and the World Health Organization (“WHO”) estimate that the number of individuals living with HIV has continued to increase around the world, reaching a record 40.3 million people in 2005, including nearly five million new infections. Individuals living with HIV in high-income countries rose to 1.9 million, which includes an estimated 65,000 newly infected individuals. UNAIDS and WHO estimate that there were over three million deaths attributed to AIDS during 2005, of which 30,000 were from high-income countries.

At present, three classes of products have received marketing approval from the FDA for the treatment of HIV infection and AIDS: reverse transcriptase inhibitors, protease inhibitors and entry inhibitors. Reverse transcriptase and protease inhibitors inhibit two of the viral enzymes required for HIV to replicate once it has entered the cell.

Since the late 1990s, many HIV patients have benefited from combination therapy of protease and reverse transcriptase inhibitors. While combination therapy slows the progression of disease, it is not a cure. HIV’s rapid mutation rate results in the development of viral strains that are resistant to reverse transcriptase and protease inhibitors. Increasingly, after years of combination therapy, patients begin to develop resistance to these drugs. The potential for resistance is increased by interruptions in dosing, which lead to lower drug levels and permit increased viral replication. Interruption in dosing is common in patients on combination therapies because these drug regimens often require more than a dozen tablets to be taken at specific times each day. In addition, many currently approved drugs produce toxic side effects in many patients, affecting a variety of organs and tissues, including the peripheral nervous system and gastrointestinal tract. These side effects may result in patients interrupting or discontinuing therapy. Our viral entry inhibitors represent a potential new class of drugs for these patients.

Viral infection occurs when the virus binds to a host cell, enters the cell, and by commandeering the cell’s own reproductive machinery, creates thousands of copies of itself within the host cell. This process is called viral replication. Our scientists and their collaborators have made important discoveries in understanding how HIV enters human cells and initiates viral replication.

Our scientists, in collaboration with researchers at the Aaron Diamond AIDS Research Center, or ADARC, described in an article in Nature the discovery of a co-receptor for HIV on the surface of human immune system cells. This co-receptor, CCR5, enables fusion of HIV with the cell membrane after binding of the virus to the CD4 receptor. This fusion step results in entry of the viral genetic information into the cell and subsequent viral replication. Our PRO 140 program is based on blocking binding of HIV to the CCR5 co-receptor. Further work by other scientists has established the existence of a second co-receptor, CXCR4. Based on our pioneering research, we believe we are a leader in the discovery of viral entry inhibitors, a promising new class of HIV therapeutics. We believe viral entry inhibitors could become the next generation of therapy.

PRO 140

PRO 140 is a humanized monoclonal antibody designed to block HIV infection by inhibiting virus-cell binding. We have designed PRO 140 to target a distinct site on CCR5 without interfering with the normal function of CCR5. PRO 140 has shown promising activity in preclinical studies. In in vitro studies, PRO 140 demonstrated potent, broad-spectrum antiviral activity against more than 40 genetically diverse “primary” HIV viruses isolated directly from infected individuals. Single doses of a murine-based PRO 140 reduced viral burdens to undetectable levels in an animal model of HIV infection. In mice treated with murine PRO 140, initially high HIV concentrations became undetectable for up to nine days after a single dose. Additionally, multiple doses of murine PRO 140 reduced and then maintained viral loads at undetectable levels for the duration of therapy in an animal model of HIV infection. Sustaining undetectably low levels of virus in the blood is a primary goal of HIV therapy.

In mid-2005, we completed a phase 1 study of humanized PRO 140 designed to determine the tolerability, safety, pharmacology and immunogenicity of PRO 140 in healthy volunteers. PRO 140 exhibited both a long half-life in the circulation and dose-dependent binding to CCR5-expressing cells. A single 5 mg/kg dose of PRO 140 significantly coated — and thereby potentially protected from HIV infection — CCR5 cells for as long as 60 days. PRO 140 was generally well tolerated at all dose levels in this study.

In December 2005, we initiated a phase 1b study of PRO 140. The phase 1b trial is designed to assess the tolerability, pharmacokinetics and preliminary antiviral activity of PRO 140 in approximately 40 HIV-positive patients. This multi-center, double-blind, placebo-controlled, dose-escalation study is being conducted in patients who have not taken any anti-retroviral therapy within the previous three months and who have HIV plasma concentrations greater than or equal to 5,000 copies/mL. Patients will receive a single intravenous dose of study medication — either placebo or one of three increasingly higher doses of PRO 140. PRO 140 blood levels and CCR5 coating will be determined and compared with antiviral effects measured as changes in plasma HIV viral load following treatment.

In February 2006, we received “Fast Track” designation from the FDA for PRO 140. The FDA Fast Track Development Program facilitates development and expedites regulatory review of drugs intended to address an unmet medical need for serious or life-threatening conditions.

The “humanized” version of PRO 140 was developed for us by PDL BioPharma, Inc. (formerly, Protein Design Labs, Inc.) See “Licenses—Protein Design Labs.”

ProVax

ProVax is our vaccine product candidate under development for the prevention of HIV infection or as a therapeutic treatment for HIV-positive individuals. We are currently performing government-funded research and development of the ProVax vaccine in collaboration with the Weill Medical College of Cornell University.

ProVax contains critical surface proteins whose form closely mimics the structures found on HIV. In animal testing, ProVax stimulated the production of specific HIV neutralizing antibodies. When tested in the laboratory, these antibodies inactivated certain strains of HIV isolated from infected patients. The vaccine-stimulated neutralizing antibodies were observed to bind to the surface of the virus, rendering it non-infectious. Such neutralizing antibodies against HIV have been difficult to induce with vaccines currently in development.

In September 2003, we were awarded a contract by the National Institutes of Health (the “NIH”) to develop an HIV vaccine. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program. The contract provides for up to $28.6 million in funding to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under this contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees under the contract is subject to achievement of specified milestones. Through December 31, 2005, we had recognized revenue of $6.0 million from this contract, including $180,000 for the achievement of two milestones.

Prostate Cancer

Prostate cancer is the most common cancer affecting men in the U.S. and is the second leading cause of cancer deaths in men each year. The American Cancer Society estimated that 232,090 new cases of prostate cancer would be diagnosed and that 30,350 men would die from the disease in 2005 in the U.S.

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

PSMA

We have been engaged in research and development programs relating to vaccine and antibody immunotherapeutics based on PSMA through PSMA LLC. See “Joint Venture Relating to PSMA.” PSMA is a protein that is abundantly expressed on the surface of prostate cancer cells as well as cells in the newly formed blood vessels of most other solid tumors. We believe that PSMA has applications in immunotherapeutics for prostate cancer and potentially for other types of cancer.

In December 2002, PSMA LLC initiated a phase 1 clinical trial with its therapeutic recombinant protein vaccine, which is designed to stimulate a patient’s immune system to recognize and destroy prostate cancer cells. This trial is being conducted pursuant to a physician IND by the Memorial Sloan-Kettering Cancer Center. The vaccine combines the PSMA cancer antigen (recombinant soluble PSMA, or “rsPSMA”) with an immune stimulant to induce an immune response against prostate cancer cells. The genetically engineered PSMA vaccine generated potent immune responses in preclinical animal testing. The ongoing clinical trial is designed to evaluate the safety, immunogenicity and immune-stimulating properties of the vaccine in patients with either newly diagnosed or recurrent prostate cancer. Enrollment in this clinical trial is complete, and preliminary findings showed that certain prostate cancer patients produced anti-PSMA antibodies in response to the vaccine. Additional research will be needed to optimize the production, immune response and anti-tumor activity of the vaccine before this product candidate will advance to phase 2.

PSMA LLC is also pursuing a vaccine program that utilizes viral vectors designed to deliver the PSMA gene to immune system cells in order to generate potent and specific immune responses to prostate cancer cells. In preclinical studies, this vaccine generated a potent dual response against PSMA, yielding a response by both antibodies and killer T-cells, the two principal mechanisms used by the immune system to eliminate abnormal cells. PSMA LLC is completing preclinical development activities on the PSMA viral-vector vaccine.

PSMA LLC has also developed human monoclonal antibodies which bind to PSMA. These antibodies, which were developed under license from Abgenix, Inc., are designed to recognize the three-dimensional physical structure of the protein and possess a high affinity and specificity for PSMA. In November 2002, PSMA LLC reported that its PSMA monoclonal antibody substantially reduced tumor growth in an animal model of human prostate cancer. This antibody, which was conjugated, or attached, to a radioisotope, selectively delivered this lethal payload to cells that expressed PSMA on their surface. PSMA LLC is also investigating a PSMA monoclonal antibody-toxin conjugate.

In June 2005, PSMA LLC entered into a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to PSMA LLC. Under the license, PSMA LLC has the right to use the ADC Technology to link cell-killing drugs to PSMA LLC’s monoclonal antibodies that targets prostate-specific membrane antigen. PSMA LLC may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). PSMA LLC is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. PSMA LLC made a $2.0 million technology access payment to SGI, upon execution of the SGI Agreement during June 2005. The SGI Agreement requires PSMA LLC to make maintenance payments during the term of the SGI Agreement, payments aggregating $15.0 million upon the achievement of certain defined milestones, and royalties on a percentage of net sales, as defined, to SGI and its Licensors. In the event that SGI provides materials or services to PSMA LLC under the SGI Agreement, SGI will receive supply and/or labor cost payments from PSMA LLC at agreed upon rates. Unless terminated earlier, the SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The ability of PSMA LLC to comply with the terms of the SGI Agreement will depend on agreement by Cytogen and us regarding work plans and budgets of PSMA LLC in future years.

In September 2005, PSMA LLC reported that in a mouse model of human prostate cancer, mice given the experimental drug PSMA ADC had survival times of up to nine-fold longer than mice not treated with the drug.

In 2004, the NIH awarded us two grants totaling $7.4 million to be paid over four years and a third grant for $600,000 to be paid over two years. The three grants were awarded to partially fund work on the PSMA projects described above.

PSMA LLC currently has no approved 2006 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to the joint venture. However, we and Cytogen are required to fulfill obligations under existing contractual commitments as of December 31, 2005. Although work on the PSMA projects continues, if we do not reach an agreement regarding the 2006 budget and work plan, the programs conducted by PSMA LLC would likely be delayed or halted. Our future research and development plans set forth above regarding the PSMA programs assume we are able to agree expeditiously with Cytogen on a budget and work plan for 2006. See “—Risk Factors—Disputes with Cytogen could delay or halt our PSMA programs.”

Other Product Candidates and Research Programs

GMK Vaccine

GMK is a therapeutic vaccine that is designed to prevent recurrence of melanoma in patients who are at risk of relapse after surgery. We are currently conducting two phase 3 clinical trials of GMK.

Melanoma is a cancer of the skin cells that produce the pigment melanin. In early stages, melanoma is limited to the skin, but in later stages it can spread to the lungs, liver, brain and other organs. The National Cancer Institute estimated that in 2000 there were 550,860 melanoma patients in the U.S. The American Cancer Society estimates that there were nearly 60,000 new cases of melanoma diagnosed in the U.S. during 2005. Melanoma accounts for 4% of skin cancer cases, but 79% of skin cancer deaths. Melanoma has one of the fastest growing incidence rates of any cancer in the U.S.

GMK is being developed as immunotherapy for patients with Stage II or Stage III melanoma. The American Cancer Society estimates that the five-year relative survival rate for these melanoma patients ranges from 44% to 85%, depending on the stage of the disease and other physiological factors.

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

As a result of the actions of ECOG, the trial did not complete patient dosing as contemplated by the initial trial protocol. Despite ECOG’s actions, we extended our clinical trial to allow those patients who so elected, with the advice of their treating physicians, to complete the full dosing protocol. We continue to monitor all patients in the trial until its scheduled completion as contemplated by the initial protocol. We refer to “extending” the trial in this manner as an “extension study.” While all patients received at least a portion of the planned dosing, only about one-half of the patients received the full number of doses of GMK. We believe that the likely potential outcomes of the ECOG trial as supplemented by the extension study are as follows: if the data are good, the data could be used with data from one or more other trials in support of a filing with the FDA for marketing approval; if the data are not good or are inconclusive, it would not be useful in support of an application for marketing approval, and further studies would be required. In any event, positive data from our second phase 3 clinical trial of GMK, described below, would be required to obtain marketing approval for this product candidate.

In May 2001, we initiated an international phase 3 clinical trial of the GMK vaccine to prevent the relapse of malignant melanoma. The study is being conducted with the European Organization for Research and Treatment of Cancer, or EORTC, Europe’s leading cancer cooperative group. The EORTC phase 3 trial has completed enrollment of 1,314 patients, who are at intermediate risk for recurrence of the disease. The study recruited patients from Europe and Australia. EORTC will randomize patients after surgery to receive either GMK or the current standard of care, which is no treatment but close monitoring. Patients on the vaccine arm of the study will receive 14 doses of GMK over three years, with an estimated two years of additional follow-up. We do not expect final data from this trial until at least 2009. The primary endpoint of this trial is to compare the recurrence of melanoma in patients receiving GMK with patients receiving observation and no treatment. The study will also compare overall survival of patients in both groups.

Hepatitis C Viral Entry Inhibitor

We are engaged in a research program to discover treatments for hepatitis C that block viral entry into cells. Hepatitis C is a major cause of chronic liver disease.

Joint Venture Relating to PSMA

In June 1999, we and Cytogen Corporation (collectively, the “Members”) formed a joint venture in the form of a limited liability company for the purposes of conducting research, development, manufacturing and marketing of products related to PSMA. With certain limited exceptions, all patents and know-how owned by us or Cytogen and used or useful in the development of PSMA-based antibody or vaccine immunotherapeutics have been licensed to the joint venture. The principal intellectual property licensed initially are several patents and patent applications owned by Sloan-Kettering that relate to PSMA. We and Cytogen must also offer to license to PSMA LLC patents, patent applications and technical information used or useful in PSMA LLC’s field to which we or Cytogen acquire licensable rights. To date, we have been principally responsible for preclinical and clinical development. By the terms of PSMA LLC, Cytogen is principally responsible for product marketing, and we have co-promotion rights.

Each Member of PSMA LLC currently owns 50% of PSMA LLC. Each Member has equal representation on PSMA LLC’s management committee, equal voting rights, equal rights to profits and losses of PSMA LLC and equal rights upon liquidation, provided there is no dilution of either Member’s ownership interest as discussed below. Pursuant to PSMA LLC agreement, a Member’s voting and ownership interest will be diluted if it fails to make required capital contributions. Under specified circumstances, a change in control of one of the Members may result in that Member’s loss of voting, management and marketing rights.

In general, the amount of funds that we and Cytogen must contribute to fund the operations of PSMA LLC is based on budgets and related work plans that are required to be approved by both parties and updated annually. We are required to fund that portion of the budget equal to our percentage interest in PSMA LLC (currently 50%). We were required to fund and recognize the initial cost of research up to $3.0 million. During the fourth quarter of 2001, we had surpassed the $3.0 million in funding for research costs, and funding obligations were thereafter shared equally by Cytogen and us. As of December 31, 2005, our portion of this joint funding obligation that we have paid was $13.2 million. According to PSMA LLC agreement, we were allowed to directly pursue and obtain government grants in support of the PSMA programs and retain related amounts not to exceed $3.0  million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Joint Venture with Cytogen Corporation.”

PSMA LLC currently has no approved 2006 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to the joint venture. However, we and Cytogen are required to fulfill obligations under existing contractual commitments as of December 31, 2005. Although work on the PSMA projects continues, if we do not reach an agreement regarding the 2006 budget and work plan, the programs conducted by PSMA LLC would likely be delayed or halted and PSMA LLC could be dissolved.

We and Cytogen provide research and development services to PSMA LLC and are compensated for our services based on agreed upon terms which approximate our cost. All inventions made by us in connection with our research and development services to PSMA LLC were required to be assigned to PSMA LLC for its use and benefit.

The principal PSMA LLC agreements generally terminate upon the last to expire of the patents licensed by the Members to PSMA LLC or upon a breach by either Member that is not cured within 60 days of written notice. Of the patents and patent applications that are the subject of PSMA LLC, the issued patents expire on dates ranging from 2014 and 2016. Patent term extensions and pending patent applications may extend the period of patent protection and thus the term of PSMA LLC agreements, when and if such patent applications are allowed and issued.

Licenses

We are a party to license agreements under which we have obtained rights to use certain technologies in our product development programs. Our joint venture with Cytogen has also entered into license agreements with third parties. Set forth below is a summary of the more significant of these licenses.

Progenics Licenses

Wyeth. We and Wyeth Pharmaceuticals (“Wyeth”) entered into a License and Co-Development Agreement (the “Collaboration Agreement”) dated December 23, 2005 for the development and commercialization of MNTX. Under the Collaboration Agreement, Wyeth paid to us a $60 million non-refundable upfront payment. Wyeth is obligated to make up to $356.5 million in additional payments to us upon the achievement of milestones and contingent events in the development and commercialization of MNTX. All costs for the development of MNTX incurred by Wyeth or us starting January 1, 2006 are to be paid by Wyeth. We will be reimbursed for our out-of-pocket development costs by Wyeth and will receive reimbursement for our efforts based on the number of our full time equivalent employees (FTEs) devoted to the development project. Wyeth is obligated to pay to us royalties on the sale by Wyeth of MNTX throughout the world during the applicable royalty periods.

The Collaboration Agreement establishes a Joint Steering Committee (“JSC”) and a Joint Development Committee (“JDC”), each with an equal number of representatives of both Wyeth and us. The Joint Steering Committee is responsible for coordinating the key activities of Wyeth and us under the Collaboration Agreement. The Joint Development Committee is responsible for overseeing, coordinating and expediting the development of MNTX by Wyeth and us.

The Collaboration Agreement contemplates the development and commercialization of three products: (i) a subcutaneous form of MNTX, to be used in patients with opioid-induced constipation; (ii) an intravenous form of MNTX, to be used in patients with post-operative bowel dysfunction; and, (iii) an oral form of MNTX, to be used in patients with opioid-induced constipation.

Under the Collaboration Agreement, we granted to Wyeth an exclusive, worldwide license, even as to us, to develop and commercialize MNTX. We are responsible for developing the subcutaneous and intravenous forms of MNTX in the United States, until they receive regulatory approval. Wyeth is responsible for the development of the subcutaneous and intravenous forms of MNTX outside of the United States. Wyeth is responsible for the development of the oral form of MNTX, both within the United States and in the rest of the world. In the event the JSC approves any formulation of MNTX other than subcutaneous, intravenous or oral or any other indication for the products currently contemplated using the subcutaneous, intravenous or oral forms of MNTX, Wyeth will be responsible for development of such products, including conducting clinical trials and obtaining and maintaining regulatory approval. We will remain the owner of all US regulatory filings and approvals relating to the subcutaneous and intravenous forms of MNTX. Wyeth will be the owner of all US regulatory filings and approvals related to the oral form of MNTX. Wyeth will be the owner of all regulatory filings and approvals outside the United States relating to all forms of MNTX.

Wyeth is responsible for the commercialization of the subcutaneous, intravenous and oral products throughout the world, will pay all costs of commercialization of all products, including all manufacturing costs, and will retain all proceeds from the sale of the products, subject to the royalties payable by Wyeth to us. Decisions with respect to commercialization of any products developed under the Collaboration Agreement will be made solely by Wyeth.

We will transfer to Wyeth, at a mutually agreeable time, all existing supply agreements with third parties for MNTX and will sublicense any intellectual property rights to permit Wyeth to manufacture MNTX, during the development and commercialization phases of the Collaboration Agreement, in both bulk and finished form for all products worldwide.

We have an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the products developed under the Collaboration Agreement, subject to certain conditions. The extent of our co-promotion activities and the fee that we will be paid by Wyeth for these activities, will be established when we exercise our option. Wyeth will record all sales of products worldwide (including those sold by us, if any, under a Co-Promotion Agreement). Wyeth may terminate any Co-Promotion Agreement if a top 15 pharmaceutical company acquires control of us. Wyeth has agreed to certain limitations on its ability to purchase our equity securities and to solicit proxies.

The Collaboration Agreement extends, unless terminated earlier, on a country-by-country and product-by-product basis, until the last to expire royalty period, as defined, for any product. Progenics may terminate the Collaboration Agreement at any time upon 90 days of written notice to Wyeth (30 days in the case of breach of a payment obligation) upon material breach that is not cured. Wyeth may, with or without cause, following the second anniversary of the first commercial sale, as defined, of the first commercial product in the U.S., terminate the Collaboration Agreement by providing Progenics with at least 360 days prior written notice of such termination. Wyeth may also terminate the agreement (i) upon 30 days written notice following one or more serious safety or efficacy issues that arise, as defined, and (ii) at any time, upon 90 days written notice of a material breach that is not cured by Progenics. Upon termination of the Collaboration Agreement, the ownership of the license we granted to Wyeth will depend on the party that initiates the termination and the reason for the termination.

UR Labs. On December 22, 2005, we acquired certain rights for our lead investigational drug, methylnaltrexone (“MNTX”), from several of our licensors.

In 2001, we entered into an exclusive sublicense agreement with UR Labs, Inc. (“URL”) to develop and commercialize MNTX (the “MNTX Sublicense”) in exchange for rights to future payments resulting from the MNTX Sublicense. As of December 31, 2005 we had paid to UR Labs $550,000 under this agreement. In 1989, URL obtained an exclusive license to MNTX, as amended, from the University of Chicago (“UC”) under an Option and License Agreement dated May 8, 1985, as amended (the “URL-Chicago License”). In 2001, URL also entered into an agreement with certain heirs of Dr. Leon Goldberg (the “Goldberg Distributees”), which provided them with the right to receive payments based upon revenues received by URL from the development of the MNTX Sublicense (the “URL-Goldberg Agreement”).

On December 22, 2005, we entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) by and among Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc., UR Labs, Inc. and the shareholders of UR Labs, Inc. (the “URL Shareholders”), under which we acquired substantially all of the assets of URL, comprised of its rights under the URL-Chicago License, the MNTX Sublicense and the URL-Goldberg Agreement, thus assuming URL’s rights and responsibilities under those agreements and extinguishing our obligation to make royalty and other payments to URL.

On December 22, 2005, we entered into an Assignment and Assumption Agreement with the Goldberg Distributees, under which we assumed all rights and obligations of the Goldberg Distributees under the URL-Goldberg Agreement, thereby extinguishing URL’s (and consequentially, our) obligations to make payments to the Goldberg Distributees. Although we no longer have any obligation to make royalty payments to URL or the Goldbergs, we continue to have an obligation to make those payments (including royalties) to the University of Chicago that would have been made by URL.

In consideration for the assignment of the Goldberg Distributees’ rights and of the acquisition of the assets of URL described above, we issued, on December 22, 2005, a total of 686,000 shares of our common stock, with a fair value of $15.8 million, based on a closing price of our common stock of $23.09, and paid a total of $2,604,900 in cash (representing the opening market value, $22.85 per share, of 114,000 shares of our common stock on the date of the acquisition) to the URL Shareholders and the Goldberg Distributees and paid $310,000 in transaction fees.

We accounted for the acquisition of the rights described above from the licensors, the only asset acquired, as an asset purchase. The acquired rights relate to the MNTX Sublicense and our research and development activities for MNTX, for which technological feasibility has not yet been established, for which there is no alternative future use and, which has not received regulatory approval for marketing. Accordingly, the entire purchase price of $18.7 million was recorded as license expense, as a separate line item in the Company’s Statement of Operations, in the period incurred.

PDL BioPharma, Inc. (formerly, Protein Design Labs). Pursuant to an agreement, Protein Design Labs (“PDL”) developed a humanized PRO 140 monoclonal antibody and granted to us related exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how. In general, the license agreement terminates on the later of ten years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter, the license is fully paid. The last of the presently issued patents expires in 2014; however, patent applications filed in the U.S. and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. We may terminate the license agreement on 60 days prior written notice. In addition, either party may terminate the license agreement, upon ten days written notice, for breach involving failure of the counterparty to make timely payments or for breach of other material terms of the agreement, upon 30 days prior written notice, that is not cured by the other party. As of December 31, 2005, we have paid to PDL approximately $3.9 million under this agreement. If all milestones specified under the agreement are achieved, we will be obligated to pay PDL an additional approximately $3.0 million. We are also required to pay annual maintenance fees of $150,000 and royalties based on the sale of products we develop under the license, although our obligation to pay the annual maintenance fee has been suspended until the earlier of a specified milestone or December 31, 2006. In the event of a default by one party, the agreement may be terminated, after an opportunity to cure, by the non-defaulting party upon prior written notice.

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

As of December 31, 2005, we have paid to Sloan-Kettering $1.0 million under this agreement. In addition, we are obligated to pay royalties based on the sales of products under the license. We have a $200,000 minimum royalty payment obligation in any given calendar year, which is fully creditable against currently earned royalties payable by us to Sloan-Kettering in such year based on sales of licensed products. We have an oral understanding with Sloan-Kettering which suspends our obligation to make minimum royalty payments until a time in the future to be agreed upon by the parties.

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

As of December 31, 2005, we have paid to Columbia $865,000 under this agreement. We are obligated to pay Columbia a milestone fee of $225,000 and annual maintenance fees of $50,000, which were accrued at December 31, 2005. In addition, we are required to pay royalties based on the sale of products we develop under the license, if any.

Aquila Biopharmaceuticals. We have entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics Inc., pursuant to which Aquila agreed to supply us with all of our requirements for the QS-21TM adjuvant used in GMK. QS-21is the lead compound in the Stimulon® family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the U.S., the licensed patent will expire in 2008.

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

As of December 31, 2005, we have paid to Aquila $758,000 under this agreement. We have no future cash payment obligations relating to milestones under the agreement, although we are required to pay Aquila royalties on the sale of products, if any, we develop under the license.

PSMA LLC Licenses

Abgenix. In February 2001, PSMA LLC entered into a worldwide exclusive licensing agreement with Abgenix to use Abgenix’ XenoMouse™ technology for generating fully human antibodies to the joint venture’s PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, non-creditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. As of December 31, 2005, PSMA LLC has paid to Abgenix $850,000 under this agreement. If PSMA LLC achieves certain milestones specified under the agreement, it will be obligated to pay Abgenix an additional approximately $6.2 million. Furthermore, PSMA LLC is required to pay royalties based upon net sales of antibody products, if any. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. PSMA LLC has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

AlphaVax Human Vaccines. In September 2001, PSMA LLC entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating PSMA LLC’s proprietary PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’ system. As of December 31, 2005, PSMA LLC has paid to AlphaVax $942,000 under this agreement. If PSMA LLC achieves certain milestones specified under the agreement, it will be obligated to pay AlphaVax an additional approximately $5.3 million. Furthermore, PSMA LLC is required to pay annual maintenance fees until the first commercial sale and royalties based upon net sales of any products developed using AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include PSMA LLC’s failure to achieve milestones; however, the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. PSMA LLC has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’ system or seven years from the first commercial sale of the products developed using AlphaVax’ system. The last of the presently issued patents expires in 2015; however, patent applications filed in the U.S. and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

Seattle Genetics. In June 2005, PSMA LLC entered into a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to PSMA LLC. Under the license, PSMA LLC has the right to use the ADC Technology to link cell-killing drugs to PSMA LLC’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI also is required to provide technical information to PSMA LLC related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. PSMA LLC may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). PSMA LLC is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. PSMA LLC may sub-license the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. PSMA LLC made a $2.0 million technology access payment to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, PSMA LLC will make payments, aggregating $15.0 million, upon the achievement of certain defined milestones and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to PSMA LLC under the SGI Agreement, SGI will receive supply and/or labor cost payments from PSMA LLC at agreed-upon rates. PSMA LLC’s monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by PSMA LLC under the SGI Agreement during the research and development phase of the project will be expensed in the period incurred. The SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. PSMA LLC may terminate the SGI Agreement upon advance written notice to SGI. SGI may terminate the SGI Agreement if PSMA LLC breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI Agreement upon breach by the other party that is not cured within a specified time period after written notice or in the event of bankruptcy of the other party. The ability of PSMA LLC to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of PSMA LLC in future years. As of December 31, 2005, PSMA LLC has paid to SGI approximately $34,000 under this agreement for supply and labor cost payments.

ADARC. We have a letter agreement with The Aaron Diamond AIDS Research Center pursuant to which we have the exclusive right to pursue the commercial development, directly or with a partner, of products related to HIV based on patents jointly owned by ADARC and us.

Rights and Obligations. We have the right generally to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. We bear the cost of engaging in all of these activities with respect to our license agreements with Sloan-Kettering for GMK, Columbia for our HIV product candidates subject to the Columbia license and the University of Chicago for MNTX. Under our Collaboration Agreement, Wyeth has the right, at its expense, to defend and enforce the MNTX patents licensed to Wyeth by us. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under certain circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

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

Currently our patent portfolio relating to our proprietary technologies in the symptom management and supportive care, HIV and cancer areas is comprised, on a worldwide basis, of 136 patents that have been issued and 183 pending patent applications, which we either own directly or of which we are the exclusive licensee. Our issued patents expire on dates ranging from 2006 through 2022. In addition, PSMA LLC owns directly or is the exclusive licensee of six patents that have been issued and 31 pending patent applications. PSMA LLC’s issued patents expire on dates ranging from 2014 to 2016. Patent term extensions and pending patent applications may extend the period of patent protection afforded our products in development.

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

Manufacturing

We currently rely on single-source third party manufacturers for the supply of both bulk and finished form MNTX. We believe that our existing arrangements with such single-source third party manufacturers are reliable and adequate for the balance of our clinical trial and initial commercial supply requirements. We will transfer to Wyeth, at a mutually agreeable time, any existing supply agreements with third parties for MNTX.

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

We currently manufacture PRO 140, GMK and protein vaccines in our biologics pilot production facilities in Tarrytown, New York. We currently have one 150 liter bioreactor in operation and are in the process of installing a second 150 liter bioreactor to increase our manufacturing capacity in support of our clinical programs. We have also acquired a 1,000 liter bioreactor, and we are considering the appropriate time and manner for installing and deploying this additional resource. We believe that our existing production facilities will be sufficient to meet our initial needs for clinical trials for these product candidates. However, these facilities may be insufficient for all of our late-stage clinical trials for these product candidates and would be insufficient for commercial-scale requirements. We may be required to further expand our manufacturing staff and facilities, obtain new facilities or contract with third parties or corporate collaborators to assist with production.

In order to establish a full-scale commercial manufacturing facility for any of our product candidates, we would need to spend substantial additional funds, hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

Sales and Marketing

We plan to market products for which we obtain regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third-party collaborators. We may also consider contracting with a third-party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. Under the terms of our Collaboration Agreement with Wyeth, Wyeth granted us an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the MNTX products developed under the Collaboration Agreement, subject to certain conditions. The extent of our co-promotion activities and the fee that we will be paid by Wyeth for these activities, will be established when we exercise our option. Wyeth will record all sales of products worldwide (including those sold by us, if any, under a Co-Promotion Agreement). In addition, Cytogen has certain marketing rights with respect to the PSMA product candidates.

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

With respect to MNTX, there are currently no FDA approved products for reversing the debilitating side effects of opioid pain therapy or for the treatment of post-operative bowel dysfunction. We are, however, aware of a product candidate that targets these therapeutic indications. This product, Entereg™ (alvimopan), is under development by Adolor Corporation, in collaboration with an affiliate of GlaxoSmith-Kline plc. Entereg is in advanced clinical development and Adolor has received an approvable letter from the U.S. Food and Drug Administration for Entereg regarding the treatment of post-operative ileus. We believe, however, that Entereg’s effects are limited to the lumen of the gastrointestinal tract, whereas MNTX is available systemically outside of the central nervous system. Additionally, it has been reported that a European specialty pharmaceutical company is in early clinical development of an oral formulation of methylnaltrexone for use in opioid-induced constipation.

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

With respect to GMK, the FDA and certain other regulatory authorities have approved high-dose alpha-interferon for marketing as a treatment for patients with high-risk melanoma. High-dose alpha-interferon has demonstrated efficacy for this indication.

With respect to the immunotherapeutic products based on PSMA that we have been developing through PSMA LLC , there are traditional forms of treatment for prostate cancer such as radiation and surgery. However, if the disease spreads, these forms of treatment can be ineffective. We are aware of several competitors who are developing alternative treatments for prostate cancer, including in vivo and ex vivo immunotherapies, some of which are directed against PSMA.

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

Human Resources

At December 31, 2005, we had 149 full-time employees, 24 of whom, including Dr.Maddon, hold Ph.D. degrees and four of whom, including Dr.Maddon, hold M.D.degrees. At such date, 124 employees were engaged in research and development, medical and regulatory affairs and manufacturing activities and 25 were engaged in finance, legal, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Item 1A. RISK FACTORS

Our business and operations entail a variety of serious risks and uncertainties, including those described below.

Our product development programs are inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. Our MNTX product candidate, which is designed to reverse certain side effects induced by opioids and to treat post-operative bowel dysfunction and is being developed through a collaboration with Wyeth, is based on a novel method of action that has not yet been proven to be safe or effective. No drug with MNTX’s method of action has ever received marketing approval. Additionally, some of our HIV product candidates are designed to be effective by blocking viral entry, and our GMK product candidate is designed to be a therapeutic cancer vaccine. To our knowledge, no drug designed to treat HIV infection by blocking viral entry (with one exception) and no cancer therapeutic vaccine has been approved for marketing in the U.S. Our other research and development programs, and those conducted through PSMA LLC, involve similarly novel approaches to human therapeutics. Consequently, there is little precedent for the successful commercialization of products based on our technologies. There are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able to develop successfully any of our products.

We have granted to Wyeth the exclusive rights to develop and commercialize MNTX, our lead product candidate, and our resulting dependence on Wyeth exposes us to significant risks.

In December 2005, we entered into a license and co-development agreement with Wyeth. Under this agreement, we granted to Wyeth the exclusive worldwide right to develop and commercialize MNTX, our lead product candidate. As a result, we are dependent on Wyeth to perform and fund development, including clinical testing, to make certain regulatory filings and to manufacture and market products containing MNTX. Our collaboration with Wyeth may not be scientifically, clinically or commercially successful.

Any revenues from the sale of MNTX, if approved for sale by the FDA, will depend almost entirely on the efforts of Wyeth. Wyeth has significant discretion in determining the efforts and resources it applies to sales of the MNTX products and may not be effective in marketing such products. In addition, Wyeth is a large, diversified pharmaceutical company with global operations and its own corporate objectives, which may not be consistent with our best interests. For example, Wyeth may change its strategic focus or pursue alternative technologies in a manner that results in reduced revenues to us. In addition, we will receive milestone and contingent payments from Wyeth only if MNTX achieves specified clinical, regulatory and commercialization milestones, and we will receive royalty payments from Wyeth only if MNTX receives regulatory approval and is commercialized by Wyeth. Many of these milestone events will depend on the efforts of Wyeth. We may not receive any milestone, contingent or royalty payments from Wyeth.

The Collaboration Agreement extends, unless terminated earlier, on a country-by-country and product-by-product basis, until the last to expire royalty period, as defined, for any product. Progenics may terminate the Collaboration Agreement at any time upon 90 days of written notice to Wyeth (30 days in the case of breach of a payment obligation) upon material breach that is not cured. Wyeth may, with or without cause, following the second anniversary of the first commercial sale, as defined, of the first commercial product in the U.S., terminate the Collaboration Agreement by providing Progenics with at least 360 days prior written notice of such termination. Wyeth may also terminate the agreement (i) upon 30 days written notice following one or more serious safety or efficacy issues that arise, as defined, and (ii) at any time, upon 90 days written notice of a material breach that is not cured by Progenics. Upon termination of the Collaboration Agreement, the ownership of the license we granted to Wyeth will depend on the party that initiates the termination and the reason for the termination.

If our relationship with Wyeth were to terminate, we would have to either enter into a license and co-development agreement with another party or develop and commercialize MNTX ourselves. We may not be able to enter into such an agreement with another suitable company on acceptable terms or at all. To develop and commercialize MNTX on our own, we would have to develop a sales and marketing organization and a distribution infrastructure, neither of which we currently have. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability.

Moreover, a termination of our relationship with Wyeth could seriously compromise the development program for MNTX. For example, we could experience significant delays in the development of MNTX and would have to assume full funding and other responsibility for further development and eventual commercialization.

Any of these outcomes would result in delays in our ability to distribute MNTX and would increase our expenses, which would have a material adverse effect on our business, results of operations and financial condition.

Our collaboration with Wyeth is multi-faceted and involves a complex sharing of control over decisions, responsibilities, costs and benefits. There are numerous potential sources of disagreement between us and Wyeth, including with respect to product development, marketing strategies, manufacturing and supply issues and rights relating to intellectual property. Wyeth has significantly greater financial and managerial resources than we do, which it could draw upon in the event of a dispute. A disagreement between Wyeth and us could lead to lengthy and expensive litigation or other dispute resolution proceedings as well as to extensive financial and operational consequences to us, and have a material adverse effect on our business, results of operations and financial condition.

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

We have successfully completed two pivotal phase 3 clinical trials of subcutaneous MNTX for the treatment of opioid-induced constipation in patients with advanced medical illness. We are now working with our collaborator Wyeth to submit a New Drug Application to the U.S. Food and Drug Administration to market subcutaneous MNTX. We also have successfully completed a phase 2 clinical trial of intravenous MNTX in patients at risk for post-operative bowel dysfunction. Based on our end of phase 2 meeting with the FDA, we are planning a phase 3 clinical program for treatment of post-operative bowel dysfunction. We had completed phase 1 clinical trials of oral MNTX in healthy volunteers prior to our Collaboration Agreement with Wyeth. Wyeth is responsible for the worldwide development of oral MNTX and will conduct additional clinical trials of oral MNTX in chronic pain patients who experience opioid-induced constipation.

If the results of any of these ongoing trials are not satisfactory, or if we encounter problems enrolling patients, or if clinical trial supply issues or other difficulties arise, our entire MNTX development program could be adversely affected, resulting in delays in commencing or completing clinical trials or in making our regulatory filing for marketing approval. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in filing for the regulatory approvals necessary to market MNTX. If the clinical trials indicate a serious problem with the safety or efficacy of an MNTX product, then Wyeth has the right under our license and co-development agreement to terminate the agreement or to stop the development or commercialization of the affected products. Since MNTX is our most clinically advanced product, any setback of these types would have a material adverse effect on our stock price and business.

We also have two ongoing pivotal phase 3 clinical trials for GMK. In May 2000, our collaborating research cooperative group in one of these trials, ECOG, recommended to clinical investigators participating in the trial that they discontinue administering GMK, and as a result that trial did not complete patient dosing as contemplated by the initial trial protocol. A second pivotal phase 3 trial for GMK was initiated in May 2001 and full enrollment of 1,314 patients has been completed. We expect to assess the recurrence of cancer and overall survival of the study patients over the next several years. If the results of either of the GMK trials are not satisfactory, we may need to conduct additional clinical trials or abandon our GMK program.

We have announced positive phase 1 clinical findings related to PRO 140, and we have initiated an additional phase 1b clinical trial. If the results of our phase 1b study with PRO 140 or the preclinical and clinical studies involving the PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of December 31, 2005, we had an accumulated deficit of $188.7 million. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, if ever, other than potential revenues from MNTX. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of December 31, 2005, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $173.1 million. In December 2005, we received a $60 million upfront payment from Wyeth in connection with the signing of the license and co-development agreement relating to MNTX. During the year ended December 31, 2005, we had a net loss of $69.4 million and cash provided by operating activities was $11.1 million during the year ended December 31, 2005.

Under our agreement with Wyeth, Wyeth is responsible for all future development and commercialization costs relating to MNTX starting January 1, 2006. As a result, we expect that our spending on MNTX in 2006 and beyond will drop significantly from the amounts expended in 2005.

With regard to our other product candidates, however, we expect that we will continue to incur significant expenditures for their development and we do not have committed external sources of funding for most of these projects. These expenditures will be funded from our cash on hand, or we may seek additional external funding for these expenditures, most likely through collaborative agreements, or other license or sale transactions, with one or more pharmaceutical companies, through the issuance and sale of securities or through additional government grants or contracts. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

Our access to capital funding is uncertain. We may not be able to obtain additional funding on acceptable terms, or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

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

Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in reports filed with the Securities and Exchange Commission and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our MNTX clinical development program in the past as a result of slower than anticipated patient enrollment. These delays may recur. Delays can be caused by, among other things:

•	deaths or other adverse medical events involving patients or subjects in our clinical trials;

•	regulatory or patent issues;

•	interim or final results of ongoing clinical trials;

•	failure to enroll clinical sites as expected;

•	competition for enrollment from clinical trials conducted by others in similar indications;

•	scheduling conflicts with participating clinicians and clinical institutions; and

•	manufacturing problems.

In addition, we may need to delay or suspend our clinical trials if we are unable to obtain additional funding when needed. Clinical trials involving our product candidates may not commence or be completed as forecasted. Although work on the PSMA projects continues, our clinical programs involving PSMA LLC could also be delayed by disagreements between Cytogen and us concerning funding development programs or other matters. PSMA LLC currently has no approved 2006 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to PSMA LLC.

Moreover, we have limited experience in conducting clinical trials, and we rely on others to conduct, supervise or monitor some or all aspects of some of our clinical trials. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. Under our agreement with Wyeth relating to MNTX, Wyeth has the responsibility to conduct some of the clinical trials for that product candidate, including all trials outside of the United States. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

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

Our products do not yet have, and may never obtain, the regulatory approvals needed for marketing.

None of our products has been approved by applicable regulatory authorities for marketing. The process of obtaining FDA and foreign regulatory approvals often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications and other submissions necessary to gain marketing approvals. Our products under development may never obtain the marketing approval from the FDA or any other regulatory authority necessary for commercialization.

Even if our products receive regulatory approval:

•
they might not obtain labeling claims necessary to make the product commercially viable (in general, labeling claims define the medical conditions for which a drug product may be marketed, and are therefore very important to the commercial success of a product);

•	we or our collaborators might be required to undertake post-marketing trials to verify the product’s efficacy or safety;

•
we, our collaborators or others might identify side effects after the product is on the market, or we or our collaborators might experience manufacturing problems, either of which could result in subsequent withdrawal of marketing approval, reformulation of the product, additional preclinical testing or clinical trials, changes in labeling of the product or the need for additional marketing applications; and

•	we and our collaborators will be subject to ongoing FDA obligations and continuous regulatory review.

If our products fail to receive marketing approval or lose previously received approvals, our financial results would be adversely affected.

Even if our products obtain marketing approval, they might not be accepted in the marketplace.

The commercial success of our products will depend upon their acceptance by the medical community and third party payors as clinically useful, cost effective and safe. If health care providers believe that patients can be managed adequately with alternative, currently available therapies, they may not prescribe our products, especially if the alternative therapies are viewed as more effective, as having a better safety or tolerability profile, as being more convenient to the patient or health care providers or as being less expensive. For pharmaceuticals administered in an institutional setting, the ability of the institution to be adequately reimbursed could also play a significant role in demand for our products. Even if our products obtain marketing approval, they may not achieve market acceptance. If any of our products do not achieve market acceptance, we will likely lose our entire investment in that product.

Marketplace acceptance will depend in part on competition in our industry, which is intense.

The extent to which any of our products achieves market acceptance will depend on competitive factors. Competition in our industry is intense, and it is accentuated by the rapid pace of technological development. There are products currently in the market that will compete with the products that we are developing, including AIDS drugs and chemotherapy drugs for treating cancer. As described below, Adolor Corporation is developing a drug that would compete with MNTX. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our operating results and financial position would suffer.

One or more competitors developing an opioid antagonist may reach the market ahead of us and adversely affect the market potential for MNTX.

We are aware that Adolor Corporation, in collaboration with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing an opioid antagonist, Entereg™ (alvimopan), for post-operative ileus, which has completed phase 3 clinical trials, and for opioid-induced bowel dysfunction, which is in phase 3 clinical trials Post-operative ileus is a condition similar to post-operative bowel dysfunction, a condition for which we are developing MNTX. Entereg is further along in the clinical development process than MNTX, and Adolor Corporation has received an approvable letter from the U.S. Food and Drug Administration for Entereg regarding the treatment of post-operative ileus. Additionally, it has been reported that a European specialty pharmaceutical company is in clinical development of an oral formulation of methylnaltrexone for use in opioid-induced constipation. If either of these products reaches the market before MNTX, it could achieve a significant competitive advantage relative to our product. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

Under the terms of our collaboration with Wyeth with respect to MNTX, Wyeth will develop the oral form of MNTX worldwide. We will lead the U.S. development of the subcutaneous and intravenous forms of MNTX, while Wyeth will lead development of these parenteral products outside the U.S. Wyeth and we will pursue an integrated strategy to optimize worldwide development, regulatory approval, and commercial launch of the three MNTX products, which may impact timelines for the development of MNTX previously disclosed by us. Decisions regarding the timelines for development of the three MNTX products will be made by a Joint Development Committee formed under the terms of the license and co-development agreement, consisting of members from both Wyeth and Progenics.

Disputes with Cytogen could delay or halt our PSMA programs.

Our research and development programs relating to vaccine and antibody immunotherapeutics based on PSMA are conducted through PSMA LLC, a joint venture between Cytogen Corporation and us. This is a 50/50 joint venture, meaning that our ownership rights in the programs, funding obligations and governance rights are equal. As a result, for PSMA LLC to operate efficiently, and for the research and development programs to be adequately funded and staffed and productive, we and Cytogen must be in agreement on strategic and operational matters. There is a significant risk that, as a result of differing views and priorities, there will be occasions when we do not agree on various matters, as is the case currently.

Our level of commitment to fund PSMA LLC and that of our joint venture partner, Cytogen, is based upon a budget and work plan that are developed and approved annually by the parties. We have in the past experienced delays in reaching agreement with Cytogen regarding annual budget issues and strategic and operational matters relating to PSMA LLC. PSMA LLC currently has no approved 2006 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to PSMA LLC. If we do not reach an agreement regarding the 2006 budget and work plan, we would likely experience delays in advancing the PSMA programs and may need to dissolve PSMA LLC and abandon the PSMA programs being conducted by PSMA LLC. We may not reach an agreement with Cytogen on these matters.

If we are unable to negotiate collaborative agreements, our cash burn rate could increase and our rate of product development could decrease.

Our business strategy includes as an element entering into collaborations with pharmaceutical and biotechnology companies to develop and commercialize our products and technologies. We recently entered into such a collaboration with Wyeth. However, we may not be successful in negotiating additional collaborative arrangements. If we do not enter into new collaborative arrangements, we would have to devote more of our resources to clinical product development and product-launch activities, and our cash burn rate would increase or we would need to take steps to reduce our rate of product development.

If we do not remedy our failure to achieve milestones or satisfy conditions regarding some of our product candidates, we may not maintain our rights under our licenses relating to these product candidates.

We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, to maintain rights under our intellectual property licenses. We may not be able to maintain our rights under these licenses.

Under our license agreements with Sloan-Kettering Institute for Cancer Research relating to GMK, we are required, among other things, to have filed for marketing approval for a drug by 2000 and to have commenced commercialization of the drug by 2002. . We have not achieved these and other milestones and are unlikely to achieve them soon. We are in a similar position with respect to our license agreement with Antigenics Inc. concerning QS-21TM, a component of GMK. If we can establish that our failure to achieve these milestones resulted from technical issues beyond our control or delays in clinical studies that could not have been reasonably avoided, we may be entitled to a revision of these milestone dates. Although we believe that we satisfy one or more of these conditions, we may become involved in disputes with our licensors as to our continued right to a license. In addition, at September 1, 2004 we became obligated under our license agreement with Columbia to pay Columbia $225,000. We have accrued this amount but, pending the outcome of discussions with Columbia regarding this payment and other matters relating to the license, we have not yet paid it.

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

Most of our product candidates, including MNTX, PRO 140, GMK and our PSMA program products, incorporate to some degree intellectual property licensed from third parties. We can lose the right to patents and other intellectual property licensed to us if the related license agreement is terminated due to a breach by us or otherwise. Our ability, and that of our collaboration partners, to commercialize products incorporating licensed intellectual property would be impaired if the related license agreements were terminated.

Generally, we have the right to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. In addition, our license agreement with the University of Chicago regarding MNTX gives us the right to prosecute and maintain the licensed patents. We bear the cost of engaging in some or all of these activities with respect to our license agreements with Sloan-Kettering for GMK and the University of Chicago for MNTX.  Under our Collaboration Agreement, Wyeth has the right, at its expense, to defend and enforce the MNTX patents licensed to Wyeth by us. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under specified circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

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

We rely in part on third parties to perform a variety of functions. We are party to numerous agreements which place substantial responsibility on clinical research organizations, consultants and other service providers for the development of our products. We also rely on medical and academic institutions to perform aspects of our clinical trials of product candidates. In addition, an element of our research and development strategy is to in-license technology and product candidates from academic and government institutions in order to minimize investments in early research. Furthermore, we recently entered into an agreement under which we will depend on Wyeth for the commercialization and development of MNTX, our lead product candidate. We may not be able to maintain any of these relationships or establish new ones on beneficial terms. Furthermore, we may not be able to enter new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully.

We lack sales and marketing experience, which will make us dependent on third parties for their expertise in this area.

We have no experience in sales, marketing or distribution. If we receive marketing approval, we expect to market and sell our products principally through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. Under our license and co-development agreement with Wyeth, Wyeth is responsible for commercializing MNTX. To the extent that we enter into distribution, co-marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of our other products, any revenues we receive will depend primarily on the efforts of third parties. We will not control the amount and timing of marketing resources these third parties devote to our products. In addition, if we market products directly, significant additional expenditures and management resources would be required to develop an internal sales force. We may not be able to establish a successful sales force should we choose to do so.

If we lose key management and scientific personnel on whom we depend, our business could suffer.

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Paul J. Maddon, our Chief Executive Officer and Chief Science Officer, could cause our management and operations to suffer. We have an employment agreement with Dr. Maddon, the initial term of which ran through June 30, 2005, which was automatically renewed for an additional period of two years. See “Item 11. Executive Compensation - Employment Agreements” in this Annual Report on Form 10-K for the year ended December 31, 2005. We are currently in discussions with Dr. Maddon regarding the future renewal of his employment agreement. Employment agreements do not, however, assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

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

We currently obtain supplies of critical raw materials used in production of MNTX, GMK and other of our product candidates from single sources. In particular, we rely on single-source third-party manufacturers for the supply of both bulk and finished form MNTX. We have a supply agreement with Mallinckrodt Inc., our current supplier of bulk-form MNTX, which has an initial term that expires on January 1, 2008. In accordance with our collaboration agreement with Wyeth, we will transfer to Wyeth, at a mutually agreeable time, the responsibility for manufacturing MNTX for clinical and commercial use, including our supply agreements with third parties. We do not have long-term contracts with any of our other suppliers. In addition, commercialization of GMK requires an adjuvant, QS-21TM, available only from Antigenics Inc. Our existing arrangements may not result in the supply of sufficient quantities of our product candidates needed to accomplish our clinical development programs, and we may not have the right or capability to manufacture sufficient quantities of these products to meet our needs if our suppliers are unable or unwilling to do so. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product

A substantial portion of our funding comes from federal government grants and research contracts. We cannot rely on these grants or contracts as a continuing source of funds.

A substantial portion of our revenues to date has been derived from federal government grants and research contracts. In July and September 2005, we were awarded a $3.0 million and a $10.1 million grant from the NIH to partially fund our hepatitis C virus and PRO 140 programs, respectively. Also, in 2004 we were awarded, in the aggregate, approximately $9.2 million in NIH grants and research contracts in addition to previous years’ awards. We cannot rely on grants or additional contracts as a continuing source of funds. Moreover, funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. For example, the $28.6 million contract awarded to us by the NIH in September 2003 must be used by us in furtherance of our efforts to develop an HIV vaccine. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing grants or contracts may be less than those received to date.

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

Our stock price has a history of significant volatility. Between January 1, 2002 and December 31, 2005, our stock price has ranged from $3.82 to $27.00 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

•	the results of clinical trials and preclinical studies involving our products or those of our competitors;

•	changes in the status of any of our drug development programs, including delays in clinical trials or program terminations;

•	developments regarding our efforts to achieve marketing approval for our products;

•	developments in our relationship with Wyeth regarding the development and commercialization of MNTX;

•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

•	developments in our relationships with other collaborative partners;

•	developments in patent or other proprietary rights;

•	governmental regulation;

•	changes in reimbursement policies or health care legislation;

•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

•	our ability to fund on-going operations;

•	fluctuations in our operating results; and

•	general market conditions.

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

At December 31, 2005, Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 19% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

Sales of substantial numbers of shares of common stock could cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock. We have announced that we have filed shelf registration statements to permit the sale of up to 4.0 million shares of our common stock to investors and to permit the public reoffer and sale from time to time of up to 286,000 shares of our common stock by certain stockholders. Sales of our common stock pursuant to these registration statements could cause the market price or our stock to decline. In addition, some of our other stockholders are entitled to require us to register their shares of common stock for offer or sale to the public. Also, we have filed Form S-8 registration statements registering shares issuable pursuant to our equity compensation plans. Any sales by existing stockholders or holders of options may have an adverse effect on our ability to raise capital and may adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

There were no unresolved Staff comments as of December 31, 2005.

Item 2. Properties

As of December 31, 2005, we occupy in total approximately 76,500 square feet of laboratory, manufacturing and office space on a single campus in Tarrytown, New York. We occupy approximately 42,900 square feet of this space pursuant to a sublease which terminates in June 2007, with an option to renew for one additional two-year term. The base monthly rent for this space is $65,000 through June 30, 2007, plus additional utility charges. We occupy approximately 33,600 square feet pursuant to a lease expiring on December 31, 2009, with an option to renew for two additional five-year terms. The base monthly rent for this space is $56,000 through August 31, 2007 and $65,000 for the period from September 1, 2007 to December 31, 2009. In addition to rents due under these agreements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

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

	High	Low
Year ended December 31, 2004
First quarter	$23.45	$17.60
Second quarter	20.79	14.85
Third quarter	16.92	8.50
Fourth quarter	18.08	12.25
Year ended December 31, 2005
First quarter	24.40	14.09
Second quarter	21.35	15.76
Third quarter	25.07	20.60
Fourth quarter	27.00	20.73

On March 14, 2006, the last sale price for our common stock as reported by Nasdaq was $27.49. There were approximately 135  holders of record of our common stock as of March 14, 2006.

Dividends

We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Item 6. Selected Financial Data

The selected financial data presented below as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 are derived from the Company’s audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 2001, 2002 and 2003 and for each of the two years in the period ended December 31, 2002 are derived from the Company’s audited financial statements not included herein. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes included elsewhere herein.

	Years Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Contract research and development, joint venture	$199	$5,298	$2,486	$2,008	$988
Contract research and development, other	4,397	194
Research grants and contracts	4,244	4,544	4,826	7,483	8,432
Product sales	43	49	149	85	66
Total revenues	8,883	10,085	7,461	9,576	9,486
Expenses:
Research and development	12,731	22,797	26,374	35,673	43,419
License fees - research and development	1,770	964	867	390	20,418
General and administrative	6,499	6,484	8,029	12,580	13,565
Loss in Joint Venture	2,225	2,886	2,525	2,134	1,863
Depreciation and amortization	707	1,049	1,273	1,566	1,748
Total expenses	23,932	34,180	39,068	52,343	81,013
Operating loss	(15,049)	(24,095)	(31,607)	(42,767)	(71,527)
Other income (expense):
Interest income	3,348	1,708	625	780	2,299
Interest expense	(49)	(2)	(4)
Payment from collaborator	9,852
Loss on sale of marketable securities				(31)
Payment from insurance settlement		1,600
Total other income	13,151	3,306	621	749	2,299
Net loss before income taxes	(1,898)	(20,789)	(30,986)	(42,018)	(69,228)
Income taxes					(201)
Net loss	$(1,898)	$(20,789)	$(30,986)	$(42,018)	$(69,429)
Per share amounts on net loss:
Basic and diluted	$(0.15)	$(1.66)	$(2.32)	$(2.48)	$(3.33)

	December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$61,877	$42,374	$65,663	$31,207	$173,090
Working capital	40,650	36,209	56,228	25,667	137,101
Total assets	67,481	48,118	72,886	39,545	184,003
Deferred lease liability	39	71	50	42	49
Total stockholders’ equity	64,345	45,147	67,683	31,838	112,732

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

Our most advanced product candidate and likeliest source of product revenue is methynaltrexone (“MNTX”). In December 2005, we entered into a license and co-development agreement (the “Collaboration Agreement”) with Wyeth Pharmaceuticals (“Wyeth”) to develop and commercialize MNTX. In collaboration with Wyeth, we are conducting a broad clinical development program for MNTX in several settings involving symptom management and supportive care. Under the terms of our collaboration with Wyeth, Wyeth is developing the oral form of MNTX worldwide. We are leading the U.S. development of the subcutaneous and intravenous forms of MNTX, while Wyeth is leading development of these parenteral products outside the U.S. Wyeth and we are pursuing an integrated strategy to optimize worldwide development, regulatory approval, and commercial launch of the three MNTX products, which may impact timelines for the development of MNTX previously disclosed by us. Decisions regarding the timelines for development of the three MNTX products will be made by a Joint Development Committee formed under the terms of the license and co-development agreement, consisting of members from both Wyeth and Progenics.

Our work with MNTX has proceeded farthest as a treatment for opioid-induced constipation. Constipation is a serious medical problem for patients who are being treated with opioid pain-relief medications. MNTX is designed to reverse the side effects of opioid pain medications while maintaining pain relief, an important need not currently met by any approved drugs. We have successfully completed two pivotal phase 3 clinical trials of the subcutaneous form of MNTX in patients with advanced medical illness, including cancer, AIDS and heart disease. We achieved positive results from our two pivotal phase 3 clinical trials (MNTX 301 and MNTX 302). All primary and secondary efficacy endpoints of both of the phase 3 studies were positive and statistically significant. The drug was generally well tolerated in both phase 3 trials. We are now working with our alliance partner, Wyeth, to submit a New Drug Application to the U.S. Food and Drug Administration and implement a commercialization strategy.

We are also developing an intravenous form of MNTX in collaboration with Wyeth for the management of post-operative bowel dysfunction, a serious condition of the gastrointestinal tract. We have successfully completed a phase 2 clinical trial of MNTX for this indication. Based upon our end of phase 2 meeting with the FDA, we are planning a phase 3 clinical program with intravenous MNTX for the treatment of post-operative bowel dysfunction. Under the Collaboration Agreement, Wyeth is also developing oral MNTX for the treatment of opioid-induced constipation in patients with chronic pain. Prior to the Collaboration Agreement, we had completed phase 1 clinical trials of oral MNTX in healthy volunteers, which indicated that MNTX was well tolerated.

In the area of virology, we are developing viral entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. HIV is the virus that causes AIDS. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. In mid-2005, we announced positive phase 1 clinical findings related to PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5, in healthy volunteers. A phase 1b trial of PRO 140 in HIV-infected patients began in December 2005.

In addition, we are developing immunotherapies for prostate cancer, including monoclonal antibodies directed against prostate-specific membrane antigen (“PSMA”), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. Our PSMA programs are conducted with Cytogen Corporation (“Cytogen”) (collectively, the “Members”) through PSMA Development Company LLC, our joint venture with Cytogen (”PSMA LLC”). We are also studying a cancer vaccine, GMK, in phase 3 clinical trials for the treatment of malignant melanoma.

Our sources of revenues through December 31, 2005 have been payments under our former collaboration agreements from PSMA LLC, from research grants and contracts related to our cancer and HIV programs and from interest income. Beginning in January 2006, we will recognize revenues from Wyeth for reimbursement of our development expenses for MNTX as incurred, for the $60 million upfront payment we received from Wyeth over the period of our development obligations and for any milestones or contingent events that are achieved during our collaboration with Wyeth. In addition, the Members have not approved a work plan and budget for 2006 and, therefore, from January 1, 2006, neither we nor Cytogen will recognize revenue from PSMA LLC until such time as a work plan and budget are approved. To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels.

A majority of our expenditures to date have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings with regulators for approval to market our product candidates. Our development and commercialization expenses for MNTX will be funded by Wyeth, which will allow us to devote our current and future resources to our other research and development programs.

We have had recurring losses and had, at December 31, 2005, an accumulated deficit of $188.7 million. During the year ended December 31, 2005, we received net proceeds of $121.6 million from three public offerings totaling 6,307,467 shares of our common stock. We also received an upfront payment of $60.0 million from Wyeth in connection with signing the license and co-development agreement. At December 31, 2005, we had cash, cash equivalents and marketable securities totaling $173.1 million. We expect that cash, cash equivalents and marketable securities on hand at December 31, 2005 will be sufficient to fund operations at current levels beyond one year.  During the year ended December 31, 2005, we had a net loss of $69.4 million and cash provided by operating activities was $11.1 million. Other than potential revenues from MNTX, we do not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and we expect our expenses to increase. Consequently, we may require significant additional external funding to continue our operations at their current levels in the future. Such funding may be derived from additional collaboration or licensing agreements with pharmaceutical or other companies or from the sale of our common stock or other securities to investors. However, such additional funding may not be available to us on acceptable terms or at all.

Collaboration with Wyeth Pharmaceuticals

We and Wyeth Pharmaceuticals (“Wyeth”) entered into a License and Co-Development Agreement, dated December 23, 2005 (the “Collaboration Agreement”) for the development and commercialization of MNTX. Under the Collaboration Agreement Wyeth paid to us a $60 million non-refundable upfront payment. Wyeth is obligated to make up to $356.5 million in additional payments to us upon the achievement of milestones and contingent events in the development and commercialization of MNTX. All costs for the development of MNTX incurred by Wyeth or us starting January 1, 2006 are to be paid by Wyeth. We will be reimbursed for our out-of-pocket development costs by Wyeth and will receive reimbursement for our efforts based on the number of our full time equivalent employees (FTEs) devoted to the development project. Wyeth is obligated to pay to us royalties on the sale by Wyeth of MNTX throughout the world during the applicable royalty periods. At December 31, 2005, we have deferred the recognition of revenue for the $60 million upfront payment since work under the Collaboration Agreement did not commence until January 2006.

The Collaboration Agreement establishes a Joint Steering Committee (“JSC”) and a Joint Development Committee (“JDC”), each with an equal number of representatives of both Wyeth and us. The Joint Steering Committee is responsible for coordinating the key activities of Wyeth and us under the Collaboration Agreement. The Joint Development Committee is responsible for overseeing, coordinating and expediting the development of MNTX by Wyeth and us.

The Collaboration Agreement contemplates the development and commercialization of three products: (i) a subcutaneous form of MNTX, to be used in patients with opioid-induced constipation; (ii) an intravenous form of MNTX, to be used in patients with post-operative bowel dysfunction and (iii) an oral form of MNTX, to be used in patients with opioid-induced constipation.

Under the Collaboration Agreement, we granted to Wyeth an exclusive, worldwide license, even as to us, to develop and commercialize MNTX. We are responsible for developing the subcutaneous and intravenous forms of MNTX in the United States, until they receive regulatory approval. Wyeth is responsible for the development of the subcutaneous and intravenous forms of MNTX outside of the United States. Wyeth is responsible for the development of the oral form of MNTX, both within the United States and in the rest of the world. In the event the JSC approves any formulation of MNTX other than subcutaneous, intravenous or oral or any other indication for the products currently contemplated using the subcutaneous, intravenous or oral forms of MNTX, Wyeth will be responsible for development of such products, including conducting clinical trials and obtaining and maintaining regulatory approval. We will remain the owner of all U.S. regulatory filings and approvals relating to the subcutaneous and intravenous forms of MNTX. Wyeth will be the owner of all U.S. regulatory filings and approvals related to the oral form of MNTX. Wyeth will be the owner of all regulatory filings and approvals outside the United States relating to all forms of MNTX.

Wyeth is responsible for the commercialization of the subcutaneous, intravenous and oral products throughout the world, will pay all costs of commercialization of all products, including all manufacturing costs, and will retain all proceeds from the sale of the products, subject to the royalties payable by Wyeth to us. Decisions with respect to commercialization of any products developed under the Collaboration Agreement will be made solely by Wyeth.

We will transfer to Wyeth, at a mutually agreeable time, all existing supply agreements with third parties for MNTX and will sublicense any intellectual property rights to permit Wyeth to manufacture MNTX, during the development and commercialization phases of the Collaboration Agreement, in both bulk and finished form for all products worldwide.

We have an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the products developed under the Collaboration Agreement, subject to certain conditions. The extent of our co-promotion activities and the fees that we will be paid by Wyeth for these activities, will be established when we exercise our option. Wyeth will record all sales of products worldwide (including those sold by us, if any, under a Co-Promotion Agreement). Wyeth may terminate any Co-Promotion Agreement if a top 15 pharmaceutical company acquires control of us. Wyeth has agreed to certain limitations on its ability to purchase our equity securities and to solicit proxies.

The Collaboration Agreement extends, unless terminated earlier, on a country-by-country and product-by-product basis, until the last to expire royalty period, as defined, for any product. Progenics may terminate the Collaboration Agreement at any time upon 90 days of written notice to Wyeth (30 days in the case of breach of a payment obligation) upon material breach that is not cured. Wyeth may, with or without cause, following the second anniversary of the first commercial sale, as defined, of the first commercial product in the U.S., terminate the Collaboration Agreement by providing Progenics with at least 360 days prior written notice of such termination. Wyeth may also terminate the agreement (i) upon 30 days written notice following one or more serious safety or efficacy issues that arise, as defined, and (ii) at any time, upon 90 days written notice of a material breach that is not cured by Progenics. Upon termination of the Collaboration Agreement, the ownership of the license we granted to Wyeth will depend on the party that initiates the termination and the reason for the termination.

Purchase of Rights from MNTX Licensors

On December 22, 2005, we and our wholly-owned subsidiary, Progenics Pharmaceuticals Nevada, Inc., (collectively, “we”) acquired certain rights for our lead investigational drug, methylnaltrexone (“MNTX”), from several of our licensors.

In 2001, we entered into an exclusive sublicense agreement with UR Labs, Inc. (“URL”) to develop and commercialize MNTX (the “MNTX Sub-license”) in exchange for rights to future payments resulting from the MNTX Sub-license. In 1989, URL obtained an exclusive license to MNTX, as amended, from the University of Chicago (“UC”) under an Option and License Agreement dated May 8, 1985, as amended (the “URL-Chicago License”). In 2001, URL also entered into an agreement with certain heirs of Dr. Leon Goldberg (the “Goldberg Distributees”), which provided them with the right to receive payments based upon revenues received by URL from the development of the MNTX Sub-license (the “URL-Goldberg Agreement”).

On December 22, 2005, we entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) by and among Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc., UR Labs, Inc. and the shareholders of UR Labs, Inc. (the “URL Shareholders”), under which we acquired substantially all of the assets of URL, comprised of its rights under the URL-Chicago License, the MNTX Sub-license and the URL-Goldberg Agreement, thus assuming URL’s rights and responsibilities under those agreements and extinguishing our obligation to make royalty and other payments to URL.

On December 22, 2005, we entered into an Assignment and Assumption Agreement with the Goldberg Distributees, under which we assumed all rights and obligations of the Goldberg Distributees under the URL-Goldberg Agreement, thereby extinguishing URL’s (and consequentially, our) obligations to make payments to the Goldberg Distributees. Although we are no longer obligated to make payments to URL or the Goldberg Distributees, we are required to make future payments (including royalties) to the University of Chicago that would have been made by URL.

In consideration for the assignment of the Goldberg Distributees’ rights and of the acquisition of the assets of URL described above, we issued, on December 22, 2005, a total of 686,000 shares of our common stock, with a fair value of $15.8 million, based on a closing price of our common stock of $23.09, and paid a total of $2.6 million in cash (representing the opening market value, $22.85 per share, of 114,000 shares of Progenics’ common stock on the date of the acquisition) to the URL Shareholders and the Goldberg Distributees and paid $310,000 in transaction fees.

Joint Venture with Cytogen Corporation.

We have a 50% interest in PSMA LLC. We were required to fund the first $3.0 million of PSMA LLC’s research and development costs. Prior to reaching $3.0 million of such costs, we recognized reimbursements on a net basis and did not recognize any revenue from PSMA LLC. During the fourth quarter of 2001, we surpassed the $3.0 million threshold, at which time we began recognizing revenue for services and costs being provided to and paid by PSMA LLC. Our revenues from PSMA LLC do not result in significant net cash flows to us, since they are relatively minor in comparison to our expenses and, because they are offset in part by capital contributions that we must make to PSMA LLC.

PSMA LLC’s research and development programs and other operations are conducted on its behalf by us, Cytogen and third party providers. We and Cytogen are compensated by PSMA LLC for our services provided to PSMA LLC and are reimbursed for costs we pay on its behalf. From June 1999 through January 2004, our services to PSMA LLC were provided pursuant to the terms of a services agreement. The services agreement, as extended, expired effective January 31, 2004. Since then we and Cytogen have not agreed upon the terms of a replacement services agreement although both parties have continued to provide services to PSMA LLC (and have been compensated for these services). The Members have not currently approved a work plan or budget for 2006 and, therefore, beginning on January 1, 2006, we will not recognize revenue from PSMA LLC until such time as a work plan and budget are approved. The level of future revenues we derive from PSMA LLC will depend on the nature and amount of research and development services requested of us by PSMA LLC as well as the future financial position of PSMA LLC.

Our and Cytogen’s respective levels of commitment to fund PSMA LLC is based on annual budgets and work plans that are developed and approved by the parties. Each annual budget is intended to provide for sufficient funds to conduct the research and development projects specified in the work plan for the then-current year. During June 2005, we and Cytogen approved a work plan and a corresponding budget for the year ended December 31, 2005. Capital contributions, totaling $7.9 million, were made by the Members during the year ended December 31, 2005, half of which was contributed by each of the Members. Contributions totaling $1.0 million, made in January 2005, were used to fund obligations for work performed under the approved 2004 work plan, which amount is included in the total contributions for the 2005 periods set forth above. We have in the past experienced delays in reaching agreement with Cytogen regarding budget issues and strategic and operational matters relating to PSMA LLC. PSMA LLC currently has no approved 2006 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to PSMA LLC. However, we and Cytogen are required to fulfill obligations under existing contractual commitments as of December 31, 2005. Although work on the PSMA projects continues, if we do not reach an agreement regarding the 2006 budget and work plan, the programs conducted by PSMA LLC would likely be delayed or halted, and our capital commitments to, and revenues associated with, PSMA LLC would be reduced or eliminated. We may not reach an agreement with Cytogen on these matters.

The work plan and budget for 2005 included funding to be made by PSMA LLC in accordance with a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”), entered into in June 2005. Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to PSMA LLC. Under the license, PSMA LLC has the right to use the ADC Technology to link cell-killing drugs to PSMA LLC’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI also is required to provide technical information to PSMA LLC related to implementation of the licensed technology, which period may be extended upon payment of an additional fee. PSMA LLC may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). PSMA LLC is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. PSMA LLC may sublicense the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. PSMA LLC made a $2.0 million technology access payment to SGI, upon execution of the SGI Agreement during September 2005, following a capital contribution by the Members (see above). The SGI Agreement requires PSMA LLC to make maintenance payments during the term of the SGI Agreement, payments, aggregating $15.0 million, upon the achievement of certain defined milestones, and royalties, on a percentage of net sales, as defined, to SGI and its Licensors. In the event that SGI provides materials or services to PSMA LLC under the SGI Agreement, SGI will receive supply and/or labor cost payments from PSMA LLC at agreed upon rates. Unless terminated earlier, the SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. The ability of PSMA LLC to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of PSMA LLC in future years.

According to the LLC Agreement that established PSMA LLC, we may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA-related technologies. In consideration of our initial incremental capital contribution of $3.0 million of PSMA LLC research expenditures, we may retain $3.0 million of such government grant funding. To the extent that we retain grant revenue in respect of work for which we have also been compensated by PSMA LLC, the remainder of the $3.0 million to be retained by us is reduced and we record an adjustment in our financial statements to reduce both joint venture losses and contract revenue from the joint venture. Such adjustments were $1,311,000, $762,000 and $927,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and $3.0 million cumulatively through December 31, 2005.

Results of Operations  (amounts in thousands)

Years Ended December 31, 2004 and 2005

Revenues:

We recognized $2,008 and $988 of revenue for research and development services performed for PSMA LLC during the years ended December 31, 2004 and 2005, respectively. The decrease is due to the slower pace of research and development activities on the PSMA projects in 2005 and an increase in grant revenue recognized by the Company from awards related to research and development services performed for PSMA LLC, which effectively decreases contract research and development from joint venture. Proceeds received from grants related to PSMA LLC and for which we have also been compensated by the JV for services provided were $762 in the 2004 period and $1,311 in the 2005 period.  As described above, we have reflected in the accompanying consolidated financial statements adjustments to decrease both joint venture losses and contract revenue from the joint venture in respect of such amounts.

Revenues from research grants and contracts increased from $7,483 in the year ended December 31, 2004 to $8,432 in the corresponding period in 2005. The increase resulted from a greater amount of work performed under the grants in the 2005 period, some of which allowed greater spending limits, including $13.1 million in new grants we were awarded during 2005, $10.1 million of which will partially fund our PRO 140 program over a three and a half year period. In addition, there was increased activity under the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”). The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. Our scientists are the principal investigators under the contract and head the vaccine development effort. The vaccine design and animal testing core groups under a subcontract are headed by existing academic collaborators of ours. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of December 31, 2005) is subject to achievement of specified milestones.

Revenues from product sales decreased from $85 for the year ended December 31, 2004 to $66 for the year ended December 31, 2005. We received fewer orders for research reagents during 2005.

Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, and product manufacturing costs. Research and development expenses, including license fees, increased $27,774 from $36,063 in the year ended December 31, 2004 to $63,837 in the corresponding period in 2005, as follows:

	Year Ended December 31,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits	$12,193	$14,009	$ 1,816	15%
Company-wide compensation increases and an increase in average headcount from 111 to 117 for the years ended December 31, 2004 and 2005, respectively, in the research and development, manufacturing and clinical departments, including the hiring of our Vice President, Quality in July 2005.

Clinical trial costs	8,675	10,493	1,818	21
Increase primarily related to MNTX ($905) due to a higher level of activity in the 301 and 302 trials and their extension studies in the 2005 period than in the 301 trial in the 2004 period. Also, increases in GMK ($765), due to increased enrollment in the 2005 period, and HIV ($148), resulting from an increase in the PRO 140 phase 1 and phase 1b trial activity in the 2005 period.

Laboratory supplies	3,762	5,292	1,530	41
Increases in MNTX ($916) due to increased costs of manufacturing MNTX for clinical trials, HIV ($446) due to preparation of materials for the phases 1 and 1b PRO 140 clinical trials and an increase in basic research in 2005 and GMK ($218) related to manufacturing materials for the ongoing phase 3 clinical trial, partially offset by a decrease in other projects ($50), as research and development activity focused on clinical trials in the areas of MNTX and HIV rather than on other areas of basic research.

Contract manufacturing and subcontractors	5,371	5,836	465	9
Increase in MNTX ($161) and HIV ($609), partially offset by decreases in GMK ($14) and other projects ($291). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required.

Consultants	1,646	3,609	1,963	119
Increases in MNTX ($1,845) and HIV ($210) and other projects ($35), partially offset by a decrease in GMK ($127). These expenses are related to monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

License fees	390	20,418	20,028	5,135
Increase primarily related to payments to UR Labs and the Goldberg Distributees (see “Overview — Purchase of Rights from MNTX Licensors”), licensors of MNTX ($19,205) and related to our HIV program ($823).

Operating expenses	4,026	4,180	154	4	Increase primarily due to an increase in rent, utility and facilities expenses ($354), partially offset by a decrease in other operating expenses and travel ($200) in 2005.
Total	$ 36,063	$ 63,837	$ 27,774	77%

A major portion of our spending has been, and we expect will continue to be, associated with MNTX, although beginning in 2006, Wyeth will fund all of our development activities related to MNTX. Spending for our PRO 140 program is expected to increase in 2006, while spending for other programs is expected to remain relatively stable or decline.

General and administrative expenses increased from $12,580 in the year ended December 31, 2004 to $13,565 in the corresponding 2005 period, as follows:

	Year Ended December 31,
Category	2004	2005	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits	$4,057	$ 5,895	$1,838	45%
Increase due to compensation increases, including bonuses. For the years ended December 31, 2004 and 2005, respectively, average headcount remained stable, although we hired our General Counsel in June 2005 and one senior executive departed in April 2005.

Consulting and professional fees	5,336	4,488	(848)	(16)
Decrease due primarily to a decrease in recruiting ($88) and audit fees, including fees for internal control readiness and the auditing of internal controls over financial reporting ($1,332), partially offset by increases in consultants ($560) and legal and patent fees ($25).

Operating expenses	2,860	2,789	(71)	(2)	Decrease in insurance ($13) and other operating expenses ($124), partially offset by an increase in rent, utilities and facilities costs ($66).
Other	327	393	66	20	Increased investor relations ($109) and conference ($40) costs, partially offset by a decrease in corporate sales and franchise taxes ($83).
Total	$12,580	$ 13,565	$ 985	8%

We expect general and administrative expenses to increase during 2006 due to an increase in operating expenses related to an increase in headcount.

Loss in joint venture decreased from $2,134 in the year ended December 31, 2004 to $1,863 in the corresponding period in 2005. During 2005, research and development expenses, including license fees to collaborators of the JV, were higher than in 2004; lower research and development expenses in 2005 were more than offset by a $2.0 million license fee made by PSMA LLC in 2005 to Seattle Genetics, Inc. (see “Overview” above). However, as further described above, we recognized $762 and $1,311 in the years ended December 31, 2004 and 2005, respectively, of payments received from the NIH as a reduction to joint venture losses and contract revenue from the joint venture. Therefore, overall, loss in joint venture was lower in 2005 than in 2004.

Depreciation and amortization increased from $1,566 in the year ended December 31, 2004 to $1,748 in the corresponding period in 2005 as we purchased capital assets and made leasehold improvements in 2005 to increase our manufacturing capacity.

Other income:

Interest income increased from $780 in the year ended December 31, 2004 to $2,299 in the corresponding period in 2005. Interest income, as reported, is the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the years ended December 31, 2004, and 2005, investment income increased from $1,420 to $2,569, respectively, due to a higher average balance of cash equivalents and marketable securities resulting from our three public offerings in 2005, than in 2004 and higher interest rates in 2005. Amortization of premiums, which is included in interest income, decreased from $640 to $270 for the years ended December 31, 2004 and 2005, respectively.

Income taxes:

For the year ended December 31, 2005, although we had a pre-tax net loss of $69.2 million, we had taxable income due primarily to the $60 million upfront payment received from Wyeth and the $18.4 million cash and common stock paid to UR Labs and the Goldbergs, which were treated differently for book and tax purposes. For book purposes, payments made to UR Labs and the Goldbergs Distributees were expensed in the period the payments were made. However, for tax purposes, the UR Labs transaction was a tax-free re-organization and will never result in a deduction for tax purposes and the payments to the Goldberg Distrbutees have been capitalized as an intangible license asset and will be deducted for tax purposes over a fifteen year period. We have, therefore, recognized an income tax provision for the effect of the Federal and state alternative minimum tax. For the year ended December 31, 2004, we had losses both for book and tax purposes.

Net loss:

Our net loss was $42,018 for the year ended December 31, 2004 compared to a net loss of $69,429 in the corresponding period in 2005.

Years Ended December 31, 2003 and 2004

Revenues:

We recognized $2,486 and $2,008 of revenue for research and development services performed for the joint venture during the years ended December 31, 2003 and 2004, respectively. Proceeds received from grants related to the joint venture for which we have also been compensated by PSMA LLC for services provided were $927 in 2003 and $762 in 2004. As described above, we have reflected in the accompanying financial statements adjustments to decrease both joint venture losses and contract revenue from the joint venture in respect of such amounts.

Revenues from research grants and contracts increased from $4,826 in the year ended December 31, 2003 to $7,483 in the corresponding period in 2004. The increase resulted from the funding of a greater number of grants in 2004 and from increased activity under the NIH Contract. The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. Our scientists are the principal investigators under the contract and head the vaccine development effort. Existing academic collaborators of ours head the vaccine design and animal testing core groups under a subcontract. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $90 had been recognized as revenue as of December 31, 2004) is subject to achievement of specified milestones. Based on our currently approved grants, the NIH Contract and planned grant submissions, we expect revenues from grants and contracts to remain at the current level or increase somewhat over the next five years.

Revenues from product sales decreased from $149 for the year ended December 31, 2003 to $85 for the year ended December 31, 2004. We received fewer orders for research reagents during 2004.

Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with MNTX. Research and development expenses, including license fees, increased $8,822 from $27,241in the year ended December 31, 2003 to $36,063 in the corresponding period in 2004, as follows:

	Year Ended December 31,
Category	2003	2004	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits	$8,767	$ 12,193	$ 3,426	39%
Company-wide compensation increases and an increase in average headcount from 90 to 111 for the years ended December 31, 2003 and December 31, 2004, respectively, in the research and development, manufacturing and medical departments.

Clinical trial costs	4,194	8,675	4,481	107	Increase due to MNTX ($4,447) as phase 3 trials expanded and GMK ($64) due to increased patient enrollment, partially offset by decreases in HIV ($25) and other programs ($5).
Laboratory supplies	2,665	3,762	1,097	41	Increase in MNTX ($527), HIV ($149), GMK ($96) and other programs ($325) due to preparation of materials for clinical trials and an increase in basic research.
Contract manufacturing and subcontractors	7,314	5,371	(1,943)	(27)
Decrease due to decline in MNTX ($976) and HIV ($1,232), partially offset by an increase in and GMK ($31) and other programs ($234).These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required.

Consultants	895	1,646	751	84
Increase due to MNTX ($884) and GMK ($134), partially offset by decreases in HIV ($38) and other programs ($229). These expenses are related to monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

License fees	867	390	(477)	(55)	Decrease related to lower payments to licensors in our GMK ($102), MNTX ($50) and other ($500) programs. In addition, there was an increase in our payments related to our HIV ($175) program.
Operating expenses	2,539	4,026	1,487	59	Increase primarily due to increased rent and facility ($1,145) and other ($342) costs in 2004 over those in 2003.
Total	$27,241	$36,063	$ 8,822	32%

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

General and administrative expenses increased from $8,029 in the year ended December 31, 2003 to $12,580 in the corresponding 2004 period, as follows:

	Year Ended December 31,
Category	2003	2004	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits	$3,517	$4,057	$ 540	15%	Increase due to salary increases for officers and other employees partially offset by the departure of one senior executive in April 2004.
Consulting and professional fees	1,956	5,336	3,380	173
Increase due to an increase in recruiting ($201), audit fees, including audit fees for internal control over financial reporting ($1,782), additional legal and patent costs ($1,337), Board of Director fees ($111) and consultants ($47), partially offset by a decrease in other ($98) in the 2004 period.

Operating expenses	2,277	2,860	583	26	Increase in rent and facility costs ($376), insurance costs ($26), travel ($91) and other costs ($90).
Other	279	327	48	17	Increase primarily related to increased investor relations costs ($31) and corporate sales and franchise taxes ($28) and a decrease in conference fees ($11).
Total	$8,029	$12,580	$4,551	57%

Loss in joint venture decreased from $2,525 in the year ended December 31, 2003 to $2,134 in the corresponding period in 2004 due primarily to higher research and development expenses in 2003 than in 2004. As further described above, we recognized $927 and $762 in the years ended December 31, 2003 and 2004, respectively, of payments received from the NIH as a reduction to joint venture losses and contract revenue from the joint venture.

Depreciation and amortization increased from $1,273 in the year ended December 31, 2003 to $1,566 in the corresponding period in 2004 as we purchased capital assets and made leasehold improvements in 2004 to increase our manufacturing capacity.

Other income:

Interest income increased from $621 in the year ended December 31, 2003 to $780 in the corresponding period in 2004. The balance of interest income is the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the years ended December 31, 2003, and 2004, investment income increased from $1,265 to $1,420, respectively, due to a higher average balance of cash equivalents and marketable securities in 2004 than in 2003 and higher interest rates in 2004. Amortization of premiums, which is included in interest income, decreased from $644 to $640 for the years ended December 31, 2003 and 2004, respectively. In November 2003, we completed a public offering of 3,332 shares of our common stock, which provided $49,771, net of expenses.

Net loss:

Our net loss was $30,986 for the year ended December 31, 2003 compared to a net loss of $42,018 in the corresponding period in 2004.

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

During the year ended December 31, 2005, we completed three public offerings of common stock, pursuant to Form S-3 shelf registrations that we had filed with the Securities and Exchange Commission (“SEC”) in 2004 and 2005, which provided us with a total of $121.6 million in net proceeds from the sale of 6,307,467 shares. In January 2006, we registered an additional 4.0 million shares of our common stock, pursuant to the SEC’s shelf registration process, for future sales. However, there can be no assurance that we will be able to complete any further securities transactions. In addition, we received an upfront payment of $60.0 million from Wyeth in connection with signing the license and co-development agreement. See “Overview - Collaboration with Wyeth Pharmaceuticals”.

At December 31, 2005, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $173.1 million compared with $31.2 million at December 31, 2004. Net cash provided by operating activities for the year ended December 31, 2005 was $11.1 million compared with net cash used in operating activities of $36.9 million for the same period in 2004. The increase of $48.0 million of cash provided by operations resulted primarily from an increase in our net loss of $27.4 million to $69.4 million for the year ended December 31, 2005, mostly due to increased research and development activity in 2005, which decreased cash provided by operations and which was partially offset by an increase of $60.0 million in deferred revenue from the upfront license payment made to us by Wyeth, which increased cash provided by operations. Our cash provided by operations was also increased from 2004 to 2005 as a result of the following increases in non-cash expenses, which partially offset the $27.4 million increase in our net loss, noted above:

•	$15,839,000 related to the purchase of rights from our licensors of MNTX in exchange for our common stock (See “Overview - Purchase of Rights from Licensors of MNTX”); and

•
$1,681,000 of non-cash amortization of unearned compensation resulting from the issuance to employees of restricted stock during 2004 and 2005 and from the issuance of compensatory stock options to executive officers and non-employees;

Cash provided by operating activities, period over period, was also:

•
increased by $278,000 resulting from a decrease in loss in joint venture, as reported after adjustment, of $271,000, which was offset by an increase of $549,000 due to the adjustment to loss in joint venture. As described above, we reduce our revenue from the joint venture and our loss in the joint venture by the amount we receive from PSMA-related grant funding up to a cap of $3.0 million. The increase of $278,000 in loss in joint venture before the adjustment resulted from decreased research and development costs in 2005, which were more than offset by a $2.0 million license payment that was paid in 2005. We account for PSMA LLC by using the equity method and record 50% of PSMA LLC’s net loss as our loss in joint venture.

•
decreased by $2,000,000 due to additional capital contributions to PSMA LLC upon approval of a work plan and a budget by the Members, in June 2005, for the year ended December 31, 2005. The 2005 work plan and budget required greater capital contributions during 2005 than did the corresponding 2004 work plan and budget;

•	decreased by $1,854,000 from an increase in trade accounts receivable, mostly for reimbursement of our fourth quarter 2005 expenses under our grants and contract with the NIH; and

•	increased by $728,000 due to an increase in accounts payable and accrued expenses, as the pace of our research and development activities, especially for MNTX, increased in 2005 over that in 2004.

Net cash used in investing activities was $81.3 million for the year ended December 31, 2005 compared with net cash provided by investing activities of $24.8 million for the same period in 2004. Net cash used in investing activities for the year ended December 31, 2005 resulted primarily from the sale of $124.9 million of marketable securities offset by the purchase of $205.3 million of marketable securities following the three public offerings of our common stock in 2005. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. In addition, we also purchased $0.9 million of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional manufacturing space.

Net cash provided by financing activities was $132.0 million for the year ended December 31, 2005 as compared with $5.4 million for the same period in 2004. The net cash provided by financing activities for 2005 includes $121.6 million in net proceeds that we received from the sale of approximately 6.3 million shares of our common stock during 2005. In addition, both periods reflect the exercise of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans. During 2006, we expect that cash received from exercises under such plans will decrease from the amount received during 2005 since a major portion of exercises during 2005 were of options from a former executive.

In December 2005, we entered into a license and co-development agreement with Wyeth for the development and commercialization of MNTX (See “Overview - Collaboration with Wyeth Pharmaceuticals”). In addition to the upfront payment of $60 million that we received in connection with signing that agreement, Wyeth will fund all development and commercialization costs of MNTX and will make payments to us when we achieve certain milestone events or when Wyeth completes certain contingent activities. Thus, our cash outlays for our development obligations under that agreement will be fully reimbursed by Wyeth, allowing us to fund our other research and development projects with our available cash. In addition, our purchase of rights from our MNTX licensors in December 2005 (see “Overview - Purchase of Rights from MNTX Licensors”) will extinguish our cash payments that would have been due to those licensors in the future upon the achievement of certain events, including sales of MNTX products. We will, however, continue to be responsible to make payments (including royalties) to the University of Chicago upon the occurrence of certain events.

Under the terms of our joint venture with Cytogen, we are required to make capital contributions to fund 50% of the spending on the PSMA projects. Our and Cytogen’s level of commitment to fund PSMA LLC is based on annual budgets that are developed and approved by the parties. During June 2005, the Members approved a work plan and budget for the year ended December 31, 2005. We and Cytogen each contributed $0.5 million during the three months ended March 31, 2005, which was used to fund the obligations outstanding related to work performed in 2004 under the approved 2004 budget and work plan. During the remainder of 2005, we and Cytogen each made cash payments of $3.45 million ($6.9 million in the aggregate), for work performed under the 2005 approved budget through December 31, 2005.

For the year ended December 31, 2005, we recognized approximately $988,000 of contract research and development revenue for services performed on behalf of PSMA LLC. Our revenues from PSMA LLC do not result in significant net cash flows to us, since they are relatively minor in comparison to our expenses and because they are offset in part by capital contributions that we are required to make to PSMA LLC. PSMA LLC currently has no approved 2006 budget or work plan because we and Cytogen have not yet reached agreement with respect to a number of matters relating to PSMA LLC. Until we reach agreement with Cytogen regarding the 2006 budget and work plan, we will not know what, if any, commitment we will have to PSMA LLC to fund PSMA projects. However, we and Cytogen are required to fulfill obligations under existing contractual commitments as of December 31, 2005. Although work on the PSMA projects continues, if we do not reach an agreement regarding the 2006 budget and work plan, our capital commitments to, and our revenues associated with, PSMA LLC would be reduced or eliminated.

During June 2005, PSMA LLC entered into a collaboration agreement with SGI (see “Overview”), to license certain technology, which required PSMA LLC to make a $2.0 million technology access fee payment. The SGI Agreement also requires the payment of maintenance fees, payments, aggregating $15.0 million, upon achievement of defined milestone events and royalties on net sales of any products approved by the FDA. The PSMA monoclonal antibody research and development project, for which the SGI licensed technology will be used, is currently in the preclinical stage. Therefore, milestone and royalty payments, if any, other than a preclinical milestone payment, which may be due sooner, will not be due for at least three years.

Our total expenses for research and development from inception through December 31, 2005 have been approximately $221.9 million. We currently have major research and development programs investigating symptom management and supportive care, HIV-related diseases and cancer. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. We have entered into a collaboration agreement with Wyeth with respect to MNTX, pursuant to which Wyeth has assumed all of the financial responsibility for further development. As we proceed with our development responsibilities under our MNTX programs, although we expect that our spending on MNTX will increase significantly during 2006, our cash outlays will be reimbursed by Wyeth. We also expect that spending on our PRO 140 HIV program will increase and that spending on our other programs will remain relatively stable in 2006.

For the years ended December 31, 2003, 2004 and 2005, research and development costs incurred were as follows (see “Results of Operations—Expenses”):

	For the Year Ended December 31,
	2003	2004	2005
	(in millions)
MNTX	$11.7	$19.7	$43.8
HIV	7.5	8.3	11.7
Cancer	4.5	5.9	6.6
Other programs	3.5	2.2	1.7
Total	$27.2	$36.1	$63.8

In September 2003, we were awarded a contract by the National Institutes of Health (the “NIH Contract”). The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program. Our scientists are the principal investigators under the contract and head the vaccine development effort. The vaccine design and animal testing core groups under a subcontract will be headed by existing academic collaborators of ours. A total of approximately $3.7 million is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through December 31, 2005, we had recognized revenue of $6.0 million from this contract, including $180,000 for the achievement of two milestones.

In July and September 2005, we were awarded a total of two grants from the NIH, which provide for up to $3.0 million and $10.1 million, respectively, in support for our hepatitis C virus research program and PRO 140 HIV development program, respectively, to be awarded over a three year and a three and a half year period, respectively. Funding under those grants is subject to compliance with their terms, and is subject to annual funding approvals. Through December 31, 2005, we recognized $811,000 of revenue from those grants.

Other than amounts received from Wyeth and from currently approved grants and contracts, we have no committed external sources of capital. Other than potential revenues from MNTX, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

We anticipate significant increases in expenditures as we continue to expand our research and development activities, particularly in our MNTX and PRO 140 programs. Consequently, while Wyeth will fund our MNTX programs, we may require additional funding to continue our other research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our other product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions. Our manufacturing and commercialization expenses for MNTX will be funded by Wyeth. However, if we exercise our option to co-promote MNTX products in the U.S., we will be required to establish and fund a sales force, which we currently do not have. If we commercialize any other product candidate other than with a corporate collaborator, we would also require additional funding to establish manufacturing and marketing capabilities.

Our existing cash, cash equivalents and marketable securities are sufficient to fund current operations for at least one year. Our current collaboration with Wyeth has provided us with a $60 million upfront payment and will, beginning in January 2006, reimburse our development costs for MNTX and provide milestone and other contingent payments upon the achievement of certain events. Wyeth will also fund all commercialization costs of MNTX products. We may also enter into a collaboration agreement with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of the agreement with Wyeth allows us to allocate our current funds to advance other projects.

Unless we obtain regulatory approval from the FDA for at least one of our product candidates and/or enter into agreements with corporate collaborators with respect to the development of our technologies in addition to that for MNTX, we will be required to fund our operations for periods in the future, by seeking additional financing through future offerings of equity or debt securities or funding from additional grants and government contracts. Adequate additional funding may not be available to us on acceptable terms or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases, licensing and collaboration agreements, a potential funding commitment to PSMA LLC related to its previous contractual obligations and a purchase commitment with our supplier of MNTX. The following table summarizes our contractual obligations as of December 31, 2005 for future payments under these agreements:

		Payments due by December 31,
	Total	2006	2007-2008	2009-2010	Thereafter
		( in millions)
Operating leases	$4.7	$1.7	$2.1	$0.9	$
License and collaboration agreements (1)	14.4	1.4	2.1	1.9		9.0
Funding commitment to PSMA LLC (2)	0.7	0.7
Purchase commitment	0.8	0.8
Total	$20.6	$4.6	$4.2	$2.8		$9.0
_______________

(1)
Assumes attainment of milestones covered under each agreement. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table.

(2)	The Members have not agreed on a work plan or budget for PSMA LLC for 2006. However, the Members are required to fulfill obligations under existing contractual commitments as of December 31, 2005.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Our significant accounting policies are disclosed in Note 2 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2005. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

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

Revenue Recognition

During the years ended December 31, 2003, 2004 and 2005, we recognized revenue from PSMA LLC for contract research and development; from government research grants and contracts from the National Institutes of Health (the “NIH”), which are used to subsidize certain of our research projects (“Projects”); and from the sale of research reagents. On December 23, 2005, we entered into a license and co-development agreement with Wyeth, which includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We recognize revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”.

Effective January 1, 2005, we elected to change the method we use to recognize revenue under SAB 104 for payments received under research and development collaboration agreements that contain substantive at-risk milestone payments. There was no cumulative effect of this change in accounting principle because we did not have any of these contracts at the time of the change. The change in accounting method was made because we believe that it will enhance the comparability of our financial results with those of our peer group companies in the biotechnology industry and because it is expected to better reflect the substance of our collaborative arrangements.

Under the new method, non-refundable upfront license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. We would recognize upfront license payments as revenue upon delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations, typically including research or steering committee services, could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations could not be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments would be recognized as revenue over the estimated period of when our performance obligations are performed.

Whenever we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents will typically be used as the measure of performance. Under the proportionate performance method, revenue related to upfront license payments is recognized in any period as the percent of actual effort expended in that period relative to total effort budgeted for all of our performance obligations under the arrangement.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement and the performance obligations are provided on a best-efforts basis, then the total upfront license payments would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. In addition, if we are involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, we assess whether our involvement constitutes a performance obligation or a right to participate.

Collaborations may also contain substantive milestone payments. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (1) the milestone payments are non-refundable; (2) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment (the “Substantive Milestone Method”).

Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed under either the proportionate performance or straight-line methods, as applicable, and in accordance with the policies described above.

We will recognize revenue for payments that are contingent upon performance solely by our collaborator immediately upon the achievement of the defined event if we have no related performance obligations.

Reimbursement of costs is recognized as revenue provided the provisions of EITF Issue No. 99-19 are met, the amounts are determinable and collection of the related receivable is reasonably assured.

Royalty revenue is recognized upon the sale of related products, provided that the royalty amounts are fixed and determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement. If royalties are received when we have remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and, therefore, would be recognized as such performance obligations are performed under either the proportionate performance or straight-line methods, as applicable, and in accordance with the policies described above.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ended December 31, 2006 are classified as long-term deferred revenue. As of December 31, 2005, relative to the $60 million upfront license payment received from Wyeth, we have recorded $23.58 million and $36.42 million as short-term and long-term deferred revenue, respectively, which is expected to be recognized as revenue through 2008. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget for the Wyeth collaboration agreement for our total effort required to complete our performance obligations under that arrangement. That estimate may change in the future and such changes to estimates would result in a change in the amount of revenue recognized in future periods.

Previously, we had recognized non-refundable fees, including payments for services, up-front licensing fees and milestone payments, as revenue based on the percentage of efforts incurred to date, estimated total efforts to complete, and total expected contract revenue in accordance with EITF Issue No. 91-6, “Revenue Recognition of Long-Term Power Sales Contracts,” with revenue recognized limited to the amount of non-refundable fees received. Depending on the magnitude and timing of milestone payments, revenue may be recognized sooner under the Substantive Milestone Method than it would have been under the EITF 91-6 model. The accounting change did not affect revenue from NIH grants and contracts, services performed on behalf of PSMA LLC, or from product sales.

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

Both we and Cytogen are required to fund PSMA LLC equally to support ongoing research and development efforts that we conduct on behalf of PSMA LLC. We recognize payments for research and development as revenue as services are performed. The Members have not approved a work plan or budget for 2006. Therefore, beginning on January 1, 2006, we will not be reimbursed by PSMA LLC for our services and we will not recognize revenue from PSMA LLC until such time as a work plan and budget are approved.

For the years ended December 31, 2003, 2004 and 2005, our research grant and contract and contract research and development revenue came exclusively from the NIH and PSMA LLC, respectively. Our research grant and contract revenue represented 65%, 78 % and 89% of our total revenue, respectively, and contract research and development revenue represented 33%, 21% and 10% of our total revenue, respectively. For the years ended December 31, 2003, 2004 and 2005, receivables from the NIH represented 84% and 99% of total receivables, respectively, and receivables from PSMA LLC represented 15% and 0 % of total receivables, respectively.

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed based on the expected total number of patients in the trial, the rate at which the patients enter the trial and the period over which the clinical investigators and clinical research organizations are expected to provide services. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. We expect that clinical trial expenses will increase significantly during 2006 as clinical trials progress or are initiated in the MNTX and HIV programs. Our collaboration agreement with Wyeth regarding MNTX in which Wyeth has assumed all of the financial responsibility for further development will mitigate those costs.

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

On January 1, 2006, we adopted Statement of Financial Accounting Standards No.123 (revised 2004) “Share-Based Payment” (“SFAS No.123(R)”) using the modified prospective application. SFAS No.123(R) requires that we recognize compensation expense for equity-based awards to employees in our Statements of Operations rather than as a disclosure only in the footnotes to our financial statements, as was required under previous accounting principles. Therefore, the assumptions we incorporate in the Black-Scholes option pricing model that we use to value our equity-based awards will impact our net loss and net loss per share. In anticipation of the adoption of SFAS No.123(R), we have revised certain assumptions used in the Black-Scholes option pricing model. For all awards granted on or after January 1, 2005, we changed the estimate of expected term from 5 years to 6.5 years. The period used to calculate historical volatility of our common stock has also been revised to 6.5 years. The impact of these revisions is expected to increase the amount of compensation expense we recognize as compared to the amount that would have been recognized using the previous estimates. We believe that the revised estimates better reflect the exercise activity of stock options granted to our employees.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123(R), which is a revision of FASB Statement No.123, “Accounting for Stock Based Compensation” (“SFAS No.123”). SFAS No.123(R) supersedes APB 25, and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No.123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, and purchases of common stock under the Company’s Employee Stock Purchase Plans, if compensatory, as defined, to be recognized in the financial statements based on their grant-date fair values. The standard allows three alternative transition methods for public companies: modified prospective method; modified retrospective method with restatement of prior interim periods in the year of adoption; and modified retroactive method with restatement of all prior financial statements to include the same amounts that were previously included in pro forma disclosures. Historically, in accordance with SFAS No.123 and Statement of Financial Accounting Standards No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No 148”), the Company had elected to follow the disclosure-only provisions of Statement No.123 and, accordingly, accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, when stock options are issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements and pro forma compensation expense in accordance with SFAS No. 123 is only disclosed in the footnotes to the financial statements. On January 1, 2006, we adopted SFAS No.123(R) using the modified prospective application and the Black-Scholes option pricing model to calculate the fair value of option awards. We expect the impact that SFAS No. 123(R) will have on our results of operations to be material. Total compensation expense related to unvested stock options and restricted stock at January 1, 2006 was $15.3 million, which will be recognized as compensation expense over a weighted average period of 3.6 years.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). We will implement all applicable aspects of SAB 107, including those related to presentation and disclosure requirements under SFAS No.123(R) beginning on January 1, 2006.

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

On November 10, 2005, the FASB staff issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides a transition election related to the accounting for the income tax effects of stock-based-compensation awards upon an entity's adoption of SFAS No. 123(R). The transition election is intended to simplify the calculation of the pool of windfall tax benefits that is available to absorb tax deficiencies, or shortfalls, that may occur in periods subsequent to the adoption of SFAS No.123(R). Determining the pool of windfall tax benefits under SFAS No. 123(R) requires an entity to analyze and reconcile the book and tax records of all stock-based compensation awards dating back to the original effective date of SFAS No.123 in 1995. The FASB staff issued FSP 123(R)-3 because there may be significant cost or complexities involved in determining the pool of windfall tax benefits from the original effective date of SFAS No.123. FSP 123(R)-3 gives entities an election to select an alternative transition method (the short-cut method) for the calculation of the pool of windfall tax benefits as of the adoption date of SFAS No.123(R). We have elected to adopt the short cut method when we adopt SFAS No.123(R) and we expect our pool of windfall tax benefits to be zero on the adoption date because we have had net operating losses since inception.

On February 3, 2006, the FASB issued FASB Staff Position No. FAS 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123(R)-4”). FSP 1232(R)-4 amends SFAS 123(R) to allow options and similar instruments issued as employee compensation to be accounted for as equity instruments rather than as liabilities, as had been required by SFAS 123(R) if the option contains a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control until it becomes probable that the event will occur. An example of such contingent event is a change in control of an employer. The Company does not expect FSP 1232(R)-4 to have a material effect on its financial statements.

On September 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No.154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No.154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No.154 also makes a distinction between "retrospective application" of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No.154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No.154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. We do not expect the impact of adoption of SFAS No. 154 to be material to our financial statements.

On November 3, 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). This FSP, effective January 1, 2006, provides accounting guidance regarding the determination of when an impairment of debt and equity securities should be considered other-than-temporary, as well as the subsequent accounting for these investments. The adoption of this FSP is not expected to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, corporate notes and issues of government-sponsored entities. Our investments totaled $108.9 million at December 31, 2005. Approximately $57.3 million of these investments had fixed interest rates, and $51.6   million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the December 31, 2005 market interest rates would result in a decrease of approximately $0.46 million in the market values of these investments.

At December 31, 2005, the Company did not hold any market risk sensitive instruments.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) during our fiscal quarter ended December  31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Key Management of the Registrant

Our continuing directors, executive officers and key management are as follows:

Name	Age	Position
Kurt W. Briner (1)(2)	61	Co-Chairman
Paul F. Jacobson (1)(2)(3)	51	Co-Chairman
Paul J. Maddon, M.D., Ph.D.	46	Chief Executive Officer, Chief Science Officer and Director
Charles A. Baker (1)(2)(3)	73	Director
Mark F. Dalton (2)(3)	55	Director
Stephen P. Goff, Ph.D.(2)	54	Director
David A. Scheinberg, M.D., Ph.D.	50	Director
Robert A. McKinney, CPA	49	Chief Financial Officer, Senior Vice President, Finance & Operations and Treasurer
Mark R. Baker, J.D.	51	Senior Vice President & General Counsel and Secretary
Thomas A. Boyd, Ph.D.	54	Senior Vice President, Product Development
Robert J. Israel, M.D.	49	Senior Vice President, Medical Affairs
Lynn M. Bodarky, M.B.A.	40	Vice President, Business Development & Licensing
Richard W. Krawiec, Ph.D.	58	Vice President, Corporate Affairs
Alton B. Kremer, M.D., Ph.D.	53	Vice President, Clinical Research
William C. Olson, Ph.D.	43	Vice President, Research & Development
Benedict Osorio, M.B.A.	49	Vice President, Quality
Nitya G. Ray, Ph.D.	53	Vice President, Manufacturing

(1) Member of the Audit Committee
(2) Member of the Nominating and Corporate Governance Committee
(3) Member of the Compensation Committee

Kurt W. Briner is the former President and Chief Executive Officer of Sanofi Pharma S.A. in Paris, France, a position he held from 1988 until his retirement in 2000, and he has nearly 32 years’ experience in the pharmaceutical industry. Mr. Briner is currently also a director of Novo Nordisk Danmark and Galenica S.A., each a European-based pharmaceutical company. He attended Humanistisches Gymnasium in Basel and Ecole de Commerce in Basel and Lausanne.

Paul F. Jacobson has been the Chief Executive Officer of Diversified Natural Products Co., a privately held industrial biotechnology company, since 2003. Mr. Jacobson has also been a general partner of Starting Point Venture Partners, a private investment fund, since 1999. Previously, Mr. Jacobson was Managing Director of fixed income securities at Deutsche Bank from January 1996 to November 1997. He was President of Jacobson Capital Partners from 1993 to 1996. From 1986 to 1993, Mr.  Jacobson was a partner at Goldman, Sachs & Co. where he was responsible for government securities trading activities. Mr. Jacobson received a B.A. from Vanderbilt University and an M.B.A. from Washington University.

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

Charles A. Baker is a business advisor to biotechnology companies. He is the former Chairman, President and Chief Executive Officer of The Liposome Company, Inc., a biotechnology company located in Princeton, New Jersey, a position he held from 1989 until the sale of the company in 2000. Mr. Baker is currently a director of Regeneron Pharmaceuticals, Inc., a biotechnology company. Mr. Baker has 44 years of pharmaceutical industry experience and has held senior management positions at Pfizer, Abbott Laboratories and Squibb Corporation. Mr. Baker received a B.A. from Swarthmore College and a J.D. from Columbia University.

Mark F. Dalton has been the President and a director of Tudor Investment Corporation, an investment advisory company, and its affiliates since 1988 and has been the President and Vice Chairman of such companies since 2005. From 1979 to 1988, he served in various senior management positions at Kidder, Peabody & Co. Incorporated, including Chief Financial Officer. Mr. Dalton is currently a director of several private companies. Mr. Dalton received a B.A. from Denison University and a J.D. from Vanderbilt University Law School.

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

Robert A. McKinney, CPA became our Chief Financial Officer on March 10, 2005. Mr. McKinney has served as our Vice President, Finance & Operations and Treasurer from January 1993 and became our Senior Vice President, Finance and Operations in February 2006. Mr. McKinney joined us in 1992 as Director, Finance and Operations and Treasurer. From 1991 to 1992, he was Corporate Controller at VIMRx Pharmaceuticals, Inc., a biotechnology research company. From 1990 to 1992, Mr. McKinney was Manager, General Accounting at Micrognosis, Inc., a software integration company. From 1985 to 1990, he was an audit supervisor at Coopers & Lybrand LLP, an international accounting firm. Mr. McKinney studied finance at the University of Michigan, received a B.B.A. in accounting from Western Connecticut State University, and is a Certified Public Accountant.

Mark R. Baker, J.D. joined the Company on June 20, 2005 as Senior Vice President & General Counsel and Secretary. Prior to joining the Company Mr. Baker was Chief Business Officer, Secretary and a director of New York Trans Harbor LLC, a privately-held ferry operation in New York City operating under the name New York Water Taxi from January 2003 to June 2005 and Executive Vice President, Chief Legal Officer and Secretary of ContiGroup Companies, Inc. (formerly Continental Grain Company) a privately-held international agri-business and financial concern from September 1997 to August 2001. Mr. Baker began his career in 1979 as a corporate lawyer with the law firm Dewey Ballantine in New York, where he was a partner and Co-Chairman of the Capital Markets Group, among other positions, serving through August 1997. Mr. Baker was awarded an A.B. degree from Columbia College and a J.D. from the Columbia University School of Law.

Thomas A. Boyd, Ph.D. joined us in January 2000 as Senior Director, Project Management and became Vice President, Preclinical Development and Project Management in January 2002 and Senior Vice President, Product Development in June 2005. From 1996 through 2000, Dr. Boyd was Associate Director, R & D Project Management at Boehringer Ingelheim Pharmaceuticals, Inc. and held various positions with Wyeth-Ayerst Research and Alteon, Inc. prior thereto. He received his Ph.D. from Brown University in physiology and biophysics and an A.B. degree from the College of Arts and Sciences, Cornell University.

Robert J. Israel, M.D. joined us as Vice President, Medical Affairs in October 1994 and was promoted to Senior Vice President, Medical Affairs in 2002. From 1991 to 1994, Dr. Israel was Director, Clinical Research-Oncology and Immunohematology at Sandoz Pharmaceuticals Corporation. From 1988 to 1991, he was Associate Director, Oncology Clinical Research at Schering-Plough Corporation. Dr.  Israel is a licensed physician and is board certified in both internal medicine and medical oncology. He received a B.A. in physics from Rutgers University and an M.D. from the University of Pennsylvania and completed an oncology fellowship at Sloan-Kettering. Dr.  Israel has been a consultant to the Solid Tumor Service at Sloan-Kettering.

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

Richard W. Krawiec, Ph.D. joined us in February 2001 as Vice President, Investor Relations and Corporate Communications and became Vice President, Corporate Affairs in February 2006. Prior to joining Progenics, Dr. Krawiec served as Vice President of Investor Relations and Corporate Communications of Cytogen Corporation from 2000 to 2001. Prior to Cytogen, Dr. Krawiec headed these departments at La Jolla Pharmaceuticals, Inc. during 1999, at Amylin Pharmaceuticals, Inc. from 1993 to 1998 and IDEC Pharmaceuticals, Inc. previously thereto. Previously, Dr. Krawiec was the founder and Editor-In-Chief of Biotechnology Week magazine and the Managing Editor and founder of Biotechnology Newswatch. Dr. Krawiec received a B.S. in Biology from Boston University and a Ph.D. in Biological Sciences from the University of Rhode Island.

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

William C. Olson, Ph.D. joined us in May 1994 serving in various roles of increasing responsibility through his promotion to Vice President, Research and Development in January 2001. From 1989 to 1992, Dr.Olson served as a Research Scientist at Johnson & Johnson, and from 1992 until 1994 he was a Development Scientist at MicroGeneSys, Inc., a biotechnology company. Dr.  Olson received a Ph.D. from the Massachusetts Institute of Technology and a B.S. from the University of North Dakota. Both degrees were awarded in the field of chemical engineering.

Benedict Osorio, M.B.A. joined us in July 2005 as Vice President, Quality. He has over 26 years of experience in pharmaceutical quality control and quality assurance. Prior to joining Progenics, Mr. Osorio served as Senior Director, GMP (Good Manufacturing Practices) Compliance at Forest Laboratories from 2001 to 2005. From 1984 to 2001, Mr. Osorio held positions of increasing responsibility with The PF Laboratories (a subsidiary of Purdue Pharma), most recently as Executive Director, Quality Assurance. From 1979 to 1984, he was an analytical chemist with Berlex Laboratories. He earned both an MBA and a Masters of Science in Chemistry from Seton Hall University and a Bachelor of Science in Forensic Science from John Jay College of Criminal Justice. Mr. Osorio is also a Certified Quality Engineer and Quality Auditor recognized by the American Society for Quality.

Nitya G. Ray, Ph.D. joined us in February 2001 as Senior Director, Manufacturing and became Vice President, Manufacturing in March 2004. Prior to joining Progenics, Dr.  Ray served as Director of Bioprocess Development at Ortec International from 1997 to 2001. From 1993 to 1997, Dr. Ray held positions of increasing responsibility at Hoffmann-La Roche in the areas of GMP Manufacturing and Process Development, and most recently as Research Leader, Biopharmaceuticals. From 1985 to 1993 he held positions of increasing responsibility at Verax Corporation where he developed process technology for biopharmaceutical manufacturing. Dr.  Ray received a M.S. and Ph.D. in Chemical & Biochemical Engineering from Rutgers University and a B.S. in Chemical Engineering from Jadavpur University, India.

Scientific Advisory Boards and Consultants

An important component of our scientific strategy is our collaborative relationship with leading researchers in cancer and virology. Certain of these researchers are members of our two Scientific Advisory Boards (SAB), one in cancer and one in virology. The members of each SAB attend periodic meetings and provide us with specific expertise in both research and clinical development. In addition, we have collaborative research relationships with certain individual SAB members. All members of the SABs are employed by employers other than us and may have commitments to or consulting or advisory agreements with other entities that may limit their availability to us. These companies may also compete with us. Several members of our SAB have, from time to time, devoted significant time and energy to our affairs. However, no member is regularly expected to devote more than a small portion of time to Progenics. In general, our scientific advisors are granted stock options in Progenics and receive financial remuneration for their services.

The following table sets forth information with respect to our Scientific Advisory Boards.

Cancer Scientific Advisory Board
Alan N. Houghton, M.D. (Chairman)	Chairman, Immunology Program, Sloan-Kettering and Professor, Weill/Cornell Medical college (WCMC”)
David B. Agus, M.D.	Research Director, Prostate Cancer Institute, Cedars-Sinai Medical Center
Samuel J. Danishefsky, Ph.D.	Kettering Professor and Head, Bioorganic Chemistry, Sloan-Kettering Institute and Professor of Chemistry, Columbia University
Warren D. W. Heston, Ph.D.	Director, Research Program in Prostate Cancer; Staff. Dept. of Cancer Biology, Lerner Research Institute; Staff, Urological Institute, Cleveland Clinic Hospital, Cleveland Clinic Foundation
Philip O. Livingston, M.D.	Member, Sloan-Kettering and Professor, WCMC
John Mendelsohn, M.D.	President, The University of Texas M. D. Anderson Cancer Center
David A. Scheinberg, M.D., Ph.D. (1)	Vincent Astor Chair and Chairman, Molecular Pharmacology and Chemistry Program, Sloan-Kettering and Professor, WCMC
Virology Scientific Advisory Board
Stephen P. Goff, Ph.D. (Chairman) (1)	Professor of Biochemistry, Columbia University
Dennis R. Burton, Ph.D.	Professor, The Scripps Research Institute
Lawrence A. Chasin, Ph.D.	Professor of Biological Sciences, Columbia University
Leonard Chess, M.D.	Professor of Medicine, Columbia University
Wayne A. Hendrickson, Ph.D.	Professor of Biochemistry, Columbia University
Sherie L. Morrison, Ph.D.	Professor of Microbiology, UCLA
Robin A. Weiss, Ph.D.	Professor and Director of Research, ICR, Royal Cancer Hospital, London
Other Scientific Consultants
Jonathan Moss, M.D., Ph.D.	Professor, Department of Anesthesia and Critical Care, and Vice Chairman for Research, University of Chicago Medical Center
Thomas P. Sakmar, M.D.	Professor, The Rockefeller University
Scott M. Hammer, M.D.	Chief, Division of Infectious Diseases, Professor of Medicine, Columbia University

(1) Drs. Goff and Scheinberg are also members of our Board of Directors

Board and Committee Meetings

During 2005, the Board of Directors had four standing committees: the Compensation Committee, the Audit Committee, the Nominating and Corporate Governance Committee (the “Nominating Committee”) and the Executive Committee. The Board of Directors held ten meetings, the Compensation Committee held eleven meetings, the Audit Committee held six meetings, the Nominating Committee held three meetings and the Executive Committee held five meetings. It is the policy of the Board of Directors to hold an executive session of independent directors at each Board meeting. During 2005, each director attended 75% or more of the meetings of the Board of Directors and Board committees on which he served, except for Dr. Goff, who attended one out of three Nominating Committee meetings.

Audit Committee

The Audit Committee reviews our annual financial statements prior to their submission to the Securities and Exchange Commission, consults with our independent auditors and examines and considers such other matters in relation to the audit of our financial statements and in relation to our financial affairs, including the selection and retention of our independent auditors.

Paul F. Jacobson, the Chairman of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Compensation Committee

The Compensation Committee makes recommendations concerning salaries and incentive compensation for our employees and consultants, establishes and approves salaries and incentive compensation for our executive officers and other senior employees, administers our stock incentive plans and otherwise seeks to ensure that our compensation philosophy is consistent with our best interests and is properly implemented. Mark F. Dalton is the Chairman of the Compensation Committee.

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

Section  16(a) Beneficial Ownership Reporting and Compliance

Based solely on a review of the reports under Section 16(a) of the Exchange Act and representations furnished to us with respect to the last fiscal year, we believe that each of the persons required to file such reports is in compliance with all applicable filing requirements, except for the following: Dr. Maddon, Dr. Israel, Mr. McKinney and Mr. Mark Baker each filed a late Form  4, relating to two transactions each; Dr. Scheinberg filed a late Form 4, relating to one transaction. We are continuing to monitor the effectiveness of our policies and procedures which are designed to ensure compliance with Section 16 reporting requirements.

Code of Business Ethics and Conduct

We have a Code of Business Ethics and Conduct which is applicable to all of our directors, employees and consultants. The Code meets the criteria for “a code of ethics” under the SEC rules and “code of conduct” under the rules of the NASD. The Code is available on our website at: http://www.progenics.com/investors/corpgovern.html.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding the aggregate compensation we paid to our Chief Executive Officer and certain of our other executive officers, as of December  31, 2005, whose total compensation exceeded $100,000 during the last fiscal year (collectively, the “named executive officers”):

		Annual Compensation(1)			Long Term Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus		Restricted Stock Awards(2)	Stock Option Grants	Other Compensation(3)
Paul J. Maddon, M.D., Ph.D.	2005	$536,785	$	— (7)	$934,250	75,000 shares	$16,000
Chief Executive Officer and	2004	515,000		150,000	—	75,000 shares	14,729
Chief Science Officer	2003	499,859		175,000	—	225,000shares	13,729

Alton B. Kremer, M.D., Ph.D. (6)	2005	$320,000		$153,000	$74,865	10,000 shares	$19,484
Vice President, Clinical Research	2004	83,692		83,000	—	40,000 shares	—

Robert J. Israel, M.D.	2005	$312,000		$125,000	$74,865	10,000 shares	$19,596
Senior Vice President, Medical	2004	300,000		50,000	126,375	—	44,069 (4)
Affairs	2003	278,000		25,000	—	35,000 shares	45,694 (4)

Mark R. Baker, J.D., Senior Vice	2005	$149,692		$249,000	$—	50,000 shares	$7,500
President & General Counsel (5)

Robert A. McKinney, CPA	2005	$230,000		$150,000	$96,255	37,500 shares	$18,387
Chief Financial Officer,	2004	200,000		60,000	126,375	—	19,861
Senior Vice President, Finance &	2003	174,000		50,000	—	25,000 shares	19,194
Operations and Treasurer

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
(2) Amounts shown under Restricted Stock Awards represent the grant date values of our restricted stock awarded to the named executive officers. Each named executive officer held restricted stock at December 31, 2005, in the aggregate number of shares of our common stock and the aggregate value at that date, as follows: Dr. Maddon —43,750 shares, $1,094,188; Dr. Alton Kremer — 3,500 shares, $87,535; Dr. Israel — 9,125 shares, $228,216; Mr. McKinney — 10,125 shares, $253,226. As of December 31, 2005, one quarter of the restrictions on the restricted stock granted on July 1, 2004 and January 10, 2005 had lapsed. None of the restrictions on the restricted stock granted on July 1, 2005 had lapsed.
(3) Other compensation consisted of matching contributions made by us under a defined contribution plan available to substantially all of our employees and amounts to pay the after-tax cost of premiums on life insurance and long-term disability policies.
(4) Includes compensation of $22,098 in 2003 and $20,901 in 2004, attributable to the forgiveness of a loan from us to Dr.  Israel. See “—Indebtedness of Management.”
(5) Mr. Baker joined the Company as Senior Vice President & General Counsel in June 2005.
(6) Dr. Kremer joined the Company as Vice President in September 2004.
(7) On March 3, 2006, the Compensation Committee of the Board of Directors approved a bonus for the year ended December 31, 2005 for Dr. Maddon comprised of 18,080 shares of restricted common stock with a fair value of approximately $525,000. One-quarter of the restricted shares vested on the date of grant and the remainder will vest through June 20, 2007.

Stock Option Grants in the Fiscal Year Ended December 31, 2005

The following table sets forth certain information relating to stock option grants to the named executive officers during the fiscal year ended December 31, 2005. In addition, as required by SEC rules, the table sets forth the hypothetical gains that would exist for the shares subject to such options based on assumed annual compounded rates of stock price appreciation during the option term.

Name	Number of Shares Underlying Options Granted	Percent of Total Option Shares Granted to Employees(1)	Exercise Price per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
Paul J. Maddon, M.D., Ph.D.	75,000	10.7%	$21.39	7/1/2015	$1,008,904	$2,556,761
Alton B. Kremer, M.D., Ph.D.	10,000	1.4%	$21.39	7/1/2015	$134,521	$340,902
Robert J. Israel, M.D.	10,000	1.4%	$21.39	7/1/2015	$134,521	$340,902
Mark R. Baker, J.D.	50,000	7.1%	$20.02	6/20/2015	$629,524	$1,595,336
Robert A. McKinney, CPA	25,000	3.6%	$22.68	3/1/2015	$356,583	$903,652
Robert A. McKinney, CPA	12,500	1.8%	$21.39	7/1/2015	$168,151	$426,127

(1) Our employees were granted options during the 2005 fiscal year with respect to a total of 702,845 shares from our Amended 1996 Stock Incentive Plan and our 2005 Stock Incentive Plan.

Stock option grants in the table above do not include options granted quarterly under our Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan that expire six months following the date of grant and have exercise prices equal to the lower of the fair market value on the date of grant or 85% of the fair market value on the date of exercise.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information for each of the named executive officers regarding option exercises during the fiscal year ended December 31, 2005 and the number and value of unexercised options held as of December 31, 2005:

	Exercises During the Fiscal Year		Number of Shares Underlying Unexercised Options		Value of Unexercised In-the-Money Options (1)
Name	Acquired	Realized (2)	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul J. Maddon, M.D., Ph.D.	—	$—	1,291,650	166,125	$18,908,078	$1,436,498
Alton B. Kremer, M.D., Ph.D.	—	$—	8,000	42,000	$91,520	$402,280
Robert J. Israel, M.D.	8,750	$160,846	193,750	36,250	$2,845,400	$321,625
Mark R. Baker, J.D.	—	$—	—	50,000	$—	$249,500
Robert A. McKinney, CPA	15,000	$293,100	146,250	56,250	$1,964,900	$307,375

(1) Based on a closing price of $25.01 on December 30, 2005 on the Nasdaq National Market.
(2) Based on closing prices on the Nasdaq National Market on the respective dates of exercise for retained shares and on the resale prices for shares immediately resold.

Stock option exercises set forth in the table above do not reflect shares acquired or exercisable under our Employee Stock Purchase Plan or Non-Qualified Employee Stock Purchase Plan. The actual amount realized by named executive officers in 2005 under the ESPP Plans was: $44,197 by Dr. Maddon; $13,083 by Dr. Kremer; $16,977 by Dr. Israel; $0 by Mr. Baker and $11,801 by Mr. McKinney.

Employment Agreements

Paul J. Maddon, M.D., Ph.D.

On December 31, 2003, we entered into an employment agreement with Paul J. Maddon, M.D., Ph.D. pursuant to which Dr.  Maddon serves as our Chief Executive Officer and Chief Science Officer. The agreement provides for Dr. Maddon to receive an initial annual salary of $499,859 for 2003, which will increase at a rate of not less than 3% per year, and a discretionary bonus in an amount to be determined by the Board of Directors. Dr. Maddon’s salary in 2004 and 2005 was $515,000 and $536,785, respectively.

In June 2003, we granted Dr. Maddon two ten-year options, each to purchase 112,500 shares of common stock at an exercise price of $15.06 per share. The first grant vests in equal portions on June 30 of each of 2004, 2005, 2006 and 2007. The second grant will vest on May 30, 2013, subject to acceleration upon the achievement of certain clinical, financial and operational milestones. On July 1, 2004, we granted Dr.Maddon two ten-year options, each to purchase 37,500 shares of Common Stock each at an exercise price of $16.85 per share. The first grant vests in equal portions on June 30 of each of 2005, 2006, 2007 and 2008. The second grant will vest on June 1, 2014, subject to acceleration upon the achievement of certain clinical, financial and operational milestones. On January 10, 2005, we granted 25,000 shares of restricted stock to Dr. Maddon as additional long term incentive compensation pursuant to his employment agreement. The restrictions on the stock lapse over four years beginning June 20, 2005. On July 1, 2005, we granted Dr. Maddon a ten-year option to purchase 75,000 shares of Common Stock at an exercise price of $21.39 per share. The grant vests on June 1, 2015, subject to acceleration upon the achievement of certain clinical, financial and operational milestones. On July 1, 2005, we also granted 25,000 shares of restricted stock to Dr. Maddon as additional long term incentive compensation pursuant to his employment agreement. The restrictions on the stock lapse over four years beginning June 20, 2006. During 2003, two of the milestones under the 2003 grant were achieved, resulting in the vesting of 62,000 options, for which the Company recognized $103,000 as non-cash compensation expense. During 2004, one of the milestones under the 2003 grant was achieved resulting in the vesting of 11,000 options but no compensation expense was recognized since that option was out-of-the-money on the date of accelerated vesting. No milestones were achieved in 2004 under the 2004 grant. During 2005, two of the milestones under the 2003 grant, three milestones under the 2004 grant and one milestone under the 2005 grant were achieved resulting in the vesting of 39,000 options under the 2003 grant, 26,000 options under the 2004 grant and 38,000 options under the 2005 grant. In addition, 16,000 stock options, which are accounted for as variable awards under APB No. 25, that were granted under all four awards vested based upon the passage of time. We recognized a total of $709,000 of non-cash compensation expense upon the vesting of Dr. Maddon’s options in 2005.

Our employment agreement with Dr. Maddon, the initial term of which ran through June 30, 2005, was automatically renewed for an additional period of two years. We are currently in discussions with Dr. Maddon regarding the future renewal of his employment agreement.

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

Each of the employment agreements of Dr. Maddon and Dr. Israel contain certain restrictive covenants for our benefit relating to non-disclosure by the executives of our confidential business information, our right to inventions and intellectual property, non-solicitation of our employees and customers and non-competition by the executives with our business.

Indebtedness of Management

On February 16, 2000, we entered into an agreement to provide Dr. Israel with a loan of up to $100,000 to assist in the purchase of a home closer to our principal place of business. The loan was evidenced by a promissory note bearing interest at the rate of 6% per year and calling for $10,000 principal payments on June 30 and December 31 of each year. Under the agreement with Dr. Israel, principal and interest under the promissory note was forgiven and treated as additional compensation so long as Dr. Israel was our employee when such amounts become due. At December 31, 2004, the loan of $100,000 and $14,756 of interest had been forgiven.

Compensation of Directors

Kurt W. Briner and Paul F. Jacobson each receive $40,000 as compensation for their services as Co-Chairmen of the Board. In addition, the Board of Directors granted the following stock options to purchase shares of our common stock to each of Messrs. Briner and Jacobson: (1) on January 10, 25,000 shares with an exercise price of $15.98 per share, 10,000 shares of each award vested immediately and the remainder vested on December 31, 2005; (2) on December 8, 2005, 25,000 shares with an exercise price of $24.12 per share, 10,000 shares of each award vested immediately and the reminder will vest on December 31, 2006.

In addition to the above retainer fees and option grants, Messrs. Briner and Jacobson receive compensation for their services as non-employee directors of Progenics. Our non-employee directors are entitled to payment for their services as follows:

•	$2,000 for each meeting of the Board of Directors attended in person, $1,000 for each in-person meeting attended by telephone and $500 for participation in each telephonic meeting;

•	for committee meetings held other than in conjunction with a meeting of the entire Board, $1,000 for attendance in person and $500 for telephonic participation;

•	for committee meetings held on the day after a meeting of the entire Board, $500 for participation;

•	for committee meetings held on the same day, no additional compensation is paid;

•	an annual retainer fee of $15,000, except for Messrs. Briner and Jacobson who are entitled to an annual retainer fee of $40,000 as described above; and

•
an option to purchase 10,000 shares of our common stock granted annually on each July 1 with an exercise price equal to the fair market value as of the date of grant, provided that with regard to the option grant on July 1, 2005, Messrs. Briner and Jacobson will not be entitled to the annual option grant.

In addition, the Audit Committee chairman (currently, Mr.  Jacobson) is entitled to an additional annual retainer fee of $5,000, the Compensation Committee chairman (currently, Mr.  Dalton) is entitled to an additional annual retainer fee of $2,500, and the Nominating and Corporate Governance Committee chairman (currently, Mr.  Baker) is entitled to an additional annual retainer fee of $2,500.

Dr. Goff and Dr. Scheinberg also receive compensation in the form of cash or cash and stock options, respectively, for service on our Virology Scientific Advisory Board and Cancer Scientific Advisory Board, respectively. In 2005, Dr. Goff received $30,000 for such service. Dr. Scheinberg received $28,000 and 8,750 stock options, of which 1,250 shares were granted with a strike price equal to fifty percent (50%) of the average closing price for the thirty trading days preceding the grant date and the remaining 7,500 shares were granted with the exercise price equal to the grant date fair value, for his service on our Scientific Advisory Board. For the fiscal year ended December 31, 2005, we had non-cash compensation expense of $146,441 with respect to the options granted to Dr. Scheinberg for his service on our Scientific Advisory Board.

Comparative Stock Performance Graph

The graph below compares the cumulative stockholder return on our common stock with the cumulative stockholder return of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Pharmaceutical Index, assuming the investment in each equalled $100 on December 31, 2000.

DOLLARS
100
50
0
12.31.00
12.31.01
12.31.02
12.31.03
12.31.04
12.31.05
Progenics
Nasdaq U.S. Index
Nasdaq Pharmaceutical Index

Report of the Compensation Committee of the Board of Directors on Executive Compensation

During 2005, the Compensation Committee of Progenics’ Board of Directors (the “Compensation Committee”) consisted of three non-employee directors: Mark F. Dalton, as Chairman, Charles A. Baker and Paul F. Jacobson. Each of the members of the Compensation Committee has been affirmatively determined by the Board of Directors to be an “independent director” as defined in NASD Rule 4200(a)(15). The Compensation Committee operates under a written Charter adopted by the Compensation Committee and approved by the Board of Directors as a whole.

The Compensation Committee’s policies applicable to the compensation of Progenics’ executive officers are based on the principle that total compensation should be set to attract and retain those executives critical to the overall success of Progenics and should reward executives for their contributions to the enhancement of stockholder value.

The key elements of the executive compensation package are base salary, employee benefits applicable to all employees, amounts to pay the after-tax cost of premiums on life insurance and long-term disability policies, an annual discretionary bonus and long-term incentive compensation, typically in the form of stock options. In general, the Compensation Committee has adopted the policy that compensation for executive officers should be competitive with that paid by leading biotechnology companies for corresponding senior executives. The Compensation Committee also believes that it is important to have stock options constitute a substantial portion of executive compensation in order to align the interests of executives with those of the stockholders.

In determining the compensation for each executive officer, the Compensation Committee generally considers (i) data from outside studies and proxy materials regarding compensation of executive officers at comparable companies, (ii) the input of other directors regarding individual performance of each executive officer and (iii) qualitative measures of Progenics’ performance such as progress in the development of the Company’s products, the engagement of corporate partners for the commercial development and marketing of products and the success of Progenics in raising the funds necessary to conduct research and development. The Compensation Committee’s consideration of such factors is subjective and informal. In 2005, the Compensation Committee also employed an outside consulting firm to evaluate the compensation of executive officers in comparison with similar officers at peer companies.

The compensation of Dr. Paul J. Maddon, the Chief Executive Officer of Progenics, for 2005 consisted of $536,785 in annual salary and a discretionary bonus consisting of 18,080 shares of the Company’s common stock with a fair value of $525,000. One-quarter of the restricted stock vested on March 3, 2006, the grant date, and the remainder of the restricted shares will vest through June 20, 2007. In determining the terms of Dr. Maddon’s employment, including Dr. Maddon’s compensation thereunder, the Compensation Committee was mindful of the importance of Dr. Maddon’s leadership and contributions to Progenics’ progress in its programs in HIV therapeutics, symptom management and supportive care therapeutics and cancer therapeutics, Progenics’ achievements and progress in the past and the prospect that Dr. Maddon will continue to make significant contributions to Progenics’ performance in the future.

By the Compensation Committee of the Board of Directors
Mark F. Dalton, Chairman
Charles A. Baker
Paul F. Jacobson

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of March 1, 2006, except as noted, regarding the beneficial ownership of the Common Stock by (i) each person or group known to the us to be the beneficial owner of more than 5% of our common stock outstanding, (ii) each of our directors, (iii) each of our executive officers named below and (iv) all of our directors and executive officers as a group.

	Shares Beneficially Owned (2)
Name and Address of Beneficial Owner(1)	Number	Percent
Entities affiliated with Tudor Investment Corporation (3)	2,342,388	9.2%
1275 King Street
Greenwich, CT 06831

Paul Tudor Jones, II (4)	2,888,513	11.4%
1275 King Street
Greenwich, CT 06831

Delaware Management Holdings (5)	1,565,995	6.2%
One Commerce Square, 2005 Market Street
Philadelphia, PA 19103

Entities affiliated with Philip B. Korsant (6)	1,770,000	7.0%
Ziff Asset Management, L.P.
c/o Philip B. Korsant
283 Greenwich Avenue
Greenwich, CT 06830

Federated Investors, Inc. (7)	1,331,100	5.2%
Federated Investors Tower
Pittsburgh, PA 15222

Sectoral Asset Management Inc. (8)	1,651,434	6.5%
1000 Sherbrooke Street
Montreal, A1 00000

Paul J. Maddon, M.D., Ph.D. (9)	1,848,265	6.9%
Charles A. Baker (10)	86,481	*
Kurt W. Briner (11)	143,000	*
Mark F. Dalton (12)	2,494,888	9.8%
Stephen P. Goff, Ph.D. (13)	131,000	*
Paul F. Jacobson (14)	278,100	1.1%
David A. Scheinberg, M.D., Ph.D. (15)	175,931	*
Robert J. Israel, M.D. (16)	194,377	*
Robert A. McKinney, CPA (17)	169,669	*
Alton B. Kremer, M.D., Ph.D. (18)	6,967	*
Mark R. Baker, J.D. (19)	2,316	*
All directors and executive officers as a group (20)	6,007,570	21.4%

*	Less than one percent.
(1)	Unless otherwise specified, the address of each beneficial owner is c/o Progenics Pharmaceuticals, Inc., 777 Old Saw Mill River Road, Tarrytown, New York 10591.
(2)
Except as indicated and pursuant to applicable community property laws, each stockholder possesses sole voting and investment power with respect to the shares of common stock listed. The number of shares of common stock beneficially owned includes the shares issuable pursuant to stock options to the extent indicated in the footnotes in this table. Shares issuable upon exercise of these options are deemed outstanding for computing the percentage of beneficial ownership of the person holding the options but are not deemed outstanding for computing the percentage of beneficial ownership of any other person.

(3)
The number of shares owned by entities affiliated with Tudor Investment Corporation (TIC) consists of 1,820,068 shares held of record by The Tudor BVI Portfolio Ltd., a company organized under the law of the Cayman Islands (Tudor BVI), 287,813 shares held of record by TIC, 193,126 shares held of record by Tudor Arbitrage Partners L.P. (TAP), 25,981 shares held of record by Tudor Proprietary Trading, L.L.C. (TPT), and 15,400 shares held of record by Tudor Global Trading LLC (TGT). In addition, because TIC provides investment advisory services to Tudor BVI, it may be deemed to beneficially own the shares held by such entity. TIC disclaims beneficial ownership of such shares. TGT is the general partner of TAP. Tudor Group Holdings LLC (TGH) is the sole member of TGT and indirectly holds all of the membership interests of TPT. TGH is also the sole limited partner of TAP. TGH expressly disclaims beneficial ownership of the shares beneficially owned by each of such entities. TGT disclaims beneficial ownership of shares held by TAP. The number set forth does not include shares owned of record by Mr. Jones and Mr. Dalton. See Notes (4) and (12).

(4)
Includes 2,342,388 shares beneficially owned by entities affiliated with TIC. Mr. Jones is the Chairman and indirect principal equity owner of TIC, TPT and TGT, and the indirect principal equity owner of TAP. Mr. Jones may be deemed to be the beneficial owner of shares beneficially owned, or deemed beneficially owned, by entities affiliated with TIC. Mr. Jones disclaims beneficial ownership of such shares. See Note (3).

(5)
Based on a Schedule 13G filed on February 9, 2006, the number of shares owned by Delaware Management Holdings and Delaware Management Business Trust consists of 1,565,995 shares held by Delaware Management Holdings and Delaware Management Business Trust, which share voting and dispositive powers.

(6)
Based on a Schedule 13G, filed on February 13, 2006, the number of shares owned by entities affiliated with Philip B. Korsant consists of 1,770,000 shares held by Ziff Asset Management, L.P., a Delaware limited partnership. Mr. Korsant, ZBI Equities, L.L.C. and PBK Holdings, Inc., a Delaware corporation, share voting and dispositive power over the shares held by Ziff Asset Management, L.P.

(7)
Based on a Schedule 13G, filed February 14, 2006, Federated Investors, Inc. (the “Parent”) is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp. All of the Parent’s outstanding voting stock is held in the Voting Shares Irrevocable Trust for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees and they have the collective voting control over the Parent.

(8)
Sectoral Asset Management Inc. in its capacity as an investment adviser, has the sole right to vote or dispose of the 1,651,434 shares set forth in Schedule 13G filed on February 14, 2006. Jerome G. Pfund and Michael L. Sjostrom are the sole shareholders of Sectoral Asset Management Inc.

(9)
Includes 541,865 shares outstanding; 1,261,650 shares issuable upon exercise of options exercisable within 60 days of March 1, 2006 and 43,750 shares of restricted stock. Also includes 1,000 shares held by Dr. Maddon’s spouse, the beneficial ownership of which Dr. Maddon disclaims. Excludes 88,229 shares held by a trust, of which his spouse is the beneficiary; neither Dr. Maddon nor his spouse has investment control over such trust.

(10)	Includes 21,481 shares owned by the Baker Family Limited Partnership and 65,000 shares issuable upon exercise of options held by Mr. Baker and exercisable within 60 days of March 1, 2006.
(11)	Includes 3,000 shares outstanding and140,000 shares issuable upon exercise of options held by Mr. Briner exercisable within 60 days of March 1, 2006.
(12)
Includes 71,000 shares held of record directly by Mr. Dalton, 65,000 shares issuable upon exercise of options held by Mr. Dalton exercisable within 60 days of March 1, 2006 and 16,500 shares held of record by DF Partners, a family partnership of which Mr. Dalton is the sole general partner. The number set forth also includes 2,342,388 shares beneficially owned by entities affiliated with TIC. Mr. Dalton is President and an equity owner of TIC and TGH. Mr. Dalton is also the President and an indirect equity owner of TGT and TPT. Mr. Dalton disclaims beneficial ownership of shares beneficially owned, or deemed beneficially owned, by entities affiliated with TIC and DF Partners, except to the extent of his pecuniary interest therein. See Note (3).

(13)	Includes 33,500 shares outstanding and 97,500 shares issuable upon exercise of options held by Dr. Goff exercisable within 60 days of March 1, 2006.
(14)	Includes 188,100 shares outstanding and 90,000 shares issuable upon exercise of options held by Mr. Jacobson exercisable within 60 days of March 1, 2006.
(15)	Includes 24,181 shares outstanding and 151,750 shares issuable upon exercise of options held by Dr. Scheinberg exercisable within 60 days of March 1, 2006.
(16)	Includes 11,502 shares outstanding and 173,750 shares issuable upon exercise of options held by Dr. Israel exercisable within 60 days of March 1, 2006. Also includes 9,125 shares of restricted stock.
(17)
Includes 7,044 shares outstanding and 152,500 shares issuable upon exercise of options held by Mr. McKinney exercisable within 60 days of March 1, 2006. Also includes 10,125 shares of restricted stock.

(18)	Includes 3,467 shares outstanding and no shares issuable upon exercise of options held by Dr. Kremer exercisable within 60 days of March 1, 2006. Also includes 3,500 shares of restricted stock.
(19)	Includes 2,316 shares outstanding and no shares issuable upon exercise of options held by Mr. Baker exercisable within 60 days of March 1, 2006.
(20)
Includes 3,295,820 shares outstanding, 111,500 shares of restricted stock and 2,600,250 shares issuable upon the exercise of stock options exercisable within 60 days of March 1, 2006 held by affiliated entities, directors and named executive officers as set forth in the above table and by all other executive officers.

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

During the first quarter of 2006, Paul J. Maddon, M.D., Ph.D. the Company’s Founder, Chief Executive Officer and Chief Science Officer established a stock trading plan in accordance with Rule 10b5-1 of the Securities Act of 1934. Under this plan, Dr. Maddon has directed a broker to exercise and sell shares pursuant to stock options which are scheduled to expire in 2007. Several other Progenics executive officers have established 10b5-1 plans. Other executive officers may choose to establish 10b5-1 plans in the future.

In accordance with Rule 10b5-1, officers and directors of public companies may adopt plans for purchasing or selling securities in which the amount, price and date of the transactions are specified. These plans may only be entered into when the officer or director is not in possession of material, nonpublic information.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, certain information related to our equity compensation plans.

Plan category	(a) Number of shares to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of shares remaining available for future issuance (excluding securities reflected in 1st column)
Equity compensation plans approved by shareholders:	3,953,186 (1)	$15.07	2,037,621 (2)
Equity compensation plans not approved by shareholders (3):	620,192	$4.50	—
Total	4,573,378	$13.64	2,037,621

(1) Does not include 242,127 shares of restricted stock to be released upon vesting or options issued under the ESPP or the Non-Qualified ESPP.
(2) Includes 178,716 shares available for issuance under the ESPP and 193,391 shares available for issuance under the Non-Qualified ESPP.
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

On July 1, 2001 and September 1, 2001, we contracted with the Albert Einstein College of Medicine of Yeshiva University to perform certain specified research services relating to identified research and development projects. The contracts provide that the required research will be performed by an Albert Einstein research center laboratory headed by Tatjana Dragic, Ph.D., who is the spouse of our Chief Executive Officer and Chief Science Officer. In 2005, we paid Albert Einstein College of Medicine $46,000 for their services. In addition, we employ one research scientist at an aggregate cost of approximately $67,000 and who is assigned to Dr.  Dragic’s laboratory to assist with research being performed on our behalf.

Item 14. Principal Accounting Fees and Services

The following table discloses the fees that PricewaterhouseCoopers LLP billed or are expected to bill for professional services rendered to us for each of the last two fiscal years:

	Fees of Auditors
Type of Fee	2005	2004
Audit Fees (1)	$753,350	$899,395
Audit Related Fees (2)	64,000	49,000
Tax Fees(3)	41,300	20,900
All Other Fees(4)	1,611	1,613

(1) Consisted of fees billed or expected to be billed by PricewaterhouseCoopers LLP in connection with (i) the audit of our annual financial statements and reviews of our quarterly interim financial statements, totaling $561,850 in 2005 and $861,275 in 2004; (ii) the filing of registration statements with the Securities and Exchange Commission, totalling $179,000 in 2005 and $26,620 in 2004; and (iii) the audit of the annual financial statements of PSMA Development Company LLC, 50% which we are responsible for, totaling an expense to us of $12,500 in 2005 and $11,500 in 2004.
(2) Consisted of fees billed or expected to be billed by PricewaterhouseCoopers LLP for accounting advice, including internal control reviews and consultations concerning financial accounting and reporting standards, totaling $15,000 in 2005 and zero in 2004, as well as fees billed in connection with the audit of certain accounts according to the terms of our grants and contract from the National Institutes of Health, which totaled approximately $49,000 in 2005 and $49,000 in 2004. PricewaterhouseCoopers LLP has not yet completed its work on the audit of our NIH grants and contract for the year ended December 31, 2005.
(3) Consisted of fees billed or expected to be billed by PricewaterhouseCoopers LLP for tax-related services, including tax return preparation and advice. Fees billed or expected to be billed by PricewaterhouseCoopers LLP for (i) tax return preparation and other tax-related services totaling $25,000 in 2005 and $16,800 in 2004; (ii) tax return preparation for PSMA Development Company LLC, 50% of which we are responsible for, totaling an expense to us of $5,300 in 2005 and $4,100 in 2004 and (iii) tax advice regarding Internal Revenue Code Section 382 analysis of $11,000. PricewaterhouseCoopers LLP has not yet completed its work on our and PSMA Development Company LLC’s tax returns for the fiscal year ended December 31, 2005.
(4) Consisted of fees to PricewaterhouseCoopers LLP for a proprietary internet-based subscription service.

Pre-approval of Audit and Non-Audit Services by the Audit Committee

As part of its duties, the Audit Committee is required to pre-approve audit and non-audit services performed by the independent auditors in order to assure that the provision of such services does not impair the auditors’ independence. Around April of every year, the Audit Committee will review a schedule, prepared by the independent auditors, of certain types of services, and projected fees, to be provided for that year. The Audit Committee will review the schedule and provide general pre-approval of those types of services. The fee amounts will be updated to the extent necessary at each of the other regularly scheduled meetings of the Audit Committee. If a type of service to be provided by the independent auditors has not received general pre-approval during this annual process, it will require specific pre-approval by the Audit Committee. The Audit Committee may delegate either general or specific pre-approval authority to its chairperson or any other member or members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next meeting. The Audit Committee did not utilize the de minimus exception to the pre-approval requirements to approve any services provided by PricewaterhouseCoopers LLP during fiscal years 2004 or 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Report.

a) Documents filed as part of this Report:

1.	Consolidated Financial Statements of Progenics Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2004 and 2005

Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

Notes to the Consolidated Financial Statements

b) Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith, and such listing is incorporated by reference.

PROGENICS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Progenics Pharmaceuticals, Inc.:

We have completed integrated audits of Progenics Pharmaceuticals, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December  31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2006

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value and share amounts)

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$5,227	$67,072
Marketable securities	24,994	98,983
Accounts and unbilled receivables	1,112	3,287
Amount due from joint venture	189
Other current assets	1,810	2,561
Total current assets	33,332	171,903
Marketable securities	986	7,035
Fixed assets, at cost, net of accumulated depreciation and amortization	4,692	4,156
Investment in joint venture		371
Restricted cash	535	538
Total assets	$39,545	$184,003

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,260	$10,238
Deferred revenue — current		23,580
Due to joint venture		194
Income taxes payable		201
Investment deficiency in joint venture	405
Other current liabilities		589
Total current liabilities	7,665	34,802
Deferred revenue —long term		36,420
Deferred lease liability	42	49
Total liabilities	7,707	71,271
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued, and outstanding—none
Common stock, $.0013 par value; 40,000,000 shares authorized; issued and outstanding— 17,280,635 in 2004 and 25,229,240 in 2005	22	33
Additional paid-in capital	153,469	306,085
Unearned compensation	(2,251)	(4,498)
Accumulated deficit	(119,311)	(188,740)
Accumulated other comprehensive (loss)	(91)	(148)
Total stockholders’ equity	31,838	112,732
Total liabilities and stockholders’ equity	$39,545	$184,003

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for loss per share data)

	Years Ended December 31,
	2003	2004	2005
Revenues:
Contract research and development from joint venture	$2,486	$2,008	$988
Research grants and contracts	4,826	7,483	8,432
Product sales	149	85	66
Total revenues	7,461	9,576	9,486
Expenses:
Research and development	26,374	35,673	43,419
License fees- research and development	867	390	20,418
General and administrative	8,029	12,580	13,565
Loss in joint venture	2,525	2,134	1,863
Depreciation and amortization	1,273	1,566	1,748
Total expenses	39,068	52,343	81,013
Operating loss	(31,607)	(42,767)	(71,527)
Other income (expense):
Interest income	621	780	2,299
Loss on sale of marketable securities		(31)
Total other income	621	749	2,299
Net loss before income taxes	(30,986)	(42,018)	(69,228)
Income taxes			(201)
Net loss	$(30,986)	$(42,018)	$(69,429)
Net loss per share—basic and diluted	$(2.32)	$(2.48)	$(3.33)
Weighted-average shares—basic and diluted	13,367	16,911	20,864

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2003, 2004 and 2005
(in thousands)

	Common Stock		Additional Paid-in	Unearned	Accumulated	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Total	(Loss)
Balance at December 31, 2002	12,682	$17	$91,332		$(46,307)	$106	$45,148	$(20,890)
Issuance of compensatory stock options			326				326
Sale of common stock under employee stock purchase plans and exercise of stock options	627	1	3,515				3,516
Sale of common stock in a public offering, net of expenses of $4,382	3,332	4	49,767				49,771
Net loss for the year ended December 31, 2003					(30,986)		(30,986)	(30,986)
Change in unrealized gain on marketable securities						(92)	(92)	(92)
Balance at December 31, 2003	16,641	22	144,940		(77,293)	14	67,683	(31,078)

Issuance of restricted stock, net of forfeited shares	161		2,703	$(2,703)
Amortization of unearned compensation - employees				452			452
Issuance of compensatory stock options - non-employees			385				385
Sale of common stock under employee stock purchase plans and exercise of stock options	479		5,441				5,441
Net loss for the year ended December 31, 2004					(42,018)		(42,018)	(42,018)
Change in unrealized gain on marketable securities						(105)	(105)	(105)
Balance at December 31, 2004	17,281	22	153,469	(2,251)	(119,311)	(91)	31,838	(42,123)

Issuance of restricted stock, net of forfeited shares, and compensatory stock options to employees	134		4,125	(4,125)
Amortization of unearned compensation - employees				1,878			1,878
Issuance of compensatory stock options to non-employees			640				640
Sale of common stock under employee stock purchase plans and exercise of stock options	821	1	10,467				10,468
Sale of common stock in public offerings, net of offering expenses of $4,768	6,307	9	121,546				121,555
Issuance of common stock for license rights (see Note 8)	686	1	15,838				15,839
Net loss for the year ended December 31, 2005					(69,429)		(69,429)	(69,429)
Change in unrealized gain on marketable securities						(57)	(57)	(57)
Balance at December 31, 2005	25,229	$33	$306,085	$(4,498)	$(188,740)	$(148)	$112,732	$(69,486)

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net loss	$(30,986)	$(42,018)	$(69,429)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	1,273	1,566	1,748
Write-off of fixed assets		42
Loss on sale of marketable securities		31
Amortization of premiums/accretion of discounts, net on marketable securities	644	640	270
Amortization of unearned compensation		452	1,878
Loss in Joint Venture	2,525	2,134	1,863
Adjustment to loss in joint venture (See Note 10)	927	762	1,311
Non-cash expense incurred in connection with issuance of compensatory stock options to non-employees	326	385	640
Purchase of license rights for common stock (see Note 8)			15,839
Changes in assets and liabilities:
Increase in accounts receivable	(463)	(321)	(2,175)
(Increase) decrease in amount due from joint venture		(189)	189
Decrease (increase) in other current assets	111	(341)	(751)
Increase in accounts payable and accrued expenses	2,243	1,938	2,666
Increase in due to joint venture			194
Increase in investment in joint venture	(4,000)	(1,950)	(3,950)
Increase in income taxes payable			201
Increase in other current liabilities			589
Increase in deferred revenue			60,000
(Decrease) increase in deferred lease liability	(21)	(8)	7
Net cash (used in) provided by operating activities	(27,421)	(36,877)	11,090
Cash flows from investing activities:
Capital expenditures	(1,442)	(2,240)	(900)
Purchases of marketable securities	(71,417)	(39,601)	(205,301)
Sales of marketable securities	51,784	66,670	124,936
Increase in restricted cash	(401)	(3)	(3)
Net cash (used in) provided by investing activities	(21,476)	24,826	(81,268)
Cash flows from financing activities:
Proceeds from public offerings of Common Stock	54,153		126,323
Expenses associated with public offerings of Common Stock	(4,382)		(4,768)
Proceeds from the exercise of stock options and sale of Common Stock under the Employee Stock Purchase Plan	3,516	5,441	10,468
Net cash provided by financing activities	53,287	5,441	132,023
Net increase (decrease) in cash and cash equivalents	4,390	(6,610)	61,845
Cash and cash equivalents at beginning of period	7,447	11,837	5,227
Cash and cash equivalents at end of period	$11,837	$5,227	$67,072
Supplemental disclosure of cash flow information:
Cash paid for interest	$4
Supplemental disclosure of non-cash investing and financing activities:
Fixed assets included in accounts payable and accrued expenses	$17	$169	$312

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

1. Organization and Business

Progenics Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward symptom management and supportive care and the treatment of Human Immunodeficiency Virus (“HIV”) infection and cancer. The Company was incorporated in Delaware on December 1, 1986. In December 2005, in connection with the purchase of certain license rights (see Note 8), the Company formed a wholly-owned subsidiary, Progenics Pharmaceuticals Nevada, Inc. (“Progenics Nevada”). All of the Company’s operations are located in New York State. Progenics Nevada had no operations during 2005. The Company operates under a single segment.

The Company has had recurring net losses. At December 31, 2005, the Company had an accumulated deficit of $188.7 million. During the year ended December 31, 2005, the Company received $121.6 million, net of underwriting discounts and offering expenses, from the sale of approximately 6.3 million shares of its common stock in three public offerings. In addition, the Company received a $60.0 million upfront payment upon entering into a License and Co-Development Agreement with Wyeth Pharmaceuticals (“Wyeth”) on December 23, 2005 for the development and commercialization of methylnaltrexone (“MNTX”), the Company’s lead investigational drug (see Note 7). At December 31, 2005, the Company had cash, cash equivalents and marketable securities, including non-current portion, totaling $173.1 million. The Company expects that cash, cash equivalents and marketable securities at December 31, 2005 will be sufficient to fund current operations beyond one year. During the year then ended, the Company had a net loss of $69.4 million and cash provided by operating activities was $11.1 million.

Other than potential revenues from MNTX, including those resulting from reimbursements of the Company’s development costs and milestone, contingent and royalty payments from Wyeth, the Company does not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and the Company expects its expenses to increase. Consequently, the Company may require additional external funding to continue its operations at the current levels in the future. The Company may enter into a collaboration agreement, or license or sale transaction, with respect to other of its product candidates. The Company may also seek to raise additional capital through the sale of its common stock or other securities and expects to fund aspects of its operations through government grants and contracts.

2. Summary of Significant Accounting Policies

Revenue Recognition

During the years ended December 31, 2003, 2004 and 2005, the Company recognized revenue from PSMA Development Company LLC, its joint venture with Cytogen Corporation (the “JV”), for contract research and development; from government research grants and contracts from the National Institutes of Health (the “NIH”), which are used to subsidize certain of the Company’s research projects (“Projects”); and from the sale of research reagents. On December 23, 2005, the Company entered into a license and co-development agreement with Wyeth, which includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon the Company’s achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. The Company recognizes revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”.

Effective January 1, 2005, the Company elected to change the method it uses to recognize revenue under SAB104 for payments received under research and development collaboration agreements that contain substantive at-risk milestone payments. There was no cumulative effect of this change in accounting principle because the Company did not have any of these contracts at the time of the change. The change in accounting method was made because the Company believes that it will enhance the comparability of its financial results with those of its peer group companies in the biotechnology industry and because it is expected to better reflect the substance of the Company’s collaborative arrangements.

Under the new method, non-refundable upfront license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company would recognize upfront license payments as revenue upon

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations, typically including research or steering committee services, could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations could not be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments would be recognized as revenue over the estimated period of when the Company’s performance obligations are performed.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. The Company recognizes revenue using the proportionate performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents will typically be used as the measure of performance. Under the proportionate performance method, revenue related to upfront license payments is recognized in any period as the percent of actual effort expended in that period relative to total effort budgeted for all of the Company’s performance obligations under the arrangement.

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement and the performance obligations are provided on a best-efforts basis, then the total upfront license payments would be recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which it expects to complete its performance obligations under the arrangement. In addition, if the Company is involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, the Company assesses whether its involvement constitutes a performance obligation or a right to participate.

Collaborations may also contain substantive milestone payments. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (1) the milestone payments are non-refundable; (2) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment (the “Substantive Milestone Method”).

Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be considered part of the consideration for the single unit of accounting and be recognized as revenue as such performance obligations are performed under either the proportionate performance or straight-line methods, as applicable, and in accordance with the policies described above.

The Company will recognize revenue for payments that are contingent upon performance solely by its collaborator immediately upon the achievement of the defined event if the Company has no related performance obligations.

Reimbursement of costs is recognized as revenue provided the provisions of EITF Issue No. 99-19 are met, the amounts are determinable and collection of the related receivable is reasonably assured.

Royalty revenue is recognized upon the sale of related products, provided that the royalty amounts are fixed and determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement. If royalties are received when the Company has remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and, therefore, would be recognized as such performance obligations are performed under either the proportionate performance or straight-line methods, as applicable, and in accordance with the policies described above.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ended December 31, 2006 are classified as long-term deferred revenue. As of December 31, 2005, relative to the $60 million upfront license payment received from Wyeth, the Company has recorded $23,580 and $36,420 as short-term and long-term deferred revenue, respectively, which is expected to be recognized as revenue through 2008. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget for the Wyeth collaboration agreement for its total effort required to complete its performance obligations under that arrangement. That estimate may change in the future and such changes to estimates would result in a change in the amount of revenue recognized in future periods.

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

NIH grant and contract revenue is recognized as efforts are expended and as related subsidized Project costs are incurred. The Company performs work under the NIH grants and contract on a best-effort basis. The NIH reimburses the Company for costs associated with Projects in the fields of HIV and cancer, including preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. Substantive at-risk milestone payments are uncommon in these arrangements, but would be recognized as revenue on the same basis as the Substantive Milestone Method.

Both the Company and Cytogen are required to fund the JV equally to support ongoing research and development efforts conducted by the Company on behalf of the JV. The Company recognizes payments for research and development as revenue as services are performed. The Members have not approved a work plan or budget for 2006 (see Note 10). Therefore, beginning on January 1, 2006, the Company, will not be reimbursed by the JV for its services and the Company will not recognize revenue from the JV until such time as a work plan and budget are approved.

For the years ended December 31, 2003, 2004 and 2005, the Company’s research grant and contract and contract research and development revenue came exclusively from the NIH and the JV, respectively. The Company’s research grant and contract revenue represented 65%, 78 % and 89% of its total revenue, respectively, and contract research and development revenue represented 33%, 21% and 10% of its total revenue, respectively. For the years ended December 31, 2004 and 2005, receivables from the NIH represented 84% and 99% of total receivables, respectively, and receivables from the JV represented 15% and 0% of total receivables, respectively.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates include useful lives of fixed assets, the periods over which certain revenues and expenses will be recognized, including contract research and development revenue recognized from non-refundable up front licensing payments and expense recognition of certain clinical trial costs which are included in research and development expenses, and the likelihood of realization of deferred tax assets.

Patents

As a result of research and development efforts conducted by the Company, the Company has applied, or is applying, for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

Net Loss Per Share

The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No.128, “Earnings Per Share” (“SFAS No.128”). Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period, which includes restricted shares only as the restrictions lapse. Potential common shares have been excluded from diluted net loss per share since they would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities and receivables from the JV and the NIH. The Company invests its excess cash in taxable auction rate securities (“ARS”) and corporate notes. The Company has established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2004 and 2005, the Company had invested approximately $3,479 and $2,830, respectively, in funds with two major investment companies and held approximately $1,748 and $64,242, respectively, in a single commercial bank. Restricted cash represents amounts held in escrow for security deposits and credit cards.

Marketable Securities

In accordance with Statement of Financial Accounting Standards No.115, “Accounting for Certain Debt and Equity Securities,” investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices. Interest and dividends on securities classified as available-for-sale are included in interest income (see Note 3).

At December 31, 2004 and 2005, the Company’s investment in marketable securities in the current assets section of the consolidated balance sheets included $8.1 million and $45.2 million, respectively, of auction rate securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities. All income generated from these current investments was recorded as interest income.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

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

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of fixed assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. Based on an assessment as of December 31, 2005, no impairments had occurred.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes” (“SFAS No.109”). SFAS No.109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain (see Note 13).

Risks and Uncertainties

The Company has no products approved by the U.S. Food and Drug Administration for marketing. There can be no assurance that the Company’s research and development will be successfully completed, that any products developed will obtain necessary marketing approval by regulatory authorities or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, and it is dependent upon the continued services of its current employees, consultants and subcontractors. The Company currently relies upon single-source third party manufacturers for the supply of bulk and finished form MNTX. For the three years ended December 31, 2005, the primary sources of the Company’s revenues were contract research and development revenues from the JV and research grants and contracts revenues from the NIH. There can be no assurance that revenues from research grants and contracts will continue. The Members have not currently approved a work plan or budget for 2006. Therefore, the Company will not recognize revenue from the JV from January 1, 2006 until such time as a work plan and budget are approved. Substantially all of the Company’s accounts receivable at December 31, 2005 and December 31, 2004 were from the above-named sources.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Stock-Based Compensation

The accompanying financial position and results of operations have been prepared in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the our stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock. The Company recognizes compensation expense if the terms of an option grant are not fixed or the quoted market price of our common stock on the grant date is greater than the amount an employee must pay to acquire the stock. Compensation expense is also recognized for performance-based vesting of stock options upon achievement of defined milestones. Unearned compensation for restricted stock awards granted is recorded on the date of the grant based on the intrinsic value of such awards. Such unearned compensation is expensed, using a straightline method, over the period during which the related restrictions on such stock lapse. Upon termination of employment, unvested restricted stock awards, if any, are forfeited and compensation expense and unearned compensation previously recognized are reversed.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No.123(R)”), using the modified prospective method (see Note 11). In anticipation of the adoption of SFAS No.123(R), we have revised certain assumptions used in the Black-Scholes option pricing model. For all awards granted on or after January 1, 2005, we changed the estimate of expected term from 5 years to 6.5 years. The period used to calculate historical volatility of the Company’s common stock has also been revised to 6.5 years. The impact of these revisions is expected to increase the amount of compensation expense recognized by the Company as compared to the amount that would have been recognized using the previous estimates.

The following table, which summarizes the pro forma operating results and compensation costs for the Company’s incentive stock option and stock purchase plans, has been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by Statement of Financial Accounting Standards No.123 “Accounting for Stock-Based Compensation” (“SFAS No.123”). Since option grants awarded during 2003, 2004 and 2005 vest over several years and additional awards are expected to be issued in the future, the pro forma results shown below are not likely to be representative of the effects on future years of the application of the fair value based method.

	Years Ended December 31,
	2003	2004	2005
Net loss, as reported	$(30,986)	$(42,018)	$(69,429)
Add: Stock-based employee compensation expense included in reported net loss	103	452	1,793
Deduct: Total stock-based employee compensation determined under fair value based method for all awards	(11,838)	(8,479)	(10,148)
Pro forma net loss	$(42,721)	$(50,045)	$(77,784)
Net loss per share amounts, basic and diluted:
As reported	$(2.32)	$(2.48)	$(3.33)
Pro forma	$(3.20)	$(2.96)	$(3.73)

The fair value of options and warrants granted to non-employees for services, determined using the Black-Scholes option pricing model (see Note 11 for assumptions), is included in the financial statements and expensed as they vest in accordance with Emerging Issues Task Force 96-18. “Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. Net loss and pro forma net loss include $223, $385 and $640 of non-employee compensation expense in the years ended December 31, 2003, 2004 and 2005, respectively.

Other disclosures required by SFAS No.123 have been included in Note 11.

Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by Statement of Financial Accounting Standards No.130, “Reporting Comprehensive Income” for the years ended December 31, 2003, 2004 and 2005 have been included in the Statements of Stockholders’ Equity and Comprehensive Loss.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 123 (revised 2004) “Share-Based Payment”(“SFAS No. 123(R)”), which is a revision of FASB Statement No.123, “Accounting for Stock Based Compensation” (“SFAS No.123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock, and purchases of common stock under the Company’s Employee Stock Purchase Plans, if compensatory, as defined, to be recognized in the financial statements based on their grant-date fair values. The standard allows three alternative transition methods for public companies: modified prospective method; modified retrospective method with restatement of prior interim periods in the year of adoption; and modified retroactive method with restatement of all prior financial statements to include the same amounts that were previously included in pro forma disclosures. Historically, in accordance with SFAS No.123 and Statement of Financial Accounting Standards No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), the Company had elected to follow the disclosure-only provisions of Statement No.123 and, accordingly, accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, when stock options are issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense is recognized in the financial statements and pro forma compensation expense in accordance with SFAS No. 123 is only disclosed in the footnotes to the financial statements. The Company adopted SFAS No.123(R) on January 1, 2006 using the modified prospective application and the Black-Scholes option pricing model to calculate the fair value of option awards. The Company expects the impact that SFAS No. 123(R) will have on its results of operations to be material. Total compensation expense related to unvested stock options and restricted stock at January 1, 2006 was $15.3 million, which will be recognized as compensation expense over a weighted average period of 3.6 years.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses views of the SEC staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provide the SEC staff’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS No. 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to adoption of SFAS No. 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123(R). The Company will implement all applicable aspects of SAB 107, including those related to presentation and disclosure requirements under SFAS No.123(R) beginning on January 1, 2006.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

On November 10, 2005, the FASB staff issued FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides a transition election related to the accounting for the income tax effects of stock-based-compensation awards upon an entity's adoption of SFAS No.123(R). The transition election is intended to simplify the calculation of the pool of windfall tax benefits that is available to absorb tax deficiencies, or shortfalls, that may occur in periods subsequent to the adoption of SFAS No.123(R). Determining the pool of windfall tax benefits under SFAS No. 123(R) requires an entity to analyze and reconcile the book and tax records of all stock-based-compensation awards dating back to the original effective date of SFAS No.123 in 1995. The FASB staff issued FSP 123(R)-3 because there may be significant cost or complexities involved in determining the pool of windfall tax benefits from the original effective date of SFAS No.123. FSP 123(R)-3 gives entities an election to select an alternative transition method (the short-cut method) for the calculation of the pool of windfall tax benefits as of the adoption date of SFAS No.123(R).  The Company has elected to adopt the short cut method when it adopts SFAS No.123(R) and expects its pool of windfall tax benefits to be zero on the date of adoption because it has had net operating losses since inception.

On February 3, 2006, the FASB issued Staff Position No. FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” (“FSP 123(R)-4”). FSP 1232(R)-4 amends SFAS 123(R) to allow options and similar instruments issued as employee compensation to be accounted for as equity instruments rather than as liabilities, as had been required by SFAS 123(R) if the option contains a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control until it becomes probable that the event will occur. An example of such contingent event is a change in control of an employer. The Company does not expect FSP 1232(R)-4 to have a material effect on its financial statements.

On September 1, 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which will require entities that voluntarily make a change in accounting principle to apply that change retrospectively to prior periods' financial statements, unless this would be impracticable. SFAS No.154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No.154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No.154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Under APB 20, such a change would have been reported as a change in accounting principle. SFAS No.154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The Company does not expect the impact of adoption of SFAS No. 154 will be material to its financial statements.

On November 3, 2005, the FASB issued Staff Position No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1 and FAS 124-1”). This FSP, effective January 1, 2006, provides accounting guidance regarding the determination of when an impairment of debt and equity securities should be considered other-than-temporary, as well as the subsequent accounting for these investments. The adoption of this FSP is not expected to have a material impact on the Company’s financial position or results of operations.

3. Marketable Securities

The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity (See Note 2). The following table summarizes the amortized cost basis, the aggregate fair value, and gross unrealized holding gains and losses at December 31, 2004 and 2005:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2004:
Maturities less than one year:
Corporate debt securities	$11,970	$11,914	$4	$(60)	$(56)
Government-sponsored entities	5,008	4,980		(28)	(28)
Maturities between one and five years:
Corporate debt securities	993	986		(7)	(7)
Maturities greater than five years:
Municipal Bonds (ARS)	8,100	8,100
	$26,071	$25,980	$4	$(95)	$(91)

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2005:
Maturities less than one year:
Corporate debt securities	$51,458	$51,333		$(125)	$(125)
Government-sponsored entities	2,500	2,484		(16)	(16)
Maturities between one and five years:
Corporate debt securities	7,059	7,035		(24)	(24)
Maturities greater than five years:
Municipal Bonds (ARS)	45,149	45,166	$17		17
	$106,166	$106,018	$17	$(165)	$(148)

The total realized losses from the sale of marketable securities for the year ended December 31, 2004 were $31. The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005.

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$57,377	$(142)	$991	$(7)	$58,368	$(149)
Government-sponsored entities	2,484	(16)			2,484	(16)
Total	$59,861	$(158)	$991	$(7)	$60,852	$(165)

Corporate debt securities. The Company’s investments in corporate debt securities with unrealized losses at December 31, 2005 include 27 securities with maturities of less than one year ($51,333 of the total fair value and $125 of the total unrealized losses in corporate debt securities) and four securities with maturities between one and two years ($7,035 of the total fair value and $24 of the total unrealized losses in corporate debt securities). The severity of the unrealized losses (fair value is approximately 0.01 percent to 0.76 percent less than cost) and duration of the unrealized losses (weighted average of 2.80 months) correlate with the short maturities of the majority of these investments and with interest rate increases during 2005, which have generally resulted in a decrease in the market value of the Company’s portfolio. Based upon the Company’s currently projected sources and uses of cash, the Company intends to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these marketable securities to be other-than-temporarily impaired at December 31, 2005.

Government-sponsored entities. The unrealized losses on the Company’s investments in government-sponsored entities were primarily caused by interest rate increases, which have generally resulted in a decrease in the market value of the Company’s portfolio. Based upon the Company’s currently projected sources and uses of cash, the Company intends to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these marketable securities to be other-than-temporarily impaired at December 31, 2005.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

4. Fixed Assets

Fixed assets consist of the following:

	December 31,
	2004	2005
Computer equipment	$722	$841
Machinery and equipment	5,095	5,263
Furniture and fixtures	652	671
Leasehold improvements	4,119	4,241
Construction in progress	445	946
	11,033	11,962
Less, accumulated depreciation and amortization	(6,341)	(7,806)
	$4,692	$4,156

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	December 31,
	2004	2005
Accounts payable	$1,438	$880
Accrued consulting and clinical trial costs	3,832	6,721
Accrued payroll and related costs	734	1,144
Legal and professional fees	1,256	1,255
Other		238
	$7,260	$10,238

6. Stockholders’ Equity

The Company is authorized to issue 40,000 shares of common stock, par value $.0013 (“Common Stock”), and 20,000 shares of preferred stock, par value $.001. The Board has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board.

In November 2003, the Company completed its third public offering of Common Stock, which provided the Company with $49.8 million in net proceeds. As a result of that offering, the Company issued 3,332 shares of common stock at $16.25 per share and incurred related expenses of $4.4 million.

During the second and third quarters of 2005, the Company completed a series of public offerings of Common Stock, which provided the Company with $121.6 million in net proceeds from the sale of 6,307 shares of Common Stock, at prices ranging from $15.25 to $23.90 per share, and incurred related expenses of $4.8 million.

On December 22, 2005, the Company entered into a series of agreements with the licensors of the Company’s sublicense for the MNTX technology (see Notes 8 and 9 (b)(v)). The Company issued a total of 686 shares of Common Stock to the licensors, valued at $15,839, based upon the closing price of the Company’s Common Stock on the date of the transaction of $23.09 per share.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

7. License and Co-Development Agreement with Wyeth Pharmaceuticals

On December 23, 2005, Progenics Pharmaceuticals, Inc.(the “Company” or “Progenics”) entered into a License and Co-Development Agreement (the “Collaboration Agreement”) with Wyeth Pharmaceuticals, a Division of Wyeth, (“Wyeth”) (collectively, the “Parties”) for the purpose of developing and commercializing methylnaltrexone (“MNTX”), the Company’s lead investigational drug, for the treatment of opioid-induced side effects, including constipation and post-operative bowel dysfunction, associated with chronic pain and advanced medical illness. The Collaboration Agreement contemplates three products: (i) a subcutaneous (“SC”) product to be used in patients with opioid-induced constipation; (ii) an intravenous (“IV”) product to be used in patients with post-operative bowel dysfunction and (iii) an oral (“Oral”) product to be used in patients with opioid-induced constipation.

The collaboration is being administered by a Joint Steering Committee (“JSC”) and a Joint Development Committee (“JDC”), each with equal representation by the Parties. The Joint Steering Committee is responsible for coordinating the key activities of Wyeth and the Company under the Collaboration Agreement. The Joint Development Committee is responsible for overseeing, coordinating and expediting the development of MNTX by Wyeth and the Company.

Under the Collaboration Agreement, Progenics granted to Wyeth an exclusive, worldwide license, even as to Progenics, to develop and commercialize MNTX. Progenics is responsible for developing the SC and IV products in the United States, until regulatory approval. Progenics will transfer to Wyeth, at a mutually agreeable time, any existing supply agreements with third parties for MNTX and will sublicense any intellectual property rights to permit Wyeth to manufacture MNTX, during the development and commercialization phases of the Collaboration Agreement, in both bulk and finished form for all products worldwide. Progenics will also transfer to Wyeth all know-how, as defined, related to MNTX. Based upon the Company’s research and development programs, such period will cease upon completion of the Company’s development obligations under the Collaboration Agreement.

Wyeth is developing the Oral product worldwide and the SC and IV products outside the US. In the event the JSC approves any formulation of MNTX other than subcutaneous, intravenous or oral or any other indication for the products currently contemplated using the subcutaneous, intravenous or oral forms of MNTX, Wyeth will be responsible for development of such products, including conducting clinical trials and obtaining and maintaining regulatory approval. Beginning January 1, 2006, Wyeth is reimbursing Progenics for all development costs incurred by Progenics that are within the budget approved by the JSC, and is paying all of its own development costs.

Wyeth is responsible for the commercialization of the SC, IV and Oral products, and any other products developed upon approval by the JSC, throughout the world and will pay all costs of commercialization of all products. Decisions with respect to commercialization of any products developed under the Collaboration Agreement will be made solely by Wyeth.

Wyeth granted to Progenics an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the products developed under the Collaboration Agreement, subject to certain conditions. The extent of the Company’s co-promotion activities and the fee that the Company will be paid by Wyeth for these activities, will be established when the Company exercises its option. Wyeth will record all sales of products worldwide (including those sold by the Company, if any, under a Co-Promotion Agreement). Wyeth may terminate any Co-Promotion Agreement if a top 15 pharmaceutical company acquires control of Progenics. Thus, Progenics’ potential right to commercialize any product, including its Co-Promotion Option, are not essential to the functionality of the already delivered products or services, Progenics’ development obligations, and Progenics’ failure to fulfill its co-promotion obligations would not result in a full or partial refund (or reduction of the consideration due) or the right to reject the already delivered products or services.

In addition to reimbursement of development costs, Wyeth has made or will make the following payments to us: (i) a nonrefundable, noncreditable upfront payment, within five business days of execution of the Collaboration Agreement of $60 million; (ii) development and sales milestones and contingent payments, consisting of defined nonrefundable, noncreditable payments, totaling $356.5 million, including clinical and regulatory events and combined annual worldwide net sales, as defined and (iii) sales royalties during each calendar year during the royalty period, as defined, based on certain percentages of net sales in the US and worldwide. At December 31, 2005, the Company has deferred the recognition of revenue for the $60 million upfront payment since work under the Collaboration Agreement did not commence until January 2006.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The Collaboration Agreement extends, unless terminated earlier, on a country-by-country and product-by-product basis, until the last to expire royalty period, as defined, for any product. Progenics may terminate the Collaboration Agreement at any time upon 90 days of written notice to Wyeth (30 days in the case of breach of a payment obligation) upon material breach that is not cured. Wyeth may, with or without cause, following the second anniversary of the first commercial sale, as defined, of the first commercial product in the U.S., terminate the Collaboration Agreement by providing Progenics with at least 360 days prior written notice of such termination. Wyeth may also terminate the agreement (i) upon 30 days written notice following one or more serious safety or efficacy issues that arise, as defined, and (ii) at any time, upon 90 days written notice of a material breach that is not cured by Progenics. Upon termination of the Collaboration Agreement, the ownership of the license the Company granted to Wyeth will depend on the party that initiates the termination and the reason for the termination.

    The Company will recognize revenue in connection with the Collaboration Agreement under SAB 104 and will apply the Substantive Milestone Method (see Note 2). In accordance with EITF 00-21, all of the Company’s deliverables under the Collaboration Agreement, consisting of granting the license for MNTX, transfer of supply contracts with third party manufacturers of MNTX, transfer of know-how related to MNTX development and manufacturing, and completion of development for the SC and IV products in the US, represent one unit of accounting since none of those components have standalone value to Wyeth prior to regulatory approval of at least one product; that unit of accounting comprises the development phase, through regulatory approval, for the SC and IV products in the U.S.

Accordingly, Progenics deferred recognition of revenue for the upfront payment upon receipt. Subsequently, the Company will recognize revenue for the upfront payment, based upon proportionate performance, over the development period of the SC and IV products, through regulatory approval in the US. The Company expects that period to extend through 2008. Since the Company has no obligation to develop the SC or IV products outside the US or the Oral product at all and has no significant commercialization obligations for any product, recognition of revenue for the upfront payment would not be required during those periods, if they extend beyond the period of the Company’s development obligations.

The Company will recognize as contract research and development revenue from collaborator amounts, reimbursable by Wyeth, for approved MNTX development costs incurred by the Company in each period. Upon achievement of defined substantive development milestones by the Company for the SC and IV products in the US, the milestone payments will be recognized as revenue. Recognition of revenue for developmental contingent events related to the SC and IV products outside the U.S. and for the Oral product, which are the responsibility of Wyeth, will be recognized as revenue when Wyeth achieves those events, if they occur subsequent to completion by the Company of its development obligations, since Progenics would have no further obligations related to those products. Otherwise, if Wyeth achieves any of those events before the Company has completed its development obligations, recognition of revenue for the Wyeth contingent events will be recognized over the period from the effective date of the Collaboration Agreement to the completion of the Company’s development obligations. All sales milestones and royalties will be recognized as revenue when earned.

8. Acquisition of Contractual Rights from MNTX Licensors

On December 22, 2005, Progenics and Progenics Pharmaceuticals Nevada acquired certain rights for its lead investigational drug, methylnaltrexone (“MNTX”), from several of its licensors.

In 2001, Progenics entered into an exclusive sublicense agreement with UR Labs, Inc. (“URL”) (see Note 9(b)(v)) to develop and commercialize MNTX (the “MNTX Sublicense”) in exchange for rights to future payments resulting from the MNTX Sublicense. In 1989, URL obtained an exclusive license to MNTX, as amended, from the University of Chicago (“UC”) under an Option and License Agreement dated May 8, 1985, as amended (the “URL-Chicago License”). In 2001, URL also entered into an agreement with certain heirs of Dr. Leon Goldberg (the “Goldberg Distributees”), which provided them with the right to receive payments based upon revenues received by URL from the development of the MNTX Sub-license (the “URL-Goldberg Agreement”).

On December 22, 2005, Progenics and Progenics Nevada entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) by and among Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc., UR Labs, Inc. and the shareholders of UR Labs, Inc. (the “URL Shareholders”), under which Progenics Nevada acquired substantially all of the assets of URL, comprised of its rights under the URL-Chicago License, the MNTX Sublicense and the URL-Goldberg Agreement, thus assuming URL’s rights and responsibilities under those agreements and extinguishing Progenics’ obligation to make royalty and other payments to URL.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

On December 22, 2005, Progenics and Progenics Nevada entered into an Assignment and Assumption Agreement with the Goldberg Distributees, under which Progenics Nevada assumed all rights and obligations of the Goldberg Distributees under the URL-Goldberg Agreement, thereby extinguishing URL’s (and consequentially, the Company’s) obligations to make payments to the Goldberg Distributees. Although the Company is no longer obligated to make payments to URL or the Goldberg Distributees, the Company is required to make future payments to the University of Chicago that would have been made by URL.

In consideration for the assignment of the Goldberg Distributees’ rights and of the acquisition of the assets of URL described above, Progenics issued, on December 22, 2005, a total of 686 shares of its common stock, with a fair value of $15.8 million, based on a closing price of the Company’s common stock of $23.09, and paid a total of $2.6 million in cash (representing the opening market value, $22.85 per share, of 114 shares of Progenics’ common stock on the date of the acquisition) to the URL Shareholders and the Goldberg Distributees and paid $310 in transaction fees. The Company has registered for resale, using its best efforts, a portion of the consideration, totalling 286 shares of its common stock, with the Securities and Exchange Commission using the shelf registration process.

The Company accounted for the acquisition of the rights described above from the licensors, the only asset acquired, as an asset purchase. The acquired rights, relate to the MNTX Sublicense and the Company’s research and development activities for MNTX, for which technological feasibility has not yet been established, for which there is no identified alternative future use and, which has not received regulatory approval for marketing. Accordingly, the entire purchase price of $18.7 million was recorded as license expense, as a separate line item in the Company’s Consolidated Statement of Operations, in the period incurred.

9. Commitments and Contingencies

a. Operating Leases

As of December 31, 2005, the Company leases office and laboratory space under: (i) a non-cancelable sublease agreement (“Sublease”) and (ii) a separate non-cancelable direct lease agreement (“Direct Lease”). The Sublease, as amended, provides for fixed monthly rental expense of approximately $65 through June 30, 2007. Such amounts are recognized as rent expense on a straight-line basis over the term of the Sublease. The Sublease can be extended at the Company’s option for one additional two-year term. The
Direct Lease provides for fixed monthly rental expense of approximately $56 through August 31, 2007, and approximately $65 through December 31, 2009. The Direct Lease can be extended at the Company’s option for two additional five-year terms. In addition to rents due under these agreements, the Company is obligated to pay additional facilities charges, including utilities, taxes and operating expenses. The Company also leases certain office equipment under non-cancelable operating leases. The leases expire at various times through January 2007.

As of December 31, 2005, future minimum annual payments under all operating lease agreements are as follows:

Years ending December 31,	Minimum Annual Payments
2006	$1,645
2007	1,244
2008	883
2009	883
$4,655

Rental expense totaled approximately $841, $1,657 and $1,675 for the years ended December 31, 2003, 2004 and 2005, respectively. For the years ended December 31, 2003 and 2004, the Company recognized amounts paid in excess of rental expense of approximately $21and $8, respectively. For the year ended December 31, 2005, the Company recognized rent expense in excess of amounts paid of $21. Additional facility charges, including utilities, taxes and operating expenses, for the years ended December 31, 2003, 2004 and 2005 were approximately $1,086, $1,932 and $2,257, respectively.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

b. Licensing, Service and Supply Agreements

The Company has entered into a variety of intellectual property-based license and service agreements and a supply agreement for MNTX in connection with its product development programs. In connection with all the agreements discussed below, the Company has recognized milestone, license and sublicense fees and supply costs, which are included in research and development expenses, totaling approximately $1,412, $1,291 and $22,375 for the years ended December 31, 2003, 2004 and 2005, respectively. In addition, as of December 31, 2005, remaining payments associated with milestones and defined objectives with respect to the agreements referred to below total approximately $15,170. Future annual minimum royalties under the licensing agreements described below are not significant.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

iii. Aquila Biopharmaceuticals, Inc.

The Company has entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics Inc., pursuant to which Aquila agreed to supply the Company with all of its requirements for the QS-21TM adjuvant for use in ganglioside-based cancer vaccines, including GMK. QS-21 is the lead compound in the Stimulon® family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the U.S. the licensed patent will expire in 2008.

The Company’s license agreement requires it to achieve development milestones. The agreement states that the Company is required to have filed for marketing approval of a drug by 2001 and to commence the manufacture and distribution of a drug by 2003. We have not achieved these milestones due to delays that we believe could not have been reasonably avoided. The agreement provides that Aquila shall not unreasonably withhold consent to a reasonable revision of the milestone dates under specified circumstances, and we believe that the delays referred to above satisfy the criteria for a revision of the milestone dates. Aquila has not consented to a revision of the milestone dates as of this time.

The Company has the right to terminate the agreement without cause upon 90 days prior written notice, with the obligation to pay only those liabilities that have accrued prior to such termination. In the event of a default by one party, the agreement may also be terminated, after an opportunity to cure, by non-defaulting party upon 60 days prior written notice.

iv. Development and License Agreement with PDL BioPharma, Inc. (formerly, Protein Design Labs, Inc.)

The Company has entered into a development and license agreement with Protein Design Labs, or PDL, for the humanization by PDL of PRO 140. Pursuant to the agreement, PDL granted the Company exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how relating to the humanized PRO 140. In general, the license agreement terminates on the later of 10 years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter the license is fully paid. The last of the presently issued patents expires in 2014; however, patent applications filed in the U.S. and internationally that the Company has also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. The Company has the right to terminate the agreement without cause upon 60 days prior written notice. In the event of a default by one party, the agreement may also be terminated, after an opportunity to cure, by non-defaulting party upon 30 days prior written notice.

v. UR Labs, Inc.

In 2001, the Company entered into an agreement with UR Labs to obtain worldwide exclusive rights to intellectual property rights related to MNTX. UR Labs had exclusively licensed MNTX from the University of Chicago. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and was obligated to make additional payments upon the occurrence of defined milestones. On December 22, 2005, the Company entered into a series of agreements with UR Labs, which extinguished Progenics’ obligation to make royalty and other payments to UR Labs (see Note 8). The Company will be responsible to make certain payments to the University of Chicago, associated with the MNTX product development and commercialization program, which would have been made by UR Labs.

vi. Genzyme Transgenics Corporation

The Company entered into a collaboration with Genzyme Transgenics to develop a transgenic source of the PRO 542 molecule. Under this agreement, Genzyme Transgenics conducted work designed to result in the establishment of a line of transgenic goats capable of expressing the molecule in lactation milk. The Company was obligated to pay Genzyme Transgenics certain fees to conduct the program as well as additional fees upon the achievement of specified milestones. During 2005, the collaboration with Genzyme Transgenics was terminated by mutual consent of the parties.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

vii. Pharmacopeia, Inc.

In March 2000, the Company entered into a research and license agreement with Pharmacopeia, Inc. to discover therapeutic treatments related to HIV. This agreement expanded on a collaboration with Pharmacopeia commenced in September 1997. Under the terms of the 2000 agreement, the Company provided proprietary assays and expertise and Pharmacopeia engaged in a screening program of its internal compound library. In August 2000, the Company expanded its collaboration with Pharmacopeia to add two additional programs. Progenics was entitled to a grant by Pharmacopeia of a license to active compounds, if any, identified in the program. The Company was obligated to pay Pharmacopeia fees as well as additional amounts upon the achievement of specified milestones and royalties on any sales of therapeutics marketed as a result of the collaboration. During 2005, the collaboration with Pharmacopeia was terminated by mutual consent of the parties.

viii. Hoffmann-LaRoche

On December 23, 1997 (the “Effective Date”), the Company entered into an agreement (the “Roche Agreement”) to conduct a research collaboration with F. Hoffmann-LaRoche Ltd and Hoffmann-LaRoche, Inc. (collectively “Roche”) to identify novel HIV therapeutics (the “Compound”). The Roche Agreement granted to Roche an exclusive worldwide license to use certain of the Company’s intellectual property rights related to HIV to develop, make, use and sell products resulting from the collaboration.

In March 2002, Roche exercised its right to discontinue funding the research being conducted under the Roche Agreement. Discussions between Roche and the Company resulted in an agreement by which the Company gained the exclusive rights to develop and market the Compound, as defined. Roche is entitled to receive certain milestone payments and royalties, as defined, provided Roche has not elected its option to resume joint development and commercialization of the Compound. As of December 31, 2005, Roche had not elected to resume its option.

ix. Cornell Research Foundation

      The Company is party to an Exclusive License Agreement with Cornell Research Foundation, Inc. (“Cornell”) regarding a patent application (the “Patent”) which is jointly owned by the Company and Cornell involving HIV. Under the agreement, Cornell granted to the Company an exclusive worldwide license to Cornell’s rights in the Patent and in further inventions and patents arising from research and development conducted by the Company or its sublicensees under the agreement. In consideration for Cornell granting the Exclusive License, the Company paid an upfront license fee and a minimum royalty payment and will make defined future annual minimum royalty payments, milestone payments upon the achievement of certain defined development and regulatory events and will pay royalties on net sales, as defined of products arising from the Exclusive License. If not terminated earlier, the agreement terminates upon the expiration of the last valid claim, as defined, covering a product. Thereafter, the license is fully-paid and royalty-free. Cornell may terminate the agreement if the Company is in default of contractual payments or is in material breach of the agreement that is not cured within 30 days of written notice. The Company may terminate the agreement at any time upon 60 days written notice.

x. Mallinckrodt Inc.

In March 2005, the Company entered into an agreement with Mallinckrodt Inc. for the supply of the bulk form of MNTX. The contract provides for Mallinckrodt to supply product based on a rolling forecast to be provided by the Company to Mallinckrodt with respect to the Company’s anticipated needs and for the Company’s purchase of product on specified pricing terms. Under this agreement, the Company is obligated to purchase a portion of its requirements for bulk form MNTX from Mallinckrodt, although the Company has no set minimum purchase obligation. Product supplied to the Company by Mallinckrodt is required to satisfy technical specifications agreed to by the Company. The contract term extends to January 1, 2008 and renews automatically thereafter for successive one-year terms unless either party provides prior notice to the other. Prior to its expiration, the contract may be terminated by either party upon a material breach by the other party or upon the occurrence of specified bankruptcy or insolvency events. In connection with the Company’s Collaboration Agreement with Wyeth (see Note 7), the Company’s agreement with Mallinckrodt will be transferred to Wyeth at a mutually agreeable time.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

c. Consulting Agreements

As part of the Company’s research and development efforts, it enters into consulting agreements with external scientific specialists (“Scientists”). These agreements contain various terms and provisions, including fees to be paid by the Company and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable by the Company. Certain Scientists, some of whom are members of the Company’s Scientific Advisory Board, have purchased Common Stock or received stock options which are subject to vesting provisions. The Company has recognized expenses with regard to these consulting agreements totaling approximately $460, $641 and $877 for the years ended December 31, 2003, 2004 and 2005, respectively. For the years ended December 31, 2003, 2004 and 2005, such expenses include the fair value of stock options granted during 2003, 2004 and 2005, which were fully vested at grant date, of approximately $223, $385 and $640, respectively.

10. PSMA Development Company LLC

a. Introduction

      PSMA Development Company LLC (the “JV”) was formed on June 15, 1999 as a joint venture between the Company and Cytogen Corporation (“Cytogen”) (each a “Member” and collectively, the “Members”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”). Each Member has equal ownership and equal representation on the JV’s management committee and equal voting rights and rights to profits and losses of the JV. In connection with the formation of the JV, the Members entered into a series of agreements, including an LLC Agreement and a Licensing Agreement (collectively, the “Agreements”), which generally define the rights and obligations of each Member, including the obligations of the Members with respect to capital contributions and funding of research and development of the JV for each coming year. The Agreements generally terminate upon the last to expire of the patents granted by the Members to the JV or upon breach by either party, which is not cured within 60 days of written notice or upon dissolution of the JV in accordance with the LLC Agreement.

The Company provides research and development services to the JV and is compensated for its services based on agreed-upon terms. Until January 2004, such services were provided to the JV pursuant to a Services Agreement and extensions thereof. The Services Agreement, as extended, expired effective January 31, 2004, and as of December 31, 2005, the Members had not yet agreed upon the terms of a replacement services agreement, although the Company continued to provide services to the JV, for which it was compensated. The Services Agreement provides that all inventions made by the Company in connection with its research and development services for the JV are to be assigned to the JV for its use and benefit.

b. Funding of Research and Development by the Members

The level of commitment by the Members to fund the JV is based on an annual budget and work plan that is developed and approved by the Members. The budget is intended to provide for sufficient funds to conduct the research and development projects specified in the work plan for the then-current year. At December  31, 2005, the JV had no approved budget or work plan for the year ending December  31, 2006 because the Company and Cytogen had not yet reached agreement with respect to a number of matters relating to the JV. However, the Members are required to fulfill obligations under existing contractual commitments as of December 31, 2005. Although work on the PSMA projects continues, if the Members do not reach an agreement regarding the 2006 budget and work plan, the programs conducted by the JV would likely be delayed or halted, and the Company’s capital commitments to, and its revenues associated with, the joint venture would be reduced or eliminated.

Under the Agreements, the Company was required to fund the initial cost of research up to $3.0 million. As of December 31, 2001, the Company had met its obligation to provide this amount. Since that time, each Member has made equal capital contributions to fund research and other costs.

The contributions of the Members to the JV, one half of which was committed by each Member, were $8.0 million, $3.9 million and $7.9 million, respectively, in the years ended December 31, 2003, 2004 and 2005. Each Member made a capital contribution to the JV of $0.5 million in January 2005, which was used to fund obligations for work performed under the approved 2004 work plan, and which amounts are included in the total contributions for the year ended December 31, 2005 set forth above.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

c. Contract Research and Development Revenue from the JV

Amounts received by the Company from the JV as payment for research and development services and reimbursement of related costs in excess of the initial $3.0 million provided by the Company (see above) are recognized as contract research and development revenue. For the years ended December 31, 2003, 2004 and 2005, such amounts totaled approximately $ 2.5 million, $2.0 million and $1.0 million, respectively. According to the Agreements, the Company may directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies. In consideration of the Company’s initial incremental capital contribution of $3.0 million of joint venture research expenditures, the Company may retain $3.0 million of such government grant funding. To the extent that the Company retains grant revenue in respect of work for which it has also been compensated by the joint venture, the remainder of the $3.0 million to be retained by the Company is reduced and the Company records an adjustment in its financial statements to reduce both joint venture losses and contract revenue from the joint venture. Such adjustments were $927, $762 and $1,311 for the years ended December 31, 2003, 2004 and 2005, respectively, and $3.0 million cumulatively through December 31, 2005. Contract research and development revenue recognized by the Company related to services provided to the JV may vary in the future due to potential future funding limitations on the part of the Members, disagreements between the Members regarding JV funding or operations, the extent to which the JV requests Progenics to perform research and development under the terms of a new Services Agreement or other form of agreement between the Members with respect to such services.

d. Selected Financial Statement Data

The Company accounts for its investment in the JV in accordance with the equity method of accounting. Selected financial statement data of the JV are as follows:

Balance Sheet Data

	December 31,
	2004	2005
Cash		$873
Due from Progenics		194
Prepaid expenses	$12	9
Total assets	$12	$1,076

Accounts payable to Progenics	$189
Accounts payable to Cytogen	4	$3
Accounts payable and accrued expenses	629	332
Stockholders’ (deficit) equity	(810)	741
Total liabilities and stockholders’ (deficit) equity	$12	$1,076

Statement of Operations Data

	For the Year Ended			For the Period from June 15, 1999 (inception) to December 31, 2005
	2003	2004	2005
Interest income	$5	$7	$9	$250
Total expenses (1)	6,909	5,799	6,358	30,707
Net loss	$(6,904)	$(5,792)	$(6,349)	$(30,457)

                   (1) Includes contract research and development services performed by Progenics

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

f. Collaboration Agreements of the Joint Venture

i. Abgenix

In February 2001, the JV entered into a worldwide exclusive licensing agreement with Abgenix to use Abgenix’ XenoMouse™ technology for generating fully human antibodies to the JV’s proprietary PSMA antigen. In consideration for the license, the JV paid a nonrefundable, non-creditable license fee and is obligated to make additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. The JV has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

ii. AlphaVax Human Vaccines

In September 2001, the JV entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating the JV’s proprietary PSMA antigen. In consideration for the license, the JV paid a nonrefundable, noncreditable license fee and is obligated to make additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include the JV’s failure to achieve milestones; however, the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. The JV has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’ system or seven years from the first commercial sale of the products developed using AlphaVax’ system. The last of the presently issued patents expire in 2015; however, patent applications filed in the U.S. and internationally that the JV has also licensed and patent term extensions may extend the period of the JV’s license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

iii. Seattle Genetics, Inc.

In June 2005, the JV entered into a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to the JV. Under the license, the JV has the right to use the ADC Technology to link cell-killing drugs to the JV’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI also is required to provide technical information to the JV related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. The JV may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). The JV is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. The JV may sublicense the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. The JV made a $2.0 million technology access payment to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, the JV will make payments, aggregating $15.0 million, upon the achievement of certain defined milestones and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to the JV under the SGI Agreement, SGI will receive supply and/or labor cost payments from the JV at agreed-upon rates. The ability of PSMA LLC to comply with the terms of the SGI Agreement will depend on agreement by the Members regarding work plans and budgets of PSMA LLC in future years.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

11. Stock Incentive and Employee Stock Purchase Plans

The Company has adopted four stock incentive plans, the 1989 Non-Qualified Stock Option Plan, the 1993 Stock Option Plan, the 1996 Amended Stock Incentive Plan and the 2005 Stock Incentive Plan (individually the “89 Plan,” “93 Plan”, “96 Plan,” and “05 Plan”, respectively, or collectively, the “Plans”). Under the 89 Plan, the 93 Plan and the 96 Plan, each as amended, and the 05 Plan, a maximum of 375, 750, 5,000 and 2,000 shares of Common Stock, respectively, are available for awards to employees, consultants, directors and other individuals who render services to the Company (collectively, “Awardees”). The Plans contain certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. The 89 Plan and 93 Plan provide for the Board, or the Compensation Committee (“Committee”) of the Board, to grant stock options to Awardees and to determine the exercise price, vesting term and expiration date. The 96 Plan and the 05 Plan provide for the Board or Committee to grant to Awardees stock options, stock appreciation rights, restricted stock, performance awards or phantom stock, as defined (collectively “Awards”). The Committee is also authorized to determine the term and vesting of each Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Stock options granted under the Plans generally vest pro rata over four to ten years and have terms of ten to twenty years. Restricted stock issued under the 96 Plan or 05 Plan usually vests annually over a four year period, unless specified otherwise by the Committee, and has a term of ten years. Except as noted below, the exercise price of outstanding stock options was equal to the fair value of the Company’s Common Stock on the dates of grant. Under the 89 Plan, for a period of ten years following the termination for any reason of an Awardee’s employment or active involvement with the Company, as determined by the Board, the Company has the right, should certain contingent events occur, to repurchase any or all shares of Common Stock held by the Awardee and/or any or all of the vested but unexercised portion of any option granted to such Awardee at a purchase price defined by the 89 Plan, which is equal to or exceeds fair value. The 89 Plan and the 93 Plan terminated in April 1994 and December 2003, respectively, and the 96 Plan and 05 Plan will terminate in October 2006 and April 2015, respectively; however, options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

The following table summarizes stock option information for the Plans as of December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.33 - $ 1.33	129	4.8	$1.33	129	$1.33
$ 2.47 - $ 4.00	401	1.4	3.98	377	3.98
$ 4.41 - $ 6.98	86	6.5	5.76	79	5.75
$ 7.15 - $ 11.44	178	5.4	9.65	143	9.46
$ 11.50 - $17.03	2,054	5.8	13.69	1,616	13.48
$17.10 - $25.62	1,123	8.0	20.49	448	19.24
$26.00 - $27.44	73	5.3	26.28	58	26.29
$42.38 - $48.88	40	4.0	44.82	40	44.82
$70.00 - $70.00	15	4.3	70.00	15	70.00
$ 1.33 - $70.00	4,099	5.9	$14.60	2,905	$13.17

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Transactions involving stock option awards under the Plans during 2003, 2004 and 2005 are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Balance outstanding, December 31, 2002	4,164	$12.26
2003: Granted	982	14.67
Cancelled	(126)	12.93
Exercised	(343)	6.16
Expirations	(42)	15.62
Balance outstanding, December 31, 2003	4,635	13.17
2004: Granted	491	16.94
Cancelled	(336)	15.30
Exercised	(318)	10.89
Expirations	(62)	22.27
Balance outstanding, December 31, 2004	4,410	13.46
2005: Granted	703	21.08
Cancelled	(351)	17.87
Exercised	(663)	12.09
Balance outstanding, December 31, 2005	4,099	$14.60

As of December 31, 2003, 2004 and 2005, the total number of options that were exercisable under the Plans was 2,838, 2,954 and 2,905, respectively with weighted average exercise prices of $12.02, $12.47 and $13.17, respectively.

As of December 31, 2005, shares available for future grants under the 96 Plan and 05 Plan amounted to 35 and 1,630, respectively.

During the years ended December 31, 2002, 2003, 2004 and 2005, the Company granted 33, 225 and 75 stock options under the 96 Plan and 75 stock options under the 05 Plan, respectively, to its Chief Executive Officer. All of the options granted in 2002 and 2005 and one-half of those granted in 2003 and 2004 cliff vest in 9 years and 11 months from the grant date. Vesting of those options may be accelerated upon the achievement of certain defined milestones. Accordingly, those options are accounted for as variable plan options under APB 25. The remaining one-half of each of the grants made in 2003 and 2004, vest over a four-year period and are accounted for as fixed plan options. During 2003, two of the milestones under the 2003 grant were achieved, resulting in the vesting of 62 options, for which the Company recognized $103 as non-cash compensation expense. During 2004, one of the milestones under the 2003 grant was achieved resulting in the vesting of 11 options but no compensation expense was recognized since that option was out- of-the-money on the date of accelerated vesting. No milestones were achieved in 2004 under the 2004 grant. During 2005, two of the milestones under the 2003 grant, three milestones under the 2004 grant and one milestone under the 2005 grant were achieved resulting in the vesting of 39 options under the 2003 grant, 26 options under the 2004 grant and 38 options under the 2005 grant. In addition, 16 stock options, which are accounted for as variable awards under APB No. 25, that were granted under all four awards vested based upon the passage of time. The Company recognized $709 of non-cash compensation expense upon the vesting of options in 2005.

During the year ended December 31, 2004, the Company granted 37 options to its President to buy shares of the Company’s common stock under the 96 Plan. The options cliff vested in 9 years and 11 months and are subject to acceleration of vesting upon the achievement of certain defined milestones. No milestones were achieved in 2004. During March 2005, upon the achievement of one milestone, 6 stock options vested, for which the Company recognized $11 of non-cash compensation expense. On March 4, 2005, the President notified the Company of his resignation from the Company. Accordingly, all unvested options were cancelled and the vested options were exercised within six months from his termination date.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

During the years ended December 31, 2004 and 2005, the Company issued 161 and 134 shares, respectively, of restricted stock, net of forfeitures, at no cost to certain employees and Board members. Based on the fair market values of $16.85 per share in 2004 and $15.98 to $22.42 per share in 2005 on the dates of such grants, a total amount of $2.7 million and $3.0 million was recorded as unearned compensation on the balance sheet for the years ended December 31, 2004 and 2005, respectively. The restrictions on such shares lapse generally over a period of four years and, accordingly, the total unearned compensation of $5.7 million is being amortized as compensation expense on a straight line basis as such restrictions lapse. Total amortization of unearned compensation expense for the years ended December 31, 2004 and 2005 amounted to $452 and $1,158, respectively, net of forfeitures.

During 1993, the Company adopted an Executive Stock Option Plan (the “Executive Plan”), under which a maximum of 750 shares of Common Stock, adjusted for stock splits, stock dividends, and other capital adjustments, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options (“ISO’s”), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company. The Executive Plan terminated on December 15, 2003; however, any options outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750 stock options under the Executive Plan to one officer, of which 665 were non-qualified options (“NQOs”) and 85 were ISOs. The ISOs have been exercised. The NQOs have a term of 14 years and entitle the officer to purchase shares of Common Stock at $5.33 per share, which represented the estimated fair market value, of the Company’s Common Stock at the date of grant, as determined by the Board of Directors. As of December 31, 2005, all NQOs were fully vested, and options to purchase 475 shares remain outstanding.

The following table summarizes stock option information for the Executive Plan as of December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Exercise Price
$5.33	475	2.0	$ 5.33	475	$ 5.33

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

Purchases of Common Stock during the years ended December 31, 2003, 2004 and 2005 are summarized as follows:

	Qualified Plan		Non-Qualified Plan
	Shares		Shares
	Purchased	Price Range	Purchased	Price Range
2003	256	$3.75-$17.78	44	$3.75-$6.66
2004	144	$7.47-$17.13	17	$7.47-$17.13
2005	130	$13.60-$24.67	27	$13.60-$24.67

At December 31, 2005, shares reserved for future purchases under the Qualified and Non-Qualified Plans were 179 and 193, respectively.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The Company has adopted the disclosure only provision in accordance with SFAS No.123 (see Note 2), as amended by SFAS No.148, under which compensation expense related to employee Awards, as computed under APB No. 25, is subtracted from the Company’s net loss, as reported in the Statements of Operations, and non-cash compensation expense for all employee Awards granted during the year, as calculated under SFAS No. 123, is added back in its place. The resulting net loss is presented as pro forma net loss in a disclosure in the footnotes to the financial statements. For the purpose of the pro forma calculation, such non-cash compensation expense under SFAS No. 123, for options granted under the Plans and Executive Plan and the Purchase Plans, is determined using the Black-Scholes option pricing model prescribed by SFAS No.123. The following assumptions were used in computing the fair value of option grants under the Plans and Executive Plan, and the Purchase Plans:

	Plans and Executive Plan			Purchase Plans
	2003	2004	2005	2003	2004	2005
Risk free interest rate	2.7%	3.4%	3.6%	0.97%	1.6%	2.9%
Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected lives	5 years	5 years	6.5 years	6 months	6 months	6 months
Expected volatility	94%	92%	95%	36%	32%	39%

The following table presents characteristics of stock options granted under the Plans during the years ended December 31, 2003, 2004 and 2005:

	Years Ended December 31,
	2003			2004			2005
	No. of options granted	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	No. of options granted	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value per Share	No. of options granted	Weighted Average Exercise Price per share	Weighted Average Grant Date Fair Value per Share
Exercise price equal to grant date market price	963	$14.82	$10.79	472	$17.29	$12.38	680	$21.22	$17.03

Exercise price less than grant date market price	19	$5.03	$9.96	19	$8.17	$14.48	23	$16.85	$18.18

Total	982			491			703

12. Employee Savings Plan

During 1993, the Company adopted the provisions of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the “Amended Plan”). The terms of the Amended Plan, among other things, allow eligible employees to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits. The Company has agreed to match 100% of those employee contributions that are equal to 5%-8% of compensation and are made by eligible employees to the Amended Plan (the “Matching Contribution”). In addition, the Company may also make a discretionary contribution each year on behalf of all participants who are non-highly compensated employees. The Company made Matching Contributions of approximately $558, $723 and $875 to the Amended Plan for the years ended December 31, 2003, 2004 and 2005, respectively. No discretionary contributions were made during those years.

13. Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

There is no provision or benefit for federal or state income taxes for the years ended December 31, 2003 or 2004. For the year ended December 31, 2005, although the Company had a pre-tax net loss of $69.2 million, it had taxable income due primarily to the $60 million upfront payment received from Wyeth (see Note 7) and the $18.4 million cash and common stock paid to UR Labs and the Goldbergs (see Note 8), which were treated differently for book and tax purposes. For book purposes, payments made to UR Labs and the Goldberg Distributees were expensed in the period the payments were made. However, for tax purposes, the UR Labs transaction was a tax-free re-organization and will never result in a deduction for tax purposes and the payments to the Goldberg Distrbutees have been capitalized as an intangible license asset and will be deducted for tax purposes over a fifteen year period. The Company is in the process of completing a calculation, under Internal Revenue Code Section 382, to determine whether past ownership changes will limit utilization of NOL’s to offset 2005 taxable income. However, the Company believes that it is subject to a limitation but has sufficient NOL’s at December 31, 2005 to fully offset current year taxable income. The Company has, therefore, recognized an income tax provision for the effect of the Federal and state alternative minimum tax. Future ownership changes may further limit the future utilization of net operating loss and tax credit carry-forwards as defined by the federal and state tax codes.

Deferred tax assets consist of the following:

	December 31,
	2004	2005
Depreciation and amortization	$809	$1,033
R&D tax credit carry-forwards	4,651	5, 692
AMT credit carry-forwards	211	412
Net operating loss carry-forwards	51,578	49,134
Deferred revenue		23,909
Other items	597	3,433
	57,846	83,613
Valuation allowance	(57,846)	(83,613)
	$—	$—

The Company does not recognize deferred tax assets considering its history of taxable losses and the uncertainty regarding the Company’s ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate to the actual effective income tax provision:

	Year Ended December 31,
	2003	2004	2005
U.S. Federal statutory rate	(34%)	(34)%	(34%)
Exercise of non-qualified stock options	(2.8)	(1.8)	(2.5)
Research and experimental tax credit	1.1	0.8	0.5
UR Labs license purchase			5.7
Change in valuation allowance	36.3	35.4	30.7
Other	(0.6)	(0.4)	(0.3)
Income tax provision	0%	0%	0.2%

As of December 31, 2005, the Company had available, for tax return purposes, unused net operating loss carry-forwards (“NOL’s”) of approximately $123.3 million, which will expire in various years from 2010 to 2024, $27.8 million of which were generated from deductions that, when realized, will reduce taxes payable and will increase paid-in-capital.

In connection with the Company’s adoption of SFAS No. 123(R) “Share-Based Payment” on January 1, 2006 (see Note 2), the Company has elected to implement the short cut method of calculating its pool of windfall tax benefits. Accordingly, the Company expects its pool of windfall tax benefits on January 1, 2006 to be zero because it has had NOL’s since inception and, therefore, has never recognized any net increases in additional paid-in capital in the Company’s annual financial statements related to tax benefits from stock-based employee compensation during fiscal periods subsequent to the adoption of SFAS No.123 but prior to the adoption of SFAS No.123(R).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The Company’s research and experimental tax credit carry-forwards of approximately $5.7 million at December 31, 2005 expire in various years from 2006 to 2025. During the year ended December 31, 2005, research and experimental tax credit carry-forwards of approximately $53 expired.

14. Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2003, 2004 and 2005, the Company reported a net loss and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
2003:
Basic and diluted	$(30,986)	13,367	$(2.32)
2004:
Basic and diluted	$(42,018)	16,911	$(2.48)
2005:
Basic and diluted	$(69,429)	20,864	$(3.33)

For the years ended December  31, 2003, 2004 and 2005, potential common shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Years Ended December 31,
	2003		2004		2005
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options and warrants	4,911	$9.53	4,378	$10.15	4,640	$13.08
Restricted stock			83		204
Total	4,911		4,461		4,844

15. Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2004 and 2005 are as follows:

	Quarter Ended March 31, 2004 (unaudited)	Quarter Ended June 30, 2004 (unaudited)	Quarter Ended September 30, 2004 (unaudited)	Quarter Ended December 31, 2004 (unaudited)
Revenue	$1,748	$2,175	$2,361	$3,292
Net loss	(10,225)	(10,876)	(10,636)	(10,281)
Net loss per share:
Basic and diluted	(0.61)	(0.64)	(0.63)	(0.60)

	Quarter Ended March 31, 2005 (unaudited)	Quarter Ended June 30, 2005 (unaudited)	Quarter Ended September 30, 2005 (unaudited)	Quarter Ended December 31, 2005 (unaudited)
Revenue	$2,589	$2,075	$2,774	$2,048
Net loss	(13,194)	(12,795)	(10,743)	(32,697)
Net loss per share:
Basic and diluted	(0.76)	(0.65)	(0.49)	(1.34)

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

Date: March 15, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KURT W. BRINER	Co-Chairman	March 15, 2006
Kurt W. Briner

/s/ PAUL F. JACOBSON	Co-Chairman	March 15, 2006
Paul F. Jacobson

/s/ PAUL J. MADDON, M.D., PH.D.	Chief Executive Officer, Chief Science	March 15, 2006
Paul J. Maddon, M.D., Ph.D.	Officer and Director (Principal Executive Officer)

/s/ CHARLES A. BAKER	Director	March 15, 2006
Charles A. Baker

/s/ MARK F. DALTON	Director	March 15, 2006
Mark F. Dalton

/s/ STEPHEN P. GOFF, PH.D.	Director	March 15, 2006
Stephen P. Goff, Ph.D.

/s/ DAVID A. SCHEINBERG, M.D., PH.D.	Director	March 15, 2006
David A. Scheinberg, M.D., Ph.D.

/s/ ROBERT A. MCKINNEY, CPA	Chief Financial Officer, Senior Vice President,	March 15, 2006
Robert A. McKinney, CPA	Finance & Operations and Treasurer
(Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX
Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Registrant, as amended.
3.2(1)	By-laws of the Registrant
4.1(1)	Specimen Certificate for Common Stock, $.0013 par value per share, of the Registrant
10.1(1)	Form of Registration Rights Agreement
10.2(1)	1989 Non-Qualified Stock Option Plan‡
10.3(1)	1993 Stock Option Plan, as amended‡
10.4(1)	1993 Executive Stock Option Plan‡
10.5(4)	Amended and Restated 1996 Stock Incentive Plan‡
10.5.1(12)	Form of Non-Qualified Stock Option Agreement‡
10.5.2(12)	Form of Restricted Stock Award‡
10.6(1)	Form of Indemnification Agreement‡
10.7(2)	Employment Agreement dated December 31, 2003 between the Registrant and Dr. Paul J. Maddon‡
10.8(1)	Letter dated August 25, 1994 between the Registrant and Dr. Robert J. Israel‡
10.9(10)	1998 Employee Stock Purchase Plan‡
10.10(10)	1998 Non-qualified Employee Stock Purchase Plan‡
10.11(1)†	License Agreement dated November 17, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research
10.12(1)†	QS-21 License and Supply Agreement dated August 31, 1995 between the Registrant and Cambridge Biotech Corporation, a wholly owned subsidiary of bioMerieux, Inc.
10.13(1)†
License Agreement dated March 1, 1989, as amended by a Letter Agreement dated March 1, 1989 and as amended by a Letter Agreement dated October 22, 1996 between the Registrant and the Trustees of Columbia University

10.14(6)	Amended and Restated Sublease dated June 6, 2000 between the Registrant and Crompton Corporation
10.15(3)†	Development and License Agreements, effective as of April 30, 1999, between Protein Design Labs, Inc. and the Registrant
10.15.1	Letter Agreement dated November 24, 2003 relating to the Development and License Agreement between Protein Design Labs, Inc. and the Registrant
10.16(3)†	PSMA/PSMP License Agreement dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.17(3)†	Limited Liability Company Agreement of PSMA Development Company LLC, dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.18(8)	Amendment Number 1 to Limited Liability Company Agreement of PSMA Development Company LLC dated March 22, 2002 by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.19(5)	Director Stock Option Plan‡
10.20(7)†	Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.20.1(11)	Amendment to Exclusive Sublicense Agreement between the Registrant and UR Labs, Inc., dated September 21, 2001
10.21(9)	Research and Development Contract between the National Institutes of Health and the Registrant, dated September 26, 2003
10.22(9)	Agreement of Lease between Eastview Holdings LLC and the Registrant, dated September 30, 2003
10.23(9)	Letter Agreement amending Agreement of Lease between Eastview Holdings LLC and the Registrant, dated October 23, 2003
10.24(13)	Summary of Non-Employee Director Compensation‡
10.25(14) †	Supply Agreement, dated January 1, 2005, between Progenics Pharmaceuticals, Inc. and Mallinckrodt Inc.
10.26
License and Co-Development Agreement dated December 23, 2005 by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc. and Wyeth-Ayerst Lederle, Inc. and Progenics Pharmaceuticals, Inc. and Progenics Pharmaceuticals Nevada, Inc. (confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission).

10.27
Option and License Agreement dated May 8, 1985 by and between the University of Chicago and UR Labs, Inc., as amended by the Amendment to Option and License Agreement dated September 17, 2005 by and between the University of Chicago and UR Labs, Inc., by the Second Amendment to Option and License Agreement dated March 3, 1989 by and among the University of Chicago, ARCH Development Corporation and UR Labs, Inc. and by the Letter Agreement Related to Progenics' MNTX In-License dated December 22, 2005 by and among the University of Chicago, acting on behalf of itself and ARCH Development Corporation, Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc. and Wyeth, acting through its Wyeth Pharmaceuticals Division (confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission).

23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1

32.2
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(10) Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Commission File No.  333-119463, and incorporated by reference herein.
(11) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on September 20, 2004, and incorporated by reference herein.
(12) Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 14, 2005, and incorporated by reference herein.
(13) Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, incorporated by reference herein.
(14) Previously filed as an exhibit to the Company's Amended Quarterly Report on Form 10-Q/A for the quarterly period ended
         March 31, 2005.

† Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.
‡ Management contract or compensatory plan or arrangement.