Form 10-Q
period 2006-03-31
PROGENICS PHARMACEUTICALS INC
filed 2006-05-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 5, 2006 there were 25,575,719 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PROGENICS  PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)
	March 31, 2006	December 31, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$28,351	$67,072
Marketable securities	132,005	98,983
Accounts receivable	1,170	3,287
Other current assets	3,259	2,561
Total current assets	164,785	171,903
Marketable securities	9,010	7,035
Fixed assets, at cost, net of accumulated depreciation and amortization	4,615	4,156
Investment in joint venture	250	371
Restricted cash	539	538
Total assets	$179,199	$184,003

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$6,548	$10,238
Deferred revenue - current	26,018	23,580
Due to joint venture	268	194
Income taxes payable		201
Other current liabilities	563	589
Total current liabilities	33,397	34,802
Deferred revenue - long term	31,130	36,420
Deferred lease liability	54	49
Total liabilities	64,581	71,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $.0013 par value, 40,000,000 shares authorized; issued and outstanding - 25,468,842 in 2006 and 25,229,240 in 2005	33	33
Additional paid-in capital	306,257	306,085
Unearned compensation		(4,498)
Accumulated deficit	(191,383)	(188,740)
Accumulated other comprehensive (loss)	(289)	(148)
Total stockholders’ equity	114,618	112,732
Total liabilities and stockholders’ equity	$179,199	$184,003

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the three months ended
	March 31,
	2006	2005
Revenues:
Contract research and development from collaborator	$8,488
Contract research and development from joint venture		$440
Research grants and contracts	2,462	2,145
Product sales	51	4
Total revenues	11,001	2,589

Expenses:
Research and development	10, 558	12,099
General and administrative	4,512	3,143
Loss in joint venture	121	205
Depreciation and amortization	363	482
Total expenses	15,554	15,929

Operating loss	(4,553)	(13,340)

Other income:
Interest income	1,910	146
Total other income	1,910	146

Net loss	$(2,643)	$(13,194)

Net loss per share - basic and diluted	$(0.10)	$(0.76)
Weighted-average shares - basic and diluted	25,354	17,420

The accompanying notes are an integral part of these condensed financial statements.

.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

(amounts in thousands)
(Unaudited)

	Common Stock		Additional				Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Unearned Compensation		Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2005	25,229	$33	$306,085		$(4,498)	$(188,740)	$(148)	$112,732
Compensation expense for vesting of share based payment arrangements			2,019					$2,019
Issuance of restricted stock, net of forfeitures	13
Sale of Common Stock under employee stock purchase plans and exercise of stock options	227		2,446					2,446
Issuance of compensatory stock options to non-employees			205					205
Elimination of unearned compensation upon adoption of SFAS No. 123(R)			(4,498)		4,498
Net (loss)						(2,643)		(2,643)	(2,643)
Change in unrealized loss on marketable securities							(141)	(141)	(141)
Balance at March 31, 2006	25,469	$33	$306,257	$		$(191,383)	$(289)	$114,618	$(2,748)

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,643)	$(13,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	363	482
Amortization of discounts, net of premiums, on marketable securities	22	77
Amortization of unearned compensation		193
Noncash expenses incurred in connection with vesting of share-based compensation awards	2,019	12
Noncash expenses incurred in connection with issuance of compensatory stock options to non-employees	205	128
Loss in joint venture	121	205
Adjustment to loss in joint venture		293
Changes in assets and liabilities:
Decrease in accounts receivable	2,117	384
Increase in amount due from joint venture		(555)
(Increase) decrease in other current assets and other assets	(698)	640
(Decrease) increase in accounts payable and accrued expenses	(3,954)	1,795
Increase in amount due to joint venture	74
Decrease in taxes payable	(201)
Increase in investment in joint venture		(500)
Decrease in other current liabilities	(26)
Decrease in deferred revenue	(2,852)
Increase (decrease) in deferred lease liability	5	(2)
Net cash used in operating activities	(5,448)	(10,042)
Cash flows from investing activities:
Capital expenditures	(558)	(264)
Sales of marketable securities	78,600	13,541
Purchase of marketable securities	(113,760)	(5,450)
(Increase) decrease in restricted cash	(1)	1
Net cash (used in) provided by investing activities	(35,719)	7,828
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of Common Stock under the Employee Stock Purchase Plan	2,446	2,807
Net cash provided by financing activities	2,446	2,807
Net (decrease) increase in cash and cash equivalents	(38,721)	593
Cash and cash equivalents at beginning of period	67,072	5,227
Cash and cash equivalents at end of period	$28,351	$5,820

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward symptom management and supportive care and the treatment of Human Immunodeficiency Virus (“HIV”) infection and cancer. The Company was incorporated in Delaware on December 1, 1986. In December 2005, in connection with the purchase of certain license rights, the Company formed a wholly-owned subsidiary, Progenics Pharmaceuticals Nevada, Inc. (“Progenics Nevada”), which had no operations during the three months ended March 31, 2006, but holds the Company’s rights to methylnaltrexone (“MNTX”). All of the Company’s operations are located in New York State. The Company operates under a single segment.

The Company has had recurring losses. At March 31, 2006, the Company had an accumulated deficit of $191.4 million and had cash, cash equivalents and marketable securities, including non-current portion, totaling $169.4 million. The Company expects that cash, cash equivalents and marketable securities at March 31, 2006 will be sufficient to fund current operations beyond one year. During the three months then ended, the Company had a net loss of $2.6 million, and used cash in operating activities of $5.4 million during the three months ended March 31, 2006.

The Company’s lead product candidate is MNTX. The Company has entered into a license and co-development agreement with Wyeth for the development and commercialization of MNTX. Under that agreement the Company (i) has received an upfront payment from Wyeth, (ii) is entitled to receive additional payments as certain developmental milestones for MNTX are achieved, (iii) has been and will be reimbursed by Wyeth for expenses the Company incurs in connection with the development of MNTX under the development plan for MNTX agreed between the Company and Wyeth, and (iv) will receive commercialization payments and royalties if, and when, MNTX is sold. These payments will depend on the successful development and commercialization of MNTX, which is itself dependent on the actions of Wyeth and the FDA and other regulatory bodies and the outcome of clinical and other testing of MNTX. Many of these matters are outside the control of the Company. As a result of Wyeth’s agreement to reimburse Progenics for MNTX development expenses, the Company expects that its net expenses with respect to the development of MNTX will substantially decline, as has been the case during the three months ended March 31, 2006.

The Company’s other product candidates are not as advanced in development as MNTX and the Company does not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term. The Company expects that its research and development expenses with respect to these other product candidates will increase.

On April 20, 2006 the Company acquired full ownership of PSMA Development Company LLC (“PSMA LLC”) by acquiring from CYTOGEN Corporation (“Cytogen”) its 50% interest in PSMA LLC. The Company paid Cytogen $13.2 million in cash to acquire its interest and also agreed to make up to $52 million in additional payments upon the achievement of regulatory approval and commercialization milestones and to pay a royalty on product sales (see Note 7b). As a result of the acquisition, the Company, starting in April 2006, is responsible for the payment of all development expenses for the product candidates for prostate cancer being developed by PSMA LLC. The overall expenditures on the development of products by PSMA LLC are expected to increase.

As a result of these development expenses and other needs, the Company may require additional funding to continue its operations. The Company may enter into a collaboration agreement, or a license or sale transaction, with respect to its product candidates other than MNTX. The Company may also seek to raise additional capital through the sale of its common stock or other securities and expects to fund certain aspects of its operations through government grants and contracts.

The interim Condensed Consolidated Financial Statements of the Company included in this report have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The year end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -continued
(amounts in thousands, except per share amounts or unless otherwise noted)
2. Share-Based Payment Arrangements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No.123, “Accounting for Stock Based Compensation” (“SFAS No.123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. The Company’s share-based compensation to employees includes non-qualified stock options, restricted stock (nonvested shares) and shares issued under Employee Stock Purchase Plans, which are compensatory under SFAS No. 123(R), as described below. The Company accounts for share-based compensation to non-employees, including non-qualified stock options and restricted stock (nonvested shares), in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services”, which accounting is unchanged as result of our adoption of SFAS No. 123(R).

Historically, in accordance with SFAS No.123 and Statement of Financial Accounting Standards No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), the Company had elected to follow the disclosure-only provisions of SFAS No.123 and, accordingly, accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, when stock options were issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense was recognized in the financial statements and pro forma compensation expense in accordance with SFAS No. 123 was only disclosed in the footnotes to the financial statements.

The Company adopted SFAS No. 123(R) using the modified prospective application, under which compensation cost for all share-based awards that were unvested as of the adoption date and those newly granted after the adoption date will be recognized over the related requisite service period, usually the vesting period for awards with a service condition. The Company has made an accounting policy decision to use the straight-line method of attribution of compensation expense, under which the grant date fair value of share-based awards is recognized on a straight-line basis over the total requisite service period for the total award. Upon adoption of SFAS 123(R), the Company eliminated $4,498 of unearned compensation, related to share-based awards granted prior to the adoption date that were unvested as of January 1, 2006, against additional paid-in capital. The cumulative effect of adjustments upon adoption of SFAS No. 123(R) was not material. Compensation expense recorded on a pro forma basis for periods prior to adoption of SFAS No. 123(R) is not restated and is not reflected in the financial statements of those prior periods. Accordingly, there was no effect of the change from applying the original provisions of SFAS No. 123 on net income, cash flow from operations, cash flows from financing activities or basic or diluted net loss per share of periods prior to the adoption of SFAS No. 123(R).

The following table summarizes the pro forma operating results and compensation costs for the period prior to the Company’s adoption of SFAS No. 123(R) for the Company’s incentive stock option and stock purchase plans, which have been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by SFAS No. 123. The fair value of options granted to non-employees for services, determined using the Black-Scholes option pricing model with the input assumptions presented below, is included in the Company’s historical financial statements and expensed as they vest. Net loss and pro forma net loss include $128 of non-employee compensation expense in the three month period ended March 31, 2005.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Three Months Ended March 31,
2005

Net loss, as reported	$(13,194)
Add: Stock-based employee compensation expense included in reported net loss	205
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,813)
Pro forma net loss	$(14,802)

Net loss per share amounts, basic and diluted:
As reported	$(0.76)
Pro forma	$(0.85)

The Company has adopted four stock incentive plans, the 1989 Non-Qualified Stock Option Plan, the 1993 Stock Option Plan, the 1996 Amended Stock Incentive Plan and the 2005 Stock Incentive Plan (individually the “89 Plan,” “93 Plan”, “96 Plan,” and “05 Plan”, respectively, or collectively, the “Plans”). Under the 89 Plan, the 93 Plan and the 96 Plan, each as amended, and the 05 Plan, a maximum of 375, 750, 5,000 and 2,000 shares of Common Stock, respectively, are available for awards to employees, consultants, directors and other individuals who render services to the Company (collectively, “Awardees”). The Plans contain certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. The 89 Plan and 93 Plan provide for the Board, or the Compensation Committee (“Committee”) of the Board, to grant stock options to Awardees and to determine the exercise price, vesting term and expiration date. The 96 Plan and the 05 Plan provide for the Board or Committee to grant to Awardees stock options, stock appreciation rights, restricted stock, performance awards or phantom stock, as defined (collectively “Awards”). The Committee is also authorized to determine the term and vesting of each Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Stock options granted under the Plans generally vest pro rata over four to ten years and have terms of ten to twenty years. Restricted stock issued under the 96 Plan or 05 Plan usually vests annually over a four year period, unless specified otherwise by the Committee. The exercise price of outstanding stock options is usually equal to the fair value of the Company’s Common Stock on the dates of grant. The 89 Plan and the 93 Plan terminated in April 1994 and December 2003, respectively, and the 96 Plan and 05 Plan will terminate in October 2006 and April 2015, respectively; however, options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

Under SFAS No. 123(R), the fair value of each option award granted under the Plans is estimated on the date of grant using the Black-Scholes option pricing model with the input assumptions noted in the following table. Ranges of assumptions for inputs are disclosed where the value of such assumptions varied during the related period. Historical volatilities are based upon daily quoted market prices of the Company’s Common Stock on the NASDAQ exchange over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. The expected term of options granted is based upon the simplified method of calculating expected term, as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. Accordingly, the Company is using an expected term of 6.5 years based upon the vesting period of the outstanding options. The Company has never paid dividends and does not expect to pay dividends in the future. Therefore, the Company’s dividend rate is zero. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

	For the Three Months Ended March 31,
	2005	2006

Expected volatility	92%	94%
Expected dividends	zero	zero
Expected term (in years)	6.5	6.5
Risk-free rate	3.29%	4.61%

A summary of option activity under the Plans as of March 31, 2006, and changes during the three months then ended is presented below:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Yr.)	Aggregate Intrinsic Value ($000)

Outstanding at January 1, 2006	4,099	$14.60
Granted	167	27.03
Exercised	(152)	9.61
Forfeited or expired	(34)	13.54
Outstanding at March 31, 2006	4,080	$15.31	5.87	$47,206
Exercisable at March 31, 2006	2,800	$13.65	4.83	$37,329

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2005 and 2006 was $14.84 and $22.23, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2006 was $1,649 and $2,914, respectively.

The options granted under the Plans, described above, include 33, 113, 38 and 75 non-qualified stock options granted to the Company’s Chief Executive Officer on July 1, 2002, 2003, 2004 and 2005, respectively. Each award cliff vests after nine years and eleven months from the respective grant date. Vesting of a defined portion of each award will occur earlier if a defined performance condition is achieved; more than one condition may be achieved in any period. Upon adoption of SFAS No. 123(R) on January 1, 2006, 21, zero, 8 and 36 options were unvested under the 2002, 2003, 2004 and 2005 awards, respectively. In accordance with SFAS No. 123(R), at the end of each reporting period, the Company will estimate the probability of achievement of each performance condition and will use those probabilities to determine the requisite service period of each award. The requisite service period for the award is the shortest of the explicit or implied service periods. In the case of the Chief Executive Officer’s options, the explicit service period is nine years and eleven months from the respective grant dates. The implied service periods related to the performance conditions are the estimated times for each performance condition to be achieved. Thus, compensation expense will be recognized over the shortest estimated time for the achievement of performance conditions for that award (assuming that the performance conditions will be achieved before the cliff vesting occurs). To the extent that, for each of the 2002, 2004 and 2005 awards, it is probable that 100% of the remaining unvested award will vest based on achievement of the remaining performance conditions, compensation expense will be recognized over the estimated periods of achievement. To the extent that it is probable that less than 100% of the award will vest based upon remaining performance conditions, the shortfall will be recognized through the remaining period to nine years and eleven months from the grant date (i.e., the remaining service period). Changes in the estimate of probability of achievement of any performance condition will be reflected in compensation expense of the period of change and future periods affected by the change.

At March 31, 2006, the estimated requisite service periods for the 2002, 2004 and 2005 awards were 2, 1.25 - 2, and 1.5 - 9.2 years, respectively. For the three months ended March 31, 2006, 3, 1, and 3 options vested under the 2002, 2004 and 2005 awards, respectively, which resulted in compensation expense of $22, $15 and $52, respectively. Prior to the adoption of SFAS No. 123(R), these awards were accounted for as variable awards under APB 25 and, therefore, compensation expense, based on the intrinsic value of the vested awards on each reporting date, was recognized in the Company’s financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

During 1993, the Company adopted an Executive Stock Option Plan (the “Executive Plan”), under which a maximum of 750 shares of Common Stock, adjusted for stock splits, stock dividends, and other capital adjustments, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options (“ISO’s”), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company. The Executive Plan terminated on December 15, 2003; however, any options outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750 stock options under the Executive Plan to the Company’s current Chief Executive Officer, of which 665 were non-qualified options (“NQOs”) and 85 were ISOs. The ISOs have been exercised. The NQOs have a term of 14 years and entitle the officer to purchase shares of Common Stock at $5.33 per share, which represented the estimated fair market value, of the Company’s Common Stock at the date of grant, as determined by the Board of Directors. As of January 1 and March 31, 2006, 475 and 435 NQOs, respectively, were outstanding and fully vested. The total intrinsic value of NQO’s under the Executive Plan exercised during the three months ended March 31, 2006 was $896. At March 31, 2006, the weighted-average remaining contractual term of the NQO’s was 1.75 years and the aggregate intrinsic value was $9.2 million.

A summary of the status of the Company’s nonvested shares (i.e., restricted stock awarded under the Plans which has not yet vested) as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

Nonvested Shares	Shares (000)	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	242	$19.47
Granted	18	29.03
Vested	(4)	29.03
Forfeited	(5)	20.23
Nonvested at March 31, 2006	251	$19.97

On May 1, 1998, the Company adopted two employee stock purchase plans (the “Purchase Plans”), the 1998 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1998 Non-Qualified Employee Purchase Plan (the “Non-Qualified Plan”). The Purchase Plans provide for the grant to all employees of options to use an amount equal to up to 25% of their quarterly compensation, as such percentage is determined by the Board of Directors prior to the date of grant, to purchase shares of the Common Stock at a price per share equal to the lesser of the fair market value of the Common Stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grants. The Qualified Plan is not available for employees owning more than 5% of the Common Stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that option grants are restricted under the Qualified Plan. The Qualified and Non-Qualified Plans provide for the issuance of up to 1,000 and 300 shares of Common Stock, respectively.

The fair value of shares purchased under the Purchase Plans is estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”, using the same option valuation model used for options granted under the Plans, except that the assumptions noted in the following table were used for the Purchase Plans:

	For the Three Months Ended March 31,
	2005	2006

Expected volatility	47%	38%
Expected dividends	zero	zero
Expected term (in years)	6 months	6 months
Risk-free rate	3.29%	3.25%

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Purchases of Common Stock during the three months ended March 31, 2006 are summarized as follows:

Qualified Plan			Non-Qualified Plan
Shares Purchased	Price Range	Weighted-Average Grant-Date Fair Value	Shares Purchased	Price Range	Weighted-Average Grant-Date Fair Value

26	$20.86 - 25.84	$5.79	8	$20.86 - 25.84	$5.84

The total fair value of shares under all of the Company’s share-based payment arrangements that vested during the three months ended March 31, 2006 was $2.2 million; $1.2 million of which was reported as research and development expense and $1.0 million of which was reported as general and administrative expense. No tax benefit was recognized related to such compensation cost because the Company had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three months ended March 31, 2006.

As of March 31, 2006, there was $13.0 million, $3.5 million and $21 of total unrecognized compensation cost related to nonvested stock options under the Plans, the nonvested shares and the Purchase Plans, respectively. Those costs are expected to be recognized over weighted-average periods of 2.0 years, 2.8 years and 0.5 months, respectively. Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2006 was $1.7 million. No tax benefit was realized for the tax deductions from those option exercises of the share-based payment arrangements because the Company had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. The Company issues new shares of its Common Stock upon share option exercise and share purchase.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. The Company incurred a net loss for the quarters ended March 31, 2005 and 2006 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. The Company has made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

3. Accounts Receivable

	March 31, 2006	December 31, 2005
National Institutes of Health	$1,132	$3,265
Other	38	22
Total	$1,170	$3,287

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

4.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
Accounts payable	$709	$880
Accrued consulting and clinical trial costs	3,844	6,721
Accrued payroll and related costs	757	1,144
Legal and professional fees	794	1,255
Other	444	238
Total	$6,548	$10,238

5.	Revenue Recognition

In January 2006, the Company began recognizing revenues from Wyeth for reimbursement of its development expenses for MNTX as incurred under the development plan agreed between the Company and Wyeth and for a portion of the $60 million upfront payment the Company received from Wyeth, based on the proportion of the Company’s expected total effort to complete its development obligations that was actually expended during the quarter ended March 31, 2006. During the three-month period ended March 31, 2006, the Company recognized $4.4 million of revenue from the $60 million upfront payment and $4.1 million as reimbursement for its out-of-pocket development costs. There were no milestones or contingent events that were achieved during the three months ended March 31, 2006 for which revenue was recognized.

The Company did not recognize any revenue from PSMA LLC during the quarter ended March 31, 2006 because the Members had not approved a work plan and budget for 2006 (see Note 7 for more details).

6.	Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three months ended March 31, 2006 and 2005, the Company reported a net loss and, therefore, no other potential common stock was included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2006
Basic and Diluted	$(2,643)	25,354	$(0.10)
Three months ended March 31, 2005
Basic and Diluted	$(13,194)	17,420	$(0.76)

During the three months ended March 31, 2006, the Company changed its estimate of clinical trial expense upon completion of certain MNTX clinical trials. Net loss and net loss per share for the three months ended March 31, 2006 would have been $(2,897) and $(0.11), respectively, without the change in estimate.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Other potential common stock, which has been excluded from the diluted per share amounts because their effect would have been antidilutive, consist of the following:

	Three Months Ended March 31,
	2006		2005
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,546	$14.00	4,806	$10.08
Nonvested shares	243		176
Total	4,789		4,982

7.  PSMA Development Company LLC

a. Introduction

               PSMA Development Company LLC (”PSMA LLC”) was formed on June 15, 1999 as a joint venture between the Company and Cytogen (each a “Member” and collectively, the “Members”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”). During the quarter ended March 31, 2006, each Member had equal ownership and equal representation on PSMA LLC’s management committee and equal voting rights and rights to profits and losses of PSMA LLC. In connection with the formation of PSMA LLC, the Members entered into a series of agreements, including an LLC Agreement and a Licensing Agreement (collectively, the “Agreements”), which generally defined the rights and obligations of each Member, including the obligations of the Members with respect to capital contributions and funding of research and development of PSMA LLC for each coming year. The Agreements generally terminate upon the last to expire of the patents granted by the Members to PSMA LLC or upon breach by either party, which is not cured within 60 days of written notice or upon dissolution of PSMA LLC in accordance with the LLC Agreement.

b. Acquisition of Cytogen’s Membership Interest

On April 20, 2006, the Company acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million (the “Acquisition”). In connection with the Acquisition, the Licensing Agreement entered into by the Members upon the formation of PSMA LLC, under which Cytogen had granted a license to PSMA LLC for certain PSMA-related intellectual property, was amended. Prior to the Acquisition, each of the Members owned 50% of the rights to such intellectual property through their interests in PSMA LLC. Under the amended License Agreement, Cytogen granted an exclusive, even as to Cytogen, worldwide license to PSMA LLC to use certain PSMA-related intellectual property in a defined field (the “Amended License Agreement”). In addition, under the terms of the Amended License Agreement, PSMA LLC will pay to Cytogen upon the achievement of certain defined regulatory and sales milestones, if ever, amounts totaling $52 million, and will pay royalties on net sales, as defined. Since the likelihood of such payments is remote at the date of the Acquisition, given that PSMA LLC’s research projects were in the pre-clinical phase at that time, such amounts, if any, in the future will be recorded as an additional expense when the contingency is resolved and consideration becomes issuable.

Subsequent to the Acquisition, PSMA LLC has continued as a wholly-owned subsidiary of Progenics. Cytogen will have no further involvement or obligations in PSMA LLC or in the PSMA-related research and development conducted by Progenics. The Company will no longer recognize revenue from PSMA LLC.

Prior to the Acquisition, PSMA LLC’s intellectual property, which was equally owned by each of the Members, was used in two research and development projects, a viral vector vaccine and a monoclonal antibody attached to a toxin, both of which were in the pre-clinical phase at the time of the Acquisition. Progenics conducted most of the research and development for those two projects prior to the Acquisition and will continue full research and development responsibilities for those projects afterwards.

Since the acquired intellectual property and license rights relate to research and development projects that, at the acquisition date, had not reached technological feasibility, did not have an identified alternative future use and had not received FDA regulatory approval for marketing, the $13.2 million payment made to Cytogen by the Company will be charged by the Company to research and development expense at the acquisition date.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

c. Funding of Research and Development by the Members

The level of commitment by the Members to fund PSMA LLC was, through December 31, 2005, based on an annual budget and work plan that was developed and approved by the Members. The budget was intended to provide for sufficient funds to conduct the research and development projects specified in the work plan for the then-current year. At March 31, 2006, PSMA LLC had no approved budget or work plan for the year ending December 31, 2006 because the Company and Cytogen had not yet reached agreement with respect to a number of matters relating to PSMA LLC. However, during the quarter ended March 31, 2006, the Members were required to fulfill obligations under existing contractual commitments as of December 31, 2005.

During the three months ended March 31, 2006, the Members did not make any capital contributions to PSMA LLC because, as noted above, they had not agreed on a work plan and budget for 2006. Each Member made a capital contribution to PSMA LLC of $0.5 million in January 2005, which was used to fund obligations for work performed under the approved 2004 work plan. In addition, during the three months ended March 31, 2006, the Company recorded an amount of $74 as due to PSMA LLC related to research and development supply costs that PSMA LLC had purchased on behalf of the Company.

d. Contract Research and Development Revenue from PSMA LLC

Amounts received by the Company from PSMA LLC as payment for research and development services and reimbursement of related costs have been recognized as contract research and development revenue. For the three months ended March 31, 2006, although the Company continued to conduct research and development for PSMA LLC, the Company recognized no revenue from PSMA LLC because a work plan and budget for 2006 had not been agreed upon with Cytogen. During the three months ended March 31, 2005, the Company recognized $440 of contract revenue from PSMA LLC. According to the Agreements, the Company was allowed to pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies. In consideration of the Company’s initial incremental capital contribution of $3.0 million of joint venture research expenditures, the Company was allowed to retain $3.0 million of such government grant funding. To the extent that the Company retained grant revenue in respect of work for which it had also been compensated by the joint venture (“JV Compensation Work”), the remainder of the $3.0 million to be retained by the Company was reduced and the Company recorded an adjustment in its financial statements to reduce both joint venture losses and contract revenue from the joint venture. Such adjustment was $293 for the three months ended March 31, 2005. At December 31, 2005, the Company had retained the full $3.0 million in grant funding related to JV Compensation Work.

e. Selected Financial Statement Data

The Company accounts for its investment in PSMA LLC in accordance with the equity method of accounting. Selected financial statement data of PSMA LLC are as follows:

Balance Sheet Data	March 31, 2006	December 31, 2005
Cash	$661	$873
Due from Progenics	268	194
Prepaid expenses		9
Total assets	$929	$1,076

Accounts payable to Cytogen		$3
Accounts payable and accrued expenses	$429	332
Total liabilities	429	335

Stockholders’ equity	500	741
Total liabilities and stockholders’ equity	$929	$1,076

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Statement of Operations Data:	Three Months Ended March 31,		For the Period from June 15, 1999 (inception) to March 31, 2006
	2006	2005
Interest income	$6	$1	$256
Total expenses (1)	246	997	30,954
Net loss	$(240)	$(996)	$(30,698)

(1)
Includes research and development services performed by the Company during the three months ended March 31, 2005. During the three months ended March 31, 2006, because the Members had not reached agreement on a work plan and budget for 2006, PSMA LLC did not recognize any expenses related to work performed by the Company on its behalf.

 8.  Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. For the three months ended March 31, 2006 and 2005, the components of comprehensive loss are:

	Three Months Ended March 31,
	2006	2005
Net loss	$(2,643)	$(13,194)
Change in net unrealized (loss) on marketable securities	(141)
Comprehensive loss	$(2,784)	$(13,194)

9. Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not limited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. When we use the words ‘anticipates,’ ‘plans,’ ‘expects’ and similar expressions, it is identifying forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with our dependence on Wyeth to fund and to conduct clinical testing, to make certain regulatory filings and to manufacture and market products containing methylnaltrexone (“MNTX”), the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our products will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials are later found not to work effectively or are not safe, the risk that we may not be able to manufacture commercial quantities of our products, the risk that our products, if approved for marketing, do not gain market acceptance sufficient to justify development and commercialization costs, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainty of future profitability and other factors set forth more fully in this Form 10-Q, including those described under the caption “Risk Factors”, and other periodic filings with the Securities and Exchange Commission, to which investors are referred for further information.

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

Our sources of revenues through March 31, 2006 have been payments under our current collaboration agreement (see “Collaboration with Wyeth Pharmaceuticals”, below) and our former collaboration agreements, from research grants and contracts related to our cancer and HIV programs and from interest income. We also recognized revenue from PSMA Development Company LLC (“PSMA LLC”), our joint venture with CYTOGEN Corporation (“Cytogen”) through December 31, 2005. On April 20, 2006, we acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million. Although we will continue to conduct the PSMA-related research and development activities, we will no longer recognize revenue from PSMA LLC (see “Treatment of Cancer” and “Joint Venture with Cytogen Corporation”, below). To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels.

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

At March 31, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $169.4 million. We expect that cash, cash equivalents and marketable securities on hand at March 31, 2006 will be sufficient to fund operations at current levels beyond one year. During the three-month period ended March 31, 2006, we had a net loss of $2.6 million, and used cash in operating activities of $5.4 million. At March 31, 2006, we had an accumulated deficit of approximately $191.4 million. Other than potential revenues from MNTX, we do not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and we expect our expenses to increase. Consequently, we may require additional external funding to continue our operations at their current levels in the future. Such funding may be derived from additional collaboration or licensing agreements with pharmaceutical or other companies or from the sale of our common stock or other securities to investors. However, such additional funding may not be available to us on acceptable terms or at all.

Collaboration with Wyeth Pharmaceuticals. Our most advanced product candidate and likeliest source of product revenue is MNTX. In December 2005, we entered into a license and co-development agreement (the “Collaboration Agreement”) with Wyeth Pharmaceuticals (“Wyeth”) to develop and commercialize MNTX. In collaboration with Wyeth, we are conducting development program for MNTX in several settings involving symptom management and supportive care. Under the terms of our collaboration with Wyeth, Wyeth is developing the oral form of MNTX worldwide. We are responsible for the U.S. development of the subcutaneous and intravenous forms of MNTX, while Wyeth is responsible for development of these parenteral products outside the U.S. Wyeth and we are pursuing an integrated strategy to optimize worldwide development, regulatory approval, and commercial launch of the three MNTX products, which may impact timelines for the development of MNTX previously disclosed by us. Decisions regarding the timelines for development of the three MNTX products will be made by a Joint Development Committee, and endorsed by the Joint Steering Committee, each committee formed under the terms of the license and co-development agreement, consisting of members from both Wyeth and Progenics.

In January 2006, we began recognizing revenues from Wyeth for reimbursement of our development expenses for MNTX as incurred under the development plan agreed to by us and Wyeth and for a portion of the $60 million upfront payment we received from Wyeth, based on the proportion of the expected total effort for us to complete our development obligations that was actually performed during the quarter ended March 31, 2006. During the three-month period ended March 31, 2006, we recognized $4.4 million of revenue from the $60 million upfront payment received in December 2005 and $4.1 million as reimbursement for our out-of-pocket development costs. There were no milestones or contingent events that were achieved during the three months ended March 31, 2006 for which revenue was recognized.

Our work with MNTX has proceeded farthest as a treatment for opioid-induced constipation. Constipation is a serious medical problem for patients who are being treated with opioid pain-relief medications. MNTX is designed to reverse the side effects of opioid pain medications while maintaining pain relief, an important need not currently met by any approved drugs. We have successfully completed two pivotal phase 3 clinical trials of the subcutaneous form of MNTX in patients with advanced illness, including cancer, AIDS and heart disease. We achieved positive results from our two pivotal phase 3 clinical trials (MNTX 301 and MNTX 302). All primary and secondary efficacy endpoints of both of the phase 3 studies were positive and statistically significant. The drug was generally well tolerated in both phase 3 trials. We are now working with Wyeth to submit a New Drug Application to the U.S. Food and Drug Administration and implement a commercialization strategy.

We are also developing an intravenous form of MNTX in collaboration with Wyeth for the management of post-operative bowel dysfunction, a serious condition of the gastrointestinal tract. We have successfully completed a phase 2 clinical trial of MNTX for this indication. Based upon our end of phase 2 meeting with the FDA, we are planning a phase 3 clinical program with intravenous MNTX for the treatment of post-operative bowel dysfunction. Under the Collaboration Agreement, Wyeth is also developing an oral formulation of MNTX for the treatment of opioid-induced constipation in patients with chronic pain. Prior to the Collaboration Agreement, we had completed phase 1 clinical trials of oral MNTX in healthy volunteers, which indicated that MNTX was well tolerated.

Treatment of HIV Infection. In the area of virology, we are developing viral entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. Human Immunodeficiency Virus (“HIV”) is the virus that causes AIDS. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. In mid-2005, we announced positive phase 1 clinical findings related to PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5, in healthy volunteers. A phase 1b trial of PRO 140 in HIV-infected patients began in December 2005.

Treatment of Cancer. We are developing immunotherapies for prostate cancer, including monoclonal antibodies directed against prostate-specific membrane antigen (“PSMA”), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. Our PSMA programs have been conducted through PSMA LLC, a joint venture in which we and Cytogen were the members (the “Members”). We are also studying a cancer vaccine, GMK, in phase 3 clinical trials for the treatment of malignant melanoma.

Joint Venture with Cytogen Corporation. On April 20, 2006, we acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million (the “Acquisition”). In connection with the Acquisition, the License Agreement entered into by the Members upon the formation of PSMA LLC, under which Cytogen had granted a license to PSMA LLC for certain PSMA-related intellectual property, was amended. Prior to the Acquisition, each of the Members owned 50% of the rights to that intellectual property through their interests in PSMA LLC. Under the amended License Agreement, Cytogen granted an exclusive, even as to Cytogen, worldwide license to PSMA LLC to use certain PSMA-related intellectual property in a defined field (the “Amended License Agreement”). In addition, under the terms of the Amended License Agreement, PSMA LLC will pay to Cytogen upon the achievement of certain defined regulatory and sales milestones, if ever, amounts totaling $52 million, and will pay royalties on net sales, as defined. We will continue to conduct the PSMA-related programs on our own. Our purchase of Cytogen’s membership interest in PSMA LLC is expected to improve the efficiency of decision-making regarding PSMA projects.

Beginning on April 20, 2006, Cytogen will have no further involvement with PSMA LLC, which will be our wholly-owned subsidiary. Although we will continue to conduct the PSMA-related research and development activities, we will no longer recognize revenue from PSMA LLC.

    Prior to the Acquisition, PSMA LLC’s intellectual property, which was equally owned by each of the Members, was used in two research and development projects, a viral vector vaccine and a monoclonal antibody attached to a toxin, both of which were in the pre-clinical phase at the time of the Acquisition. We conducted most of the research and development for those two projects prior to the Acquisition and will continue full research and development responsibilities for those projects afterwards.

Before any products resulting from the viral vector vaccine and the monoclonal antibody projects that were jointly under development at the date of our acquisition of Cytogen’s membership interest can be commercialized, PSMA LLC must complete pre-clinical studies and phases 1 through 3 clinical trials for both projects and file and receive approval of New Drug Applications with the United States Food and Drug Administration (“FDA”). Due to the complexities and uncertainties of scientific research and the early stage of the PSMA projects, the timing and costs of such further development efforts and the anticipated completion dates of those projects, if ever, cannot reliably be determined at the acquisition date. However, those efforts are expected to require at least three years, based upon the timing of our other early stage development projects. There can be no assurance that either of the PSMA projects will reach technological feasibility or that they will ever be commercially viable. The risks associated with development and commercialization of these projects include delay or failure of basic research, failure to obtain regulatory approvals to conduct clinical trials and to market products, and patent litigation.

Prior to the Acquisition, we had a 50% interest in PSMA LLC. Our and Cytogen’s respective levels of commitment to fund PSMA LLC were based on annual budgets and work plans that were developed and approved by the parties. Each annual budget was intended to provide for sufficient funds to conduct the research and development projects specified in the work plan for the then-current year. As of March 31, 2006, we and Cytogen had not agreed on a work plan and budget for 2006 because we and Cytogen had not yet reached agreement with respect to a number of matters relating to PSMA LLC. The Members, therefore, did not make any capital contributions to PSMA LLC during the quarter then ended. However, during the quarter ended March 31, 2006, we and Cytogen were required to fulfill obligations under existing contractual commitments as of December 31, 2005.

PSMA LLC’s research and development programs and other operations were conducted on its behalf by us, Cytogen and third party providers. Through December 31, 2005, we and Cytogen were compensated by PSMA LLC for our services provided to PSMA LLC and were reimbursed for costs we paid on its behalf, for which we recognized contract revenue from PSMA LLC. Our revenues from PSMA LLC did not result in significant net cash flows to us, since they were relatively minor in comparison to our expenses and, because they were offset in part by capital contributions that we had made to PSMA LLC. Although work on the PSMA projects continued during the quarter ended March 31, 2006, we did not recognize revenue from PSMA LLC for that period because the Members had not approved a work plan and budget for 2006.

Results of Operations (amounts in thousands)

Three Months Ended March 31, 2005 and 2006

              Revenues:

During the three months ended March 31, 2006, we recognized $8,488 of revenue from Wyeth, including $4,429 of the $60,000 upfront payment we received upon entering into our collaboration, and $4,059 as reimbursement of our development expenses during that period. We recognize a portion of the upfront payment in accordance with the proportionate performance method, which is based on the percentage of actual effort expended on our development obligations in that period relative to total effort budgeted for all of the Company’s performance obligations under the arrangement. Reimbursement of development costs is recognized as revenue as the costs are incurred under the development plan agreed to by us and Wyeth.

We recognized $440 of revenue for research and development services performed by us for PSMA LLC during the three months ended March 31, 2005. No revenue was recognized by us for the three months ended March 31, 2006 relating to research and development services performed by us for PSMA LLC because we and Cytogen had not agreed on a work plan and budget for PSMA LLC for 2006.

Revenues from research grants and contracts increased from $2,145 in the three month period ended March 31, 2005 to $2,462 in the corresponding period in 2006. The increase resulted from a greater amount of work performed under the grants in the 2006 period, some of which allowed greater spending limits, including $13,100 in new grants we were awarded during 2005, $10,100 of which will partially fund our PRO 140 program over a three and a half year period. In addition, there was increased activity under the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”). The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. A total of approximately $3,700 is earmarked under the NIH Contract to fund subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of March 31, 2006) is subject to achievement of specified milestones.

Revenues from product sales increased from $4 for the three months ended March 31, 2005 to $51 for the three months ended March 31, 2006. We received more orders for research reagents during the 2006 period.

    Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, license fees related to research and development and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with MNTX. Research and development expenses decreased $1,541 from $12,099 in the three months ended March 31, 2005 to $10,558 in the corresponding period in 2006, as follows:

	Three Months Ended March 31,
Category	2005	2006	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits (cash)	$ 3,379	$3,832	$ 453	13%
Company-wide compensation increases and an increase in average headcount from 109 to 122 for the three month periods ended March 31, 2005 and 2006, respectively, in the research and development, manufacturing and medical departments, including the hiring of our Vice President, Quality in July 2005.

Share-based compensation (non-cash)	128	1,193	1,065	832
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payments from stock options, restricted stock and Employee Stock Purchase Plans (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Clinical trial costs	3,501	1,607	(1,894)	(54)
Decrease primarily related to MNTX ($2,117) due to completion of the MNTX phase 3 trials (301 and 302 and their extension studies) in the second half of 2005 and in the first quarter of 2006. That decrease was partially offset by increases in GMK ($118), due to increased enrollment in the 2006 period, and HIV ($105), resulting from an increase in the PRO 140 trial activity and a decline in PRO 542 activity in the 2006 period.

Laboratory supplies	2,625	927	(1,698)	(65)
Decrease in MNTX ($1,872) due to completion of the phase 3 trials (301 and 302 and their extension studies) during the second half of 2005 and the first quarter of 2006, partially offset by increases in HIV ($81), due to preparation of materials for the phase 1b PRO 140 clinical trial and an increase in basic research in 2006 for GMK ($7) and other projects ($86).

Contract manufacturing and subcontractors	904	1,135	231	26
Increase in HIV ($356) and GMK ($31), partially offset by decreases in MNTX ($128) and other projects ($28). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required.

Consultants	442	572	130	29
Increases in MNTX ($86), GMK ($46) and HIV ($4), partially offset by a decrease in other projects ($6). These expenses are related to monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

License fees	109	275	166	152	Increase primarily related to contractual payments to licensors related to our programs in MNTX ($260), partially offset by decreases in such payments related to HIV ($87) and GMK ($7).
Operating expenses and travel	1,011	1,017	6	1
Increase primarily due to an increase in rent ($27), travel ($38) and other operating expenses ($36) in the 2006 period, partially offset by decreased insurance ($95) in the 2006 period over those in the 2005 period.

Total	$ 12,099	$10,558	$ (1,541)	(13%)

A major portion of our spending has been, and we expect will continue to be associated with MNTX, although beginning in 2006, Wyeth is reimbursing us for development expenses we incur related to MNTX under the development plan agreed between us and Wyeth. Spending for our PRO 140 and other development programs is also expected to increase.

General and administrative expenses increased from $3,143 in the three months ended March 31, 2005 to $4,512 in the corresponding 2006 period, as follows:

	Three Months Ended March 31,
Category	2005	2006	Dollar Variance	Percentage Variance	Explanation
Salaries and benefits (cash)	$ 1,313	$1,465	$ 152	12%
Increase due to compensation increases and an increase in average headcount from 22 to 26 for the three month periods ended March 31, 2005 and 2006, respectively, including the hiring of our General Counsel in June 2005 and the departure of one senior executive in April 2005, partially offset by a bonus to one executive officer paid in cash in 2005 and restricted stock in 2006.

Share-based compensation (non-cash)	12	1,030	1,018	8,483
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share- based payments from stock options, restricted stock and Employee Stock Purchase Plans (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Consulting and professional fees	1,102	1,108	6	1
Increase due primarily to increases in audit fees, including audit fees for internal controls over financial reporting ($120), recruiting ($61), consulting costs ($17) and other ($4), partially offset by a decrease in legal and patent fees ($196).

Operating expenses	634	769	135	21	Increase due primarily to an increase in insurance costs ($137), rent ($16) and computer supplies ($16), partially offset by a decrease in travel costs ($14) and other fees and expenses ($20).
Other	82	140	58	71	Increase due primarily to an increase in corporate taxes ($59) and other ($6), partially offset by decreased investor relations costs ($7).
Total	$ 3,143	$ 4,512	$ 1,369	44%

      We expect general and administrative expenses to increase during the remainder of 2006 due to an increase in operating expenses related to an increase in headcount.

Loss in joint venture decreased from $205 in the three months ended March 31, 2005 to $121 in the corresponding period in 2006. Research and development expenses and general and administrative costs were higher in the 2005 period than in the 2006 period due to the lack of a work plan and budget for PSMA LLC for 2006. We recognized $293 in the three months ended March 31, 2005 of payments received from the NIH as a reduction to joint venture losses and contract revenue from the joint venture. There was no reduction in the 2006 period since the full $3 million of grant revenue had been retained through December 31, 2005.

Depreciation and amortization decreased from $482 in the three months ended March 31, 2005 to $363 in the corresponding period in 2006 as we purchased capital assets and made leasehold improvements in the 2006 period to increase our manufacturing capacity, which was offset by the disposal of capital assets that were no longer in use.

Other income:

Interest income increased from $146 in the three months ended March 31, 2005 to $1,910 in the corresponding period in 2006. Interest income, as reported, is the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the three months ended March 31, 2005, and March 31, 2006, investment income increased from $223 to $1,932, respectively, due to a higher average balance of cash equivalents and marketable securities in the 2006 period than in the 2005 period and to higher interest rates in the 2006 period. Amortization of premiums, which is included in interest income, decreased from $77 to $22 for the three months ended March 31, 2005 and 2006, respectively.

     Net loss:

Our net loss was $13,194 for the three months ended March 31, 2005 compared to a net loss of $2,643 in the corresponding period in 2006.

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

At March 31, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $169.4 million compared with $173.1 million at December 31, 2005. Net cash used in operating activities for the three months ended March 31, 2006 was $5.4 million compared with $10.0 million for the same period in 2005. The decrease of $4.6 million resulted partially from a decrease in our net loss of $10.6 million, from $13.2 million for the three months ended March 31, 2005 to $2.6 million for the three months ended March 31, 2006. The decrease in our net loss was due partly to decreased research and development expenses in 2006 and increased revenues of $8.5 million from Wyeth in the 2006 period. Our cash used in operations was further decreased from 2005 to 2006 as a result of the following increases in non-cash expenses:

•
$2.2 million of non-cash expenses related to the vesting of our share-based payment awards, including stock options, restricted stock and Employee Stock Purchase Plan, as we adopted SFAS No. 123(R) on January 1, 2006, and the issuance of stock options to non-employee consultants.

Cash used in operating activities, period over period, was also affected by:

•
a decrease of $2.9 million in deferred revenue due to our recognition of $4.4 million of revenue in the 2006 period from the $60 million upfront payment we received from Wyeth in December 2005, which was partially offset by an increase in deferred revenue from a portion of the cash advance we received at the beginning of the first quarter of 2006 for our first quarter 2006 development expenses.

•
a decrease of $377,000 in loss in joint venture, including the adjustment to loss in joint venture in the 2005 period. As described above, through December 31, 2005, we reduced our revenue from the joint venture and our loss in the joint venture by the amount we received from PSMA-related grant funding up to a cap of $3.0 million. The decrease in loss in joint venture resulted from decreased research and development costs for the joint venture in 2006 since at March 31, 2006 the Members had not approved a work plan and budget for PSMA LLC for 2006. We accounted for PSMA LLC by using the equity method and record 50% of PSMA LLC’s net loss as our loss in joint venture;

•	a decrease of $0.5 million in investment in joint venture since no capital contributions were made to PSMA LLC in the 2006 period due to the lack of an approved work plan and budget for 2006;

•	a decrease of $1.7 million in trade accounts receivable, mostly for reimbursement of our first quarter 2006 expenses under our grants and contract with the NIH;

•	a decrease of $5.8 million in accounts payable and accrued expenses; and
•	an increase in other current assets of $1.3 million, mostly due to an increase in interest receivable on our larger marketable securities portfolio in the 2006 period.

Net cash used in investing activities was $35.7 million for the three months ended March 31, 2006 compared with net cash provided by investing activities of $7.8 million for the same period in 2005. Net cash used in investing activities for the three month period ended March 31, 2006 resulted primarily from the sale of $78.6 million of marketable securities offset by the purchase of $113.8 million of marketable securities. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. We also purchased $558,000 of fixed assets including capital equipment and leasehold improvements as we acquired and built out additional manufacturing space and purchased more laboratory equipment for our expanding research and development projects.

Net cash provided by financing activities was $2.4 million for the three months ended March 31, 2006 as compared with $2.8 million for the same period in 2005. The net cash provided by financing activities for the 2006 period reflects the exercise of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans. During the remainder of 2006, we expect that cash received from exercises under such plans will increase due to increased headcount.

Our existing cash, cash equivalents and marketable securities at March 31, 2006 are sufficient to fund current operations for at least one year. Our current collaboration with Wyeth has provided us with a $60 million upfront payment. In addition, Wyeth is, beginning January 2006, reimbursing us for development expenses we incur related to MNTX under the development plan agreed between us and Wyeth and will provide milestone and other contingent payments upon the achievement of certain events. Wyeth will also fund all commercialization costs of MNTX products. For the three months ended March 31, 2006, we received $4.1 million of reimbursement of our development costs, which represent our actual costs incurred during that period that are within the development plan approved by the parties. In addition, during the three months ended March 31, 2006, we recognized $4.4 million of the $60 million upfront payment we received upon entering into our collaboration with Wyeth.

 Since our MNTX development expenses are reimbursed by Wyeth, we are able to fund our other research and development projects with our available cash. We may also enter into collaboration agreements with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of other collaboration agreements would further allow us to advance other projects with our current funds.

Prior to our acquisition of PSMA LLC on April 20, 2006, all costs of PSMA LLC’s research and development efforts were funded equally by us and Cytogen through capital contributions made through December 31, 2005. Our and Cytogen’s level of commitment to fund PSMA LLC was based on an annual budget that was developed and approved by the parties. During the three months ended March 31, 2005, the Members each contributed $0.5 million to fund work under the 2004 approved budget. As of March 31, 2006, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, no further capital contributions were made by the Members subsequent to December 31, 2005. However, we and Cytogen were required to fulfill obligations under existing contractual commitments as of December 31, 2005. Since PSMA LLC has become our wholly-owned subsidiary as of April 20, 2006, we will no longer make capital contributions.

Costs incurred by PSMA LLC from January 1, 2006 to April 20, 2006 were funded from PSMA LLC’s cash reserves. We will continue to conduct the PSMA research and development projects on our own subsequent to our acquisition of PSMA LLC and will be required to fund the entire amount of such efforts; thus, increasing our cash expenditures. We will fund PSMA-related research and development efforts from internally-generated cash flows. We will also continue to receive funding from the National Institutes of Health (“NIH”) for a portion of our PSMA-related research and development costs.

In September 2003, we were awarded a contract by the NIH (the “NIH Contract”). The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program. A total of approximately $3.7 million is earmarked under the NIH Contract to fund subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through March 31, 2006, we had recognized revenue of $6.6 million from this contract, including $180 for the achievement of two milestones.

We have also been awarded grants from the NIH, which provide ongoing funding for a portion of our virology and cancer research programs for periods including the three months ended March 31, 2006. Among those grants are two awards made in July and September 2005, which provide for up to $3.0 million and $10.1 million, respectively, in support for our hepatitis C virus research program and PRO 140 HIV development program, respectively, to be awarded over a three year and a three and a half year period, respectively. Funding under all of our NIH grants is subject to compliance with their terms, and is subject to annual funding approvals. For the three months ended March 31, 2005 and 2006, we recognized $1.5 million and $1.9 million, respectively, of revenue from all of our NIH grants.

Other than amounts received from Wyeth and from currently approved grants and contracts, we have no committed external sources of capital. Other than potential revenues from MNTX, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

Our total expenses for research and development from inception through March 31, 2006 have been approximately $232.5 million. We currently have major research and development programs investigating symptom management and supportive care, HIV-related diseases and cancer. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. For the three months ended March 31, 2005 and 2006 research and development costs incurred were as follows (see “Results of Operations—Expenses”):

	Three Months Ended March 31,
	2005	2006
	(in millions)
MNTX	$8.4	$5.3
HIV	1.6	3.2
Cancer	1.6	1.6
Other programs	0.5	0.5
Total	$12.1	$10.6

Wyeth has assumed financial responsibility for further development of MNTX in connection with our collaboration agreement. As we proceed with our development responsibilities under our MNTX programs, although we expect that our spending on MNTX will increase significantly during the remainder of 2006, our cash outlays in accordance with the agreed development plan will be reimbursed by Wyeth. We also expect that spending on our PRO 140 and other programs will increase during the remainder of 2006. Consequently, we may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions. Manufacturing and commercialization expenses for MNTX will be funded by Wyeth. However, if we exercise our option to co-
promote MNTX products in the U.S., we will be required to establish and fund a sales force, which we currently do not have. If we commercialize any other product candidate other than with a corporate collaborator, we would also require additional funding to establish manufacturing and marketing capabilities.

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

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases, licensing and collaboration agreements, and a purchase commitment with our supplier of MNTX. The following table summarizes our contractual obligations as of March 31, 2006 for future payments under these agreements:

		Payments due by March 31,
	Total	2007	2008-2009	2010-2011	Thereafter
	(in millions)
Operating leases	$5.3	$1.7	$2.3	$1.0	$0.3
License and collaboration agreements (1)	41.8	2.4	2.9	5.6	30.9
Purchase commitments (2)	3.3	3.3
Total	$50.4	$7.4	$5.2	$6.6	$31.2
_______________

(1)
Assumes attainment of milestones covered under each agreement, including those by PSMA LLC. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table.

(2)	Wyeth will reimburse us for this amount or will purchase MNTX directly from the manufacturer if our purchase commitment is transferred to Wyeth during this period.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Our significant accounting policies are disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the finanicial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

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

Revenue Recognition

On December 23, 2005, we entered into a license and co-development agreement with Wyeth, which includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We began recognizing contract research revenue from Wyeth on January 1, 2006. During the quarters ended March 31, 2005 and 2006, we also recognized revenue from government research grants and contracts, which are used to subsidize a portion of certain of our research projects (“Projects”), exclusively from the NIH. We also recognized revenue from the sale of research reagents during those periods. In addition, we recognized contract research and development revenue exclusively from PSMA LLC for the quarter ended March 31, 2005. No revenue was recognized from PSMA LLC for the three months ended March 31, 2006. We recognize revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ended March 31, 2007 are classified as long-term deferred revenue. As of March 31, 2006, relative to the $60 million upfront license payment received from Wyeth, we have recorded $24.4 million and $31.1 million as short-term and long-term deferred revenue, respectively, which is expected to be recognized as revenue through 2008. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget for the Wyeth collaboration agreement for our total effort required to complete our performance obligations under that arrangement. That estimate may change in the future and such changes to estimates would result in a change in the amount of revenue recognized in future periods.

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

Prior to our acquisition of PSMA LLC on April 20, 2006, both we and Cytogen were required to fund PSMA LLC equally to support ongoing research and development efforts that we conducted on behalf of PSMA LLC. We recognized payments for research and development as revenue as services were performed. As of March 31, 2006, the Members had not approved a work plan or budget for 2006. Therefore, beginning on January 1, 2006, we had not been reimbursed by PSMA LLC for our services and we did not recognize revenue from PSMA LLC for the quarter ended March 31, 2006.

Share-Based Payment Arrangements

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No.123, “Accounting for Stock Based Compensation” (“SFAS No.123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. Our share-based compensation to employees includes non-qualified stock options, restricted stock (nonvested shares) and shares issued under our Employee Stock Purchase Plans (the “Purchase Plans”), which are compensatory under SFAS No. 123(R). We account for share-based compensation to non-employees, including non-qualified stock options and restricted stock (nonvested shares), in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services”, which is unchanged as a result of our adoption of SFAS No. 123(R).

Historically, in accordance with SFAS No.123 and Statement of Financial Accounting Standards No.148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS No. 148”), we had elected to follow the disclosure-only provisions of SFAS No.123 and, accordingly, accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, when stock options were issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense was recognized in the financial statements and pro forma compensation expense in accordance with SFAS No. 123 was only disclosed in the footnotes to the financial statements.

We adopted SFAS No. 123(R) using the modified prospective application, under which compensation cost for all share-based awards that were unvested as of the adoption date and those newly granted after the adoption date will be recognized in our financial statements over the related requisite service periods; usually the vesting periods for awards with a service condition. Compensation cost is based on the grant-date fair value of awards that are expected to vest. We apply a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data on vesting behavior of employees. We adjust the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in our estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period. Previously, under SFAS No. 123, we applied a zero forfeiture rate and recognized the effect of forfeitures only as they occurred. We have made an accounting policy decision to use the straight-line method of attribution of compensation expense, under which the grant date fair value of share-based awards will be recognized on a straight-line basis over the total requisite service period for the total award.

For the three months ended March 31, 2006, total compensation cost for share-based payment arrangements recognized in income was $2.2 million; $1.2 million of which was reported as research and development expense and $1.0 million of which was reported as general and administrative expense. No tax benefit was recognized related to that compensation cost because we had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three months ended March 31, 2006. As of March 31, 2006, there was $13.0 million, $3.5 million and $21,000 of total unrecognized compensation cost related to nonvested stock options, nonvested shares and our Employee Stock Purchase Plans, respectively, which is expected to be recognized over weighted-average periods of 2.0 years, 2.8 years and 0.5 months, respectively.

Upon adoption of SFAS 123(R), we eliminated $4.498 million of unearned compensation, related to share-based awards granted prior to the adoption date that were unvested as of January 1, 2006, against additional paid-in capital. Compensation expense reported on a pro forma basis for periods prior to adoption of SFAS No. 123(R) has not been restated and is not reflected in the financial statements of those prior periods. Accordingly, there was no effect of the change from applying the original provisions of SFAS No. 123 on net income, cash flow from operations, cash flows from financing activities or basic or diluted net loss per share of periods prior to the adoption of SFAS No. 123(R). Furthermore, no modifications were made to outstanding options prior to the adoption of SFAS No. 123(R) and no changes to the quantity or type of share-based awards or changes to the terms of share-based payment arrangements were made.

Under SFAS No. 123(R), the fair value of each non-qualified stock option award is estimated on the date of grant using the Black-Scholes option pricing model, which requires input assumptions of stock price on the date of grant, exercise price, volatility, expected term, dividend rate and risk-free interest rate. The same model, with input assumptions developed in the same manner, was used to determine the fair value of share-based payment awards for purposes of the pro forma disclosures under SFAS No. 123.

•	We use the closing price of our Common Stock on the date of grant, as quoted on the NASDAQ exchange, as the exercise price.

•
Historical volatilities are based upon daily quoted market prices of our Common Stock on the NASDAQ exchange over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the three months ended March 31, 2005 and 2006, the volatility of our Common Stock has been high, in excess of 90%, which is common for entities in the biotechnology industry that do not have commercial products. A higher volatility input to the Black-Scholes model increases the resulting compensation expense.

•
The expected term of options granted represents the period of time that options granted are expected to be outstanding. Our expected term has been calculated based upon the simplified method as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”). Accordingly, we are using an expected term of 6.5 years based upon the vesting period of the outstanding options of four or five years and a contractual term of ten years. We plan to refine our estimate of expected term in the future as we obtain more historical data. A shorter expected term would result in a lower compensation expense.

•	We have never paid dividends and do not expect to pay dividends in the future. Therefore, our dividend rate is zero.

•	The risk-free rate for periods within the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A portion of the options granted to our Chief Executive Officer on July 1, 2002, 2003, 2004 and 2005 cliff vests after nine years and eleven months from the respective grant date. Vesting of a defined portion of each award will occur earlier if a defined performance condition is achieved; more than one condition may be achieved in any period. In accordance with SFAS No. 123(R), at the end of each reporting period, we will estimate the probability of achievement of each performance condition and will use those probabilities to determine the requisite service period of each award. The requisite service period for the award is the shortest of the explicit or implied service periods. In the case of the executive’s options, the explicit service period is nine years and eleven months from the respective grant dates. The implied service periods related to the performance conditions are the estimated times for each performance condition to be achieved. Thus, compensation expense will be recognized over the shortest estimated time for the achievement of performance conditions for that award (assuming that the performance conditions will be achieved before the cliff vesting occurs). Changes in the estimate of probability of achievement of any performance condition will be reflected in compensation expense of the period of change and future periods affected by the change. Prior to the adoption of SFAS No. 123(R), these awards were accounted for as variable awards under APB 25 and, therefore, compensation expense, based on the intrinsic value of the vested awards on each reporting date, was recognized in our financial statements.

For purposes of pro forma compensation expense under SFAS No. 123 as well as upon adoption of SFAS No. 123(R), the fair value of shares purchased under the Purchase Plans was estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The same option valuation model was used for the Purchase Plans as for incentive stock options, except that the expected term for the Purchase Plans is six months and the historical volatility is calculated over the six month expected term.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. We incurred a net loss for the quarters ended March 31, 2005 and 2006 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

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

                 Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, corporate notes and federal agency issues. Our investments totaled $147 million at March 31, 2006. Approximately $87 million of these investments had fixed interest rates, and $60 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk for those investments. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair values of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the March 31, 2006 market interest rates would result in a decrease of approximately $0.5 million in the market values of these investments.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item IA of our Form 10-K for the year ended December 31, 2005. In addition, the following risk factors have changed during the quarter ended March 31, 2006:

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of March 31, 2006, we had an accumulated deficit of $191.4 million. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, if ever, other than potential revenues from MNTX. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of March 31, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $169.4 million. In December 2005, we received a $60 million upfront payment from Wyeth in connection with the signing of the license and co-development agreement relating to MNTX. During the three months ended March 31, 2006, we had a net loss of $2.6 million and cash provided by operating activities was $5.4 million during the three months ended March 31, 2006.

Under our agreement with Wyeth, Wyeth will reimburse us for future development and commercialization costs relating to MNTX starting January 1, 2006. As a result, although we expect that our spending on MNTX in 2006 and beyond will increase significantly from the amounts expended in 2005, our net expenses for MNTX will be reduced.

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

Our stock price has a history of significant volatility. Between January 1, 2002 and March 31, 2006, our stock price has ranged from $3.82 to $30.83 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

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

At March 31, 2006, Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 18% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

              Item 6. Exhibits

(a)	Exhibits

31.1
Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2
Certification of Robert A. McKinney, Chief Financial Officer and Senior Vice President, Finance and Operations (Principal Financial and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: May 9, 2006	By:	/s/ Robert A. McKinney
Robert A. McKinney Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)