Form 10-Q
period 2006-06-30
PROGENICS PHARMACEUTICALS INC
filed 2006-08-08
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Yes ☐ No ☒

As of August 4, 2006 there were 25,912,575 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PROGENICS  PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for par value and share amounts)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$18,287	$67,072
Marketable securities	135,507	98,983
Accounts receivable	1,618	3,287
Other current assets	2,785	2,561
Total current assets	158,197	171,903
Marketable securities	1,500	7,035
Fixed assets, at cost, net of accumulated depreciation and amortization	6,434	4,156
Investment in joint venture		371
Restricted cash	541	538
Total assets	$166,672	$184,003

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$11,574	$10,238
Deferred revenue - current	26,851	23,580
Due to joint venture		194
Other current liabilities	213	790
Total current liabilities	38,638	34,802
Deferred revenue - long term	23,786	36,420
Deferred lease liability	77	49
Total liabilities	62,501	71,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $.0013 par value, 40,000,000 shares authorized; issued and outstanding - 25,638,148 in 2006 and 25,229,240 in 2005	33	33
Additional paid-in capital	310,193	306,085
Unearned compensation		(4,498)
Accumulated deficit	(205,711)	(188,740)
Accumulated other comprehensive (loss)	(344)	(148)
Total stockholders’ equity	104,171	112,732
Total liabilities and stockholders’ equity	$166,672	$184,003

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except net loss per share)
(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Contract research and development from collaborator	$17,044		$25,533
Contract research and development from joint venture		$129		$569
Research grants and contracts	2,064	1,925	4,526	4,070
Product sales	14	21	65	25
Total revenues	19,122	2,075	30,124	4,664

Expenses:
Research and development	29,978	10,466	40,537	22,565
General and administrative	5,016	2,900	9,528	6,042
Loss in joint venture		1,339	121	1,544
Depreciation and amortization	362	470	725	953
Total expenses	35,356	15,175	50,911	31,104

Operating loss	(16,234)	(13,100)	(20,787)	(26,440)

Other income:
Interest income	1,906	305	3,816	451

Net loss	$(14,328)	$(12,795)	$(16,971)	$(25,989)

Net loss per share - basic and diluted	$(0.56)	$(0.65)	$(0.67)	$(1.40)
Weighted-average shares - basic and diluted	25,569	19,716	25,462	18,575

The accompanying notes are an integral part of these condensed financial statements.

.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(amounts in thousands)
(Unaudited)

	Common Stock		Additional			Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Unearned Compensation	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2005	25,229	$33	$306,085	$(4,498)	$(188,740)	$(148)	$112,732
Compensation expense for vesting of share- based payment arrangements			4,401				4,401
Issuance of restricted stock, net of forfeitures	17
Sale of common stock under employee stock purchase plans and exercise of stock options	392		3,859				3,859
Issuance of compensatory stock options to non-employees			346				346
Elimination of unearned compensation upon adoption of SFAS No. 123(R)			(4,498)	4,498
Net (loss)					(16,971)		(16,971)	$(16,971)
Change in unrealized loss on marketable securities						(196)	(196)	(196)
Balance at June 30, 2006	25,638	$33	$310,193	$—	$(205,711)	$ (344)	$104,171	$(17,167)

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(16,971)	$(25,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	725	953
Amortization of discounts, net of premiums, on marketable securities	55	130
Amortization of unearned compensation		428
Noncash expenses incurred in connection with vesting of share-based compensation awards	4,401	12
Noncash expenses incurred in connection with issuance of compensatory stock options to non-employees	346	149
Expense of purchased technology (see Note 8b)	13,209
Loss in joint venture	121	1,544
Adjustment to loss in joint venture		658
Write-off of fixed assets	2
Changes in assets and liabilities, net of effects of purchase of PSMA LLC:
Decrease (increase) in accounts receivable	1,669	(885)
Increase in amount due from joint venture		(1,068)
(Increase) decrease in other current assets and other assets	(224)	333
Increase in accounts payable and accrued expenses	1,255	284
(Decrease) increase in amount due to joint venture	(194)	1,100
Decrease (increase) in investment in joint venture	250	(2,700)
(Decrease) in deferred revenue	(9,363)
(Decrease) in other current liabilities	(577)
Increase (decrease) in deferred lease liability	28	(4)
Net cash used in operating activities	(5,268)	(25,055)
Cash flows from investing activities:
Capital expenditures	(3,005)	(391)
Sales of marketable securities	171,570	26,941
Purchase of marketable securities	(202,810)	(43,254)
Acquisition of PSMA LLC, net of cash acquired (see Note 8b)	(13,128)
Increase in restricted cash	(3)
Net cash (used in) investing activities	(47,376)	(16,704)
Cash flows from financing activities:
Proceeds from public offerings of common stock		60,000
Expenses associated with public offerings of common stock		(2,173)
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	3,859	5,047
Net cash provided by financing activities	3,859	62,874
Net (decrease) increase in cash and cash equivalents	(48,785)	21,115
Cash and cash equivalents at beginning of period	67,072	5,227
Cash and cash equivalents at end of period	$18,287	$26,342
Supplemental disclosure of noncash investing activity:
Fair value of assets, including purchased technology, acquired from PSMA LLC (see Note 8b)	$13,674
Cash paid for acquisition of PSMA LLC	(13,459)
Liabilities assumed from PSMA LLC	$215

 The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

1.   Interim Financial Statements

Progenics Pharmaceuticals, Inc. (the “Company” or “Progenics”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward symptom management and supportive care and the treatment of Human Immunodeficiency Virus (“HIV”) infection and cancer. The Company was incorporated in Delaware on December 1, 1986. In December 2005, in connection with the purchase of certain license rights, the Company formed a wholly-owned subsidiary, Progenics Pharmaceuticals Nevada, Inc. (“Progenics Nevada”), which had no operations during the six months ended June 30, 2006, but holds the Company’s rights to methylnaltrexone. All of the Company’s operations are located in New York State. The Company operates under a single segment.

On April 20, 2006, the Company acquired full ownership of PSMA Development Company LLC (“PSMA LLC”) by acquiring from CYTOGEN Corporation (“Cytogen”) its 50% interest in PSMA LLC. The Company paid Cytogen $13.2 million in cash to acquire its interest and also agreed to make up to $52 million in additional payments upon the achievement of regulatory approval, if ever, and commercialization milestones, if ever, and to pay royalties on product sales, if any (see Note 8b). As a result of the acquisition, the Company, starting in April 2006, is responsible for the payment of all development expenses for the product candidates for prostate cancer being developed by PSMA LLC. The overall expenditures on the development of products by PSMA LLC are expected to increase.

      The Company’s lead product candidate is methylnaltrexone. The Company has entered into a license and co-development agreement with Wyeth Pharmaceuticals (“Wyeth”) for the development and commercialization of methylnaltrexone. Under that agreement the Company (i) has received an upfront payment from Wyeth, (ii) is entitled to receive additional payments as certain developmental milestones for methylnaltrexone are achieved, (iii) has been and will be reimbursed by Wyeth for expenses the Company incurs in connection with the development of methylnaltrexone under the development plan for methylnaltrexone agreed to between the Company and Wyeth, and (iv) will receive commercialization payments and royalties if, and when, methylnaltrexone is sold. These payments will depend on the successful development and commercialization of methylnaltrexone, which is itself dependent on the actions of Wyeth and the U.S. Food and Drug Administration (“FDA”) and other regulatory bodies and the outcome of clinical and other testing of methylnaltrexone. Many of these matters are outside the control of the Company. Manufacturing and commercialization expenses for methylnaltrexone will be funded by Wyeth. As a result of Wyeth’s agreement to reimburse Progenics for methylnaltrexone development expenses, the Company expects that its net cash outflow with respect to the development of methylnaltrexone will substantially decline, as has been the case during the six months ended June 30, 2006.

The Company’s other product candidates are not as advanced in development as methylnaltrexone and the Company does not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term. The Company expects that its research and development expenses with respect to these other product candidates will increase.

The Company has had recurring losses. At June 30, 2006, the Company had an accumulated deficit of $205.7 million and had cash, cash equivalents and marketable securities, including non-current portion, totaling $155.3 million. The Company expects that cash, cash equivalents and marketable securities at June 30, 2006 will be sufficient to fund current operations beyond one year. During the three and six months then ended, the Company had a net loss of $14.3 million and $17.0 million, respectively, and used cash in operating activities of $5.3 million during the six months ended June 30, 2006.

As a result of its development expenses and other needs, the Company may require additional funding to continue its operations. The Company may enter into a collaboration agreement, or a license or sale transaction, with respect to its product candidates other than methylnaltrexone. The Company may also seek to raise additional capital through the sale of its common stock or other securities and expects to fund certain aspects of its operations through government grants and contracts.

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

The following table summarizes the pro forma operating results and compensation costs for the period prior to the Company’s adoption of SFAS No. 123(R) for the Company’s incentive stock option and stock purchase plans, which have been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by SFAS No. 123. The fair value of options granted to non-employees for services, determined using the Black-Scholes option pricing model with the input assumptions presented below, is included in the Company’s historical financial statements and expensed as they vest. Net loss and pro forma net loss include $21 and $149 of non-employee compensation expense in the three and six month periods ended June 30, 2005, respectively.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(12,795)	$(25,989)
Add: Stock-based employee compensation expense included in reported net loss	235	440
Deduct: Total Stock-based employee compensation expense determined under fair value based method for all awards	(1,904)	(3,717)
Pro forma net loss	$(14,464)	$(29,266)

Net loss per share amounts, basic and diluted:
As reported	$(0.65)	$(1.40)
Pro forma	$(0.73)	$(1.58)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The Company has adopted four stock incentive plans, the 1989 Non-Qualified Stock Option Plan, the 1993 Stock Option Plan, the 1996 Amended Stock Incentive Plan and the 2005 Stock Incentive Plan (individually the “89 Plan”, “93 Plan”, “96 Plan”, and “05 Plan”, respectively, or collectively, the “Plans”). Under the 89 Plan, the 93 Plan and the 96 Plan, each as amended, and the 05 Plan, a maximum of 375, 750, 5,000 and 2,000 shares of common stock, respectively, are available for awards to employees, consultants, directors and other individuals who render services to the Company (collectively, “Awardees”). The Plans contain certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. The 89 Plan and 93 Plan provide for the Board, or the Compensation Committee (“Committee”) of the Board, to grant stock options to Awardees and to determine the exercise price, vesting term and expiration date. The 96 Plan and the 05 Plan provide for the Board or Committee to grant to Awardees stock options, stock appreciation rights, restricted stock, performance awards or phantom stock, as defined (collectively “Awards”). The Committee is also authorized to determine the term and vesting of each Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Stock options granted under the Plans generally vest pro rata over four to ten years and have terms of ten to twenty years. Restricted stock issued under the 96 Plan or 05 Plan usually vests annually over a four year period, unless specified otherwise by the Committee. The exercise price of outstanding stock options is usually equal to the fair value of the Company’s common stock on the dates of grant. The 89 Plan and the 93 Plan terminated in April 1994 and December 2003, respectively, and the 96 Plan and 05 Plan will terminate in October 2006 and April 2015, respectively; however, options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

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

	For the Six Months Ended June 30,
	2006	2005

Expected volatility	92%	97%
Expected dividends	zero	zero
Expected term (in years)	6.5	6.5
Risk-free rate	5.06%	3.68%

A summary of option activity under the Plans as of June 30, 2006, and changes during the six months then ended is presented below:

Options	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yr.)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,099	$14.60
Granted	263	25.42
Exercised	(221)	8.27
Forfeited or expired	(53)	16.29
Outstanding at June 30, 2006	4,088	$15.62	5.78	$36,801
Exercisable at June 30, 2006	2,859	$13.91	4.76	$30,688

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2005 and 2006 was $15.08 and $20.85, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2005 and 2006 was $2,644 and $4,218, respectively.

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

At June 30, 2006, the estimated requisite service periods for the 2002, 2004 and 2005 awards, described above, were 1.75, 1-1.75, and 0.5 years, respectively. For the six months ended June 30, 2006, 5, 2, and 14 options vested under the 2002, 2004 and 2005 awards, respectively, which resulted in compensation expense of $43, $30 and $238, respectively. Prior to the adoption of SFAS No. 123(R), these awards were accounted for as variable awards under APB 25 and, therefore, compensation expense, based on the intrinsic value of the vested awards on each reporting date, was recognized in the Company’s financial statements.

During 1993, the Company adopted an Executive Stock Option Plan (the “Executive Plan”), under which a maximum of 750 shares of common stock, adjusted for stock splits, stock dividends, and other capital adjustments, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options (“ISO’s”), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company. The Executive Plan terminated on December 15, 2003; however, any options outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750 stock options under the Executive Plan to the Company’s current Chief Executive Officer, of which 665 were non-qualified options (“NQO’s”) and 85 were ISO’s. The ISO’s have been exercised. The NQO’s have a term of 14 years and entitle the officer to purchase shares of common stock at $5.33 per share, which represented the estimated fair market value, of the Company’s common stock at the date of grant, as determined by the Board of Directors. As of January 1 and June 30, 2006, 475 and 375 NQO’s, respectively, were outstanding and fully vested. The total intrinsic value of NQO’s under the Executive Plan exercised during the six months ended June 30, 2006 was $1,963. At June 30, 2006, the weighted-average remaining contractual term of the NQO’s was 1.50 years and the aggregate intrinsic value was $7.0 million.

A summary of the status of the Company’s nonvested shares (i.e., restricted stock awarded under the Plans which has not yet vested) as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

Nonvested Shares	Shares (000)	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	242	$19.47
Granted	22	27.94
Vested	(78)	20.32
Forfeited	(5)	20.26
Nonvested at June 30, 2006	181	$20.11

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

On May 1, 1998, the Company adopted two employee stock purchase plans (the “Purchase Plans”), the 1998 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1998 Non-Qualified Employee Purchase Plan (the “Non-Qualified Plan”). The Purchase Plans provide for the grant to all employees of options to use an amount equal to up to 25% of their quarterly compensation, as such percentage is determined by the Board of Directors prior to the date of grant, to purchase shares of the common stock at a price per share equal to the lesser of the fair market value of the common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grant. The Qualified Plan is not available for employees owning more than 5% of the common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that option grants are restricted under the Qualified Plan. The Qualified and Non-Qualified Plans provide for the issuance of up to 1,000 and 300 shares of common stock, respectively.

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

	For the Six Months Ended June 30,
	2006	2005

Expected volatility	38%	44%
Expected dividends	zero	zero
Expected term	6 months	6 months
Risk-free rate	4.05%	2.53%

Purchases of common stock under the Purchase Plans during the six months ended June 30, 2006 are summarized as follows:

Qualified Plan			Non-Qualified Plan
Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value

58	$18.21 - $ 25.84	$3.04	13	$18.21 - $25.84	$3.07

The total compensation expense of shares under all of the Company’s share-based payment arrangements that vested during the six months ended June 30, 2006 was $4.7 million; $2.5 million of which was reported as research and development expense and $2.2 million of which was reported as general and administrative expense. No tax benefit was recognized related to such compensation cost because the Company had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six months ended June 30, 2006.

As of June 30, 2006, there was $12.4 million, $3.1 million and $18 of total unrecognized compensation cost related to nonvested stock options under the Plans, the nonvested shares and the Purchase Plans, respectively. Those costs are expected to be recognized over weighted-average periods of 3.2 years, 2.5 years and 0.5 months, respectively. Cash received from exercises under all share-based payment arrangements for the six months ended June 30, 2006 was $3.9 million. No tax benefit was realized for the tax deductions from those option exercises of the share-based payment arrangements because the Company had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. The Company issues new shares of its common stock upon share option exercise and share purchase.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. The Company incurred a net loss for the three and six months ended June 30, 2005 and 2006 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. The Company has made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

3. Summary of Significant Accounting Policies

During the quarter ended June 30, 2006, the Company implemented a new significant accounting policy, as follows:

Basis of Consolidation

As a result of the Company’s purchase of Cytogen’s membership interest in PSMA LLC on April 20, 2006 (see Notes 1 and 8b), the Company’s financial statements, as of and for the three and six months ended June 30, 2006, have been prepared on a consolidated basis, which includes the Balance Sheet accounts of PSMA LLC as of June 30, 2006 and the Statement of Operations accounts of PSMA LLC from April 20, 2006 to June 30, 2006. Inter-company transactions have been eliminated in consolidation. The Company will continue to consolidate the accounts of PSMA LLC in all future periods.

4.  Accounts Receivable

	June 30, 2006	December 31, 2005
National Institutes of Health	$1,493	$3,265
Wyeth	118
Other	7	22
Total	$1,618	$3,287

 5.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Accounts payable	$577	$880
Accrued consulting and clinical trial costs	6,968	6,721
Accrued payroll and related costs	1,321	1,144
Legal and professional fees	1, 251	1,255
Other	1,457	238
Total	$11,574	$10,238

6.	Revenue Recognition - Contract Research and Development from Collaborator

Beginning in January 2006, the Company is recognizing revenue from Wyeth for reimbursement of its development expenses for methylnaltrexone as incurred under the development plan agreed to between the Company and Wyeth and for a portion of the $60 million upfront payment the Company received from Wyeth, based on the proportion of the Company’s expected total effort to complete its development obligations that was actually expended during the quarter and six months ended June 30, 2006. During the three and six month periods ended June 30, 2006, the Company recognized $4.9 million and $9.3 million, respectively, of revenue from the $60 million upfront payment and $12.1 million and $16.2 million, respectively, as reimbursement for its out-of-pocket development costs, including its labor costs. There were no milestones or contingent events that were achieved during the six months ended June 30, 2006 for which revenue was recognized.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)
7. Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 2006 and 2005, the Company reported a net loss and, therefore, no other potential common stock was included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2006
Basic and Diluted	$(14,328)	25,569	$(0.56)
Six months ended June 30, 2006
Basic and Diluted	$(16,971)	25,462	$(0.67)

Three months ended June 30, 2005
Basic and Diluted	$(12,795)	19,716	$(0.65)
Six months ended June 30, 2005
Basic and Diluted	$(25,989)	18,575	$(1.40)

Other potential common stock, which has been excluded from the diluted per share amounts because their effect would have been antidilutive, consist of the following:

	Three Months Ended June 30,
	2006		2005
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,487	$14.62	4,549	$12.80
Restricted stock	253		151
Total	4,740		4,700

	Six Months Ended June 30,
	2006		2005
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,507	$14.27	4,677	$12.78
Restricted stock	248		163
Total	4,755		4,840

8.   PSMA Development Company LLC

a. Introduction

               PSMA LLC was formed on June 15, 1999 as a joint venture between the Company and Cytogen (each a “Member” and collectively, the “Members”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”). Prior to our acquisition of Cytogen’s membership interest (see below), each Member had equal ownership and equal representation on PSMA LLC’s management committee and equal voting rights and rights to profits and losses of PSMA LLC. In connection with the formation of PSMA LLC, the Members entered into a series of agreements, including an LLC Agreement and a Licensing Agreement (collectively, the “Agreements”), which generally defined the rights and obligations of each Member, including the obligations of the Members with respect to capital contributions and funding of research and development of PSMA LLC for each coming year.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

b. Acquisition of Cytogen’s Membership Interest

On April 20, 2006, the Company acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million (the “Acquisition”). The Company also paid $259 in transaction costs related to the Acquisition. In connection with the Acquisition, the Licensing Agreement entered into by the Members upon the formation of PSMA LLC, under which Cytogen had granted a license to PSMA LLC for certain PSMA-related intellectual property, was amended. Prior to the Acquisition, each of the Members owned 50% of the rights to such intellectual property through their interests in PSMA LLC. Under the amended License Agreement, Cytogen granted an exclusive, even as to Cytogen, worldwide license to PSMA LLC to use certain PSMA-related intellectual property in a defined field (the “Amended License Agreement”). In addition, under the terms of the Amended License Agreement, PSMA LLC will pay to Cytogen upon the achievement of certain defined regulatory and sales milestones, if ever, amounts totaling $52 million, and will pay royalties, if ever, on net sales, as defined. Since the likelihood of such payments is remote at the date of the Acquisition, given that PSMA LLC’s research projects were in the pre-clinical phase at that time, such amounts, if any, in the future will be recorded as an additional expense when the contingency is resolved and consideration becomes issuable.

Subsequent to the Acquisition, PSMA LLC has continued as a wholly-owned subsidiary of Progenics. Cytogen has no further involvement or obligations in PSMA LLC or in the PSMA-related research and development conducted by Progenics. The Company will no longer recognize revenue from PSMA LLC or Loss in Joint Venture.

Prior to the Acquisition, PSMA LLC’s intellectual property, which was equally owned by each of the Members, was used in two research and development programs, a vaccine program and a monoclonal antibody program, both of which were in the pre-clinical or early clinical phases of development at the time of the Acquisition. Progenics conducted most of the research and development for those two programs prior to the Acquisition and, subsequent to the Acquisition,, is continuing those research and development activities and will incur all the expenses of those programs.

Since the acquired intellectual property and license rights relate to research and development projects that, at the acquisition date, had not reached technological feasibility, did not have an identified alternative future use and had not received FDA regulatory approval for marketing, at the acquisition date the Company charged $13,209 of the $13,200 payment made to Cytogen by the Company and the transaction costs of $259 to research and development expense and the remainder of the purchase price, including transaction costs, was allocated by the Company to the 50% of the net assets of PSMA LLC acquired by the Company.

9.   Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The net effect of income taxes on comprehensive loss is immaterial. For the three and six months ended June 30, 2006 and 2005, the components of comprehensive loss are:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(14,328)	$(12,795)	$(16,971)	$(25,989)
Change in net unrealized (loss) gain on marketable securities	(55)	48	(196)	48
Comprehensive loss	$(14,383)	$(12,747)	$(17,167)	$(25,941)

10.   Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not limited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. When we use the words ‘anticipates’, ‘plans’, ‘expects’ and similar expressions, it is identifying forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with our dependence on Wyeth to fund and to conduct certain clinical testing, to make certain regulatory filings and to manufacture and market products containing methylnaltrexone, the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our products will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials are later found not to work effectively or are not safe, the risk that we may not be able to manufacture commercial quantities of our products, the risk that our products, if approved for marketing, do not gain market acceptance sufficient to justify development and commercialization costs, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainty of future profitability and other factors set forth more fully in this Form 10-Q, including those described under the caption “Risk Factors”, and other periodic filings with the Securities and Exchange Commission, to which investors are referred for further information.

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

Our sources of revenues through June 30, 2006 have been payments under our current collaboration agreement (see “Collaboration with Wyeth Pharmaceuticals”, below) and our former collaboration agreements, from research grants and contracts related to our cancer and virology programs and from interest income. We also recognized revenue from PSMA Development Company LLC (“PSMA LLC”), our joint venture with CYTOGEN Corporation (“Cytogen”) through December 31, 2005. On April 20, 2006, we acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million. Although we will continue to conduct the prostate-specific membrane antigen (“PSMA”)-related research and development activities, we will no longer recognize revenue from PSMA LLC (see “Treatment of Cancer” and “Joint Venture with Cytogen Corporation”, below). To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels.

A majority of our expenditures to date have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings with regulators for approval to market our product candidates. Our development and commercialization expenses for methylnaltrexone are funded by Wyeth Pharmaceuticals (“Wyeth”), which allows us to devote our current and future resources to our other research and development programs.

      At June 30, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $155.3 million. We expect that cash, cash equivalents and marketable securities on hand at June 30, 2006 will be sufficient to fund operations at current levels beyond one year. During the three and six month periods ended June 30, 2006, we had a net loss of $14.3 million and $17.0 million, respectively, and used cash in operating activities of $5.3 million during the six months ended June 30, 2006. At June 30, 2006, we had an accumulated deficit of approximately $205.7 million. Other than potential revenues from methylnaltrexone, we do not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and we expect our expenses to increase. Consequently, we may require additional external funding to continue our operations at their current levels in the future. Such funding may be derived from additional collaboration or licensing agreements with pharmaceutical or other companies or from the sale of our common stock or other securities to investors. However, such additional funding may not be available to us on acceptable terms or at all.

Collaboration with Wyeth Pharmaceuticals. Our most advanced product candidate and likeliest source of product revenue is methylnaltrexone. In December 2005, we entered into a license and co-development agreement (the “Collaboration Agreement”) with Wyeth to develop and commercialize methylnaltrexone. In collaboration with Wyeth, we are conducting development programs for methylnaltrexone in several settings including symptom management and supportive care. Under the terms of our collaboration with Wyeth, Wyeth is developing the oral form of methylnaltrexone worldwide. We are responsible for the U.S. development of the subcutaneous and intravenous forms of methylnaltrexone, while Wyeth is responsible for development of these parenteral products outside the U.S. Wyeth and we are pursuing an integrated strategy to optimize worldwide development, regulatory approval, and commercial launch of the three methylnaltrexone products, which may impact timelines for the development of methylnaltrexone previously disclosed by us. Wyeth is responsible for funding manufacturing and commercialization expenses for methylnaltrexone. Decisions regarding the timelines for development of the three methylnaltrexone products will be made by a Joint Development Committee, and endorsed by the Joint Steering Committee, each committee formed under the terms of the Collaboration Agreement , consisting of members from both Wyeth and Progenics.

In January 2006, we began recognizing revenue from Wyeth for reimbursement of our development expenses for methylnaltrexone as incurred during each quarter under the development plan agreed to by us and Wyeth and for a portion of the $60 million upfront payment we received from Wyeth, based on the proportion of the expected total effort for us to complete our development obligations that was actually performed during that quarter. During the three and six month periods ended June 30, 2006, we recognized $4.9 million and $9.3 million, respectively, of revenue from the $60 million upfront payment received in December 2005 and $12.1 million and $16.2 million, respectively, as reimbursement for our out-of-pocket development costs, including our labor costs. There were no milestones or contingent events that were achieved during the six months ended June 30, 2006 for which revenue was recognized.

Our work with methylnaltrexone has proceeded farthest as a treatment for opioid-induced constipation. Constipation is a serious medical problem for patients who are being treated with opioid pain-relief medications. Methylnaltrexone is designed to reverse the side effects of opioid pain medications while maintaining pain relief, an important need not currently met by any approved drugs. We have successfully completed two pivotal phase 3 clinical trials of the subcutaneous form of methylnaltrexone in patients with advanced illness, including cancer, AIDS and heart disease. We achieved positive results from our two pivotal phase 3 clinical trials (studies 301 and 302). All primary and secondary efficacy endpoints of both of the phase 3 studies were positive and statistically significant. The drug was generally well tolerated in both phase 3 trials. We are now working with Wyeth to submit a New Drug Application to the U.S. Food and Drug Administration (“FDA”) and implement a commercialization strategy.

We are also developing an intravenous form of methylnaltrexone in collaboration with Wyeth for the management of post-operative ileus, a serious condition of the gastrointestinal tract. We have successfully completed a phase 2 clinical trial of methylnaltrexone for this indication. Based upon our end of phase 2 meeting with the FDA, we are planning a phase 3 clinical program with intravenous methylnaltrexone for the treatment of post-operative ileus. Under the Collaboration Agreement, Wyeth is also developing an oral formulation of methylnaltrexone for the treatment of opioid-induced constipation in patients with chronic pain. Prior to the Collaboration Agreement, we had completed phase 1 clinical trials of oral methylnaltrexone in healthy volunteers, which indicated that methylnaltrexone was well tolerated.

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

Treatment of Cancer. We are developing immunotherapies for prostate cancer, including monoclonal antibodies directed against prostate-specific membrane antigen (“PSMA”), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. Additionally, we are studying a cancer vaccine, GMK, in phase 3 clinical trials for the treatment of malignant melanoma.

Joint Venture with Cytogen Corporation. On April 20, 2006, we acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million (the “Acquisition”). We also paid $0.3 million of transaction costs with regard to the Acquisition. In connection with the Acquisition, the License Agreement entered into by the Cytogen and us (collectively the “Members”) upon the formation of PSMA LLC, under which Cytogen had granted a license to PSMA LLC for certain PSMA-related intellectual property, was amended. Prior to the Acquisition, each of the Members owned 50% of the rights to that intellectual property through their interests in PSMA LLC. Under the amended License Agreement, Cytogen granted an exclusive, even as to Cytogen, worldwide license to PSMA LLC to use certain PSMA-related intellectual property in a defined field (the “Amended License Agreement”). In addition, under the terms of the Amended License Agreement, PSMA LLC will pay to Cytogen upon the achievement of certain defined regulatory and sales milestones, if ever, amounts totaling $52 million, and will pay royalties on net sales, as defined. We will continue to conduct the PSMA-related programs on our own. Our purchase of Cytogen’s membership interest in PSMA LLC is expected to improve the efficiency of decision-making regarding PSMA projects.

Beginning on April 20, 2006, Cytogen has no further involvement with PSMA LLC, which has become our wholly-owned subsidiary. Although we are continuing to conduct the PSMA-related research and development activities, we will no longer recognize revenue from PSMA LLC.

        Prior to the Acquisition, PSMA LLC’s intellectual property, which was equally owned by each of the Members, was used in two research and development programs, a vaccine program and a monoclonal antibody program, both of which were in the pre-clinical or early clinical phases of development at the time of the Acquisition. we conducted most of the research and development for those two programs prior to the Acquisition and, subsequent to the Acquisition, is continuing those research and development activities and will incur all the expenses of those programs.

Before any products resulting from the vaccine and the monoclonal antibody programs that were jointly under development at the date of our acquisition of Cytogen’s membership interest can be commercialized, PSMA LLC must complete pre-clinical studies and phases 1 through 3 clinical trials for each project and file and receive approval of New Drug Applications with the FDA. Due to the complexities and uncertainties of scientific research and the early stage of the PSMA programs, the timing and costs of such further development efforts and the anticipated completion dates of those programs, if ever, cannot reliably be determined at the acquisition date. However, those efforts are expected to require at least three years, based upon the timing of our other early stage development projects. There can be no assurance that either of the PSMA programs will reach technological feasibility or that they will ever be commercially viable. The risks associated with development and commercialization of these programs include delay or failure of basic research, failure to obtain regulatory approvals to conduct clinical trials and to market products, and patent litigation.

Results of Operations  (amounts in thousands)

Three Months Ended June 30, 2005 and 2006

            Revenues:

Our sources of revenue included our collaboration with Wyeth, which began in December 2005, our research grants and contracts and, to a small extent, our sale of research by-products. During the 2005 period, we did not recognize revenue from Wyeth but did recognize revenue from our PSMA LLC joint venture. Revenues increased from $2,075 to $19,122 for the three months ended June 30, 2005 and 2006, respectively, as follows:

During the three months ended June 30, 2006, we recognized $17,044 of revenue from Wyeth, including $4,934 of the $60,000 upfront payment we received upon entering into our collaboration in December 2005, and $12,110 as reimbursement of our development expenses. We recognize a portion of the upfront payment in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations in that period relative to total effort budgeted for all of our performance obligations under the arrangement. Reimbursement of development costs is recognized as revenue as the costs are incurred under the development plan agreed to by us and Wyeth.

We recognized $129 of revenue for research and development services performed by us for PSMA LLC during the three months ended June 30, 2005. On April 20, 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, since that date we no longer recognize revenue related to research and development services performed by us for PSMA LLC. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, we were not reimbursed for our research and development services to PSMA LLC and did not recognize any revenue from PSMA LLC.

Revenues from research grants and contracts increased from $1,925 in the three month period ended June 30, 2005 to $2,064 in the corresponding period in 2006. The increase resulted from a greater amount of work performed under the grants in the 2006 period, some of which allowed greater spending limits, including $13,100 in new grants we were awarded during 2005, $10,100 of which will partially fund our PRO 140 program over a three and a half year period. In addition, there was increased activity under the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”). The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. A total of approximately $3,700 is earmarked under the NIH Contract to fund subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of June 30, 2006) is subject to achievement of specified milestones.

Revenues from product sales decreased from $21 for the three months ended June 30, 2005 to $14 for the three months ended June 30, 2006. We received fewer orders for research reagents during the 2006 period.

    Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, license fees related to research and development and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with methylnaltrexone. Research and development expenses increased $19,512 from $10,466 in the three months ended June 30, 2005 to $29,978 in the corresponding period in 2006, as follows:

	Three Months Ended June 30,		Dollar	Percentage
Category	2005	2006	Variance	Variance	Explanation
Salaries and benefits (cash)	$ 3,068	$ 3,973	$ 905	29%
Compensation increases and an increase in average headcount from 112 to 128 for the three month periods ended June 30, 2005 and 2006, respectively, in the research and development, manufacturing and medical departments, including the hiring of our Vice President, Quality in July 2005.

Share-based compensation (non-cash)	21	1,288	1,267	6,033
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payments from stock options, restricted stock and the Employee Stock Purchase Plans (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Clinical trial costs	2,557	2,292	(265)	(10)
Decrease primarily related to decrease in methylnaltrexone ($325) due to completion of the methylnaltrexone phase 3 trials (301 and 302 and their extension studies) in the second half of 2005 and in the first quarter of 2006 .In addition, there was a decrease in GMK ($86), due to achievement of full enrollment in the fourth quarter of 2005 offset by the completion of the trial by more patients in 2006 than in 2005. The decrease was, partially offset by an increase in HIV ($146), resulting from an increase in the PRO 140 trial activity in the 2006 period.

Laboratory supplies	791	1,143	352	45
Increase in methylnaltrexone ($26) due to the purchase of methylnaltrexone in the 2006 period but not in the 2005 period, increase in HIV ($99), due to preparation of materials for the phase 1b PRO 140 clinical trial and an increase in basic research in 2006 for GMK ($45) and other projects ($182).

Contract manufacturing and subcontractors	1,078	4,911	3,833	356
Increases in methylnaltrexone ($2,442) related to future clinical trials under our collaboration agreement with Wyeth, HIV ($862), GMK ($504) and other projects ($25). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required.

Consultants	857	1,522	665	78
Increases in methylnaltrexone ($786), GMK ($2) and other projects ($24), partially offset by a decrease in HIV ($147). These expenses are related to monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

License fees	1,076	152	(924)	(86)
Decrease primarily related to contractual payments to licensors, including milestone payments, related to our programs in HIV ($1,020), partially offset by increases in such payments related to methylnaltrexone ($3) and GMK ($93).

Other	1,018	14,697	13,679	1,344
Increase primarily due to $13,209 of expense related to the acquisition of Cytogen’s 50% interest in PSMA LLC, and an increase in rent ($283) and other operating expenses ($187) in the 2006 period over those in the 2005 period.

Total	$ 10,466	$ 29,978	$ 19,512	186%

A major portion of our spending has been, and we expect will continue to be associated with methylnaltrexone, although beginning in 2006, Wyeth is reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth. Spending for our PRO 140 and other development programs is also expected to increase.

General and administrative expenses increased from $2,900 in the three months ended June 30, 2005 to $5,016 in the corresponding 2006 period, as follows:

	Three Months Ended June 30,		Dollar	Percentage
Category	2005	2006	Variance	Variance	Explanation
Salaries and benefits (cash)	$ 985	$ 1,493	$ 508	52%
Increase due to compensation increases and an increase in average headcount from 24 to 31 in the general and administrative departments for the three month periods ended June 30, 2005 and 2006, respectively, including the hiring of our General Counsel in June 2005 and the departure of one senior executive in April 2005.

Share-based compensation (non-cash)	0	1,240	1,240	N/A
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share- based payments from stock options, restricted stock and the Employee Stock Purchase Plans (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Consulting and professional fees	1,028	1,124	96	9
Increase due primarily to increases in audit fees, including audit fees for internal controls over financial reporting ($74), recruiting ($137), partially offset by a decrease in legal and patent fees ($71), consultants ($34) and other ($10).

Operating expenses	717	999	282	39
Increase due primarily to an increase in insurance costs ($53), rent ($150), computer supplies and software ($43) and other fees and expenses ($115), partially offset by a decrease in Director compensation expense ($79) due to vesting of restricted stock awards in 2005 but not in 2006.

Other	170	160	(10)	(6)	Decrease primarily related to decreased investor relations costs ($83) and other ($4), partially offset by an increase in corporate taxes ($77).
Total	$ 2,900	$ 5,016	$ 2,116	73%

      We expect general and administrative expenses to increase during the remainder of 2006 due to an increase in headcount.

Loss in joint venture decreased from $1,339 in the three months ended June 30, 2005 to $0 in the corresponding period in 2006. On April 20, 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, we no longer recognize loss in joint venture.

Depreciation and amortization decreased from $470 in the three months ended June 30, 2005 to $362 in the corresponding period in 2006 as we purchased capital assets and made leasehold improvements, a majority of which was in progress at June 30, 2006, in the 2006 period to increase our manufacturing capacity, which was offset by an increase in fully depreciated capital assets, some of which were discarded.

 Other income:

Interest income increased from $305 in the three months ended June 30, 2005 to $1,906 in the corresponding period in 2006. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the three months ended June 30, 2005, and June 30, 2006, investment income increased from $357 to $1,939, respectively, due to a higher average balance of cash equivalents and marketable securities in the 2006 period than in the 2005 period and to higher interest rates in the 2006 period. Amortization of premiums, which is included in interest income, decreased from $52 to $33 for the three months ended June 30, 2005 and 2006, respectively.

         Net loss:

Our net loss was $12,795 for the three months ended June 30, 2005 compared to a net loss of $14,328 in the corresponding period in 2006.

Six Months Ended June 30, 2005 and 2006

            Revenues:

Our sources of revenue included our collaboration with Wyeth, which began in December 2005, our research grants and contracts and, to a small extent, our sale of research by-products. During the 2005 period, we did not recognize revenue from Wyeth but did recognize revenue from our PSMA LLC joint venture. Revenues increased from $4,664 to $30,124 for the six months ended June 30, 2005 and 2006, respectively, as follows:

During the six months ended June 30, 2006, we recognized $25,533 of revenue from Wyeth, including $9,363 of the $60,000 upfront payment we received upon entering into our collaboration in December 2005, and $16,170 as reimbursement of our development expenses.

We recognized $569 of revenue for research and development services performed by us for PSMA LLC during the six months ended June 30, 2005. On April 20, 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, we no longer recognize revenue related to research and development services performed by us for PSMA LLC. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, we were not reimbursed for our research and development services to PSMA LLC and did not recognize any revenue from PSMA LLC.

Revenues from research grants and contracts increased from $4,070 in the six month period ended June 30, 2005 to $4,526 in the corresponding period in 2006. The increase resulted from a greater amount of work performed under the grants in the 2006 period, some of which allowed greater spending limits. In addition, there was increased activity under the NIH Contract.

Revenues from product sales increased from $25 for the six months ended June 30, 2005 to $65 for the six months ended June 30, 2006. We received more orders for research reagents during the 2006 period.

        Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, license fees related to research and development and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with methylnaltrexone. Research and development expenses increased $17,972 from $22,565 in the six months ended June 30, 2005 to $40,537 in the corresponding period in 2006, as follows:

	Six Months Ended June 30,		Dollar	Percentage
Category	2005	2006	Variance	Variance	Explanation
Salaries and benefits (cash)	$ 6,447	$ 7,805	$ 1,358	21%
Compensation increases and an increase in average headcount from 112 to 126 for the six month periods ended June 30, 2005 and 2006, respectively, in the research and development, manufacturing and medical departments, including the hiring of our Vice President, Quality in July 2005.

Share-based compensation (non-cash)	149	2,481	2,332	1,565
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payments from stock options, restricted stock and the Employee Stock Purchase Plans (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Clinical trial costs	6,057	3,899	(2,158)	(36)
Decrease primarily related to methylnaltrexone ($2,442) due to completion of the methylnaltrexone phase 3 trials (301 and 302 and their extension studies) in the second half of 2005 and in the first quarter of 2006. That decrease was partially offset by increases in GMK ($32), due to increased enrollment in the 2006 period, and HIV ($252), resulting from an increase in the PRO 140 trial activity and a decline in PRO 542 activity in the 2006 period.

Laboratory supplies	3,417	2,070	(1,347)	(39)
Decrease in methylnaltrexone ($1,846) due to the purchase of more methylnaltrexone in the 2005 period than in the 2006 period, partially offset by increases in HIV ($180), due to preparation of materials for the phase 1b PRO 140 clinical trial and an increase in basic research in 2006 for GMK ($51) and other projects ($268).

Contract manufacturing and subcontractors	1,982	6,046	4,064	205
Increase in methylnaltrexone ($2,314) related to future clinical trials under our collaboration with Wyeth, HIV ($1,218) and GMK ($535), partially offset by decrease in other projects ($3). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required.

Consultants	1,298	2,094	796	61
Increases in methylnaltrexone ($872), GMK ($47) and other ($19), partially offset by a decrease in HIV ($142). These expenses are related to monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

License fees	1,185	428	(757)	(64)
Decrease primarily related to contractual payments to licensors, including milestone payments, related to our programs in HIV ($1,106), partially offset by increases in such payments related to methylnaltrexone ($263) and GMK ($86).

Other	2,030	15,714	13,684	674
Increase primarily due to $13,209 of expense related to our acquisition of Cytogen’s 50% interest in PSMA LLC and an increase in rent ($310), travel ($108) and other operating expenses ($154) in the 2006 period, partially offset by decreased insurance costs ($97) in the 2006 period over those in the 2005 period.

Total	$ 22,565	$ 40,537	$ 17,972	80%

A major portion of our spending has been, and we expect will continue to be associated with methylnaltrexone, although beginning in 2006, Wyeth is reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth. Spending for our PRO 140 and other development programs is also expected to increase.

General and administrative expenses increased from $6,042 in the six months ended June 30, 2005 to $9,528 in the corresponding 2006 period, as follows:

	Six Months Ended June 30,		Dollar	Percentage
Category	2005	2006	Variance	Variance	Explanation
Salaries and benefits (cash)	$ 2,297	$ 2,958	$ 661	29%
Increase due to compensation increases and an increase in average headcount from 24 to 28 in the general and administrative departments for the six month periods ended June 30, 2005 and 2006, respectively, including the hiring of our General Counsel in June 2005 and the departure of one senior executive in April 2005, partially offset by a bonus to one executive officer.

Share-based compensation (non-cash)	12	2,270	2,258	18,817
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share- based payments from stock options, restricted stock and the Employee Stock Purchase Plans (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Consulting and professional fees	2,130	2,232	102	5
Increase due primarily to increases in audit fees, including audit fees for internal controls over financial reporting ($194) and recruiting ($194), partially offset by a decrease in legal and patent fees ($283) and other ($3).

Operating expenses	1,351	1,769	418	31
Increase due primarily to an increase in insurance costs ($190), rent ($166), computer supplies and software ($60) and other ($97), partially offset by a decrease in Director compensation expense ($95) due to vesting of restricted stock awards in 2005 but not in 2006.

Other	252	299	47	19	Increase due primarily to an increase in corporate taxes ($136) and other ($1), partially offset by decreased investor relations costs ($90).
Total	$ 6,042	$ 9,528	$ 3,486	58%

  We expect general and administrative expenses to increase during the remainder of 2006 due to an increase in headcount.

Loss in joint venture decreased from $1,544 in the six months ended June 30, 2005 to $121 in the corresponding period in 2006. On April 20, 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, we did not recognize loss in joint venture during the second quarter of 2006. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, research and development expenses and general and administrative expenses of PSMA LLC were lower than in the comparable period in 2005 due to the lack of a work plan and budget for PSMA LLC for 2006.

Depreciation decreased from $953 in the six months ended June 30, 2005 to $725 in the corresponding period in 2006 as we purchased capital assets and made leasehold improvements, a majority of which were in progress at June 30, 2006, in the 2006 period to increase our manufacturing capacity, which was offset by an increase in fully depreciated capital assets, some of which were discarded.

 Other income:

Interest income increased from $451 in the six months ended June 30, 2005 to $3,816 in the corresponding period in 2006. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the six months ended June 30, 2005, and June 30, 2006, investment income increased from $581 to $3,871, respectively, due to a higher average balance of cash equivalents and marketable securities in the 2006 period than in the 2005 period and to higher interest rates in the 2006 period. Amortization of premiums, which is included in interest income, decreased from $130 to $55 for the six months ended June 30, 2005 and 2006, respectively.

     Net loss:

Our net loss was $25,989 for the six months ended June 30, 2005 compared to a net loss of $16,971 in the corresponding period in 2006.

 Liquidity and Capital Resources

We have, to date, generated no meaningful amounts of recurring revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments,and proceeds from the exercise and sale of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans.

At June 30, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $155.3 million compared with $173.1 million at December 31, 2005. Net cash used in operating activities for the six months ended June 30, 2006 was $5.3 million compared with $25.1 million for the same period in 2005. The decrease of $19.8 million resulted partially from a decrease in our net loss of $9.0 million, from $26.0 million for the six months ended June 30, 2005 to $17.0 million for the six months ended June 30, 2006. The decrease in our net loss was due partly to increased revenues of $25.5 million from Wyeth and increased investment income of $3.4 million as well as increased research and development expenses of $18.0 million and increased general and administrative expenses of $3.5 million in the 2006 period. Our cash used in operations was further decreased from 2005 to 2006 as a result of the following increases in non-cash expenses:

•
$4.2 million of non-cash expenses related to the vesting of our share-based payment awards, including stock options, restricted stock and Employee Stock Purchase Plan, as we adopted SFAS No. 123(R) on January 1, 2006, and the issuance of stock options to non-employee consultants; and

•	$13.2 million of expense in connection with the purchase of PSMA LLC in April 2006.

Cash used in operating activities, period over period, was also affected by:

•	a decrease of $9.3 million in deferred revenue due to our recognition of revenue in the 2006 period from the $60 million upfront payment we received from Wyeth in December 2005;

•
a decrease of $2.1 million in loss in joint venture, including the adjustment to loss in joint venture in the 2005 period. Through December 31, 2005, we reduced our revenue from the joint venture and our loss in the joint venture by the amount we received from PSMA-related grant funding up to a cap of $3.0 million. Beginning in the second quarter of 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, we no longer recognize loss in joint venture. In addition, during the quarter ended March 31, 2006, research and development costs for the joint venture decreased from those in the comparable period in 2005 since the Members had not approved a work plan and budget for PSMA LLC for 2006. Prior to our acquisition of PSMA LLC, we accounted for PSMA LLC by using the equity method and recorded 50% of PSMA LLC’s net loss as our loss in joint venture;

•	a decrease of $3.0 million in investment in joint venture since no capital contributions were made to PSMA LLC in the 2006 period and we acquired the net assets of PSMA LLC; and

•	an increase of $2.6 million in trade accounts receivable, mostly for reimbursement of our second quarter 2006 expenses under our grants and contract with the NIH; and

•	an increase of $1.0 million in accounts payable and accrued expenses.

Net cash used in investing activities was $47.4 million for the six months ended June 30, 2006 compared with $16.7 million for the same period in 2005. Net cash used in investing activities for the six month period ended June 30, 2006 resulted primarily from the purchase of Cytogen’s 50% interest in PSMA LLC for $13.1 million, net of $0.3 million of cash acquired, the sale of $171.6 million of marketable securities offset by the purchase of $202.8 million of marketable securities. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. We also purchased $3.0 million of fixed assets including capital equipment and leasehold improvements in 2006 as we acquired and built out additional manufacturing space and purchased more laboratory equipment for our expanding research and development projects.

Net cash provided by financing activities was $3.9 million for the six months ended June 30, 2006 as compared with $62.9 million for the same period in 2005. The net cash provided by financing activities for the 2005 period includes $57.8 million in net proceeds that we received from the sale of approximately 3.5 million shares of our common stock in the second quarter of 2005. The net cash provided by financing activities for both periods reflects the exercise and sale of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans. During the remainder of 2006, we expect that cash received from exercises under such plans will increase due to increased headcount.

Our existing cash, cash equivalents and marketable securities at June 30, 2006 are sufficient to fund current operations for at least one year. Our current collaboration with Wyeth provided us with a $60 million upfront payment. In addition, Wyeth is, beginning January 2006, reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth and will provide milestone and other contingent payments upon the achievement of certain events. Wyeth will also fund all commercialization costs of methylnaltrexone products. For the six months ended June 30, 2006, we received $16.2 million of reimbursement of our development costs, which represent our actual costs incurred during that period that are within the development plan approved by the parties.

Our development and commercialization expenses for methylnaltrexone are funded by Wyeth, which allows us to devote our current and future resources to our other research and development programs.  We may also enter into collaboration agreements with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of other collaboration agreements would further allow us to advance other projects with our current funds.

Prior to our acquisition of PSMA LLC on April 20, 2006, all costs of PSMA LLC’s research and development efforts were funded equally by us and Cytogen through capital contributions. Our and Cytogen’s level of commitment to fund PSMA LLC was based on an annual budget that was developed and approved by the parties. During the six months ended June 30, 2005, the Members each contributed $0.5 million to fund work under the 2004 approved budget and $2.2 million to fund work under the 2005 approved budget. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, no further capital contributions were made by the Members subsequent to December 31, 2005. However, we and Cytogen were required to fulfill obligations under existing contractual commitments as of December 31, 2005. Since PSMA LLC has become our wholly-owned subsidiary as of April 20, 2006, we will no longer make capital contributions.

Costs incurred by PSMA LLC from January 1, 2006 to April 20, 2006 were funded from PSMA LLC’s cash reserves. We are continuing to conduct the PSMA research and development projects on our own subsequent to our acquisition of PSMA LLC and are required to fund the entire amount of such efforts; thus, increasing our cash expenditures. We are funding PSMA-related research and development efforts from our internally-generated cash flows. We are also continuing to receive funding from the NIH for a portion of our PSMA-related research and development costs.

In September 2003, we were awarded the NIH Contract. The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program. A total of approximately $3.7 million is earmarked under the NIH Contract to fund subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through June 30, 2006, we had recognized revenue of $7.7 million from this contract, including $180 for the achievement of two milestones.

We have also been awarded grants from the NIH, which provide ongoing funding for a portion of our virology and cancer research programs for periods including the six months ended June 30, 2006. Among those grants are two awards made in July and September 2005, which provide for up to $3.0 million and $10.1 million, respectively, in support for our hepatitis C virus research program and PRO 140 HIV development program, respectively, to be awarded over a three year and a three and a half year period, respectively. Funding under all of our NIH grants is subject to compliance with their terms, and is subject to annual funding approvals. For the six months ended June 30, 2005 and 2006, we recognized $2.8 million and $2.8 million, respectively, of revenue from all of our NIH grants.

Other than amount to be received from Wyeth and from currently approved grants and contracts, we have no committed external sources of capital. Other than potential revenues from methylnaltrexone, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

Our total expenses for research and development from inception through June 30, 2006 have been approximately $262.5 million. We currently have major research and development programs investigating symptom management and supportive care, HIV-related diseases and cancer. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. For the six months ended June 30, 2005 and 2006 research and development costs incurred were as follows (see “Results of Operations—Expenses”):

	Six Months Ended June 30,
	2005	2006
	(in millions)
Methylnaltrexone	$13.3	$14.7
HIV	5.2	7.6
Cancer	3.3	16.9
Other programs	0.8	1.3
Total	$22.6	$40.5

Wyeth has assumed financial responsibility for further development of methylnaltrexone in connection with our Collaboration Agreement. As we proceed with our development responsibilities under our methylnaltrexone programs, although we expect that our spending on methylnaltrexone will increase significantly during the remainder of 2006, our cash outlays in accordance with the agreed upon development plan will be reimbursed by Wyeth. We also expect that spending on our PRO 140 and other programs will increase during the remainder of 2006. Consequently, we may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions. Manufacturing and commercialization expenses for methylnaltrexone will be funded by Wyeth. However, if we exercise our option to co-promote methylnaltrexone products in the U.S., which must be approved by Wyeth, we will be required to establish and fund a salesforce, which we currently do not have. If we commercialize any other product candidate other than with a corporate collaborator, we would also require additional funding to establish manufacturing and marketing capabilities.

Unless we obtain regulatory approval from the FDA for at least one of our product candidates and/or enter into agreements with corporate collaborators with respect to the development of our technologies in addition to that for methylnaltrexone, we will be required to fund our operations for periods in the future, by seeking additional financing through future offerings of equity or debt securities or funding from additional grants and government contracts. Adequate additional funding may not be available to us on acceptable terms or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. During the third quarter of 2006, our contract to purchase methylnaltrexone from the manufacturer is expected to be transferred to Wyeth. The following table summarizes our contractual obligations as of June 30, 2006 for future payments under these agreements:

		Payments due by June 30,
	Total	2007	2008-2009	2010-2011	Thereafter
	(in millions)
Operating leases	$7.8	$1.9	$4.0	$1.2	$0.7
License and collaboration agreements (1)	93.8	2.7	4.5	3.7	82.9
Total	$101 .6	$4.6	$8.5	$4.9	$83.6
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

 Off-Balance Sheet Arrangements and Guarantees

We have no off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

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

 Revenue Recognition

On December 23, 2005, we entered into a license and co-development agreement with Wyeth, which includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We began recognizing contract research revenue from Wyeth on January 1, 2006. During the six months ended June 30, 2005 and 2006, we also recognized revenue from government research grants and contracts, which are used to subsidize a portion of certain of our research projects (“Projects”), exclusively from the NIH. We also recognized revenue from the sale of research reagents during those periods. In addition, we recognized contract research and development revenue exclusively from PSMA LLC for the six months ended June 30, 2005. No revenue was recognized from PSMA LLC for the six months ended June 30, 2006. We recognize revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”.

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

Collaborations may also contain substantive milestone payments. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (1) the milestone payment is non-refundable; (2) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment (the “Substantive Milestone Method”).

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ended June 30, 2007 are classified as long-term deferred revenue. As of June 30, 2006, relative to the $60 million upfront license payment received from Wyeth, we have recorded $26.8 million and $23.8 million as short-term and long-term deferred revenue, respectively, which is expected to be recognized as revenue through 2008. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget for the Wyeth collaboration agreement for our total effort required to complete our performance obligations under that arrangement. That estimate may change in the future and such changes to estimates would result in a change in the amount of revenue recognized in future periods.

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

Prior to our acquisition of Cytogen’s membership interest in PSMA LLC on April 20, 2006, both we and Cytogen were required to fund PSMA LLC equally to support ongoing research and development efforts that we conducted on behalf of PSMA LLC. We recognized payments for research and development as revenue as services were performed. However, during the quarter ended March 31, 2006, the Members had not approved a work plan or budget for 2006. Therefore, beginning on January 1, 2006, we had not been reimbursed by PSMA LLC for our services and we did not recognize revenue from PSMA LLC for the quarter ended March 31, 2006. Beginning in the second quarter of 2006, PSMA LLC has become our wholly-owned subsidiary and, accordingly, we no longer recognize revenue from PSMA LLC.

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

For the six months ended June 30, 2006, total compensation cost for share-based payment arrangements recognized in income was $4.7 million; $2.5 million of which was reported as research and development expense and $2.2 million of which was reported as general and administrative expense. No tax benefit was recognized related to that compensation cost because we had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six months ended June 30, 2006. As of June 30, 2006, there was $12.4 million, $3.1 million and $18,000 of total unrecognized compensation cost related to nonvested stock options, nonvested shares and our Employee Stock Purchase Plans, respectively, which is expected to be recognized over weighted-average periods of 3.2 years, 2.5 years and 0.5 months, respectively.

Upon adoption of SFAS 123(R), we eliminated $4.5 million of unearned compensation, related to share-based awards granted prior to the adoption date that were unvested as of January 1, 2006, against additional paid-in capital. Compensation expense reported on a pro forma basis for periods prior to adoption of SFAS No. 123(R) has not been restated and is not reflected in the financial statements of those prior periods. Accordingly, there was no effect of the change from applying the original provisions of SFAS No. 123 on net income, cash flow from operations, cash flows from financing activities or basic or diluted net loss per share of periods prior to the adoption of SFAS No. 123(R). Furthermore, no modifications were made to outstanding options prior to the adoption of SFAS No. 123(R) and no changes to the quantity or type of share-based awards or changes to the terms of share-based payment arrangements were made.

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

•
Historical volatilities are based upon daily quoted market prices of our common stock on the NASDAQ exchange over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the six months ended June 30, 2005 and 2006, the volatility of our common stock has been high, in excess of 90%, which is common for entities in the biotechnology industry that do not have commercial products. A higher volatility input to the Black-Scholes model increases the resulting compensation expense.

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

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. We incurred a net loss for the three and six months ended June 30, 2005 and 2006 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed based on the expected total number of patients in the trial, the rate at which the patients enter the trial and the period over which the clinical investigators and clinical research organizations are expected to provide services. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. We expect that clinical trial expenses will increase significantly during 2006 as clinical trials progress or are initiated in the methylnaltrexone and HIV programs. Our collaboration agreement with Wyeth regarding methylnaltrexone in which Wyeth has assumed all of the financial responsibility for further development will mitigate those costs.

   Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, corporate notes and federal agency issues. Our investments totaled $149.1 million at June 30, 2006. Approximately $73.7 million of these investments had fixed interest rates, and $75.4 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk for those investments. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair values of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2006 market interest rates would result in a decrease of approximately $0.36 million in the market values of these investments.

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

PART II —OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2005. In addition, the following risk factors have changed during the six months ended June 30, 2006:

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of June 30, 2006, we had an accumulated deficit of $205.7 million. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, if ever, other than potential revenues from methylnaltrexone. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of June 30, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $155.3 million. In December 2005, we received a $60 million upfront payment from Wyeth in connection with the signing of the license and co-development agreement relating to methylnaltrexone. During the six months ended June 30, 2006, we had a net loss of $17.0 million and cash used in operating activities was $5.3 million during the six months ended June 30, 2006.

Under our agreement with Wyeth, Wyeth will reimburse us for future development and commercialization costs relating to methylnaltrexone starting January 1, 2006. As a result, although we expect that our spending on methylnaltrexone in 2006 and beyond will increase significantly from the amounts expended in 2005, our net expenses for methylnaltrexone will be reduced.

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

Our stock price has a history of significant volatility. Between January 1, 2002 and June 30, 2006, our stock price has ranged from $3.82 to $30.83 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

•	the results of clinical trials and preclinical studies involving our products or those of our competitors;

•	changes in the status of any of our drug development programs, including delays in clinical trials or program terminations;

•	developments regarding our efforts to achieve marketing approval for our products;

•	developments in our relationship with Wyeth regarding the development and commercialization of methylnaltrexone;

•	announcements of technological innovations or new commercial products by us, our collaborators or our competitors;

•	developments in our relationships with other collaborative partners;

•	developments in patent or other proprietary rights;

•	governmental regulation;

•	changes in reimbursement policies or health care legislation;

•	public concern as to the safety and efficacy of products developed by us, our collaborators or our competitors;

•	our ability to fund on-going operations;

•	fluctuations in our operating results; and

•	general market conditions.

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

At June 30, 2006, Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 18% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

   Item 4. Submission of Matters to a Vote of Security Holders

              The Company’s Annual Meeting of Stockholders was held on June 12, 2006. The matters voted upon at the meeting were (i) the election of seven directors of the Company and (ii) the ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

(i) Election of Directors
Nominee	Votes For	Votes Against	Withheld	Abstentions/ Broker Non-Votes
Paul J. Maddon, M.D., Ph.D.	19,554,274	0	129,470	0
Charles A. Baker	19,569,882	0	113,862	0
Kurt W. Briner	19,657,811	0	25,933	0
Mark F. Dalton	19,569,436	0	114,308	0
Stephen P. Goff, Ph.D.	15,032,316	0	4,651,428	0
Paul F. Jacobson	19,569,832	0	113,912	0
David A. Scheinberg, M.D., Ph.D.	19,555,971	0	127,773	0

(ii) Ratification of PricewaterhouseCoopers LLP	19,657,597	22,319	0	3,827

               Item 6. Exhibits

(a)	Exhibits

2.1	Membership Interest Purchase Agreement dated April 20, 2006 by and between Progenics Pharmaceuticals, Inc. and Cytogen Corporation.
10.1	Amended and Restated PSMA/PSMP License Agreement dated April 20, 2006 by and among Progenics Pharmaceuticals, Inc., Cytogen Corporation and PSMA Development Company LLC (confidential treatment has been requested as to certain portions, which portions have been omitted and filed separately with the Commission).

31.1
Certification of Paul J. Maddon, M.D., Ph.D., Chairman and Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

31.2
Certification of Robert A. McKinney, Chief Financial Officer and Senior Vice President, Finance & Operations (Principal Financial and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: August 8, 2006	By:	/s/ Robert A. McKinney
Robert A. McKinney Chief Financial Officer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)