Form 10-Q
period 2006-09-30
PROGENICS PHARMACEUTICALS INC
filed 2006-11-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes ☐ No ☒

As of November 7, 2006 there were 26,065,020 shares of common stock, par value $.0013 per share, of the registrant outstanding.

Index

PROGENICS PHARMACEUTICALS, INC.

Index

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PROGENICS  PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for par value and share amounts)
(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS:
Current assets:
Cash and cash equivalents	$14,432	$67,072
Marketable securities	115,105	98,983
Accounts receivable	2,986	3,287
Other current assets	2,569	2,561
Total current assets	135,092	171,903
Marketable securities	18,976	7,035
Fixed assets, at cost, net of accumulated depreciation and amortization	9,559	4,156
Investment in joint venture		371
Restricted cash	543	538
Total assets	$164,170	$184,003

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$11,392	$10,238
Deferred revenue - current	27,796	23,580
Due to joint venture		194
Other current liabilities		790
Total current liabilities	39,188	34,802
Deferred revenue - long term	17,738	36,420
Deferred lease liability	100	49
Total liabilities	57,026	71,271
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $.0013 par value, 40,000,000 shares authorized; issued and outstanding - 25,979,256 in 2006 and 25,229,240 in 2005	34	33
Additional paid-in capital	316,027	306,085
Unearned compensation		(4,498)
Accumulated deficit	(208,646)	(188,740)
Accumulated other comprehensive (loss)	(271)	(148)
Total stockholders’ equity	107,144	112,732
Total liabilities and stockholders’ equity	$164,170	$184,003

The accompanying notes are an integral part of these condensed financial statements.

Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except net loss per share)
(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Contract research and development from collaborator	$14,527		$40,060
Contract research and development from joint venture		$211		$781
Research grants and contracts	3,316	2,548	7,842	6,618
Product sales	5	15	70	39
Total revenues	17,848	2,774	47,972	7,438

Expenses:
Research and development	15,751	9,952	56,288	32,517
General and administrative	6,610	3,344	16,138	9,386
Loss in joint venture		384	121	1,928
Depreciation and amortization	381	417	1,106	1,369
Total expenses	22,742	14,097	73,653	45,200

Operating loss	(4,894)	(11,323)	(25,681)	(37,762)

Other income:
Interest income	1,959	580	5,775	1,030

Net loss	$(2,935)	$(10,743)	$(19,906)	$(36,732)

Net loss per share - basic and diluted	$(0.11)	$(0.49)	$(0.78)	$(1.87)
Weighted average shares - basic and diluted	25,783	21,744	25,570	19,643

The accompanying notes are an integral part of these condensed financial statements.

.

Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(amounts in thousands)
(Unaudited)

	Common Stock		Additional			Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Unearned Compensation	Accumulated Deficit	Comprehensive Loss	Stockholders’ Equity	Comprehensive Loss
Balance at December 31, 2005	25,229	$33	$306,085	$(4,498)	$(188,740)	$(148)	$112,732
Compensation expense for vesting of share-based payment arrangements			8,654				8,654
Issuance of restricted stock, net of forfeitures	208
Sale of common stock under employee stock purchase plans and exercise of stock options	542	1	5,308				5,309
Issuance of compensatory stock options to non-employees			478				478
Elimination of unearned compensation upon adoption of SFAS No. 123(R)			(4,498)	4,498
Net loss					(19,906)		(19,906)	$(19,906)
Change in unrealized loss on marketable securities						(123)	(123)	(123)
Balance at September 30, 2006	25,979	$34	$316,027	$—	$(208,646)	$(271)	$107,144	$(20,029)

The accompanying notes are an integral part of these condensed financial statements.

Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(19,906)	$(36,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,106	1,369
Amortization of discounts, net of premiums, on marketable securities	27	188
Amortization of unearned compensation		750
Noncash expenses incurred in connection with vesting of share-based payment arrangements	8,654	203
Noncash expenses incurred in connection with issuance of compensatory stock options to non-employees	478	306
Expense of purchased technology (see Note 8b)	13,209
Loss in joint venture	121	1,928
Adjustment to loss in joint venture		951
Write-off of fixed assets	2
Changes in assets and liabilities, net of effects of purchase of PSMA LLC:
Decrease (increase) in accounts receivable	301	(690)
Decrease in amount due from joint venture		189
(Increase) decrease in other current assets and other assets	(8)	389
Increase in accounts payable and accrued expenses	1,073	1,140
(Decrease) increase in amount due to joint venture	(194)	48
Decrease (increase) in investment in joint venture	250	(3,450)
(Decrease) in deferred revenue	(14,466)
(Decrease) in other current liabilities	(790)
Increase in deferred lease liability	51	2
Net cash used in operating activities	(10,092)	(33,409)
Cash flows from investing activities:
Capital expenditures	(6,511)	(761)
Sales of marketable securities	236,212	49,527
Purchase of marketable securities	(264,425)	(110,608)
Acquisition of PSMA LLC, net of cash acquired (see Note 8b)	(13,128)
Increase in restricted cash	(5)	(1)
Net cash used in investing activities	(47,857)	(61,843)
Cash flows from financing activities:
Proceeds from public offerings of common stock		126,323
Expenses associated with public offerings of common stock		(4,767)
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	5,309	9,540
Net cash provided by financing activities	5,309	131,096
Net (decrease) increase in cash and cash equivalents	(52,640)	35,844
Cash and cash equivalents at beginning of period	67,072	5,227
Cash and cash equivalents at end of period	$14,432	$41,071
Supplemental disclosure of noncash investing activity:
Fair value of assets, including purchased technology, acquired from PSMA LLC (see Note 8b)	$13,674
Cash paid for acquisition of PSMA LLC	(13,459)
Liabilities assumed from PSMA LLC	$215

 The accompanying notes are an integral part of these condensed financial statements.

Index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

1.   Interim Financial Statements

Progenics Pharmaceuticals, Inc. (the “Company” or “Progenics”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward symptom management and supportive care and the treatment of Human Immunodeficiency Virus (“HIV”) infection and cancer. The Company was incorporated in Delaware on December 1, 1986. In December 2005, in connection with the purchase of certain license rights, the Company formed a wholly-owned subsidiary, Progenics Pharmaceuticals Nevada, Inc. (“Progenics Nevada”), which had no operations during the nine months ended September 30, 2006, but holds the Company’s rights to methylnaltrexone. On April 20, 2006, the Company acquired full ownership of PSMA Development Company LLC (“PSMA LLC”) by acquiring from CYTOGEN Corporation (“Cytogen”) its 50% interest in PSMA LLC (see Note 8b). All of the Company’s operations are located in New York State. The Company operates under a single segment.

      The Company’s lead product candidate is methylnaltrexone. The Company has entered into a license and co-development agreement with Wyeth Pharmaceuticals (“Wyeth”) for the development and commercialization of methylnaltrexone. Under that agreement the Company (i) has received an upfront payment from Wyeth, (ii) is entitled to receive additional payments as certain developmental milestones for methylnaltrexone are achieved, (iii) has been and will be reimbursed by Wyeth for expenses the Company incurs in connection with the development of methylnaltrexone under the development plan for methylnaltrexone agreed to between the Company and Wyeth, and (iv) will receive commercialization payments and royalties if, and when, methylnaltrexone is sold. These payments will depend on the successful development and commercialization of methylnaltrexone, which is itself dependent on the actions of Wyeth and the U.S. Food and Drug Administration (“FDA”) and other regulatory bodies and the outcome of clinical and other testing of methylnaltrexone. Many of these matters are outside the control of the Company. Manufacturing and commercialization expenses for methylnaltrexone will be funded by Wyeth. As a result of Wyeth’s agreement to reimburse Progenics for methylnaltrexone development expenses, the Company expects that its net cash outflow with respect to the development of methylnaltrexone will continue to substantially decline, as has been the case during the nine months ended September 30, 2006.

As a result of its acquisition of PSMA LLC, starting in April 2006, the Company is responsible for the payment of all development expenses for the product candidates for prostate cancer being developed by PSMA LLC. The overall expenditures on the development of products by PSMA LLC are expected to increase.

The Company’s other product candidates are not as advanced in development as methylnaltrexone and the Company does not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term. The Company expects that its research and development expenses with respect to these other product candidates will increase.

The Company has had recurring losses. At September 30, 2006, the Company had an accumulated deficit of $208.6 million and had cash, cash equivalents and marketable securities, including non-current portion, totaling $148.5 million. The Company expects that cash, cash equivalents and marketable securities at September 30, 2006 will be sufficient to fund current operations beyond one year. During the three and nine months then ended, the Company had a net loss of $2.9 million and $19.9 million, respectively, and used cash in operating activities of $10.1 million during the nine months ended September 30, 2006.

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

Index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

 2. Share-Based Payment Arrangements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No.123, “Accounting for Stock Based Compensation” (“SFAS No.123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. The Company’s share-based payment arrangements with employees includes non-qualified stock options, restricted stock (nonvested shares) and shares issued under Employee Stock Purchase Plans, which are compensatory under SFAS No. 123(R), as described below. The Company accounts for share-based payment arrangements with non-employees, including non-qualified stock options and restricted stock (nonvested shares), in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services”, which accounting is unchanged as a result of our adoption of SFAS No. 123(R).

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

The Company adopted SFAS No. 123(R) using the modified prospective application, under which compensation cost for all share-based awards that were unvested as of the adoption date and those newly granted after the adoption date will be recognized over the related requisite service period, usually the vesting period for awards with a service condition. The Company has made an accounting policy decision to use the straight-line method of attribution of compensation expense, under which the grant date fair value of share-based awards is recognized on a straight-line basis over the total requisite service period for the total award. Upon adoption of SFAS 123(R), the Company eliminated $4,498 of unearned compensation, related to share-based awards granted prior to the adoption date that were unvested as of January 1, 2006, against additional paid-in capital. The cumulative effect of adjustments upon adoption of SFAS No. 123(R) was not material. Compensation expense recorded on a pro forma basis for periods prior to adoption of SFAS No. 123(R) is not revised and is not reflected in the financial statements of those prior periods. Accordingly, there was no effect of the change from applying the original provisions of SFAS No. 123 on net income, cash flow from operations, cash flows from financing activities or basic or diluted net loss per share of periods prior to the adoption of SFAS No. 123(R).

The following table summarizes the pro forma operating results and compensation costs for the period prior to the Company’s adoption of SFAS No. 123(R) for the Company’s incentive stock option and stock purchase plans, which have been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by SFAS No. 123. The fair value of options granted to non-employees for services, determined using the Black-Scholes option pricing model with the input assumptions presented below, is included in the Company’s historical financial statements and expensed as they vest. Net loss and pro forma net loss include $157 and $306 of non-employee compensation expense in the three and nine month periods ended September 30, 2005, respectively.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(10,743)	$(36,732)
Add: Stock-based employee compensation expense included in reported net loss	513	953
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(2,761)	(6,478)
Pro forma net loss	$(12,991)	$(42,257)

Net loss per share amounts, basic and diluted:
As reported	$(0.49)	$(1.87)
Pro forma	$(0.60)	$(2.15)

Index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The Company has adopted four stock incentive plans, the 1989 Non-Qualified Stock Option Plan, the 1993 Stock Option Plan, the 1996 Amended Stock Incentive Plan and the 2005 Stock Incentive Plan (individually the “89 Plan”, “93 Plan”, “96 Plan”, and “05 Plan”, respectively, or collectively, the “Plans”). Under the 89 Plan, the 93 Plan and the 96 Plan, each as amended, and the 05 Plan, a maximum of 375, 750, 5,000 and 2,000 shares of common stock, respectively, are available for awards to employees, consultants, directors and other individuals who render services to the Company (collectively, “Awardees”). The Plans contain certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. The 89 Plan and 93 Plan provide for the Board, or the Compensation Committee (“Committee”) of the Board, to grant stock options to Awardees and to determine the exercise price, vesting term and expiration date. The 96 Plan and the 05 Plan provide for the Board or Committee to grant to Awardees stock options, stock appreciation rights, restricted stock, performance awards or phantom stock, as defined (collectively “Awards”). The Committee is also authorized to determine the term and vesting of each Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Stock options granted under the Plans generally vest pro rata over four to ten years and have terms of ten to twenty years. Restricted stock issued under the 96 Plan or 05 Plan usually vests annually over a four year period, unless specified otherwise by the Committee. The exercise price of outstanding stock options is usually equal to the fair value of the Company’s common stock on the dates of grant. The 89 Plan, the 93 Plan and the 96 Plan terminated in April 1994, December 2003 and October 2006, respectively, and the 05 Plan will terminate in April 2015; however, options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

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

	For the Nine Months Ended September 30,
	2006	2005

Expected volatility	88%	96%
Expected dividends	zero	zero
Expected term (in years)	6.5	6.5
Risk-free rate	4.74%	3.45%

A summary of option activity under the Plans as of September 30, 2006, and changes during the nine months then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yr.)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,099	$14.60
Granted	779	24.49
Exercised	(254)	8.23
Forfeited or expired	(99)	19.02
Outstanding at September 30, 2006	4,525	$16.57	6.00	$34,082
Exercisable at September 30, 2006	3,022	$14.28	4.77	$29,557

Index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The weighted average grant-date fair value of options granted during the nine months ended September 30, 2005 and 2006 was $16.64 and $19.44, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2006 was $5,559 and $7,910, respectively.

The options granted under the Plans, described above, include 33, 113, 38, 75 and 145 non-qualified stock options granted to the Company’s Chief Executive Officer on July 1, 2002, 2003, 2004, and 2005 and on July 3, 2006, respectively. Each award cliff vests after nine years and eleven months from the respective grant date. Vesting of a defined portion of each award will occur earlier if a defined performance condition is achieved; more than one condition may be achieved in any period. Upon adoption of SFAS No. 123(R) on January 1, 2006, 21, zero, 8 and 36 options were unvested under the 2002, 2003, 2004 and 2005 awards, respectively. In accordance with SFAS No. 123(R), at the end of each reporting period, the Company will estimate the probability of achievement of each performance condition and will use those probabilities to determine the requisite service period of each award. The requisite service period for the award is the shortest of the explicit or implied service periods. In the case of the Chief Executive Officer’s options, the explicit service period is nine years and eleven months from the respective grant dates. The implied service periods related to the performance conditions are the estimated times for each performance condition to be achieved. Thus, compensation expense will be recognized over the shortest estimated time for the achievement of performance conditions for that award (assuming that the performance conditions will be achieved before the cliff vesting occurs). To the extent that, for each of the 2002, 2004, 2005 and 2006 awards, it is probable that 100% of the remaining unvested award will vest based on achievement of the remaining performance conditions, compensation expense will be recognized over the estimated periods of achievement. To the extent that it is probable that less than 100% of the award will vest based upon remaining performance conditions, the shortfall will be recognized through the remaining period to nine years and eleven months from the grant date (i.e., the remaining service period). Changes in the estimate of probability of achievement of any performance condition will be reflected in compensation expense of the period of change and future periods affected by the change.

At September 30, 2006, the estimated requisite service periods for the 2002, 2004, 2005 and 2006 awards, described above, were 1.25, 0.5-1.25, 0.25 and 0.25-1.25 years, respectively. For the nine months ended September 30, 2006, 8, 4, 25 and 44 options vested under the 2002, 2004, 2005 and 2006 awards, respectively, which resulted in compensation expense of $65, $44, $425 and $829, respectively. Prior to the adoption of SFAS No. 123(R), these awards were accounted for as variable awards under APB 25 and, therefore, compensation expense, based on the intrinsic value of the vested awards on each reporting date, was recognized in the Company’s financial statements.

A summary of the status of the Company’s nonvested shares (i.e., restricted stock awarded under the Plans which has not yet vested) as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	242	$19.47
Granted	221	24.63
Vested	(77)	20.32
Forfeited	(13)	21.26
Nonvested at September 30, 2006	373	$22.29

During 1993, the Company adopted an Executive Stock Option Plan (the “Executive Plan”), under which a maximum of 750 shares of common stock, adjusted for stock splits, stock dividends, and other capital adjustments, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options (“ISO’s”), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company. The Executive Plan terminated on December 15, 2003; however, any options outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750 stock options under the Executive Plan to the Company’s current Chief Executive Officer, of which 665 were non-qualified options (“NQO’s”) and 85 were ISO’s. The ISO’s have been exercised. The NQO’s have a term of 14 years and entitle the officer to purchase shares of common stock at $5.33 per share, which represented the estimated fair market value, of the Company’s common stock at the date of grant, as determined by the Board of Directors. As of January 1 and September 30, 2006, 475 and 303 NQO’s, respectively, were outstanding and fully vested. The total intrinsic value of NQO’s under the Executive Plan exercised during the nine months ended September 30, 2006 was $3,180. At September 30, 2006, the weighted average remaining contractual term of the NQO’s was 1.25 years and the aggregate intrinsic value was $5.5 million.

Index
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

	For the Nine Months Ended September 30,
	2006	2005

Expected volatility	43%	29%
Expected dividends	zero	zero
Expected term	6 months	6 months
Risk-free rate	4.47%	2.93%

Purchases of common stock under the Purchase Plans during the nine months ended September 30, 2006 are summarized as follows:

Qualified Plan			Non-Qualified Plan
Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value

95	$17.80 - $25.84	$3.41	21	$18.61 - $25.84	$3.36

The total compensation expense of shares, granted to both employees and non-employees, under all of the Company’s share-based payment arrangements that vested during the nine months ended September 30, 2006 was $9.1 million; $4.2 million of which was reported as research and development expense and $4.9 million of which was reported as general and administrative expense. No tax benefit was recognized related to such compensation cost because the Company had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine months ended September 30, 2006.

As of September 30, 2006, there was $17.2 million, $6.6 million and $20 of total unrecognized compensation cost related to nonvested stock options under the Plans, the nonvested shares and the Purchase Plans, respectively. Those costs are expected to be recognized over weighted average periods of 3.9 years, 3.0 years and 0.5 months, respectively. Cash received from exercises under all share-based payment arrangements for the nine months ended September 30, 2006 was $5.3 million. No tax benefit was realized for the tax deductions from those option exercises of the share-based payment arrangements because the Company had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. The Company issues new shares of its common stock upon share option exercise and share purchase.

Index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. The Company incurred a net loss for the three and nine months ended September 30, 2005 and 2006 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. The Company has made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when the Company has net income.

3. Basis of Consolidation

As a result of the Company’s purchase of Cytogen’s membership interest in PSMA LLC on April 20, 2006 (see Notes 1 and 8b), the Company’s financial statements, as of and for the three and nine months ended September 30, 2006, have been prepared on a consolidated basis, which includes the Balance Sheet accounts of PSMA LLC as of September 30, 2006 and the Statement of Operations accounts of PSMA LLC from April 20, 2006 to September 30, 2006. Inter-company transactions have been eliminated in consolidation. The Company will continue to consolidate the accounts of PSMA LLC in future periods.

4. Accounts Receivable

	September 30, 2006	December 31, 2005
National Institutes of Health	$2,040	$3,265
Wyeth	946
Other		22
Total	$2,986	$3,287

 5.  Accounts Payable and Accrued Expenses

	September 30, 2006	December 31, 2005
Accounts payable	$1,758	$880
Accrued consulting and clinical trial costs	5,965	6,721
Accrued payroll and related costs	1,892	1,144
Legal and professional fees	1,652	1,255
Other	125	238
Total	$11,392	$10,238

6.	Revenue Recognition - Contract Research and Development from Collaborator

    Beginning in January 2006, the Company is recognizing revenue from Wyeth for reimbursement of its development expenses for methylnaltrexone as incurred under the development plan agreed to between the Company and Wyeth and for a portion of the $60 million upfront payment the Company received from Wyeth, based on the proportion of the Company’s expected total effort to complete its development obligations that was actually expended during the quarter and nine months ended September 30, 2006. During the three and nine month periods ended September 30, 2006, the Company recognized $5.1 million and $14.5 million, respectively, of revenue from the $60 million upfront payment and $9.4 million and $25.6 million, respectively, as reimbursement for its out-of-pocket development costs, including its labor costs. There were no milestones or contingent events that were achieved during the nine months ended September 30, 2006 for which revenue was recognized. In October 2006, the Company earned a $5.0 million milestone payment in connection with the start of a phase 3 clinical trial of intravenous methylnaltrexone for the treatment of post-operative ileus.

Index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

7. Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and nine months ended September 30, 2006 and 2005, the Company reported a net loss and, therefore, no other potential common stock was included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended September 30, 2006
Basic and Diluted	$(2,935)	25,783	$(0.11)
Nine months ended September 30, 2006
Basic and Diluted	$(19,906)	25,570	$(0.78)

Three months ended September 30, 2005
Basic and Diluted	$(10,743)	21,744	$(0.49)
Nine months ended September 30, 2005
Basic and Diluted	$(36,732)	19,643	$(1.87)

Other potential common stock, which has been excluded from the diluted per share amounts because their effect would have been antidilutive, consist of the following:

	Three Months Ended September 30,
	2006		2005
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,856	$15.74	4,668	$13.52
Restricted stock	369		296
Total	5,225		4,964

	Nine Months Ended September 30,
	2006		2005
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,625	$14.79	4,674	$13.03
Restricted stock	286		210
Total	4,911		4,884

8.   PSMA Development Company LLC

a. Introduction

               PSMA LLC was formed on June 15, 1999 as a joint venture between the Company and Cytogen (each a “Member” and collectively, the “Members”) for the purposes of conducting research, development, manufacturing and marketing of products related to prostate-specific membrane antigen (“PSMA”). Prior to the Company’s acquisition of Cytogen’s membership interest (see below), each Member had equal ownership and equal representation on PSMA LLC’s management committee and equal voting rights and rights to profits and losses of PSMA LLC. In connection with the formation of PSMA LLC, the Members entered into a series of agreements, including an LLC Agreement and a Licensing Agreement (collectively, the “Agreements”), which generally defined the rights and obligations of each Member, including the obligations of the Members with respect to capital contributions and funding of research and development of PSMA LLC for each coming year.

Index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

b. Acquisition of Cytogen’s Membership Interest

On April 20, 2006, the Company acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million (the “Acquisition”). The Company also paid $259 in transaction costs related to the Acquisition. In connection with the Acquisition, the Licensing Agreement entered into by the Members upon the formation of PSMA LLC, under which Cytogen had granted a license to PSMA LLC for certain PSMA-related intellectual property, was amended. Prior to the Acquisition, each of the Members owned 50% of the rights to such intellectual property through their interests in PSMA LLC. Under the amended License Agreement, Cytogen granted an exclusive, even as to Cytogen, worldwide license to PSMA LLC to use certain PSMA-related intellectual property in a defined field (the “Amended License Agreement”). In addition, under the terms of the Amended License Agreement, PSMA LLC will pay to Cytogen upon the achievement of certain defined regulatory and sales milestones, if ever, amounts totaling $52 million, and will pay royalties, if ever, on net sales, as defined. Since the likelihood of such payments was remote at the date of the Acquisition, given that PSMA LLC’s research projects were in the pre-clinical phase at that time, such amounts, if any, in the future will be recorded as an additional expense when the contingency is resolved and consideration becomes issuable.

Subsequent to the Acquisition, PSMA LLC has continued as a wholly owned subsidiary of Progenics. Cytogen has no further involvement or obligations in PSMA LLC or in the PSMA-related research and development conducted by Progenics. The Company will no longer recognize revenue from PSMA LLC or Loss in Joint Venture.

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

Since the acquired intellectual property and license rights relate to research and development projects that, at the acquisition date, had not reached technological feasibility, did not have an identified alternative future use and had not received FDA regulatory approval for marketing, at the acquisition date the Company charged $13,209 to research and development expense, after consideration of the transaction costs and net tangible assets acquired.

9.   Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. For the three and nine months ended September 30, 2006 and 2005, the components of comprehensive loss are:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(2,935)	$(10,743)	$(19,906)	$(36,732)
Change in net unrealized gain (loss) on marketable securities	73	(39)	(123)	9
Comprehensive loss	$(2,862)	$(10,782)	$(20,029)	$(36,723)

10.   Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not limited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of September 30, 2006.

Index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or unless otherwise noted)

11.  Impact of Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements all material uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. Under FIN 48, the financial statements will reflect the tax benefit of an uncertain tax position only if it is “more likely than not” that the position is sustainable based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company is currently assessing the impact, if any, that FIN 48 will have on its financial position or results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) in order to address the observed diversity of practice surrounding how public companies quantify financial statement misstatements with respect to annual financial statements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established a “dual approach” that requires quantification of financial statement errors under both the iron-curtain and the roll-over methods. SAB 108 permits existing public companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. The Company does not expect the impact of the adoption of SAB 108 to be material to its financial position or results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure the fair value of assets and liabilities when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 does not expand the use of fair value in any new circumstances. Under FAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. FAS 157 requires disclosures intended to provide information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. The Company will adopt FAS 157 on January 1, 2008. The Company does not expect the impact of the adoption of FAS 157 to be material to its financial position or results of operations.

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

Our sources of revenues through September 30, 2006 have been payments under our current collaboration agreement (see “Collaboration with Wyeth Pharmaceuticals”, below) and our former collaboration agreements, from research grants and contracts related to our cancer and virology programs and from interest income. We also recognized revenue from PSMA Development Company LLC (“PSMA LLC”), our joint venture with CYTOGEN Corporation (“Cytogen”) through December 31, 2005. On April 20, 2006, we acquired Cytogen’s 50% membership interest in PSMA LLC. Although we will continue to conduct the prostate-specific membrane antigen (“PSMA”)-related research and development activities, we will no longer recognize revenue from PSMA LLC (see “Treatment of Cancer” and “PSMA LLC ”, below). To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels.

A majority of our expenditures to date have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings with regulators for approval to market our product candidates. Our development costs for methylnaltrexone are funded by Wyeth Pharmaceuticals (“Wyeth”), which allows us to devote our current and future financial resources to our other research and development programs.

Index

      At September 30, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $148.5 million. We expect that cash, cash equivalents and marketable securities on hand at September 30, 2006 will be sufficient to fund operations at current levels beyond one year. During the three and nine month periods ended September 30, 2006, we had a net loss of $2.9 million and $19.9 million, respectively, and used cash in operating activities of $10.1 million during the nine months ended September 30, 2006. At September 30, 2006, we had an accumulated deficit of approximately $208.6 million. Other than potential revenues from methylnaltrexone, we do not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and we expect our expenses to increase. Consequently, we may require additional external funding to continue our operations at their current levels in the future. Such funding may be derived from additional collaboration or licensing agreements with pharmaceutical or other companies or from the sale of our common stock or other securities to investors. However, such additional funding may not be available to us on acceptable terms or at all.

Collaboration with Wyeth Pharmaceuticals. Our most advanced product candidate and likeliest source of product revenue is methylnaltrexone. In December 2005, we entered into a license and co-development agreement (the “Collaboration Agreement”) with Wyeth to develop and commercialize methylnaltrexone. In collaboration with Wyeth, we are conducting development programs for methylnaltrexone in several settings including symptom management and supportive care. Under the terms of our collaboration with Wyeth, Wyeth is developing the oral form of methylnaltrexone worldwide. We are responsible for the U.S. development of the subcutaneous and intravenous forms of methylnaltrexone, while Wyeth is responsible for development of these parenteral products outside the U.S. Wyeth is responsible for funding manufacturing and commercialization expenses for methylnaltrexone. Decisions regarding the timelines for development of the three methylnaltrexone products will be made by a Joint Development Committee, and endorsed by the Joint Steering Committee, each committee formed under the terms of the Collaboration Agreement, consisting of members from both Wyeth and Progenics.

In January 2006, we began recognizing revenue from Wyeth for reimbursement of our development expenses for methylnaltrexone as incurred during each quarter under the development plan agreed to by us and Wyeth and for a portion of the $60 million upfront payment we received from Wyeth, based on the proportion of the expected total effort for us to complete our development obligations that was actually performed during that quarter. During the three and nine month periods ended September 30, 2006, we recognized $5.1 million and $14.5 million, respectively, of revenue from the $60 million upfront payment received in December 2005 and $9.4 million and $25.6 million, respectively, as reimbursement for our out-of-pocket development costs, including our labor costs. There were no milestones or contingent events that were achieved during the nine months ended September 30, 2006 for which revenue was recognized.

Our work with methylnaltrexone has proceeded farthest as a treatment for opioid-induced constipation. Constipation is a serious medical problem for patients who are being treated with opioid medications. Methylnaltrexone is designed to reverse certain side effects of opioid medications while maintaining pain relief, an important need not currently met by any approved drugs.

We have successfully completed two pivotal phase 3 clinical trials of the subcutaneous form of methylnaltrexone in patients with advanced illness, including cancer, AIDS and heart disease. We achieved positive results from the two pivotal phase 3 clinical trials (studies 301 and 302). All primary and secondary endpoints of both of the phase 3 studies were positive and statistically significant. The drug was generally well tolerated in both phase 3 trials. We are now working with Wyeth to submit a New Drug Application to the U.S. Food and Drug Administration (“FDA”) for subcutaneous methylnaltrexone in this setting and implement a commercialization strategy.

We are also developing an intravenous form of methylnaltrexone in collaboration with Wyeth for the management of post-operative ileus, a serious condition of the gastrointestinal tract. In September 2006, we and Wyeth initiated the first of two global pivotal phase 3 clinical trials to evaluate the safety and efficacy of intravenous methylnaltrexone for the treatment of post-operative ileus. In October 2006, we earned a $5.0 million milestone payment in connection with the start of that phase 3 clinical trial.

Under the Collaboration Agreement, Wyeth is also developing an oral formulation of methylnaltrexone for the treatment of opioid-induced constipation in patients with chronic pain. Prior to the Collaboration Agreement, we had completed phase 1 clinical trials of oral methylnaltrexone in healthy volunteers, which indicated that methylnaltrexone was well tolerated. Wyeth has also conducted certain additional phase 1 clinical trials of oral methylnaltrexone. In August, 2006, Wyeth initiated a phase 2 clinical trial to evaluate once-daily dosing of oral methylnaltrexone

Index

Treatment of HIV Infection. In the area of virology, we are developing viral entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. Human Immunodeficiency Virus (“HIV”) is the virus that causes AIDS. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. In mid-2005, we announced positive phase 1 clinical findings related to PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5, in healthy volunteers. A phase 1b trial of PRO 140 in HIV-infected patients began in December 2005.

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

PSMA LLC. On April 20, 2006, we acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million (the “Acquisition”). We also paid $0.3 million of transaction costs with regard to the Acquisition. In connection with the Acquisition, the License Agreement entered into by the Cytogen and us (collectively the “Members”) upon the formation of PSMA LLC, under which Cytogen had granted a license to PSMA LLC for certain PSMA-related intellectual property, was amended. Prior to the Acquisition, each of the Members owned 50% of the rights to that intellectual property through their interests in PSMA LLC. Under the amended License Agreement, Cytogen granted an exclusive, even as to Cytogen, worldwide license to PSMA LLC to use certain PSMA-related intellectual property in a defined field (the “Amended License Agreement”). In addition, under the terms of the Amended License Agreement, PSMA LLC will pay to Cytogen upon the achievement of certain defined regulatory and sales milestones, if ever, amounts totaling $52 million, and will pay royalties on net sales, as defined. We will continue to conduct the PSMA-related programs on our own. Our purchase of Cytogen’s membership interest in PSMA LLC is expected to improve the efficiency of decision-making regarding PSMA projects.

Beginning on April 20, 2006, Cytogen has no further involvement with PSMA LLC, which has become our wholly owned subsidiary. Although we are continuing to conduct the PSMA-related research and development activities, we will no longer recognize revenue from PSMA LLC.

Prior to the Acquisition, PSMA LLC’s intellectual property, which was equally owned by each of the Members, was used in two research and development programs, a vaccine program and a monoclonal antibody program, both of which were in the pre-clinical or early clinical phases of development at the time of the Acquisition. We conducted most of the research and development for those two programs prior to the Acquisition and, subsequent to the Acquisition, are continuing those research and development activities and will incur all the expenses of those programs.

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

Results of Operations  (amounts in thousands)

Three Months Ended September 30, 2005 and 2006

            Revenues:

Our sources of revenue included our collaboration with Wyeth, which began in December 2005, our research grants and contracts and, to a small extent, our sale of research reagents. During the 2005 period, we did not recognize revenue from Wyeth but did recognize revenue from our PSMA LLC joint venture. Revenues increased from $2,774 to $17,848 for the three months ended September 30, 2005 and 2006, respectively, as follows:

Index

During the three months ended September 30, 2006, we recognized $14,527 of revenue from Wyeth, including $5,103 of the $60,000 upfront payment we received upon entering into our collaboration in December 2005, and $9,424 as reimbursement of our development expenses. We recognize a portion of the upfront payment in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations in that period relative to total effort budgeted for all of our performance obligations under the arrangement. Reimbursement of development costs is recognized as revenue as the costs are incurred under the development plan agreed to by us and Wyeth.

We recognized $211 of revenue for research and development services performed by us for PSMA LLC during the three months ended September 30, 2005. On April 20, 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, since that date we no longer recognize revenue related to research and development services performed by us for PSMA LLC. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, we were not reimbursed for our research and development services to PSMA LLC and did not recognize any revenue from PSMA LLC.

Revenues from research grants and contracts increased from $2,548 in the three month period ended September 30, 2005 to $3,316 in the corresponding period in 2006. The increase resulted from a greater amount of work performed under the grants in the 2006 period, some of which allowed greater spending limits, including $13,100 in new grants we were awarded during 2005, $10,100 of which will partially fund our PRO 140 program over a three and a half year period. In addition, there was increased activity under the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”). The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. A total of approximately $3,700 is earmarked under the NIH Contract to fund subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of September 30, 2006) is subject to achievement of specified milestones.

Revenues from product sales decreased from $15 for the three months ended September 30, 2005 to $5 for the three months ended September 30, 2006. We received fewer orders for research reagents during the 2006 period.

    Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, license fees related to research and development and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with methylnaltrexone. Research and development expenses increased $5,799 from $9,952 in the three months ended September 30, 2005 to $15,751 in the corresponding period in 2006, as follows:

Index

	Three Months Ended September 30,		Dollar	Percentage
Category	2005	2006	Variance	Variance	Explanation
Salaries and benefits (cash)	$ 3,295	$ 4,345	$ 1,050	32%
Compensation increases and an increase in average headcount from 116 to 136 for the three month periods ended September 30, 2005 and 2006, respectively, in the research and development, manufacturing and medical departments.

Share-based compensation (non-cash)	351	1,655	1,304	372
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payment arrangements (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Clinical trial costs	2,183	1,896	(287)	(13)
Decrease primarily related to decreased costs for methylnaltrexone ($179) due to completion of the methylnaltrexone phase 3 trials (301 and 302 and the extension studies) in the second half of 2005 and first quarter of 2006. In addition, there was a decrease related to GMK ($260), due to achievement of full enrollment in our phase 3 trial during the fourth quarter of 2005, which resulted in more patients having completed the full course of treatment during 2005 than remained to be treated in 2006. The decrease was partially offset by an increase in the HIV program ($152), resulting from an increase in the PRO 140 trial activity in the 2006 period.

Laboratory supplies	920	2,191	1,271	138
Increase for methylnaltrexone ($1,250) due to purchases of methylnaltrexone drug in the 2006 period but not in the 2005 period, and an increase in basic research in 2006 for Cancer ($79) and other projects ($72). The increases were partially offset by a decrease in HIV ($130), due to preparation of materials for PRO 140 clinical trials in 2005 but not in 2006.

Contract manufacturing and subcontractors	1,361	2,605	1,244	91
Increases related to HIV ($565), Cancer ($664) and other projects ($54), partially offset by a decrease in methylnaltrexone-related costs ($39). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required. The decrease in methylnaltrexone was due to completion of the methylnaltrexone phase 3 trials (301 and 302 and the extension studies) in the second half of 2005 and first quarter of 2006.

Consultants	917	1,628	711	78
Increase related to methylnaltrexone ($737), partially offset by decreases in Cancer ($6), HIV ($11) and other project costs ($9). These expenses are related to the monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

License fees	15	100	85	567	Increase primarily related to contractual payments to licensors in our programs in Cancer ($95), partially offset by a decrease in such payments related to HIV ($10).
Other	910	1,331	421	46	Increase primarily due to an increase in rent ($89) and other operating expenses ($332) in the 2006 period over that in the 2005 period.
Total	$ 9,952	$ 15,751	$ 5,799	58%

Index

A major portion of our spending has been, and we expect will continue to be associated with methylnaltrexone, although beginning in 2006, Wyeth is reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth. Spending for our PRO 140 and other development programs is also expected to increase.

General and administrative expenses increased $3,266 from $3,344 in the three months ended September 30, 2005 to $6,610 in the corresponding 2006 period, as follows:

	Three Months Ended September 30,		Dollar	Percentage
Category	2005	2006	Variance	Variance	Explanation
Salaries and benefits (cash)	$ 1,109	$ 1,556	$ 447	40%
Increase due to compensation increases and an increase in average headcount from 25 to 34 in the general and administrative departments for the three month periods ended September 30, 2005 and 2006, respectively.

Share-based compensation (non-cash)	319	2,731	2,412	756
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payment arrangements (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Consulting and professional fees	1,098	1,461	363	33
Increase due primarily to increases in recruiting ($42) and legal and patent fees ($479), partially offset by decreases in consultants ($145) and audit fees, including audit fees for internal controls over financial reporting ($13).

Operating expenses	728	823	95	13
Increase due primarily to an increase in rent ($37), computer supplies and software ($4), travel and meals ($20) and other fees and expenses ($101), partially offset by a decrease in insurance costs ($67).

Other	90	39	(51)	(57)	Decrease primarily related to decreased investor relations costs ($30) and corporate taxes ($33), partially offset by an increase in other miscellaneous costs ($12).
Total	$ 3,344	$ 6,610	$ 3,266	98%

      We expect general and administrative expenses to increase during the remainder of 2006 due to an increase in headcount.

Loss in joint venture decreased from $384 in the three months ended September 30, 2005 to $0 in the corresponding period in 2006. On April 20, 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, we no longer recognize loss in joint venture.

Depreciation and amortization decreased from $417 in the three months ended September 30, 2005 to $381 in the corresponding period in 2006 as we purchased capital assets and made leasehold improvements to increase our manufacturing capacity in the 2006 period, a majority of which was in progress at September 30, 2006, and due to an increase in fully depreciated capital assets.

 Other income:

Interest income increased from $580 in the three months ended September 30, 2005 to $1,959 in the corresponding period in 2006. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums and discounts we paid for those marketable securities. For the three months ended September 30, 2005, and September 30, 2006, investment income increased from $638 to $1,931, respectively, due to a higher average balance of cash equivalents and marketable securities in the 2006 period than in the 2005 period and to higher interest rates in the 2006 period. Amortization of premiums and discounts, which is included in interest income, changed from amortization of premiums of $58 to amortization of discounts of $28 for the three months ended September 30, 2005 and 2006, respectively.

Index

         Net loss:

Our net loss was $10,743 for the three months ended September 30, 2005 compared to a net loss of $2,935 in the corresponding period in 2006.

Nine Months Ended September 30, 2005 and 2006

            Revenues:

Our sources of revenue included our collaboration with Wyeth, which began in December 2005, our research grants and contracts and, to a small extent, our sale of research reagents. During the 2005 period, we did not recognize revenue from Wyeth but did recognize revenue from our PSMA LLC joint venture. Revenues increased from $7,438 to $47,972 for the nine months ended September 30, 2005 and 2006, respectively, as follows:

During the nine months ended September 30, 2006, we recognized $40,060 of revenue from Wyeth, including $14,466 of the $60,000 upfront payment we received upon entering into our collaboration in December 2005, and $25,594 as reimbursement of our development expenses.

We recognized $781 of revenue for research and development services performed by us for PSMA LLC during the nine months ended September 30, 2005. On April 20, 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, we no longer recognize revenue related to research and development services performed by us for PSMA LLC. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, we were not reimbursed for our research and development services to PSMA LLC and did not recognize any revenue from PSMA LLC.

Revenues from research grants and contracts increased from $6,618 in the nine month period ended September 30, 2005 to $7,842 in the corresponding period in 2006. The increase resulted from a greater amount of work performed under the grants in the 2006 period, some of which allowed greater spending limits. In addition, there was increased activity under the NIH Contract.

Revenues from product sales increased from $39 for the nine months ended September 30, 2005 to $70 for the nine months ended September 30, 2006. We received more orders for research reagents during the 2006 period.

    Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, license fees related to research and development and product manufacturing costs. A major portion of our spending has been, and we expect will continue to be, associated with methylnaltrexone. Research and development expenses increased $23,771 from $32,517 in the nine months ended September 30, 2005 to $56,288 in the corresponding period in 2006, as follows:

Index

	Nine Months Ended September 30,		Dollar	Percentage
Category	2005	2006	Variance	Variance	Explanation
Salaries and benefits (cash)	$ 9,693	$ 12,497	$ 2,804	29%
Compensation increases and an increase in average headcount from 114 to 129 for the nine month periods ended September 30, 2005 and 2006, respectively, in the research and development, manufacturing and medical departments.

Share-based compensation (non-cash)	698	4,134	3,436	492
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payment arrangements (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Clinical trial costs	8,240	5,851	(2,389)	(29)
Decrease primarily related to methylnaltrexone ($2,571) due to completion of the methylnaltrexone phase 3 trials (301 and 302 and the extension studies) in the second half of 2005 and first quarter of 2006 and GMK ($222), due to achievement of full enrollment in our phase 3 trial during the fourth quarter of 2005, which resulted in more patients having completed the full course of treatment during 2005 than remained to be treated in 2006. The decreases were partially offset by an increase in HIV-related costs ($404), resulting from an increase in the PRO 140 trial activity and a decline in PRO 542 activity in the 2006 period.

Laboratory supplies	4,337	4,257	(80)	(2)
Decrease in methylnaltrexone ($596) due to the purchase of more methylnaltrexone drug in the 2005 period than in the 2006 period, partially offset by increases in HIV-related costs ($51), due to preparation of materials for the phase 1b PRO 140 clinical trial and an increase in basic research in 2006 for Cancer ($125) and other projects ($340).

Contract manufacturing and subcontractors	3,344	8,581	5,237	157
Increase in methylnaltrexone ($2,204) related to clinical trials under our collaboration with Wyeth, HIV ($1,784), Cancer ($1,199) and other projects ($50). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required.

Consultants	2,066	3,397	1,331	64
Increases in methylnaltrexone ($1,303), Cancer ($42) and other ($140), partially offset by a decrease in HIV ($154). These expenses are related to the monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

License fees	1,200	528	(672)	(56)
Decrease primarily related to contractual payments to licensors related to our programs in HIV ($1,116), partially offset by increases in such payments related to methylnaltrexone ($263) and Cancer ($181).

Other	2,939	17,043	14,104	480
Increase primarily due to $13,209 of expense related to our acquisition of Cytogen’s 50% interest in PSMA LLC and an increase in rent ($399), travel ($210) and other operating expenses ($312) in the 2006 period, partially offset by decreased insurance costs ($26) in the 2006 period over those in the 2005 period.

Total	$ 32,517	$ 56,288	$ 23,771	73%

Index

A major portion of our spending has been, and we expect will continue to be associated with methylnaltrexone, although beginning in 2006, Wyeth is reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth. Spending for our PRO 140 and other development programs is also expected to increase.

General and administrative expenses increased $6,752 from $9,386 in the nine months ended September 30, 2005 to $16,138 in the corresponding 2006 period, as follows:

	Nine Months Ended September 30,		Dollar	Percentage
Category	2005	2006	Variance	Variance	Explanation
Salaries and benefits (cash)	$ 3,177	$ 4,516	$ 1,339	42%
Increase due to compensation increases and an increase in average headcount from 24 to 30 in the general and administrative departments for the nine month periods ended September 30, 2005 and 2006, respectively.

Share-based compensation (non-cash)	561	4,999	4,438	791
Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payment arrangements (see “Critical Accounting Policies − Share-Based Payment Arrangements” below).

Consulting and professional fees	3,233	3,693	460	14
Increase due primarily to increases in audit fees, including audit fees for internal controls over financial reporting ($181), recruiting fees ($240) and legal and patent fees ($209), which were partially offset by decreases in consultants ($161) and other miscellaneous costs ($9).

Operating expenses	2,074	2,591	517	25
Increase due primarily to an increase in insurance costs ($122), rent ($203), computer supplies and software ($64) and other ($218), partially offset by a decrease in Director compensation expense ($90) due to vesting of restricted stock awards in 2005 but not in 2006.

Other	341	339	(2)	(1)	Decrease due primarily to decreased investor relations costs ($120), partially offset by an increase in corporate taxes ($104) and other miscellaneous costs ($14).
Total	$ 9,386	$ 16,138	$ 6,752	72%

      We expect general and administrative expenses to increase during the remainder of 2006 due to an increase in headcount.

Loss in joint venture decreased from $1,928 in the nine months ended September 30, 2005 to $121 in the corresponding period in 2006. On April 20, 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, we did not recognize loss in joint venture during the second quarter of 2006. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, research and development expenses and general and administrative expenses of PSMA LLC were lower than in the comparable period in 2005 due to the lack of a work plan and budget for PSMA LLC for 2006.

Depreciation decreased from $1,369 in the nine months ended September 30, 2005 to $1,106 in the corresponding period in 2006 as we purchased capital assets and made leasehold improvements to increase our manufacturing capacity in the 2006 period, a majority of which was in progress at September 30, 2006, and due to an increase in fully depreciated capital assets.

Index

 Other income:

Interest income increased from $1,030 in the nine months ended September 30, 2005 to $5,775 in the corresponding period in 2006. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums and discounts we paid for those marketable securities. For the nine months ended September 30, 2005, and September 30, 2006, investment income increased from $1,218 to $5,802, respectively, due to a higher average balance of cash equivalents and marketable securities in the 2006 period than in the 2005 period and to higher interest rates in the 2006 period. Amortization of premiums, which is included in interest income, decreased from $188 to $27 for the nine months ended September 30, 2005 and 2006, respectively.

         Net loss:

Our net loss was $36,732 for the nine months ended September 30, 2005 compared to a net loss of $19,906 in the corresponding period in 2006.

 Liquidity and Capital Resources

We have, to date, generated no meaningful amounts of recurring revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments, and proceeds from the exercise and sale of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans.

At September 30, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $148.5 million compared with $173.1 million at December 31, 2005. Net cash used in operating activities for the nine months ended September 30, 2006 was $10.1 million compared with $33.4 million for the same period in 2005. The decrease of $23.3 million resulted partially from a decrease in our net loss of $16.8 million, from $36.7 million for the nine months ended September 30, 2005 to $19.9 million for the nine months ended September 30, 2006. The decrease in our net loss was due partly to increased revenues of $40.1 million from Wyeth and increased investment income of $4.7 million offset by increased research and development expenses of $23.8 million and increased general and administrative expenses of $6.8 million in the 2006 period. Our cash used in operations was further decreased from 2005 to 2006 as a result of the following increases in non-cash expenses:

•
$7.9 million of non-cash expenses related to the vesting of our share-based payment awards, including stock options, restricted stock and Employee Stock Purchase Plan, as we adopted SFAS No. 123(R) on January 1, 2006, and the issuance of stock options to non-employee consultants; and

•	$13.2 million of expense in connection with the purchase of PSMA LLC in April 2006.

Cash used in operating activities, period over period, was also affected by:

•	a decrease of $14.5 million in deferred revenue due to our recognition of revenue in the 2006 period from the $60 million upfront payment we received from Wyeth in December 2005;

•
a decrease of $2.8 million in loss in joint venture, including the adjustment to loss in joint venture in the 2005 period. Through December 31, 2005, we reduced our revenue from the joint venture and our loss in the joint venture by the amount we received from PSMA-related grant funding up to a cap of $3.0 million. Beginning in the second quarter of 2006, PSMA LLC became our wholly-owned subsidiary and, accordingly, we no longer recognize loss in joint venture. In addition, during the quarter ended March 31, 2006, research and development costs for the joint venture decreased from those in the comparable period in 2005 since the Members had not approved a work plan and budget for PSMA LLC for 2006. Prior to our acquisition of PSMA LLC, we accounted for PSMA LLC by using the equity method and recorded 50% of PSMA LLC’s net loss as our loss in joint venture;

•	a decrease of $3.7 million in investment in joint venture since no capital contributions were made to PSMA LLC in the 2006 period and we acquired the net assets of PSMA LLC;

Index

•	a decrease of $1.0 million in trade accounts receivable, for reimbursement of our third quarter 2006 expenses under our grants and contract with the NIH and from Wyeth; and

•	a decrease of $1.4 million in other current assets and other current liabilities.

Net cash used in investing activities was $47.9 million for the nine months ended September 30, 2006 compared with $61.8 million for the same period in 2005. Net cash used in investing activities for the nine month period ended September 30, 2006 resulted primarily from the purchase of Cytogen’s 50% interest in PSMA LLC for $13.1 million, net of $0.3 million of cash acquired, and the sale of $236.2 million of marketable securities offset by the purchase of $264.4 million of marketable securities. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. We also purchased $6.5 million of fixed assets including capital equipment and leasehold improvements in 2006 as we acquired and built out additional manufacturing space and purchased more laboratory equipment for our expanding research and development projects.

Net cash provided by financing activities was $5.3 million for the nine months ended September 30, 2006 as compared with $131.1 million for the same period in 2005. The net cash provided by financing activities for the 2005 period includes $121.6 million in net proceeds that we received from the sale of approximately 6.3 million shares of our common stock in the second and third quarters of 2005. The net cash provided by financing activities for both periods reflects the exercise and sale of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans. During the remainder of 2006, we expect that cash received from exercises under such plans will increase due to increased headcount.

Our existing cash, cash equivalents and marketable securities at September 30, 2006 are sufficient to fund current operations for at least one year. Our current collaboration with Wyeth provided us with a $60 million upfront payment. In addition, Wyeth is, beginning January 2006, reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth and will provide milestone and other contingent payments upon the achievement of certain events. Wyeth will also fund all commercialization costs of methylnaltrexone products. For the nine months ended September 30, 2006, we received $25.6 million of reimbursement of our development costs, which are within the development plan approved by the parties. In October 2006,we earned a $5.0 million milestone payment in connection with the start of a phase 3 clinical trial of intravenous methylnaltrexone for the treatment of post-operative ileus.

Our development costs for methylnaltrexone are funded by Wyeth, which allows us to devote our current and future resources to our other research and development programs.  We may also enter into collaboration agreements with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of other collaboration agreements would further allow us to advance other projects with our current funds.

Prior to our acquisition of PSMA LLC on April 20, 2006, all costs of PSMA LLC’s research and development efforts were funded equally by us and Cytogen through capital contributions. Our and Cytogen’s level of commitment to fund PSMA LLC was based on an annual budget that was developed and approved by the parties. During the nine months ended September 30, 2005, the Members each contributed $0.5 million to fund work under the 2004 approved budget and $2.95 million to fund work under the 2005 approved budget. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, no further capital contributions were made by the Members subsequent to December 31, 2005. However, we and Cytogen were required to fulfill obligations under existing contractual commitments as of December 31, 2005. Since PSMA LLC has become our wholly-owned subsidiary as of April 20, 2006, we will no longer make capital contributions.

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

In September 2003, we were awarded the NIH Contract. The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. We anticipate that these funds will be used principally in connection with our ProVax HIV vaccine program. A total of approximately $3.7 million is earmarked under the NIH Contract to fund subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through September 30, 2006, we had recognized revenue of $8.5 million from this contract, including $180 for the achievement of two milestones.

Index

We have also been awarded grants from the NIH, which provide ongoing funding for a portion of our virology and cancer research programs for periods including the nine months ended September 30, 2006. Among those grants are two awards made in July and September 2005, which provide for up to $3.0 million and $10.1 million, respectively, in support for our hepatitis C virus research program and PRO 140 HIV development program, respectively, to be awarded over a three year and a three and a half year period, respectively. Funding under all of our NIH grants is subject to compliance with their terms, and is subject to annual funding approvals. For the nine months ended September 30, 2005 and 2006, we recognized $4.2 million and $5.4 million, respectively, of revenue from all of our NIH grants.

Other than amounts to be received from Wyeth and from currently approved grants and contracts, we have no committed external sources of capital. Other than potential revenues from methylnaltrexone, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

Our total expenses for research and development from inception through September 30, 2006 have been approximately $278.3 million. We currently have major research and development programs investigating symptom management and supportive care, HIV-related diseases and cancer. In addition, we are conducting several smaller research projects in the areas of virology and cancer. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. For the nine months ended September 30, 2005 and 2006 research and development costs incurred were as follows (see “Results of Operations—Expenses”):

	Nine Months Ended September 30,
	2005	2006
	(in millions)
Methylnaltrexone	$18.7	$23.2
HIV	7.8	11.3
Cancer	4.9	19.3
Other programs	1.1	2.5
Total	$32.5	$56.3

Wyeth has assumed financial responsibility for further development of methylnaltrexone in connection with our Collaboration Agreement. As we proceed with our development responsibilities under our methylnaltrexone programs, although we expect that our spending on methylnaltrexone will increase significantly during the remainder of 2006, our cash outlays in accordance with the agreed upon development plan will be reimbursed by Wyeth. We also expect that spending on our PRO 140 and other programs will increase during the remainder of 2006 and beyond. Consequently, we may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions. Manufacturing and commercialization expenses for methylnaltrexone will be funded by Wyeth. However, if we exercise our option to co-promote methylnaltrexone products in the U.S., which must be approved by Wyeth, we will be required to establish and fund a salesforce, which we currently do not have. If we commercialize any other product candidate other than with a corporate collaborator, we would also require additional funding to establish manufacturing and marketing capabilities.

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

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. During the fourth quarter of 2006, our contract to purchase methylnaltrexone from the manufacturer is expected to be transferred to Wyeth. The following table summarizes our contractual obligations as of September 30, 2006 for future payments under these agreements:

Index

		Payments due by September 30,
	Total	2007	2008-2009	2010-2011	Thereafter
	(in millions)
Operating leases	$7.3	$1.9	$4.0	$0.8	$0.6
License and collaboration agreements (1)	93.4	2.8	4.5	3.2	82.9
Total	$100.7	$4.7	$8.5	$4.0	$83.5
_______________

(1)
Assumes attainment of milestones covered under each agreement, including those by PSMA LLC. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table.

For each of our programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. Due to the uncertainties associated with research and development of these programs, the duration and completion costs of our research and development projects are difficult to estimate and are subject to considerable variation. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements could significantly increase our capital requirements and adversely impact our liquidity.

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

Index

 Revenue Recognition

On December 23, 2005, we entered into a license and co-development agreement with Wyeth, which includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We began recognizing contract research revenue from Wyeth on January 1, 2006. During the nine months ended September 30, 2005 and 2006, we also recognized revenue from government research grants and contracts, which are used to subsidize a portion of certain of our research projects (“Projects”), exclusively from the NIH. We also recognized revenue from the sale of research reagents during those periods. In addition, we recognized contract research and development revenue exclusively from PSMA LLC for the nine months ended September 30, 2005. No revenue was recognized from PSMA LLC for the nine months ended September 30, 2006. We recognize revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent”.

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

Index

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized during the year ended September 30, 2007 are classified as long-term deferred revenue. As of September 30, 2006, relative to the $60 million upfront license payment received from Wyeth, we have recorded $27.8 million and $17.7 million as short-term and long-term deferred revenue, respectively, which is expected to be recognized as revenue through 2008. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget for the Wyeth collaboration agreement for our total effort required to complete our performance obligations under that arrangement. That estimate may change in the future and such changes to estimates would result in a change in the amount of revenue recognized in future periods.

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

Index

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

For the nine months ended September 30, 2006, total compensation cost for share-based payment arrangements recognized in income was $9.1 million; $4.2 million of which was reported as research and development expense and $4.9 million of which was reported as general and administrative expense. No tax benefit was recognized related to that compensation cost because we had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine months ended September 30, 2006. As of September 30, 2006, there was $17.2 million, $6.6 million and $20,000 of total unrecognized compensation cost related to nonvested stock options, nonvested shares and our Employee Stock Purchase Plans, respectively, which is expected to be recognized over weighted average periods of 3.9 years, 3.0 years and 0.5 months, respectively.

Upon adoption of SFAS 123(R), we eliminated $4.5 million of unearned compensation, related to share-based awards granted prior to the adoption date that were unvested as of January 1, 2006, against additional paid-in capital. Compensation expense reported on a pro forma basis for periods prior to adoption of SFAS No. 123(R) has not been revised and is not reflected in the financial statements of those prior periods. Accordingly, there was no effect of the change from applying the original provisions of SFAS No. 123 on net income, cash flow from operations, cash flows from financing activities or basic or diluted net loss per share of periods prior to the adoption of SFAS No. 123(R). Furthermore, no modifications were made to outstanding options prior to the adoption of SFAS No. 123(R) and no changes to the quantity or type of share-based awards or changes to the terms of share-based payment arrangements were made.

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

•
Historical volatilities are based upon daily quoted market prices of our common stock on the NASDAQ exchange over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the nine months ended September 30, 2005 and 2006, the volatility of our common stock has been high, 96% and 88%,, respectively, which is common for entities in the biotechnology industry that do not have commercial products. A higher volatility input to the Black-Scholes model increases the resulting compensation expense.

Index

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

A portion of the options granted to our Chief Executive Officer on July 1, 2002, 2003, 2004 and 2005 and on July 3, 2006 cliff vests after nine years and eleven months from the respective grant date. Vesting of a defined portion of each award will occur earlier if a defined performance condition is achieved; more than one condition may be achieved in any period. In accordance with SFAS No. 123(R), at the end of each reporting period, we will estimate the probability of achievement of each performance condition and will use those probabilities to determine the requisite service period of each award. The requisite service period for the award is the shortest of the explicit or implied service periods. In the case of the executive’s options, the explicit service period is nine years and eleven months from the respective grant dates. The implied service periods related to the performance conditions are the estimated times for each performance condition to be achieved. Thus, compensation expense will be recognized over the shortest estimated time for the achievement of performance conditions for that award (assuming that the performance conditions will be achieved before the cliff vesting occurs). Changes in the estimate of probability of achievement of any performance condition will be reflected in compensation expense of the period of change and future periods affected by the change. Prior to the adoption of SFAS No. 123(R), these awards were accounted for as variable awards under APB 25 and, therefore, compensation expense, based on the intrinsic value of the vested awards on each reporting date, was recognized in our financial statements.

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

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. We incurred a net loss for the three and nine months ended September 30, 2005 and 2006 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

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

Index

 Impact of Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements all material uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. Under FIN 48, the financial statements will reflect the tax benefit of an uncertain tax position only if it is “more likely than not” that the position is sustainable based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We are currently assessing the impact, if any, that FIN 48 will have on our financial position or results of operations

On September 13, 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) in order to address the observed diversity of practice surrounding how public companies quantify financial statement misstatements with respect to annual financial statements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established a “dual approach” that requires quantification of financial statement errors under both the iron-curtain and the roll-over methods. SAB 108 permits existing public companies to record the cumulative effect of initially applying the "dual approach" in the first year ending after November 15, 2006 by recording the necessary "correcting" adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. We do not expect the impact of the adoption of SAB 108 to be material to our financial position or results of operations.

On September 15, 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure the fair value of assets and liabilities when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 does not expand the use of fair value in any new circumstances. Under FAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. FAS 157 requires disclosures intended to provide information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. We will adopt FAS 157 on January 1, 2008. We do not expect the impact of the adoption of FAS 157 to be material to our financial position or results of operations.

   Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, corporate notes and federal agency issues. Our investments totaled $145.4 million at September 30, 2006. Approximately $84.6 million of these investments had fixed interest rates, and $60.8 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk for those investments. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair values of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the September 30, 2006 market interest rates would result in a decrease of approximately $0.56 million in the market values of these investments.

Index

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

PART II —OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2005. In addition, the following risk factors have changed during the nine months ended September 30, 2006:

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of September 30, 2006, we had an accumulated deficit of $208.6 million. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, if ever, other than potential revenues from methylnaltrexone. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of September 30, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $148.5 million. In December 2005, we received a $60 million upfront payment from Wyeth in connection with the signing of the license and co-development agreement relating to methylnaltrexone. During the nine months ended September 30, 2006, we had a net loss of $19.9 million and cash used in operating activities was $10.1 million during the nine months ended September 30, 2006.

Under our agreement with Wyeth, Wyeth will reimburse us for development costs relating to methylnaltrexone starting January 1, 2006. As a result, although we expect that our spending on methylnaltrexone in 2006 and beyond will increase significantly from the amounts expended in 2005, our net expenses for methylnaltrexone will be reduced.

Index

With regard to our other product candidates, however, we expect that we will continue to incur significant expenditures for their development, and we do not have committed external sources of funding for most of these projects. These expenditures will be funded from our cash on hand, or we may seek additional external funding for these expenditures, most likely through collaborative agreements, or other license or sale transactions, with one or more pharmaceutical companies, through the issuance and sale of securities or through additional government grants or contracts. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

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

Our stock price has a history of significant volatility. Between January 1, 2002 and September 30, 2006, our stock price has ranged from $3.82 to $30.83 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

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

At September 30, 2006, Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 18% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

PROGENICS PHARMACEUTICALS, INC.
Date: November 9, 2006	By:	/s/ Robert A. McKinney
Robert A. McKinney Chief Financial Officer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)