Form 10-K
period 2006-12-31
PROGENICS PHARMACEUTICALS INC
filed 2007-03-15
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 000-23143
___________

PROGENICS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3379479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
___________

777 Old Saw Mill River Road
Tarrytown, NY 10591
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (914) 789-2800

                                  Securities Registered pursuant to Section 12(b) of the Act:
Title of each class      Name of each exchange on which registered
Common Stock, par value $0.0013 per share    The NASDAQ Stock Market LLC

Securities Registered pursuant to Section 12(g) of the Act:	None

___________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2006, based upon the closing price of the Common Stock on The NASDAQ Stock Market LLC of $24.06 per share, was approximately $384,663,000 (1). As of March 14, 2007, 26,444,178 shares of Common Stock, par value $.0013 per share, were outstanding.
(1)
Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an “affiliate” of the Registrant for purposes of the Federal securities laws.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Total number of pages  90

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

Item 1. Business

Overview

Progenics Pharmaceuticals, Inc. is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward gastroenterology, virology and oncology.

Gastroenterology

In the area of gastroenterology, our work is focused on methylnaltrexone, which is our most advanced product candidate. In December 2005, we entered into a license and co-development agreement (the “Collaboration Agreement”) with Wyeth Pharmaceuticals (“Wyeth”) to develop and commercialize subcutaneous, intravenous and oral forms of methylnaltrexone. See Gastroenterology, below.

Virology

In the area of virology, we are developing viral-entry inhibitors, which are molecules designed to inhibit the ability of viruses to enter certain types of immune system cells. Human Immunodeficiency Virus (“HIV”) is the virus that causes Acquired Immunodeficiency Syndrome (“AIDS”). Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. In mid-2005, we announced positive phase 1 clinical findings related to PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5, in healthy volunteers. A phase 1b trial of PRO 140 in HIV-infected patients completed enrollment and dosing in December 2006. We are also involved in research regarding a vaccine against HIV infection. See “HIV” below.

We are conducting research into therapeutics for hepatitis C virus infection. See “Virology- Hepatitis C Viral Entry Inhibitor”, below.

Oncology

We are developing immunotherapies for prostate cancer, including monoclonal antibodies directed against prostate specific membrane antigen (“PSMA”), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. Our PSMA programs are conducted through PSMA Development Company LLC (“PSMA LLC”). Prior to April 20, 2006, PSMA LLC was our joint venture with Cytogen Corporation (“Cytogen”) and has subsequently become our wholly owned subsidiary. See “Prostate Cancer”, below.

We are also developing a cancer vaccine, GMK, in phase 3 clinical trials for the treatment of malignant melanoma. See “Melanoma- GMK Vaccine”, below.

Product In-Licensing

We seek out promising new products and technologies around which to build new development programs or enhance existing programs. Our in-licensing strategy has been the basis for our clinical development programs for methylnaltrexone, novel HIV therapeutics and cancer immunotherapies. We own the worldwide commercialization rights to each of our product candidates except methylnaltrexone, the commercialization of which is the responsibility of Wyeth under the Collaboration Agreement.

The following table summarizes the current status of our principal development programs and product candidates:

Program/Product Candidates	Indication/Use	Status (1)
Gastroenterology
Methylnaltrexone-Subcutaneous	Treatment of opioid-induced constipation	Phase 3 completed in patients receiving palliative care
Methylnaltrexone-Intravenous	Management of post-operative ileus	Phase 3
Methylnaltrexone-Oral	Treatment of opioid-induced constipation	Clinical testing of new formulation
Virology
HIV
PRO 140	Treatment of HIV infection	Phase 1b, completed enrollment and dosing
ProVax	Treatment of HIV infection	Research
Other
Hepatitis C virus (HCV)	Treatment of HCV infection	Research
Oncology
Prostate Cancer
PSMA:
Recombinant protein vaccine	Immunotherapy for prostate cancer	Phase 1
Viral-vector vaccine	Immunotherapy for prostate cancer	Preclinical
Monoclonal antibody-drug conjugate	Treatment of prostate cancer	Preclinical
Melanoma
GMK vaccine	Immunotherapy for melanoma	Phase 3
___________

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

None of our product candidates has received marketing approval from the United States Food and Drug Administration (“FDA”) or any other regulatory authority, and we have not yet received any revenue from the sale of any of our product candidates. We must receive marketing approval before we can commercialize any of our product candidates.

Gastroenterology

Narcotic medications such as morphine and codeine, which are referred to as opioids, are the mainstay in controlling moderate to severe pain. We estimate that approximately 215 million prescriptions for opioids are written annually in the U.S. Physicians prescribe opioids for patients receiving palliative care, undergoing surgery or experiencing chronic pain, as well as for other indications.

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

Methylnaltrexone

Methylnaltrexone is a selective, peripheral, opioid-receptor antagonist that reverses certain side effects induced by opioid use. Methylnaltrexone competes with opioid analgesics for binding sites on opioid receptors, and is designed not to cross the blood-brain barrier. As a result, methylnaltrexone “turns off” the effects of opioid analgesics outside the central nervous system, including the gastrointestinal tract, but does not interfere with opioid activity within the central nervous system. Therefore, methylnaltrexone does not block the pain relief that the opioids provide, an important need not currently met by any approved drugs. To date, patients treated with methylnaltrexone, in addition to opioid pain medications, have experienced a reversal of many of the side effects induced by the opioids and have reported no decline in pain relief. Methylnaltrexone has been studied in numerous clinical trials. To date, methylnaltrexone has been generally well tolerated and highly active in blocking opioid-related side effects without interfering with pain relief.

On December 23, 2005 we entered into the Collaboration Agreement with Wyeth. Under the Collaboration Agreement, we share with Wyeth the responsibilities for developing and obtaining marketing approval of methylnaltrexone in the United States. Our responsibility extends to developing and obtaining marketing approval for the subcutaneous and intravenous forms in the United States. Wyeth is responsible for developing and obtaining marketing approval for the oral form in the United States and for the three forms of methylnaltrexone outside of the United States. Once marketing approval is obtained, Wyeth is responsible for commercializing all three forms of methylnaltrexone worldwide. We have an option, under certain circumstances, to co-promote the sale of any or all of the three forms of methylnaltrexone in the United States. Wyeth is reimbursing us for the development costs which we incur for methylnaltrexone and has agreed to pay us certain fees if we co-promote methylnaltrexone.

Our rights to methylnaltrexone arise under a license from the University of Chicago. See Progenics’ Licenses—UR Labs/ University of Chicago, below.

Subcutaneous methylnaltrexone. Our most advanced clinical experience with methylnaltrexone is as a treatment for opioid-induced constipation. Constipation is a serious medical problem for patients who are being treated with opioid medications. We have successfully completed two pivotal phase 3 clinical trials of the subcutaneous form of methylnaltrexone in patients receiving palliative care, including cancer, Acquired Immunodeficiency Syndrome (“AIDS”) and heart disease. Each year in the U.S., approximately 1.8 million patients receiving palliative care experience opioid-induced constipation.

 We achieved positive results from the pivotal phase 3 clinical trials (studies 301 and 302) of methylnaltrexone. All primary and secondary endpoints of both of the phase 3 studies were met and were statistically significant. The drug was generally well tolerated in both phase 3 trials. We now expect to submit a New Drug Application to the FDA in March 2007 for subcutaneous methylnaltrexone in this setting.

Intravenous methylnaltrexone. We are also developing an intravenous form of methylnaltrexone for the management of post-operative ileus. Of the patients who undergo surgery in the U.S. each year, approximately 2.4 million patients are at high risk for developing ileus, a serious impairment of the gastrointestinal tract. Post-operative ileus is believed to be caused in part by the release by the body of endogenous opioids in response to the trauma of surgery and may be exacerbated by the use of opioids, such as morphine, in surgery and in the post-operative period. Post-operative ileus is a major factor in increasing hospital stay, as patients are typically not discharged until bowel function is restored.

We and Wyeth are conducting two global pivotal phase 3 clinical trials to evaluate the safety and efficacy of intravenous methylnaltrexone for the treatment of post-operative ileus. In October 2006, we earned a $5.0 million milestone payment in connection with the initiation of the first phase 3 clinical trial.

Oral methylnaltrexone. We and Wyeth are also developing an oral form of methylnaltrexone for the treatment of opioid-induced constipation in patients with chronic pain. More than 215 million prescriptions are written annually for opioids and approximately 12 million patients in the U.S. use opioids chronically, many of whom experience opioid-induced constipation.

Prior to entering into the Collaboration Agreement with Wyeth, we had completed phase 1 clinical trials of oral methylnaltrexone in healthy volunteers, which indicated that methylnaltrexone was well tolerated. Wyeth has also conducted certain additional phase 1 clinical trials of oral methylnaltrexone. In August, 2006, Wyeth initiated a phase 2 clinical trial to evaluate once-daily dosing of oral methylnaltrexone. Preliminary results from the phase 2 trial, conducted by Wyeth, showed that the initial formulation of oral methylnaltrexone was generally well tolerated but did not exhibit sufficient clinical activity to advance into phase 3 testing. Wyeth is beginning clinical testing in March 2007 of a new formulation of oral methylnaltrexone for the treatment of opioid-induced constipation.

Virology

HIV

Infection by HIV causes a slowly progressing deterioration of the immune system resulting in AIDS. HIV specifically infects cells that have the CD4 receptor on their surface. Cells with the CD4 receptor are critical components of the immune system and include T lymphocytes, monocytes, macrophages and dendritic cells. The devastating effects of HIV are largely due to the multiplication of the virus in these cells, resulting in their dysfunction and destruction.

Viral infection occurs when the virus binds to a host cell, enters the cell, and by commandeering the cell’s own reproductive machinery, creates thousands of copies of itself within the host cell. This process is called viral replication. Our scientists and their collaborators have made important discoveries in understanding how HIV enters human cells and initiates viral replication.

The Joint United Nations Program on HIV/AIDS (“UNAIDS”) and the World Health Organization (“WHO”) estimate that the number of individuals living with HIV in 2006 has reached 39.5 million, including over four million new infections. In North America, Western and Central Europe, the number of people living with HIV continues to increase due to the life-prolonging effects of antiretroviral therapy, a steady number of new HIV infections in North America and an increased number of new HIV diagnoses in Western Europe. During 2006, there were over two million people living with HIV in these regions, including 65,000 who acquired HIV in the past year. Notably, the number of women diagnosed with HIV has increased dramatically over the past two years to one-in- four new diagnoses. Although the number of people living with HIV has continued to increase over recent years, the number of patient deaths have decreased to approximately 30,000 in 2006.

At present, four classes of products have received marketing approval from the FDA for the treatment of HIV infection and AIDS: nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors (these are considered as different classes by researchers and prescribers alike and have non-overlapping resistance profiles), protease inhibitors and entry inhibitors. Reverse transcriptase and protease inhibitors inhibit two of the viral enzymes required for HIV to replicate once it has entered the cell. Entry inhibitors interrupt the process by which HIV binds to and transfers its genetic material in to CD4 cells in order to initiate the viral replication process.

Since the late 1990s, many HIV patients have benefited from combination therapy of protease and reverse transcriptase inhibitors. While combination therapy slows the progression of disease, it is not a cure. HIV’s rapid mutation rate results in the development of viral strains that are resistant to reverse transcriptase and protease inhibitors. Increasingly, after years of combination therapy, patients begin to develop resistance to these drugs. The potential for resistance is increased by inconsistent dosing which leads to lower drug levels and permits ongoing viral replication. Inconsistent adherence with dosing requirements for HIV drugs is common in patients on combination therapies because these drug regimens often require multiple tablets to be taken at specific times each day. At the same time, many currently approved drugs produce toxic side effects in many patients, affecting a variety of organs and tissues, including the peripheral nervous system and gastrointestinal tract. These side effects may result in patients interrupting or discontinuing therapy. In addition, as most HIV medications work inside the CD4 cell and are metabolized, they have the potential to interact with other medications and may exaggerate side effects or result in sub-therapeutic blood levels. Viral entry inhibitors such as our drug candidate represent a potential new class of drugs for HIV patients that may avoid many of the issues associated with current HIV medications.

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

In mid-2005, we completed a phase 1 study of humanized PRO 140 designed to determine the tolerability, safety, pharmacology and immunogenicity of PRO 140 in healthy volunteers. PRO 140 exhibited both a long half-life in the circulation and dose-dependent binding to CCR5-expressing cells. A single 5 mg/kg dose of PRO 140 significantly coated CCR5 cells for as long as 60 days and thereby potentially protected from HIV infection. PRO 140 was generally well tolerated at all dose levels in this study.

In December 2006, we completed enrollment and dosing in a phase 1b clinical trial of PRO 140. The phase 1b trial is designed to assess the tolerability, pharmacokinetics and preliminary antiviral activity of PRO 140 in approximately 40 HIV-positive patients. This multi-center, double-blind, placebo-controlled, dose-escalation study is being conducted in patients who have not taken any anti-retroviral therapy within the previous three months and who have HIV plasma concentrations greater than or equal to 5,000 copies/mL. Patients receive a single intravenous dose of study medication — either placebo or one of three increasingly higher doses of PRO 140. PRO 140 blood levels and CCR5 coating are determined and compared with antiviral effects measured as changes in plasma HIV viral load following treatment.

In February 2006, we received “Fast Track” designation from the FDA for PRO 140. The FDA Fast Track Development Program facilitates development and expedites regulatory review of drugs intended to address an unmet medical need for serious or life-threatening conditions.

The “humanized” version of PRO 140 was developed for us by PDL BioPharma, Inc. (formerly, Protein Design Labs, Inc.) See Progenics’ Licenses—PDL Biopharma, Inc., below.

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

In September 2003, we were awarded a contract by the National Institutes of Health (the “NIH”) to develop an HIV vaccine. These funds are being used principally in connection with our ProVax HIV vaccine program. The contract provides for up to $28.6 million in funding to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under this contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees under the contract is subject to achievement of specified milestones. Through December 31, 2006, we had recognized revenue of $9.4 million from this contract, including $180,000 for the achievement of two milestones.

Hepatitis C Viral Entry Inhibitor

We are engaged in a research program to discover treatments for hepatitis C that block viral entry into cells. Hepatitis C is a major cause of chronic liver disease.

Oncology

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

PSMA

We have been engaged in research and development programs relating to vaccine and antibody immunotherapeutics based on PSMA, which is a protein that is abundantly expressed on the surface of prostate cancer cells as well as cells in the newly formed blood vessels of most other solid tumors. We believe that PSMA has applications in immunotherapeutics for prostate cancer and potentially for other types of cancer.

In June 1999, we and Cytogen Corporation (collectively, the “Members”) formed a joint venture in the form of a limited liability company, with equal membership interests, for the purposes of conducting research, development, manufacturing and marketing of products related to PSMA. With certain limited exceptions, all patents and know-how owned by us or Cytogen and used or useful in the development of PSMA-based antibody or vaccine immunotherapeutics were licensed to the joint venture. The principal intellectual property licensed initially were several patents and patent applications owned by Sloan-Kettering that relate to PSMA. We and Cytogen were also required to offer to license to PSMA LLC patents, patent applications and technical information used or useful in PSMA LLC’s field to which we or Cytogen acquire licensable rights.

On April 20, 2006, we acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million (the “Acquisition”). We also paid $0.3 million of transaction costs with regard to the Acquisition. In connection with the Acquisition, the license agreement entered into by the Cytogen and us upon the formation of PSMA LLC, under which Cytogen had granted a license to PSMA LLC for certain PSMA-related intellectual property, was amended. Under the amended license agreement, Cytogen granted an exclusive, even as to Cytogen, worldwide license to PSMA LLC to use certain PSMA-related intellectual property in a defined field (the “Amended License Agreement”). In addition, under the terms of the Amended License Agreement, PSMA LLC will pay to Cytogen upon the achievement of certain defined regulatory and sales milestones, if ever, amounts totaling $52 million, and will pay royalties on net sales, as defined. Since our acquisition of Cytogen’s interest, we are continuing to conduct the PSMA-related programs on our own through PSMA LLC, which is now wholly owned by us.

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

We are also pursuing a vaccine program that utilizes viral vectors designed to deliver the PSMA gene to immune system cells in order to generate potent and specific immune responses to prostate cancer cells. In preclinical studies, this vaccine generated a potent dual response against PSMA, yielding a response by both antibodies and killer T-cells, the two principal mechanisms used by the immune system to eliminate abnormal cells. We are completing preclinical development activities on the PSMA viral-vector vaccine.

We have also developed human monoclonal antibodies which bind to PSMA. These antibodies, which were developed under license from Amgen Fremont Inc. (formerly Abgenix, Inc.), are designed to recognize the three-dimensional physical structure of the protein and possess a high affinity and specificity for PSMA. In November 2002, PSMA LLC reported that its PSMA monoclonal antibody substantially reduced tumor growth in an animal model of human prostate cancer. This antibody, which was conjugated, or attached, to a radioisotope, selectively delivered this lethal payload to cells that expressed PSMA on their surface. We are also investigating a PSMA monoclonal antibody-toxin conjugate. See PSMA Licenses -Seattle Genetics, below. In September 2005, PSMA LLC reported that in a mouse model of human prostate cancer, mice given the experimental drug PSMA ADC had survival times of up to nine-fold longer than mice not treated with the drug.

In 2004, the NIH awarded us two grants totaling $7.4 million to be paid over four years and a third grant for $600,000 to be paid over two years. The three grants were awarded to partially fund work on the PSMA projects described above. Through December 31, 2006, we have recognized revenue of $5.1 million from these three grants.

Melanoma

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

As a result of the actions of ECOG, the trial did not complete patient dosing as contemplated by the initial trial protocol. Despite ECOG’s actions, we extended our clinical trial to allow those patients who so elected, with the advice of their treating physicians, to complete the full dosing protocol. We continue to monitor all patients in the trial until its scheduled completion as contemplated by the initial protocol. We refer to “extending” the trial in this manner as an “extension study.” While all patients received at least a portion of the planned dosing, only about one-half of the patients received the full number of doses of GMK. We believe that the likely potential outcomes of the ECOG trial as supplemented by the extension study are as follows: if the data are positive, the data could be used with data from one or more other trials in support of a filing with the FDA for marketing approval; if the data are not positive or are inconclusive, it would not be useful in support of an application for marketing approval, and further studies would be required. In any event, positive data from our second phase 3 clinical trial of GMK, described below, would be required to obtain marketing approval for this product candidate.

In May 2001, we initiated an international phase 3 clinical trial of the GMK vaccine to prevent the relapse of malignant melanoma. The study is being conducted with the European Organization for Research and Treatment of Cancer, or EORTC, Europe’s leading cancer cooperative group. The EORTC phase 3 trial has completed enrollment of 1,314 patients, who are at intermediate risk for recurrence of the disease. The study recruited patients from Europe and Australia. EORTC randomized patients after surgery to receive either GMK or the current standard of care, which is no treatment but close monitoring. Patients on the vaccine arm of the study will receive 14 doses of GMK over three years, with an estimated two years of additional follow-up. We do not expect final data from this trial until at least 2009. The primary endpoint of this trial is to compare the recurrence of melanoma in patients receiving GMK with patients receiving observation and no treatment. The study will also compare overall survival of patients in both groups.

Licenses

We are a party to license agreements under which we have obtained rights to use certain technologies in our product development programs. PSMA LLC, our wholly owned subsidiary, has also entered into license agreements with third parties. Set forth below is a summary of the more significant of these licenses.

Progenics’ Licenses

Wyeth. We and Wyeth entered into the Collaboration Agreement on December 23, 2005 for the development and commercialization of methylnaltrexone. Under the Collaboration Agreement, Wyeth paid to us a $60 million non-refundable upfront payment. Wyeth is obligated to make up to $356.5 million in additional payments to us upon the achievement of milestones and contingent events in the development and commercialization of methylnaltrexone. All costs for the development of methylnaltrexone incurred by Wyeth or us starting January 1, 2006 are paid by Wyeth. We are being reimbursed for our out-of-pocket development costs by Wyeth and receive reimbursement for our efforts based on the number of our full time equivalent employees (“FTE”s) devoted to the development project. Wyeth is obligated to pay to us royalties on the sale of methylnaltrexone by Wyeth throughout the world during the applicable royalty periods.

The Collaboration Agreement establishes a Joint Steering Committee (“JSC”) and a Joint Development Committee (“JDC”), each with an equal number of representatives from both Wyeth and us. The Joint Steering Committee is responsible for coordinating the key activities of Wyeth and us under the Collaboration Agreement. The Joint Development Committee is responsible for overseeing, coordinating and expediting the development of methylnaltrexone by Wyeth and us. In addition, a Joint Commercialization Committee (“JCC”) was established, composed of representatives of both Wyeth and us in number and function according to each of our responsibilities. The JCC is responsible for facilitating open communication between Wyeth and us on matters relating to the commercialization of products.

The Collaboration Agreement involves the development and commercialization of three products: (i) a subcutaneous form of methylnaltrexone, to be used in patients with opioid-induced constipation; (ii) an intravenous form of methylnaltrexone, to be used in patients with post-operative ileus; and, (iii) an oral form of methylnaltrexone, to be used in patients with opioid-induced constipation.

Under the Collaboration Agreement, we granted to Wyeth an exclusive, worldwide license, even as to us, to develop and commercialize methylnaltrexone. We are responsible for developing the subcutaneous and intravenous forms of methylnaltrexone in the United States, until the drug formulations receive regulatory approval. Wyeth is responsible for the development of the subcutaneous and intravenous forms of methylnaltrexone outside of the United States. Wyeth is responsible for the development of the oral form of methylnaltrexone, both within the United States and in the rest of the world. In the event the JSC approves any formulation of methylnaltrexone other than subcutaneous, intravenous or oral or any other indication for the products currently contemplated using the subcutaneous, intravenous or oral forms of methylnaltrexone, Wyeth will be responsible for development of such products, including conducting clinical trials and obtaining and maintaining regulatory approval and we will receive royalties on all sales of such products. We will remain the owner of all U.S. regulatory filings and approvals relating to the subcutaneous and intravenous forms of methylnaltrexone. Wyeth will be the owner of all U.S. regulatory filings and approvals related to the oral form of methylnaltrexone. Wyeth will be the owner of all regulatory filings and approvals outside the United States relating to all forms of methylnaltrexone.

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

We have transferred to Wyeth all existing supply agreements with third parties for methylnaltrexone and will sublicense any intellectual property rights to permit Wyeth to manufacture methylnaltrexone, during the development and commercialization phases of the Collaboration Agreement, in both bulk and finished form for all products worldwide.

We have an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the products developed under the Collaboration Agreement, subject to certain conditions. The extent of our co-promotion activities and the fee that we will be paid by Wyeth for our activities, will be established when we exercise our option. Wyeth will record all sales of products worldwide (including those sold by us, if any, under a Co-Promotion Agreement). Wyeth may terminate any Co-Promotion Agreement if a top-15 pharmaceutical company acquires control of us. Wyeth has agreed to certain limitations regarding its ability to purchase our equity securities and to solicit proxies.

The Collaboration Agreement extends, unless terminated earlier, on a country-by-country and product-by-product basis, until the last-to-expire royalty period, as defined, for any product. Progenics may terminate the Collaboration Agreement at any time upon 90 days of written notice to Wyeth (30 days in the case of breach of a payment obligation) upon material breach that is not cured. Wyeth may, with or without cause, following the second anniversary of the first commercial sale, as defined, of the first commercial product in the U.S., terminate the Collaboration Agreement by providing Progenics with at least 360 days prior written notice of such termination. Wyeth may also terminate the agreement (i) upon 30 days written notice following one or more serious safety or efficacy issues that arise, as defined, and (ii) at any time, upon 90 days written notice of a material breach that is not cured by Progenics. Upon termination of the Collaboration Agreement, the ownership of the license we granted to Wyeth will depend on the party that initiates the termination and the reason for the termination.

UR Labs/University of Chicago. On December 22, 2005, we acquired certain rights for our lead investigational drug, methylnaltrexone, from several of our licensors.

In 2001, we entered into an exclusive sublicense agreement with UR Labs, Inc. (“URL”) to develop and commercialize methylnaltrexone (the “Methylnaltrexone Sublicense”) in exchange for rights to future payments. As of December 31, 2006, we had paid to UR Labs $550,000 and to the University of Chicago $500,000 under this agreement. If all milestones specified under this agreement are achieved, we will be obligated to make additional payments to the University of Chicago of approximately $330,000. In addition, in March 2006, we entered into an agreement with the University of Chicago which gives us the option to license certain of its intellectual property over a defined option period. We initially paid the University of Chicago $100,000 and may make payments aggregating $500,000 over the option period.

      In 1989, URL obtained an exclusive license to methylnaltrexone, as amended, from the University of Chicago (“UC”) under an Option and License Agreement dated May 8, 1985, as amended (the “URL-Chicago License”). In 2001, URL also entered into an agreement with certain heirs of Dr. Leon Goldberg (the “Goldberg Distributees”), which provided them with the right to receive payments based upon revenues received by URL from the development of the Methylnaltrexone Sublicense (the “URL-Goldberg Agreement”) in exchange for the obligation to make royalty payments to the University of Chicago.

On December 22, 2005, we entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) by and among Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc., UR Labs, Inc. and the shareholders of UR Labs, Inc. (the “URL Shareholders”), under which we acquired substantially all of the assets of URL, comprised of its rights under the URL-Chicago License, the Methylnaltrexone Sublicense and the URL-Goldberg Agreement, thus assuming URL’s rights and responsibilities under those agreements and extinguishing our obligation to make royalty and other payments to URL.

On December 22, 2005, we entered into an Assignment and Assumption Agreement with the Goldberg Distributees, under which we assumed all rights and obligations of the Goldberg Distributees under the URL-Goldberg Agreement, thereby extinguishing URL’s (and consequentially, our) obligations to make payments to the Goldberg Distributees.

In consideration for the assignment of the Goldberg Distributees’ rights and of the acquisition of the assets of URL described above, we issued, on December 22, 2005, a total of 686,000 shares of our common stock, with a fair value of $15.8 million, based on the closing price of our common stock of $23.09 on that day, and paid a total of $2,604,900 in cash (representing the opening market value, $22.85 per share, of 114,000 shares of our common stock on that day) to the URL Shareholders and the Goldberg Distributees and paid $310,000 in transaction fees.

Although we no longer have any obligation to make royalty payments to URL or the Goldbergs, we continue to have an obligation to make those payments (including royalties) to the University of Chicago that would have been made by URL (see above).

PDL BioPharma, Inc. (formerly, Protein Design Labs). Under a license agreement, PDL Biopharma, Inc. (“PDL”) developed for us a humanized PRO 140 monoclonal antibody and granted to us related exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how. In general, the license agreement terminates on the later of ten years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter, the license is fully paid. The last of the presently issued patents expires in 2014; however, patent applications filed in the U.S. and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. We may terminate the license agreement on 60 days prior written notice. In addition, either party may terminate the license agreement, upon ten days written notice, for breach involving failure of the counterparty to make timely payments or for breach of other material terms of the agreement, upon 30 days prior written notice, that is not cured by the other party. As of December 31, 2006, we have paid to PDL $3.9 million under this agreement. If all milestones specified under the agreement are achieved, we will be obligated to pay PDL an additional approximately $3.0 million. We are also required to pay annual maintenance fees of $150,000 and royalties based on the sale of products we develop under the license, although our obligation to pay the annual maintenance fee has been suspended until April 30, 2007. In the event of a default by one party, the agreement may be terminated, after an opportunity to cure, by the non-defaulting party upon prior written notice.

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

As of December 31, 2006, we have paid to Sloan-Kettering $1.0 million under this agreement. In addition, we are obligated to pay royalties based on the sales of products under the license. We have a $200,000 minimum royalty payment obligation in any given calendar year, which is fully creditable against currently earned royalties payable by us to Sloan-Kettering in such year based on sales of licensed products. We have an oral understanding with Sloan-Kettering which suspends our obligation to make minimum royalty payments until a time in the future to be agreed upon by the parties.

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

As of December 31, 2006, we have paid to Columbia $865,000 under this agreement. We are obligated to pay Columbia a milestone fee of $225,000 and annual maintenance fees of $50,000, which were accrued at December 31, 2006. In addition, we are required to pay royalties based on the sale of products we develop under the license, if any.

Aquila Biopharmaceuticals. We have entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics Inc.(“Antigenics”), pursuant to which Aquila agreed to supply us with all of our requirements for the QS-21TM adjuvant used in GMK. QS-21is the lead compound in the Stimulon® family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the U.S., the licensed patent will expire in 2008.

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

We have received a written communication from Antigenics alleging that Progenics is in default of certain of its obligations under the license agreement and asserting that Antigenics has an interest in certain intellectual property of Progenics. Progenics has responded in writing denying Antigenics’ allegations. We do not believe that this dispute will have any material effect on us.

As of December 31, 2006, we have paid to Aquila $769,000 under this agreement. We have no future cash payment obligations relating to milestones under the agreement, although we are required to pay Aquila royalties on the sale of products, if any, we develop under the license.

KMT Hepatech, Inc. On October 11, 2006 (the “Effective Date”), we and KMT Hepatech, Inc. (“KMT”) entered into a Research Services Agreement (the “KMT Agreement”), under which KMT will test compounds (“Compounds”), as defined, related to our HCV research program. In consideration for KMT’s services, we made an upfront payment for certain defined services, will reimburse KMT for direct costs incurred by KMT in rendering the services and will make additional payments upon our request for additional services. As of December 31, 2006, we have paid KMT a total of $150,000 in connection with this agreement. We will also make one-time development milestone payments, aggregating to $6.0 million, upon the occurrence of defined events in respect of any Compound. In the event that we terminate development of a Compound, certain of those development milestone payments will be credited to the development milestones achieved by the next Compound. The KMT Agreement will terminate upon the second anniversary of the Effective Date unless terminated sooner. The parties may extend the term of the KMT Agreement by mutual written consent. Either party may terminate the KMT Agreement upon sixty days of written notice to the other party. In the event of default by either party, including non-performance, bankruptcy or liquidation or dissolution, the non-defaulting party may terminate the KMT Agreement upon thirty days written notice of such default which is not cured by the defaulting party.

PSMA LLC Licenses

Amgen Fremont, Inc. (formerly Abgenix). In February 2001, PSMA LLC entered into a worldwide exclusive licensing agreement with Abgenix to use Abgenix’ XenoMouse™ technology for generating fully human antibodies to PSMA LLC’s PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, non-creditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. As of December 31, 2006, PSMA LLC has paid to Abgenix $850,000 under this agreement. If PSMA LLC achieves certain milestones specified under the agreement, it will be obligated to pay Abgenix an additional $6.2 million. Furthermore, PSMA LLC is required to pay royalties based upon net sales of antibody products, if any. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. PSMA LLC has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

AlphaVax Human Vaccines. In September 2001, PSMA LLC entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating PSMA LLC’s proprietary PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, noncreditable license fee and is obligated to pay additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’ system. As of December 31, 2006, PSMA LLC has paid to AlphaVax $1.1 million under this agreement. If PSMA LLC achieves certain milestones specified under the agreement, it will be obligated to pay AlphaVax an additional $5.4 million. Furthermore, PSMA LLC is required to pay annual maintenance fees of $100,000 until the first commercial sale and royalties based upon net sales of any products developed using AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include PSMA LLC’s failure to achieve milestones; however, the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. PSMA LLC has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’ system or seven years from the first commercial sale of the products developed using AlphaVax’ system. The last of the presently issued patents expires in 2015; however, patent applications filed in the U.S. and internationally that we have also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

Seattle Genetics. In June 2005, PSMA LLC entered into a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to PSMA LLC. Under the license, PSMA LLC has the right to use the ADC Technology to link cell-killing drugs to PSMA LLC’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI also is required to provide technical information to PSMA LLC related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. PSMA LLC may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). PSMA LLC is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. PSMA LLC may sub-license the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. PSMA LLC made a technology access payment to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, PSMA LLC will make payments, aggregating $15.0 million, upon the achievement of certain defined milestones and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to PSMA LLC under the SGI Agreement, SGI will receive supply and/or labor cost payments from PSMA LLC at agreed-upon rates. PSMA LLC’s monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by PSMA LLC under the SGI Agreement during the research and development phase of the project will be expensed in the period incurred. The SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. PSMA LLC may terminate the SGI Agreement upon advance written notice to SGI. SGI may terminate the SGI Agreement if PSMA LLC breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI Agreement upon breach by the other party that is not cured within a specified time period after written notice or in the event of bankruptcy of the other party. As of December 31, 2006, PSMA LLC has paid to SGI approximately $2.4 million under this agreement.

ADARC. We have a letter agreement with The Aaron Diamond AIDS Research Center pursuant to which we have the exclusive right to pursue the commercial development, directly or with a partner, of products related to HIV based on patents jointly owned by ADARC and us.

Rights and Obligations. We have the right generally to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. We bear the cost of engaging in all of these activities with respect to our license agreements with Sloan-Kettering for GMK, Columbia for our HIV product candidates subject to the Columbia license and the University of Chicago for methylnaltrexone. Under our Collaboration Agreement, Wyeth has the right, at its expense, to defend and enforce the methylnaltrexone patents licensed to Wyeth by us. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under certain circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

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

Currently our patent portfolio relating to our proprietary technologies in the gastroenterology, HIV and cancer areas is comprised, on a worldwide basis, of 136 patents that have been issued and 183 pending patent applications, which we either own directly or of which we are the exclusive licensee. Our issued patents expire on dates ranging from 2006 through 2022. In addition, PSMA LLC owns directly or is the exclusive licensee of six patents that have been issued and 31 pending patent applications. PSMA LLC’s issued patents expire on dates ranging from 2014 to 2016. Patent term extensions and pending patent applications may extend the period of patent protection afforded our products in development.

We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating methylnaltrexone and other peripheral opioid antagonists, PSMA or related compounds, CCR5 monoclonal antibodies and HCV therapeutics and of patents held, and patent applications filed, by these groups in those areas. While the validity of issued patents, patentability of pending patent applications and applicability of any of them to our programs are uncertain, if asserted against us, any related patent rights could adversely affect our ability to commercialize our products.

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

Manufacturing

We have transferred to Wyeth our prior agreement with Mallinckrodt for the supply of both bulk and finished-form methylnaltrexone. Wyeth is currently solely responsible for the supply of those materials for the balance of the clinical trial and commercial supply requirements under the Collaboration Agreement.

We currently manufacture PRO 140, GMK and protein vaccines in our biologics pilot production facilities in Tarrytown, New York. We currently have two 150 liter bioreactors in operation to support our clinical programs. We have also acquired a 1,500 liter bioreactor, and we are considering the appropriate time and manner for installing and deploying this additional resource. We believe that our existing production facilities will be sufficient to meet our initial needs for clinical trials for these product candidates. However, these facilities may be insufficient for all of our late-stage clinical trials for these product candidates and would be insufficient for commercial-scale requirements. We may be required to further expand our manufacturing staff and facilities, obtain new facilities or contract with third parties or corporate collaborators to assist with production.

In order to establish a full-scale commercial manufacturing facility for any of our product candidates, we would need to spend substantial additional funds, hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

Sales and Marketing

We plan to market products for which we obtain regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third-party collaborators. We may also consider contracting with a third-party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. Under the terms of our Collaboration Agreement with Wyeth, Wyeth granted us an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the methylnaltrexone products developed under the Collaboration Agreement, subject to certain conditions. The extent of our co-promotion activities and the fee that we will be paid by Wyeth for these activities, will be established when we exercise our option. Wyeth will record all sales of products worldwide (including those sold by us, if any, under a Co-Promotion Agreement).

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

With respect to methylnaltrexone, there are currently no FDA approved products for reversing the debilitating side effects of opioid pain therapy or for the treatment of post-operative ileus. We are, however, aware of a product candidate that targets these therapeutic indications. This product, Entereg™ (alvimopan), is under development by Adolor Corporation, in collaboration with an affiliate of GlaxoSmithKline plc. Entereg is in advanced clinical development and Adolor has received an approvable letter from the U.S. Food and Drug Administration for Entereg regarding the treatment of post-operative ileus. We believe, however, that Entereg’s effects are limited to the lumen of the gastrointestinal tract, whereas methylnaltrexone is available systemically outside of the central nervous system. Additionally, it has been reported that a European specialty pharmaceutical company is in early clinical development of an oral formulation of methylnaltrexone for use in opioid-induced constipation.

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

With respect to the immunotherapeutic products based on PSMA that we have been developing through PSMA LLC, there are traditional forms of treatment for prostate cancer such as radiation and surgery. However, if the disease spreads, these forms of treatment can be ineffective. We are aware of several competitors who are developing alternative treatments for prostate cancer, including in vivo and ex vivo immunotherapies, some of which are directed against PSMA.

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

Product Liability

The testing, manufacturing and marketing of our products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent we elect to test, manufacture or market products independently, we will bear the risk of product liability directly. We have obtained product liability insurance coverage in the amount of $10.0 million per occurrence, subject to a deductible and a $10.0 million aggregate limitation. In addition, where the local statutory requirements exceed the limits of our existing insurance or local policies of insurance are required, we maintain additional clinical trial liability insurance to meet these requirements. This insurance is subject to deductibles and coverage limitations. We may not be able to continue to maintain insurance at a reasonable cost, or in adequate amounts.

Human Resources

At December 31, 2006, we had 191 full-time employees, 33 of whom, including Dr. Maddon, hold Ph.D. degrees and 7 of whom, including Dr. Maddon, hold M.D. degrees. At such date, 151 employees were engaged in research and development, medical and regulatory affairs and manufacturing activities and 40 were engaged in finance, legal, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Item 1A. RISK FACTORS

Our business and operations entail a variety of serious risks and uncertainties, including those described below.

Our product development programs are inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies. Our methylnaltrexone product candidate, which is designed to reverse certain side effects induced by opioids and to treat post-operative ileus and is being developed through a collaboration with Wyeth, is based on a novel method of action that has not yet been proven to be safe or effective. No drug with methylnaltrexone’s method of action has ever received marketing approval. Additionally, some of our HIV product candidates are designed to be effective by blocking viral entry, and our GMK product candidate is designed to be a therapeutic cancer vaccine. To our knowledge, no drug designed to treat HIV infection by blocking viral entry (with one exception) and no cancer therapeutic vaccine has been approved for marketing in the U.S. Our other research and development programs, including those related to PSMA, involve similarly novel approaches to human therapeutics. Consequently, there is little precedent for the successful commercialization of products based on our technologies. There are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able to develop successfully any of our products.

We have granted to Wyeth the exclusive rights to develop and commercialize methylnaltrexone, our lead product candidate, and our resulting dependence upon Wyeth exposes us to significant risks.

In December 2005, we entered into a license and co-development agreement with Wyeth. Under this agreement, we granted to Wyeth the exclusive worldwide right to develop and commercialize methylnaltrexone, our lead product candidate. As a result, we are dependent upon Wyeth to perform and fund development, including clinical testing, to make certain regulatory filings and to manufacture and market products containing methylnaltrexone. Our collaboration with Wyeth may not be scientifically, clinically or commercially successful.

Any revenues from the sale of methylnaltrexone, if approved for marketing by the FDA, will depend almost entirely upon the efforts of Wyeth. Wyeth has significant discretion in determining the efforts and resources it applies to sales of the methylnaltrexone products and may not be effective in marketing such products. In addition, Wyeth is a large, diversified pharmaceutical company with global operations and its own corporate objectives, which may not be consistent with our best interests. For example, Wyeth may change its strategic focus or pursue alternative technologies in a manner that results in reduced revenues to us. In addition, we will receive milestone and contingent payments from Wyeth only if methylnaltrexone achieves specified clinical, regulatory and commercialization milestones, and we will receive royalty payments from Wyeth only if methylnaltrexone receives regulatory approval and is commercialized by Wyeth. Many of these milestone events will depend upon the efforts of Wyeth. We may not receive any milestone, contingent or royalty payments from Wyeth.

The Collaboration Agreement extends, unless terminated earlier, on a country-by-country and product-by-product basis, until the last-to-expire royalty period, as defined, for any product. Progenics may terminate the Collaboration Agreement at any time upon 90 days of written notice to Wyeth (30 days in the case of breach of a payment obligation) upon material breach that is not cured. Wyeth may, with or without cause, following the second anniversary of the first commercial sale, as defined, of the first commercial product in the U.S., terminate the Collaboration Agreement by providing Progenics with at least 360 days prior written notice of such termination. Wyeth may also terminate the agreement (i) upon 30 days written notice following one or more serious safety or efficacy issues that arise, as defined, and (ii) at any time, upon 90 days written notice of a material breach that is not cured by Progenics. Upon termination of the Collaboration Agreement, the ownership of the license we granted to Wyeth will depend on the party that initiates the termination and the reason for the termination.

If our relationship with Wyeth were to terminate, we would have to either enter into a license and co-development agreement with another party or develop and commercialize methylnaltrexone ourselves. We may not be able to enter into such an agreement with another suitable company on acceptable terms or at all. To develop and commercialize methylnaltrexone on our own, we would have to develop a sales and marketing organization and a distribution infrastructure, neither of which we currently have. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability.

Moreover, a termination of our relationship with Wyeth could seriously compromise the development program for methylnaltrexone. For example, we could experience significant delays in the development of methylnaltrexone and would have to assume full funding and other responsibility for further development and eventual commercialization.

Any of these outcomes would result in delays in our ability to distribute methylnaltrexone and would increase our expenses, which would have a material adverse effect on our business, results of operations and financial condition.

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

We have successfully completed two pivotal phase 3 clinical trials of subcutaneous methylnaltrexone for the treatment of opioid-induced constipation in patients receiving palliative care. We now expect to submit a New Drug Application to the U.S. Food and Drug Administration in March 2007 to market subcutaneous methylnaltrexone. We and Wyeth have initiated two global pivotal phase 3 clinical trials to evaluate the safety and efficacy of intravenous methylnaltrexone for the treatment of post-operative ileus. We had completed phase 1 clinical trials of oral methylnaltrexone in healthy volunteers prior to our Collaboration Agreement with Wyeth. Wyeth is responsible for the worldwide development of oral methylnaltrexone. Wyeth has conducted certain additional phase 1 clinical trials of oral methylnaltrexone in chronic pain patients who experience opioid-induced constipation and in August 2006 initiated a phase 2 clinical trial to evaluate once-daily dosing of oral methylnaltrexone. Preliminary results from the phase 2 trial, conducted by Wyeth, showed that the initial formulation of oral methylnaltrexone was generally well tolerated but did not exhibit sufficient clinical activity to advance into phase 3 testing. Wyeth is beginning clinical testing in March 2007 of a new formulation of oral methylnaltrexone for the treatment of opioid-induced constipation.

If the results of any of these ongoing trials or of other future trials of methylnaltrexone are not satisfactory, or if we encounter problems enrolling patients, or if clinical trial supply issues or other difficulties arise, our entire methylnaltrexone development program could be adversely affected, resulting in delays in commencing or completing clinical trials or in making our regulatory filing for marketing approval. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in filing for the regulatory approvals necessary to market methylnaltrexone. If the clinical trials indicate a serious problem with the safety or efficacy of an methylnaltrexone product, then Wyeth has the right under our license and co-development agreement to terminate the agreement or to stop the development or commercialization of the affected products. Since methylnaltrexone is our most clinically advanced product, any setback of these types would have a material adverse effect on our stock price and business.

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

We have announced positive phase 1 clinical findings related to PRO 140, and we have completed enrollment and dosing in an additional phase 1b clinical trial. If the results of our phase 1b study with PRO 140 or the preclinical and clinical studies involving the PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of December 31, 2006, we had an accumulated deficit of $210.4 million. We have derived no significant revenues from product sales or royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of December 31, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $149.1 million. In December 2005, we received a $60 million upfront payment from Wyeth in connection with the signing of the license and co-development agreement relating to methylnaltrexone. During the year ended December 31, 2006, we had a net loss of $21.6 million and cash used in operating activities was $9.2 million.

Under our agreement with Wyeth, Wyeth is responsible for all future development and commercialization costs relating to methylnaltrexone starting January 1, 2006. As a result, although our spending on methylnaltrexone has increased and is expected to continue to increase significantly from the amounts expended in 2006, our net expenses for methylnaltrexone have been and will continue to be reduced.

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

Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in reports filed with the Securities and Exchange Commission and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our methylnaltrexone clinical development program in the past as a result of slower than anticipated patient enrollment. These delays may recur. Delays can be caused by, among other things:

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

Moreover, we have limited experience in conducting clinical trials, and we rely on others to conduct, supervise or monitor some or all aspects of some of our clinical trials. In addition, certain clinical trials for our products may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. Under our agreement with Wyeth relating to methylnaltrexone, Wyeth has the responsibility to conduct some of the clinical trials for that product candidate, including all trials outside of the United States. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

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

The commercial success of our products will depend upon their acceptance by the medical community and third party payers as clinically useful, cost effective and safe. If health care providers believe that patients can be managed adequately with alternative, currently available therapies, they may not prescribe our products, especially if the alternative therapies are viewed as more effective, as having a better safety or tolerability profile, as being more convenient to the patient or health care providers or as being less expensive. For pharmaceuticals administered in an institutional setting, the ability of the institution to be adequately reimbursed could also play a significant role in demand for our products. Even if our products obtain marketing approval, they may not achieve market acceptance. If any of our products do not achieve market acceptance, we will likely lose our entire investment in that product.

Marketplace acceptance will depend in part on competition in our industry, which is intense.

The extent to which any of our products achieves market acceptance will depend on competitive factors. Competition in our industry is intense, and it is accentuated by the rapid pace of technological development. There are products currently in the market that will compete with the products that we are developing, including AIDS drugs and chemotherapy drugs for treating cancer. As described below, Adolor Corporation is developing a drug that would compete with methylnaltrexone. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our operating results and financial position would suffer.

One or more competitors developing an opioid antagonist may reach the market ahead of us and adversely affect the market potential for methylnaltrexone.

We are aware that Adolor Corporation, in collaboration with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing an opioid antagonist, Entereg™ (alvimopan), for post-operative ileus, which has completed phase 3 clinical trials, and for opioid-induced bowel dysfunction, which is in phase 3 clinical trials. Post-operative ileus is a condition similar to post-operative bowel dysfunction, a condition for which we are developing methylnaltrexone. Entereg is further along in the clinical development process than methylnaltrexone, and Adolor Corporation has received an approvable letter from the U.S. Food and Drug Administration for Entereg regarding the treatment of post-operative ileus. Additionally, it has been reported that a European specialty pharmaceutical company is in clinical development of an oral formulation of methylnaltrexone for use in opioid-induced constipation. If either of these products reaches the market before methylnaltrexone, it could achieve a significant competitive advantage relative to our product. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

Under the terms of our collaboration with Wyeth with respect to methylnaltrexone, Wyeth will develop the oral form of methylnaltrexone worldwide. We will lead the U.S. development of the subcutaneous and intravenous forms of methylnaltrexone, while Wyeth will lead development of these parenteral products outside the U.S. Decisions regarding the timelines for development of the three methylnaltrexone products will be made by a Joint Development Committee, and endorsed by the Joint Steering Committee, each committee formed under the terms of the license and co-development agreement, consisting of members from both Wyeth and Progenics.

If we are unable to negotiate collaborative agreements, our cash burn rate could increase and our rate of product development could decrease.

Our business strategy includes as an element entering into collaborations with pharmaceutical and biotechnology companies to develop and commercialize our products and technologies. We entered into such a collaboration with Wyeth. However, we may not be successful in negotiating additional collaborative arrangements. If we do not enter into new collaborative arrangements, we would have to devote more of our resources to clinical product development and product-launch activities, and our cash burn rate would increase or we would need to take steps to reduce our rate of product development.

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

Most of our product candidates, including methylnaltrexone, PRO 140, GMK, and our PSMA and HCV program products, incorporate to some degree intellectual property licensed from third parties. We can lose the right to patents and other intellectual property licensed to us if the related license agreement is terminated due to a breach by us or otherwise. Our ability, and that of our collaboration partners, to commercialize products incorporating licensed intellectual property would be impaired if the related license agreements were terminated.

Generally, we have the right to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. In addition, our license agreement with the University of Chicago regarding methylnaltrexone gives us the right to prosecute and maintain the licensed patents. We bear the cost of engaging in some or all of these activities with respect to our license agreements with Sloan-Kettering for GMK and the University of Chicago for methylnaltrexone. Under our Collaboration Agreement, Wyeth has the right, at its expense, to defend and enforce the methylnaltrexone patents licensed to Wyeth by us. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under specified circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

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

We rely in part on third parties to perform a variety of functions. We are party to numerous agreements which place substantial responsibility on clinical research organizations, consultants and other service providers for the development of our products. We also rely on medical and academic institutions to perform aspects of our clinical trials of product candidates. In addition, an element of our research and development strategy is to in-license technology and product candidates from academic and government institutions in order to minimize investments in early research. Furthermore, we recently entered into an agreement under which we will depend on Wyeth for the commercialization and development of methylnaltrexone, our lead product candidate. We may not be able to maintain any of these relationships or establish new ones on beneficial terms. Furthermore, we may not be able to enter new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully.

We lack sales and marketing infrastructure and related staff, which will require significant investment to establish and in the meantime may make us dependent on third parties for their expertise in this area.

We have no established sales, marketing or distribution infrastructure. If we receive marketing approval, significant investment, time and managerial resources will be required to build the commercial infrastructure required to market, sell and support a pharmaceutical product. Should we choose to commercialize any product directly, we may not be successful in developing an effective commercial infrastructure or in achieving sufficient market acceptance. Alternatively, we may choose to market and sell our products through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. Under our license and co-development agreement with Wyeth, Wyeth is responsible for commercializing methylnaltrexone. To the extent that we enter into distribution, co-marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of our other products, any revenues we receive will depend primarily on the efforts of third parties. We will not control the amount and timing of marketing resources these third parties devote to our products.

If we lose key management and scientific personnel on whom we depend, our business could suffer.

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Paul J. Maddon, our Chief Executive Officer and Chief Science Officer, could cause our management and operations to suffer. We have an employment agreement with Dr. Maddon, the initial term of which ran through June 30, 2005, which was automatically renewed for an additional period of two years. See Executive Compensation - Employment Agreements in our Proxy Statement for the year ended December 31, 2005. We are currently in discussions with Dr. Maddon regarding the future renewal of his employment agreement. Employment agreements do not, however, assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

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

We currently obtain supplies of critical raw materials used in production of methylnaltrexone, GMK and other of our product candidates from single sources. In particular, we rely on single-source third-party manufacturers for the supply of both bulk and finished form methylnaltrexone. We have a supply agreement with Mallinckrodt Inc., our current supplier of bulk-form methylnaltrexone, which has an initial term that expires on January 1, 2008. In accordance with our collaboration agreement with Wyeth, we have transferred to Wyeth the responsibility for manufacturing methylnaltrexone for clinical and commercial use, including our supply agreements with third parties. We do not have long-term contracts with any of our other suppliers. In addition, commercialization of GMK requires an adjuvant, QS-21TM, available only from Antigenics Inc. Our existing arrangements may not result in the supply of sufficient quantities of our product candidates needed to accomplish our clinical development programs, and we may not have the right or capability to manufacture sufficient quantities of these products to meet our needs if our suppliers are unable or unwilling to do so. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

A substantial portion of our funding comes from federal government grants and research contracts. We cannot rely on these grants or contracts as a continuing source of funds.

A substantial portion of our revenues to date has been derived from federal government grants and research contracts. During 2005, we were awarded a $3.0 million and a $10.1 million grant from the NIH to partially fund our hepatitis C virus and PRO 140 programs, respectively. Also, in 2004 we were awarded, in the aggregate, approximately $9.2 million in NIH grants and research contracts in addition to previous years’ awards. We cannot rely on grants or additional contracts as a continuing source of funds. Moreover, funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. For example, the $28.6 million contract awarded to us by the NIH in September 2003 must be used by us in furtherance of our efforts to develop an HIV vaccine. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. Moreover, it is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing grants or contracts may be less than those received to date.

If health care reform measures are enacted, our operating results and our ability to commercialize products could be adversely affected.

In recent years, there have been numerous proposals to change the health care system in the U.S. and in foreign jurisdictions. Some of these proposals have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of pharmaceuticals to government control. In some foreign countries, particularly countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In addition, as a result of the trend towards managed health care in the U.S., as well as legislative proposals to reduce government insurance programs, third-party payers are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly approved health care products.

If we or any of our collaborators succeed in bringing one or more of our products to market, third-party payers may establish and maintain price levels insufficient for us to realize an appropriate return on our investment in product development. Significant changes in the health care system in the U.S. or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our operating results and our ability to raise capital and commercialize products.

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

Product liability insurance for the biopharmaceutical industry is generally expensive, when available at all. We have obtained product liability insurance in the amount of $10.0 million per occurrence, subject to a deductible and a $10.0 million annual aggregate limitation. In addition, where local statutory requirements exceed the limits of our existing insurance or where local policies of insurance are required, we maintain additional clinical trial liability insurance to meet these requirements. Our present insurance coverage may not be adequate to cover claims brought against us. In addition, some of our license and other agreements require us to obtain product liability insurance. Adequate insurance coverage may not be available to us at a reasonable cost in the future.

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

Our stock price has a history of significant volatility. Between January 1, 2002 and December 31, 2006, our stock price has ranged from $3.82 to $30.83 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

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

At December 31, 2006, Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 18% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

There were no unresolved Staff comments as of December 31, 2006.

Item 2. Properties

As of December 31, 2006, we occupy in total approximately 101,100 square feet of laboratory, manufacturing and office space on a single campus in Tarrytown, New York. We occupy approximately 62,600 square feet of this space pursuant to a sublease which terminates in December 2009. The base monthly rent for this space is $98,000 through December 31, 2009. We occupy approximately 32,600 square feet pursuant to a lease expiring on December 31, 2009, with an option to renew for two additional five-year terms. The base monthly rent for this space is $57,000 through August 31, 2007 and $66,000 for the period from September 1, 2007 to December 31, 2009. We also occupy approximately 5,900 square feet pursuant to an additional sublease, which expires on June 29, 2012 and which automatically converts to a direct lease at that time, expiring on December 31, 2014. The additional sublease provides for a four month rent-free period beginning April 1, 2006. Subsequently, the base monthly rent for this space is $13,000 through June 30, 2010, $15,000 through June 30, 2011 and $16,000 through June 29, 2012. The base rent for the automatically converted lease is $16,000 through December 31, 2014. In addition to rents due under these agreements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

PART II

Item 5. Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock is quoted on The NASDAQ Stock Market LLC under the symbol “PGNX.” The following table sets forth, for the periods indicated, the high and low sales price per share of the common stock, as reported on The NASDAQ Stock Market LLC. Such prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	High	Low

Year ended December 31, 2005
First quarter	$24.40	$14.09
Second quarter	21.35	15.76
Third quarter	25.07	20.60
Fourth quarter	27.00	20.73
Year ended December 31, 2006
First quarter	30.83	24.92
Second quarter	26.72	19.95
Third quarter	26.07	19.80
Fourth quarter	29.55	22.51

On March 14, 2007, the last sale price for our common stock, as reported by The NASDAQ Stock Market LLC, was $22.61. There were approximately 269 holders of record of our common stock as of March 14, 2007.

Comparative Stock Performance Graph

The graph below compares the cumulative stockholder return on our common stock with the cumulative stockholder return of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Pharmaceutical Index, assuming the investment in each equaled $100 on December 31, 2001.

Dividends

We have not paid any dividends since our inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Item 6. Selected Financial Data

The selected financial data presented below as of December 31, 2005 and 2006 and for each of the three years in the period ended December 31, 2006 are derived from the Company’s audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 2002, 2003 and 2004 and for each of the two years in the period ended December 31, 2003 are derived from the Company’s audited financial statements not included herein. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes included elsewhere herein.

	Years Ended December 31,
	2002	2003	2004	2005	2006
		(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Contract research and development from collaborator	$194				$58,415
Contract research and development, joint venture	5,298	$2,486	$2,008	$988
Research grants and contracts	4,544	4,826	7,483	8,432	11,418
Product sales	49	149	85	66	73
Total revenues	10,085	7,461	9,576	9,486	69,906
Expenses:
Research and development	22,797	26,374	35,673	43,419	61,711
In-process research and development					13,209
License fees - research and development	964	867	390	20,418	390
General and administrative	6,484	8,029	12,580	13,565	22,259
Loss in Joint Venture	2,886	2,525	2,134	1,863	121
Depreciation and amortization	1,049	1,273	1,566	1,748	1,535
Total expenses	34,180	39,068	52,343	81,013	99,225
Operating loss	(24,095)	(31,607)	(42,767)	(71,527)	(29,319)
Other income (expense):
Interest income	1,708	625	780	2,299	7,701
Interest expense	(2)	(4)
Loss on sale of marketable securities			(31)
Payment from insurance settlement	1,600
Total other income	3,306	621	749	2,299	7,701
Net loss before income taxes	(20,789)	(30,986)	(42,018)	(69,228)	(21,618)
Income taxes				(201)
Net loss	$(20,789)	$(30,986)	$(42,018)	$(69,429)	$(21,618)
Per share amounts on net loss:
Basic and diluted	$(1.66)	$(2.32)	$(2.48)	$(3.33)	$(0.84)

	December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$42,374	$65,663	$31,207	$173,090	$149,100
Working capital	36,209	56,228	25,667	137,101	91,827
Total assets	48,118	72,886	39,545	184,003	165,911
Deferred revenue, long-term					16,101
Deferred lease liability	71	50	42	49	123
Total stockholders’ equity	45,147	67,683	31,838	112,732	110,846

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

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

Our most advanced product candidate and likeliest source of product revenue is methynaltrexone. In December 2005, we entered into a License and Co-development Agreement (the “Collaboration Agreement”) with Wyeth Pharmaceuticals (“Wyeth”) to develop and commercialize methylnaltrexone. See “Collaboration with Wyeth Pharmaceuticals”, below.

Our work with methylnaltrexone has proceeded farthest as a treatment for opioid-induced constipation. Constipation is a serious medical problem for patients who are being treated with opioid medications. Methylnaltrexone is designed to reverse the side effects of opioid medications while maintaining pain relief, an important need not currently met by any approved drugs. We have successfully completed two pivotal phase 3 clinical trials of the subcutaneous form of methylnaltrexone in patients receiving palliative care, including cancer, Acquired Immunodeficiency Syndrome (“AIDS”) and heart disease. We achieved positive results from our two pivotal phase 3 clinical trials (studies 301 and 302). All primary and secondary efficacy endpoints of both of the phase 3 studies were met and were statistically significant. The drug was generally well tolerated in both phase 3 trials. We now expect to submit a New Drug Application to the U.S. Food and Drug Administration (“FDA”) in March 2007 for subcutaneous methylnaltrexone.

We are also developing an intravenous form of methylnaltrexone in collaboration with Wyeth for the management of post-operative ileus, a serious condition of the gastrointestinal tract. We and Wyeth have initiated two global pivotal phase 3 clinical trials to evaluate the safety and efficacy of intravenous methylnaltrexone for the treatment of post-operative ileus.

Under the Collaboration Agreement, Wyeth is also developing oral methylnaltrexone for the treatment of opioid-induced constipation in patients with chronic pain. Prior to the Collaboration Agreement, we had completed phase 1 clinical trials of oral methylnaltrexone in healthy volunteers, which indicated that methylnaltrexone was well tolerated. Wyeth has also conducted certain additional phase 1 clinical trials of oral methylnaltrexone and in August 2006 initiated a phase 2 clinical trial to evaluate once-daily dosing of oral methylnaltrexone.  Preliminary results from the phase 2 trial, conducted by Wyeth, showed that the initial formulation of oral methylnaltrexone was generally well tolerated but did not exhibit sufficient clinical activity to advance into phase 3 testing. Wyeth is beginning clinical testing in March 2007 of a new formulation of oral methylnaltrexone for the treatment of opioid-induced constipation.

In the area of virology, we are developing viral entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. Human Immunodeficiency Virus (“HIV”) is the virus that causes AIDS. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. In mid-2005, we announced positive phase 1 clinical findings related to PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5, in healthy volunteers. A phase 1b trial of PRO 140 in HIV-infected patients began in December 2005 and completed enrollment and dosing in December 2006. We are also conducting research into a therapeutic for hepatitis C virus infection that blocks viral entry into cells.

In addition, we are developing immunotherapies for prostate cancer, including monoclonal antibodies directed against prostate-specific membrane antigen (“PSMA”), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. Prior to April 20, 2006, our PSMA programs were conducted with Cytogen Corporation (“Cytogen”) (collectively, the “Members”) through PSMA Development Company LLC, our former joint venture with Cytogen (”PSMA LLC”), which became our wholly owned subsidiary on that date. See “PSMA Development Company LLC”, below. We are also studying a cancer vaccine, GMK, in phase 3 clinical trials for the treatment of malignant melanoma and we are engaged in a research program to discover treatments for hepatitis C that block viral entry into cells.

Our sources of revenues through December 31, 2006 have been payments under our current and former collaboration agreements, from PSMA LLC, from research grants and contracts related to our cancer and HIV programs and from interest income. Beginning in January 2006, we are recognizing revenues from Wyeth for reimbursement of our development expenses for methylnaltrexone as incurred, for the $60 million upfront payment we received from Wyeth over the period of our development obligations and for any milestones or contingent events that are achieved during our collaboration with Wyeth. In addition, we did not recognize revenue from PSMA LLC during 2006 prior to our acquisition of Cytogen’s membership interest in PSMA LLC since the Members did not approve a work plan and budget for 2006 and since then, PSMA LLC has become our wholly owned subsidiary. To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels.

A majority of our expenditures to date have been for research and development activities. We expect that our research and development expenses will increase significantly as our programs progress and we make filings with regulators for approval to market our product candidates. Our development and commercialization expenses for methylnaltrexone are being funded by Wyeth, which allows us to devote our current and future resources to our other research and development programs.

We have had recurring losses and had, at December 31, 2006, an accumulated deficit of $210.4 million. During the year ended December 31, 2005, we received net proceeds of $121.6 million from three public offerings totaling 6,307,467 shares of our common stock. We also received an upfront payment of $60.0 million from Wyeth in connection with signing the license and co-development agreement. At December 31, 2006, we had cash, cash equivalents and marketable securities totaling $149.1 million. We expect that cash, cash equivalents and marketable securities on hand at December 31, 2006 will be sufficient to fund operations at current levels beyond one year. During the year ended December 31, 2006, we had a net loss of $21.6 million and cash used in operating activities was $9.2 million. Other than potential revenues from methylnaltrexone, we do not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and we expect our expenses to increase. Consequently, we may require significant additional external funding to continue our operations at their current levels in the future. Such funding may be derived from additional collaboration or licensing agreements with pharmaceutical or other companies or from the sale of our common stock or other securities to investors. However, such additional funding may not be available to us on acceptable terms or at all.

Collaboration with Wyeth Pharmaceuticals

We and Wyeth entered into the Collaboration Agreement on December 23, 2005 for the development and commercialization of methylnaltrexone. Under the Collaboration Agreement Wyeth paid to us a $60 million non-refundable upfront payment, for which we deferred the recognition of revenue at December 31, 2005 since work under the Collaboration Agreement did not commence until January 2006. Wyeth is obligated to make up to $356.5 million in additional payments to us upon the achievement of milestones and contingent events in the development and commercialization of methylnaltrexone. All costs for the development of methylnaltrexone incurred by Wyeth or us starting January 1, 2006 are being paid by Wyeth. We are being reimbursed for our out-of-pocket development costs by Wyeth and will receive reimbursement for our efforts based on the number of our full time equivalent employees (“FTE”s) devoted to the development project. Wyeth is obligated to pay to us royalties on the sale by Wyeth of methylnaltrexone throughout the world during the applicable royalty periods.

In January 2006, we began recognizing revenue from Wyeth for reimbursement of our development expenses for methylnaltrexone as incurred during each quarter under the development plan agreed to by us and Wyeth. We also began recognizing revenue for a portion of the $60 million upfront payment we received from Wyeth, based on the proportion of the expected total effort for us to complete our development obligations that was actually performed during that quarter. During the year ended December 31, 2006, we recognized $18.8 million of revenue from the $60 million upfront payment received in December 2005 and $34.6 million as reimbursement for our out-of-pocket development costs, including our labor costs. In October 2006, we earned a $5.0 million milestone payment in connection with the start of the first of two global pivotal phase 3 clinical trials to evaluate the safety and efficacy of intravenous methylnaltrexone for the treatment of post-operative ileus, which was recognized as revenue under the Substantive Milestone method (see Critical Accounting Policies - Revenue Recognition, below).

The Collaboration Agreement establishes a Joint Steering Committee (“JSC”) and a Joint Development Committee (“JDC”), each with an equal number of representatives of both Wyeth and us. The Joint Steering Committee is responsible for coordinating the key activities of Wyeth and us under the Collaboration Agreement. The Joint Development Committee is responsible for overseeing, coordinating and expediting the development of methylnaltrexone by Wyeth and us. In addition, a Joint Commercialization Committee (“JCC”) was established, composed of representatives of both Wyeth and us in number and function according to each of our responsibilities. The JCC is responsible for facilitating open communication between Wyeth and us on matters relating to the commercialization of products.

The Collaboration Agreement involves the development and commercialization of three products: (i) a subcutaneous form of methylnaltrexone, to be used in patients with opioid-induced constipation; (ii) an intravenous form of methylnaltrexone, to be used in patients with post-operative ileus and (iii) an oral form of methylnaltrexone, to be used in patients with opioid-induced constipation.

Under the Collaboration Agreement, we granted to Wyeth an exclusive, worldwide license, even as to us, to develop and commercialize methylnaltrexone. We are responsible for developing the subcutaneous and intravenous forms of methylnaltrexone in the United States, until the drug formulations receive regulatory approval. Wyeth is responsible for the development of the subcutaneous and intravenous forms of methylnaltrexone outside of the United States. Wyeth is responsible for the development of the oral form of methylnaltrexone, both within the United States and in the rest of the world. In the event the JSC approves any formulation of methylnaltrexone other than subcutaneous, intravenous or oral or any other indication for the products currently contemplated using the subcutaneous, intravenous or oral forms of methylnaltrexone, Wyeth will be responsible for development of such products, including conducting clinical trials and obtaining and maintaining regulatory approval and we will receive royalties on all sales of such products. We will remain the owner of all U.S. regulatory filings and approvals relating to the subcutaneous and intravenous forms of methylnaltrexone. Wyeth will be the owner of all U.S. regulatory filings and approvals related to the oral form of methylnaltrexone. Wyeth will be the owner of all regulatory filings and approvals outside the United States relating to all forms of methylnaltrexone.

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

We have transferred to Wyeth all existing supply agreements with third parties for methylnaltrexone and will sublicense any intellectual property rights to permit Wyeth to manufacture methylnaltrexone, during the development and commercialization phases of the Collaboration Agreement, in both bulk and finished form for all products worldwide.

We have an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the products developed under the Collaboration Agreement, subject to certain conditions. The extent of our co-promotion activities and the fees that we will be paid by Wyeth for our activities, will be established when we exercise our option. Wyeth will record all sales of products worldwide (including those sold by us, if any, under a Co-Promotion Agreement). Wyeth may terminate any Co-Promotion Agreement if a top 15 pharmaceutical company acquires control of us. Wyeth has agreed to certain limitations regarding its ability to purchase our equity securities and to solicit proxies.

The Collaboration Agreement extends, unless terminated earlier, on a country-by-country and product-by-product basis, until the last-to-expire royalty period, as defined, for any product. Progenics may terminate the Collaboration Agreement at any time upon 90 days of written notice to Wyeth (30 days in the case of breach of a payment obligation) upon material breach that is not cured. Wyeth may, with or without cause, following the second anniversary of the first commercial sale, as defined, of the first commercial product in the U.S., terminate the Collaboration Agreement by providing Progenics with at least 360 days prior written notice of such termination. Wyeth may also terminate the agreement (i) upon 30 days written notice following one or more serious safety or efficacy issues that arise, as defined, and (ii) at any time, upon 90 days written notice of a material breach that is not cured by Progenics. Upon termination of the Collaboration Agreement, the ownership of the license we granted to Wyeth will depend on the party that initiates the termination and the reason for the termination.

Purchase of Rights from Methylnaltrexone Licensors

On December 22, 2005, we and our wholly owned subsidiary, Progenics Pharmaceuticals Nevada, Inc., (collectively, “we”) acquired certain rights for our lead investigational drug, methylnaltrexone, from several of our licensors.

In 2001, we entered into an exclusive sublicense agreement with UR Labs, Inc. (“URL”) to develop and commercialize methylnaltrexone (the “Methylnaltrexone Sublicense”) in exchange for rights to future payments resulting from the Methylnaltrexone Sublicense. In 1989, URL obtained an exclusive license to methylnaltrexone, as amended, from the University of Chicago (“UC”) under an Option and License Agreement dated May 8, 1985, as amended (the “URL-Chicago License”). In 2001, URL also entered into an agreement with certain heirs of Dr. Leon Goldberg (the “Goldberg Distributees”), which provided them with the right to receive payments based upon revenues received by URL from the development of the Methylnaltrexone Sublicense (the “URL-Goldberg Agreement”).

On December 22, 2005, we entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) by and among Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc., UR Labs, Inc. and the shareholders of UR Labs, Inc. (the “URL Shareholders”), under which we acquired substantially all of the assets of URL, comprised of its rights under the URL-Chicago License, the Methylnaltrexone Sublicense and the URL-Goldberg Agreement, thus assuming URL’s rights and responsibilities under those agreements and extinguishing our obligation to make royalty and other payments to URL.

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

        In consideration for the assignment of the Goldberg Distributees’ rights and of the acquisition of the assets of URL described above, we issued, on December 22, 2005, a total of 686,000 shares of our common stock, with a fair value of $15.8 million, based on a closing price of our common stock of $23.09, and paid a total of $2.6 million in cash (representing the opening market value, $22.85 per share, of 114,000 shares of Progenics’ common stock on the date of the acquisition) to the URL Shareholders and the Goldberg Distributees and paid $310,000 in transaction fees, the total amount of which was expensed in the period of the transaction.

PSMA Development Company LLC.

In June 1999, the Members formed a joint venture in the form of a limited liability company, with equal membership interests, for the purposes of conducting research, development, manufacturing and marketing of products related to PSMA. Prior to our acquisition of Cytogen’s membership interest (see below), each Member had equal ownership and equal representation on PSMA LLC’s management committee and equal voting rights and rights to profits and losses of PSMA LLC. In connection with the formation of PSMA LLC, the Members entered into a series of agreements, including an LLC Agreement and a Licensing Agreement, which generally defined the rights and obligations of each Member, including the obligations of the Members with respect to capital contributions and funding of research and development of PSMA LLC for each coming year. With certain limited exceptions, all patents and know-how owned by us or Cytogen and used or useful in the development of PSMA-based antibody or vaccine immunotherapeutics were licensed to the joint venture. The principal intellectual property licensed initially were several patents and patent applications owned by Sloan-Kettering that relate to PSMA. We and Cytogen were also required to offer to license to PSMA LLC patents, patent applications and technical information used or useful in PSMA LLC’s field to which we or Cytogen acquire licensable rights.

On April 20, 2006, we acquired Cytogen’s 50% membership interest in PSMA LLC, including Cytogen’s economic interests in capital, profits, losses and distributions of PSMA LLC and its voting rights, in exchange for a cash payment of $13.2 million (the “Acquisition”). We also paid $0.3 million of transaction costs with regard to the Acquisition. Costs associated with the Acquisition were expensed in the period of the transaction. In connection with the Acquisition, the License Agreement entered into by the Members upon the formation of PSMA LLC, under which Cytogen had granted a license to PSMA LLC for certain PSMA-related intellectual property, was amended. Prior to the Acquisition, each of the Members owned 50% of the rights to that intellectual property through their interests in PSMA LLC. Under the amended License Agreement, Cytogen granted an exclusive, even as to Cytogen, worldwide license to PSMA LLC to use certain PSMA-related intellectual property in a defined field (the “Amended License Agreement”). In addition, under the terms of the Amended License Agreement, PSMA LLC will pay to Cytogen upon the achievement of certain defined regulatory and sales milestones, if ever, amounts totaling $52 million, and will pay royalties on net sales, as defined. We will continue to conduct the PSMA-related programs on our own. Our purchase of Cytogen’s membership interest in PSMA LLC is expected to improve the efficiency of decision-making regarding PSMA projects.

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

Results of Operations    (amounts in thousands)

Revenues:

Our sources of revenue during the years ended December 31, 2006, 2005 and 2004 included our collaboration with Wyeth, which began in December 2005, our research grants and contracts and, to a small extent, our sale of research reagents. During 2005 and 2004, we did not recognize revenue from Wyeth but did recognize revenue from our PSMA LLC joint venture.

Sources of Revenue	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent Change
Contract research from collaborator	$ 58,415			N/A
Contract research from PSMA LLC		$ 988	$ 2,008	(100%)	(51%)
Research grants and contract	11,418	8,432	7,483	35%	13%
Product sales	73	66	85	11%	(22%)
	$ 69,906	$ 9,486	$ 9,576	637%	(1%)

2006 vs. 2005

Contract research from collaborator

During the year ended December 31, 2006, we recognized $58,415 of revenue from Wyeth, including $18,831 of the $60,000 upfront payment we received upon entering into our collaboration in December 2005, $34,584 as reimbursement of our development expenses and $5,000 for a nonrefundable milestone upon initiation of a phase 3 clinical trial of intravenous methylnaltrexone for the treatment of post-operative ileus. We recognize a portion of the upfront payment in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations in that period relative to total effort budgeted for all of our performance obligations under the arrangement. Reimbursement of development costs is recognized as revenue as the costs are incurred under the development plan agreed to by us and Wyeth. The milestone was recognized according to the Substantive Milestone Method, see Critical Accounting Policies -Revenue Recognition, below.

Contract research from PSMA LLC

We recognized $988 of revenue for research and development services performed for PSMA LLC during the year ended December 31, 2005. On April 20, 2006, PSMA LLC became our wholly owned subsidiary and, accordingly, since that date we no longer recognize revenue related to research and development services performed by us for PSMA LLC. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, we were not reimbursed for our research and development services to PSMA LLC and did not recognize any revenue from PSMA LLC.

Research grants and contract

Revenues from research grants and contract increased to $11,418 for the year ended December 31, 2006 from $8,432 for the year ended December 31, 2005; $8,052 and $5,480 from grants and $3,366 and $2,952 from the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”) for the years ended December 31, 2006 and 2005, respectively. The increase resulted from a greater amount of work performed under the grants in the 2006 period, some of which allowed greater spending limits, including $13.1 million in new grants we were awarded during 2005, $10.1 million of which was to partially fund our PRO 140 program over a three and a half year period. In addition, there was increased activity under the NIH Contract. The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, including the annual approved budgets, The payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of December 31, 2006) is subject to achievement of specified milestones.

Product sales

Revenues from product sales increased to $73 for the year ended December 31, 2006 from $66 for the year ended December 31, 2005. We received more orders for research reagents during 2006.

2005 vs. 2004

Contract research from PSMA LLC

We recognized $988 and $2,008 of revenue for research and development services performed for PSMA LLC during the years ended December 31, 2005 and 2004, respectively. The decrease was due to the slower pace of research and development activities on the PSMA projects in 2005 and an increase in grant revenue recognized by the Company from awards related to research and development services performed for PSMA LLC, which effectively decreases contract research and development from PSMA LLC. Proceeds received from grants related to PSMA LLC and for which we have also been compensated by PSMA LLC for services provided were $762 in the 2004 period and $1,311 in the 2005 period. We have reflected in the accompanying consolidated financial statements adjustments to decrease both joint venture losses and contract revenue from PSMA LLC in respect of such amounts.

Research grants and contract

Revenues from research grants and contract increased to $8,432 for the year ended December 31, 2005 from $7,483 for the year ended December 31, 2004; $5,480 and $4,871 from grants and $2,952 and $2,612 from the NIH Contract for the years ended December 31, 2005 and 2004, respectively. The increase resulted from a greater amount of work performed under the grants in the 2005 period, some of which allowed greater spending limits, including $13.1 million in new grants we were awarded during 2005, $10.1 million of which was to partially funding PRO 140 program over a three and a half year period. In addition, there was increased activity under the NIH Contract. The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of December 31, 2005) is subject to achievement of specified milestones.

Product sales

Revenues from product sales decreased to $66 for the year ended December 31, 2005 from $85 for the year ended December 31, 2004. We received fewer orders for research reagents during 2005.

Expenses:

Research and Development Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, and product manufacturing costs. Research and development expenses, including in-process research and development and license fees, increased to $75,310 for the year ended December 31, 2006 from $63,837 for the year ended December 31, 2005, and from $36,063 in the year ended December 31, 2004, as follows:

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Salaries and benefits	$17,013	$13,412	$11,983	27%	12%

2006 vs. 2005 Company-wide compensation increases and an increase in average headcount to 134 from 117 for the years ended December 31, 2006 and 2005, respectively, in the research and development, manufacturing and clinical departments, including the hiring of our Vice President, Quality in July 2005.

2005 vs. 2004 Company-wide compensation increases and an increase in average headcount to 117 from 111 for the years ended December 31, 2005 and 2004, respectively, in the research and development, manufacturing and clinical departments, including the hiring of our Vice President, Quality in July 2005.

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Share-based compensation (non-cash)	$5,814	$1,237	$595	370%	108%

2006 vs. 2005 Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payment arrangements (see Critical Accounting Policies − Share-Based Payment Arrangements below). The amount of non-cash compensation expense is expected to increase in future years in conjunction with increased headcount.

2005 vs. 2004 Increase due to a higher fair value of stock options granted to non-employee consultants in 2005 than in 2004, resulting from higher stock prices in 2005 and increased non-cash compensation expense related to vesting of restricted stock in 2005. Compensation expense for 2005 included restricted stock awards that had been granted in both 2004 and 2005 and which vested in 2005.

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Clinical trial costs	$9,485	$10,493	$8,675	(10%)	21%

2006 vs. 2005 Decrease primarily related to Methylnaltrexone ($1,429) due to completion of the methylnaltrexone phase 3 trials (301 and 302 and the extension studies) in the second half of 2005 and first quarter of 2006 and Cancer ($335), due to achievement of full enrollment in our GMK phase 3 trial during the fourth quarter of 2005, which resulted in more patients having completed the full course of treatment during 2005 than remained to be treated in 2006. The decreases were partially offset by an increase in HIV-related costs ($756), resulting from an increase in the PRO 140 trial activity and a decline in PRO 542 activity in the 2006 period. During 2007, clinical trial costs are expected to increase as we conduct clinical trials of intravenous methylnaltrexone and PRO 140.

2005 vs. 2004 Increase primarily related to Methylnaltrexone ($905) due to a higher level of activity in the 301 and 302 trials and their extension studies in the 2005 period than in the 301 trial in the 2004 period. Also, increases in GMK ($765), due to increased enrollment in the 2005 period, and HIV ($148), resulting from an increase in the PRO 140 phase 1 and phase 1b trial activity in the 2005 period.

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Laboratory supplies	$6,337	$5,292	$3,762	20%	41%

2006 vs. 2005 Increase in HIV-related costs ($175), due to preparation of materials for the phase 1b PRO 140 clinical trial, and an increase in basic research in 2006 for Cancer ($609) and Other projects ($561) partially offset by a decrease in Methylnaltrexone ($300) due to the purchase of more methylnaltrexone drug in the 2005 period than in the 2006 period. These trends are expected to continue in 2007.

2005 vs. 2004 Increases in Methylnaltrexone ($916) due to increased costs of manufacturing methylnaltrexone for clinical trials, HIV ($446) due to preparation of materials for the phases 1 and 1b PRO 140 clinical trials and an increase in basic research in 2005 and GMK ($218) related to manufacturing materials for the ongoing phase 3 clinical trial, partially offset by a decrease in Other projects ($50), as research and development activity focused on clinical trials in the areas of methylnaltrexone and HIV rather than on other areas of basic research.

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Contract manufacturing and subcontractors	$12,448	$5,836	$5,371	113%	9%

2006 vs. 2005 Increase in Methylnaltrexone ($1,939) related to clinical trials under our collaboration with Wyeth, HIV ($1,672), Cancer ($2,637) and Other projects ($364). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required. We expect these costs to increase in 2007 as we expand our clinical trial costs for methylnaltrexone, PRO 140 and other projects.

2005 vs. 2004 Increase in Methylnaltrexone ($161) and HIV ($609), partially offset by decreases in GMK ($14) and Other projects ($291). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required.

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Consultants	$5,286	$2,969	$1,261	78%	135%

2006 vs. 2005 Increases in Methylnaltrexone ($2,351), Cancer ($47) and Other projects ($20), partially offset by a decrease in HIV ($101). These expenses are related to the monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required. In 2007, consultant expenses are expected to increase for all of our research and development programs.

2005 vs. 2004 Increases in Methylnaltrexone ($1,600) and HIV ($173) and Other projects ($31), partially offset by a decrease in GMK ($96). These expenses are related to monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
License fees	$390	$20,418	$390	(98%)	5,135%

2006 vs. 2005 Decrease primarily related to payments in 2005 but not 2006 to UR Labs and the Goldberg Distributees (see Overview — Purchase of Rights from Methylnaltrexone Licensors), licensors of methylnaltrexone ($19,205) and related to our HIV program ($1,098), partially offset by increases in Cancer ($225) related to PSMA license agreements and MNTX ($50), related to payments to the University of Chicago. The amount of license fees for 2007 are expected to be similar to those for 2006.

2005 vs. 2004 Increase primarily related to payments in 2005 to UR Labs and the Goldberg Distributees, licensors of methylnaltrexone ($19,205) and related to our HIV program ($823).

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Operating expenses	$18,537	$4,180	$4,026	343%	4%

2006 vs. 2005 Increase primarily due to expenses related to our purchase of Cytogen’s equity interest in PSMA LLC, which are included in in-process research and development (see PSMA Development Company LLC above) ($13,209) and an increase in rent ($420), facilities expenses ($242), seminar costs ($102), travel ($296) other operating expenses ($88). In 2007, operating expenses are expected to increase over those of 2006, without the effect of our purchase of Cytogen’s interest in PSMA LLC, due to higher rent and facility expenses.

2005 vs. 2004 Increase primarily due to an increase in rent ($645), partially offset by a decreases in utility and facilities expenses ($291) and other operating expenses and travel ($200).

A major portion of our spending has been, and we expect will continue to be, associated with methylnaltrexone, although beginning in 2006, Wyeth is reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth. Spending for our PRO 140 and other development programs is also expected to increase in 2007.

General and Administrative Expenses:

General and administrative expenses increased to $22,259 in the year ended December 31, 2006 from $13,565 in the year ended December 31, 2005 and from $12,580 in the year ended December 31, 2004, as follows:

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Salaries and benefits (cash)	$5,942	$4,614	$3,815	29%	21%

2006 vs. 2005 Increase due to compensation increases and an increase in average headcount to 32 from 22 in the general and administrative departments for the years ended December 31, 2006 and 2005, respectively.

2005 vs. 2004 Increase due to compensation increases and an increase in average headcount to 22 from 21 in the general and administrative departments for the years ended December 31, 2005 and 2004, respectively, including the hiring of our Senior Vice President and General Counsel in June 2005 and the departure of one senior executive in April 2005.

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Share-based compensation (non-cash)	$6,840	$1,281	$242	434%	429%

2006 vs. 2005 Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payment arrangements (see Critical Accounting Policies − Share-Based Payment Arrangements below). The amount of non-cash compensation expense is expected to increase in future years in conjunction with increased headcount.

2005 vs. 2004 Increase due to vesting of performance-based stock options granted to executive officers in 2005 and to higher non-cash compensation expense related to vesting of restricted stock in 2005. Compensation expense for 2005 included restricted stock awards that had been granted in both 2004 and 2005 and which vested in 2005.

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Consulting and professional fees	$5,547	$4,488	$5,336	24%	($16%)

2006 vs. 2005 Increase due primarily to increases in audit and tax fees ($255), recruiting fees ($267) legal and patent fees ($606) and other miscellaneous costs ($21), which were partially offset by a decrease in consultants ($90).

2005 vs. 2004 Decrease due primarily to a decrease in recruiting ($88) and audit fees, including fees for internal control readiness and the auditing of internal controls over financial reporting ($1,332), partially offset by increases in consultants ($560) and legal and patent fees ($25).

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Operating expenses	$3,485	$2,789	$2,860	25%	(2%)

2006 vs. 2005 Increase in insurance ($144),other operating expenses ($281),rent ($218), and utilities and facilities costs ($53).

2005 vs. 2004 Decrease in insurance ($13), utilities and facilities costs ($84) and other operating expenses ($124), partially offset by an increase in rent ($150).

	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
				Percent change
Other	$445	$393	$327	13%	20%

2006 vs. 2005 Increase in corporate sales and franchise taxes ($144) and conference costs ($28), partially offset by a decrease in investor relations ($120)

2005 vs. 2004 Increased investor relations ($109) and conference costs, ($40) partially offset by a decrease in corporate sales and franchise taxes ($83).

We expect general and administrative expenses to increase during 2007 due to an increase in headcount.

Loss in Joint Venture:

2006	2005	2004	2006 vs. 2005	2005 vs. 2004
			Percent change
$121	$1,863	$2,134	(94%)	(13%)

2006 vs. 2005 Loss in joint venture decreased to $121 for the year ended December 31, 2006 from $1,863 for the year ended December 31, 2005. On April 20, 2006, PSMA LLC became our wholly owned subsidiary and, accordingly, we did not recognize loss in joint venture from the date of acquisition. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, research and development expenses and general and administrative expenses of PSMA LLC were lower than in the comparable period in 2005 due to the lack of a work plan and budget for PSMA LLC for 2006.

2005 vs. 2004 Loss in joint venture decreased to $1,863 for the year ended December 31, 2005 from $2,134 for the year ended December 31, 2004. During 2005, research and development expenses, including license fees to collaborators of PSMA LLC, were higher than in 2004; lower research and development expenses in 2005 were more than offset by a $2.0 million license fee payment made by PSMA LLC in 2005 to Seattle Genetics, Inc. However, we recognized $1,311 and $762 in the years ended December 31, 2005 and 2004, respectively, of payments received from the NIH as a reduction to joint venture losses and contract revenue from PSMA LLC. Therefore, overall, loss in joint venture was lower in 2005 than in 2004.

Depreciation and Amortization:

2006	2005	2004	2006 vs. 2005	2005 vs. 2004
			Percent change
$1,535	$1,748	$1,566	(12%)	12%

2006 vs. 2005 Depreciation expense decreased to $1,535 for the year ended December 31, 2006 to $1,748 for the year ended December 31, 2005. We purchased capital assets and made leasehold improvements in both years to increase our research and manufacturing capacity but a larger percentage of fixed assets was included in construction in progress, and not yet depreciable, during 2006 than during 2005. There was also  an increase in fully depreciated capital assets during 2006 than during 2005.

2005 vs. 2004 Depreciation and amortization increased to $1,748 in the year ended December 31, 2005 from $1,566 in the year ended December 31, 2004 as we purchased capital assets and made leasehold improvements in 2005 to increase our manufacturing capacity.

Other Income:

2006	2005	2004	2006 vs. 2005	2005 vs. 2004
			Percent change
$7,701	$2,299	$780	235%	195%

2006 vs. 2005 Interest income increased to $7,701 for the year ended December 31, 2006 from $2,299 for the year ended December 31, 2005. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the years ended December 31, 2006, and 2005, investment income increased to $7,710 from $2,569, respectively, due to a higher average balance of cash equivalents and marketable securities in 2006 than in 2005, resulting from our three public offerings in 2005, and higher interest rates in 2006. Amortization of discounts net of premiums, which is included in interest income, decreased to $9 from $270 for the years ended December 31, 2006 and 2005, respectively.

2005 vs. 2004 Interest income increased to $2,299 for the year ended December 31, 2005 from $780 for the year ended December 31, 2004. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the years ended December 31, 2005, and 2004, investment income increased to $2,569 from $1,420, respectively, due to a higher average balance of cash equivalents and marketable securities resulting from our three public offerings in 2005 and higher interest rates in 2005. Amortization of discounts net of premiums, which is included in interest income, decreased to $270 from $640 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes:

For the years ended December 31, 2006 and 2004, we had losses both for book and tax purposes. For the year ended December 31, 2005, although we had a pre-tax net loss of $69.2 million for book purposes, we had taxable income due primarily to the $60 million upfront payment received from Wyeth and the $18.4 million cash and common stock paid to UR Labs and the Goldberg Distributees, which were treated differently for book and tax purposes. For book purposes, payments made to UR Labs and the Goldberg Distributees were expensed in the period the payments were made. However, for tax purposes, the UR Labs transaction was a tax-free reorganization and will never result in a deduction for tax purposes and the payments to the Goldberg Distrbutees have been capitalized as an intangible license asset and will be deducted for tax purposes over a fifteen year period. For book purposes,we deferred recognition of revenue for the $60 million at December 31, 2005 and are recognizing revenue for that amount over the development period for MNTX (expected to end 2008). For tax purposes, since cash was received, the $60 million was included in taxable income in 2005. We, therefore, recognized an income tax provision in 2005 for the effect of the Federal and state alternative minimum tax.

Net Loss:

Our net loss was $21,618 for the year ended December 31, 2006, $69,429 for the year ended December 31, 2005 and $42,018 for the year ended December 31, 2004.

Liquidity and Capital Resources

Overview

We have to date generated no meaningful amounts of recurring revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments, the proceeds from the exercise of outstanding options and warrants and the sale of our common stock under our employee stock purchase plans. At December 31, 2006, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $149.1 million compared with $173.1 million at December 31, 2005. Our existing cash, cash equivalents and marketable securities at December 31, 2006 are sufficient to fund current operations for at least one year. Our marketable securities, which include corporate debt and securities of government-sponsored entities, are classified as available for sale. The majority of these investments have short maturities. Interest rate increases during 2006 have generally resulted in a decrease in the market value of our portfolio. Based upon our currently projected sources and uses of cash, we intend to hold these securities until a recovery of fair value, which may be maturity. Therefore, we do not consider these marketable securities to be other-than-temporarily impaired at December 31, 2006.

The following is a discussion of cash flow activities:

	Years Ended December 31,
	2006	2005	2004
	in thousands
Net cash (used in):provided by
Operating activities	$(9,157)	$11,402	$(36,708)
Investing activities	(53,043)	(81,580)	24,657
Financing activities	7,075	132,023	5,441

•
Cash used in operating activities for 2006 resulted primarily from a net loss of $21.6 million, which was offset by $12.7 million of non-cash compensation expense from the issuance of restricted stock and stock options to employees and non-employees, $13.2 million of expense of purchased technology in connection with our purchase of Cytogen’s equity interest in PSMA LLC and $1.5 million of depreciation expense on our fixed assets. Although we purchased $8.8 million of capital equipment during 2006, $5.4 million of that amount was in construction in progress related to the expansion of our laboratory and manufacturing facilities and was not subject to depreciation. In addition, the significant changes in operating assets and liabilities between 2006 and 2005 were: a decrease of $16.9 million in deferred revenue in 2006 resulting from the amortization of the $60 million upfront payment received from Wyeth in 2005 and deferred revenue related to payments by Wyeth for development expenses; a decrease of $1.6 million in trade accounts receivable, mostly related to reimbursement of our fourth quarter 2006 expenses under grants and contract with the NIH; and an increase of $1.5 million in accounts payable and accrued expenses, due to timing of payments.

During 2005, cash provided by operating activities was mostly the result of the offset of a net loss of $69.4 million by non-cash expenses of $15.8 million related to the purchase of rights from our licensors of methylnaltrexone in exchange for our common stock (See Overview - Purchase of Rights from Licensors of methylnaltrexone); $2.5 million of non-cash amortization of unearned compensation resulting from the issuance to employees of restricted stock during 2005 and 2004 and from the issuance of compensatory stock options to executive officers and non-employees; $1.8 million in depreciation expense and $3.2 million of loss from our PSMA LLC joint venture with Cytogen. Significant changes in operating assets and liabilities between 2005 and 2004 were: an increase of $60.0 million in deferred revenue in 2005 resulting from the upfront payment received from Wyeth and increased contributions of $4.0 million to PSMA LLC upon approval of a work plan and a budget by the Members, in June 2005, for the year ended December 31, 2005. The 2005 work plan and budget required greater capital contributions during 2005 than did the corresponding 2004 work plan and budget. In addition, there was an increase of $2.2 million in trade accounts receivable, mostly for reimbursement of our fourth quarter 2005 expenses under grants and contract with the NIH; and an increase of $3.0 million in accounts payable and accrued expenses, as the pace of our research and development activities, especially for methylnaltrexone, increased in 2005 over that in 2004.

Cash used in operating activities for 2004 resulted from a net loss of $42.0 million, which was partially offset by $0.8 million of non-cash amortization of unearned compensation resulting from the issuance to employees of restricted stock during 2004 and from the issuance of compensatory stock options to non-employees; $1.6 million in depreciation expense and $2.9 million of loss from our PSMA LLC joint venture with Cytogen. Significant changes in operating assets and liabilities between 2004 and 2003 were: an increase of $2.0 million due to additional capital contributions to PSMA LLC upon approval of a work plan and a budget by the Members; an increase of $0.3 million in trade accounts receivable, mostly for reimbursement of our fourth quarter 2004 expenses under grants and contract with the NIH; and an increase of $2.1 million in accounts payable and accrued expenses, as the pace of our research and development activities, especially for methylnaltrexone, increased in 2004 over that in 2003

•
Net cash used in investing activities was $53.0 million for the year ended December 31, 2006 compared with net cash used in investing activities of $81.6 million and net cash provided by investing activities of $24.7 million for the years ended December 31, 2005 and 2004, respectively. Net cash used in investing activities for the year ended December 31, 2006 resulted primarily from the purchase of Cytogen’s 50% interest in PSMA LLC for $13.1 million, net of $0.3 million of cash acquired and the sale of $267.9 million of marketable securities offset by the purchase of $299.1 million of marketable securities. During 2005, we raised approximately $121.6 million in three public offerings of our common stock and invested most of those funds in marketable securities. As a result, in 2006 and 2005, we used net cash in investing activities rather than having net cash provided by investing activities as in 2004. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. We also purchased $8.8 million, $1.2 million and $2.4 million of fixed assets, during the years ended December 31, 2006, 2005 and 2004, respectively, including capital equipment and leasehold improvements as we acquired and built out additional manufacturing space and purchased more laboratory equipment for our expanding research and development projects.

•
Net cash provided by financing activities was $7.1 million, $132.0 million and $5.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The net cash provided by financing activities for 2005 includes $121.6 million in net proceeds that we received from the sale of approximately 6.3 million shares of our common stock during 2005. In addition, all periods reflect the exercise of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans. Cash received from exercises under such plans during 2006 and 2004 was less than that in 2005 since a major portion of exercises during 2005 were of options from a former executive.

Sources of Cash

Our current collaboration with Wyeth provided us with a $60 million upfront payment in December 2005. In addition, beginning in January 2006, Wyeth has begun reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth, which is expected to continue through 2008. Wyeth has and will continue to provide milestone and other contingent payments upon the achievement of certain events. Wyeth will also fund all commercialization costs of methylnaltrexone products. For the year ended December 31, 2006, we received $34.6 million of reimbursement of our development costs, which are within the development plan approved by the parties. In October 2006,we earned a $5.0 million milestone payment in connection with the start of a phase 3 clinical trial of intravenous methylnaltrexone for the treatment of post-operative ileus.

Since our development costs for methylnaltrexone are funded by Wyeth, we are able to devote our current and future resources to our other research and development programs. We may also enter into collaboration agreements with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of other collaboration agreements would further allow us to advance other projects with our current funds.

However, unless we obtain regulatory approval from the FDA for at least one of our product candidates and/or enter into agreements with corporate collaborators with respect to the development of our technologies in addition to that for methylnaltrexone, we will be required to fund our operations for periods in the future, by seeking additional financing through future offerings of equity or debt securities or funding from additional grants and government contracts. Adequate additional funding may not be available to us on acceptable terms or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

In September 2003, we were awarded a contract from the NIH. The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. These funds are being used principally in connection with our ProVax HIV vaccine program. A total of approximately $3.7 million is earmarked under the NIH Contract to fund subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through December 31, 2006, we had recognized revenue of $9.4 million from this contract, including $180,000 for the achievement of two milestones.

We have also been awarded grants from the NIH, which provide ongoing funding for a portion of our virology and cancer research programs for periods including the years ended December 31, 2006, 2005 and 2004. Among those grants were two awards made during 2005, which provide for up to $3.0 million and $10.1 million, respectively, in support for our hepatitis C virus research program and PRO 140 HIV development program, respectively, to be awarded over a three year and a three and a half year period, respectively. Funding under all of our NIH grants is subject to compliance with their terms, and is subject to annual funding approvals. For the years ended December 31, 2006, 2005 and 2004, we recognized $8.1 million, $5.5 million and $4.9 million, respectively, of revenue from all of our NIH grants.

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

Uses of Cash

Our total expenses for research and development, including license fees, from inception through December 31, 2006 have been approximately $297.2 million. We currently have major research and development programs investigating gastroenterology, HIV-related diseases and oncology. In addition, we are conducting several smaller research projects in the areas of virology and oncology. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs.

For the years ended December 31, 2006, 2005 and 2004, research and development costs incurred were as follows. Expenses for methylnaltrexone for 2005 include $18.7 million related to our purchase of rights from methylnaltrexone licensors. Expenses for cancer for 2006 includes $13.2 million related to our purchase of Cytogen’s interest in our PSMA joint venture (see Overview — Purchase of Rights from Methylnaltrexone Licensors, Overview — PSMA Development Company LLC and Results of Operations—Expenses, above for more details):

	For the Year Ended December 31,
	2006	2005	2004
	(in millions)
Methylnaltrexone	$32.1	$43.8	$19.7
HIV	15.8	11.7	8.3
Cancer	23.2	6.6	5.9
Other programs	4.2	1.7	2.2
Total	$75.3	$63.8	$36.1

As we proceed with our development responsibilities under our methylnaltrexone programs, although we expect that our spending on methylnaltrexone will increase significantly during 2007, our cash outlays in accordance with the agreed upon development plan will be reimbursed by Wyeth. We also expect that spending on our PRO 140 and other programs will increase during 2007 and beyond. Consequently, we may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions. Manufacturing and commercialization expenses for methylnaltrexone will be funded by Wyeth. However, if we exercise our option to co-promote methylnaltrexone products in the U.S., which must be approved by Wyeth, we will be required to establish and fund a salesforce, which we currently do not have. If we commercialize any other product candidate other than with a corporate collaborator, we would also require additional funding to establish manufacturing and marketing capabilities.

Our purchase of rights from our methylnaltrexone licensors in December 2005 (see Overview — Purchase of Rights from Methylnaltrexone Licensors, above) have extinguished our cash payments that would have been due to those licensors in the future upon the achievement of certain events, including sales of methylnaltrexone products. We continue, however, to be responsible to make payments (including royalties) to the University of Chicago upon the occurrence of certain events.

Prior to our acquisition of PSMA LLC on April 20, 2006, all costs of PSMA LLC’s research and development efforts were funded equally by us and Cytogen through capital contributions. Our and Cytogen’s level of commitment to fund PSMA LLC was based on an annual budget that was developed and approved by the parties. During the year ended December 31, 2005, the Members each contributed $0.5 million to fund work under the 2004 approved budget and $3.45 million to fund work under the 2005 approved budget. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, no further capital contributions were made by the Members subsequent to December 31, 2005. However, we and Cytogen were required to fulfill obligations under existing contractual commitments as of December 31, 2005. Since PSMA LLC has become our wholly owned subsidiary as of April 20, 2006, we no longer make capital contributions.

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

During the years ended December 31, 2006, 2005 and 2004, we have spent $8.8 million, $1.2 million and $2.4 million, respectively, on capital expenditures, including the purchase of a second 150-liter bioreactor for the manufacture of research and clinical products, the build-out of our laboratories and manufacturing facilities and laboratory equipment. During 2007 and beyond, we expect that such expenditures will increase as we continue to lease and renovate additional laboratory and manufacturing space and increase headcount of our research and development and administrative staff.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of December 31, 2006 for future payments under these agreements:

		Payments due by December 31,
	Total	2007	2008-2009	2010-2011	Thereafter
		( in millions)
Operating leases	$8.0	$2.3	$4.8	$0.3	$0.6
License and collaboration agreements (1)	99.8	3.4	4.3	3.3	88.8
Total	$107.8	$5.7	$9.1	$3.6	$89.4
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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are disclosed in Note 2 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

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

Revenue Recognition

On December 23, 2005, we entered into a license and co-development agreement with Wyeth, which includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We began recognizing contract research revenue from Wyeth on January 1, 2006. During the years ended December 31, 2006, 2005 and 2004, we also recognized revenue from government research grants and contracts, which are used to subsidize a portion of certain of our research projects (“Projects”), exclusively from the NIH. We also recognized revenue from the sale of research reagents during those periods. In addition, we recognized contract research and development revenue exclusively from PSMA LLC for the years ended December 31, 2005 and 2004. No revenue was recognized from PSMA LLC for the year ended December 31, 2006. We recognize revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 (“EITF 99-19”) “Reporting Revenue Gross as a Principal Versus Net as an Agent”.

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

Reimbursement of costs is recognized as revenue provided the provisions of EITF 99-19 are met, the amounts are determinable and collection of the related receivable is reasonably assured.

Royalty revenue is recognized upon the sale of related products, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement. If royalties are received when we have remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and, therefore, would be recognized as such performance obligations are performed under either the proportionate performance or straight-line methods, as applicable, and in accordance with the policies described above.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenue. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget for the Wyeth collaboration agreement for our total effort required to complete our performance obligations under that arrangement. That estimate may change in the future and such changes to estimates would result in a change in the amount of revenue recognized in future periods.

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

Prior to our acquisition of Cytogen’s membership interest in PSMA LLC on April 20, 2006, both we and Cytogen were required to fund PSMA LLC equally to support ongoing research and development efforts that we conducted on behalf of PSMA LLC. We recognized payments for research and development as revenue as services were performed. However, during the quarter ended March 31, 2006, the Members had not approved a work plan or budget for 2006. Therefore, beginning on January 1, 2006, we had not been reimbursed by PSMA LLC for our services and we did not recognize revenue from PSMA LLC for the quarter ended March 31, 2006. Beginning in the second quarter of 2006, PSMA LLC has become our wholly owned subsidiary and, accordingly, we no longer recognize revenue from PSMA LLC.

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

We adopted SFAS No. 123(R) using the modified prospective application, under which compensation cost for all share-based awards that were unvested as of the adoption date and those newly granted or modified after the adoption date will be recognized in our financial statements over the related requisite service periods; usually the vesting periods for awards with a service condition. Compensation cost is based on the grant-date fair value of awards that are expected to vest. We apply a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data on vesting behavior of employees. We adjust the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in our estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period. Previously, under SFAS No. 123, we applied a zero forfeiture rate and recognized the effect of forfeitures only as they occurred. We have made an accounting policy decision to use the straight-line method of attribution of compensation expense, under which the grant date fair value of share-based awards will be recognized on a straight-line basis over the total requisite service period for the total award.

For the year ended December 31, 2006, total compensation cost for share-based payment arrangements recognized in income was $12.6 million; $5.8 million of which was reported as research and development expense and $6.8 million of which was reported as general and administrative expense. No tax benefit was recognized related to that compensation cost because we had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the year ended December 31, 2006 . As of December 31, 2006, there was $15.1 million, $6.3 million and $25,000 of total unrecognized compensation cost related to nonvested stock options, nonvested shares and our Employee Stock Purchase Plans, respectively, which is expected to be recognized over weighted average periods of 1.6 years, 1.6 years and 0.5 months, respectively.

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

•	We use the closing price of our common stock on the date of grant, as quoted on The NASDAQ Stock Market LLC, as the exercise price.

•
Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the years ended December 31, 2006 , 2005 and 2004, the volatility of our common stock has been high, 69%-94%, 92%-97% and 92%, respectively, which is common for entities in the biotechnology industry that do not have commercial products. A higher volatility input to the Black-Scholes model increases the resulting compensation expense.

•
The expected term of options granted represents the period of time that options granted are expected to be outstanding. For the year ended December 31, 2006, our expected term has been calculated based upon the simplified method as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”). Accordingly, we are using an expected term of 6.5 years based upon the vesting period of the outstanding options of four or five years and a contractual term of ten years. For the year ended December 31, 2005, our expected term of 6.5 years is based upon the average of the vesting term and the original contractual term. For the year ended December 31, 2004, our expected term of 5.0 years represents the average of the maximum contractual term of our stock option awards of 10 years. We plan to refine our estimate of expected term in the future as we obtain more historical data. A shorter expected term would result in a lower compensation expense.

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

For purposes of pro forma compensation expense under SFAS No. 123 as well as upon adoption of SFAS No. 123(R), the fair value of shares purchased under the Purchase Plans was estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”. The same option valuation model was used for the Purchase Plans as for non-qualified stock options, except that the expected term for the Purchase Plans is six months and the historical volatility is calculated over the six month expected term.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. We incurred a net loss for the years ended December 31, 2006, 2005 and 2004, and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed based on the expected total number of patients in the trial, the rate at which the patients enter the trial and the period over which the clinical investigators and clinical research organizations are expected to provide services. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. We expect that clinical trial expenses will increase significantly during 2007 as clinical trials progress or are initiated in the methylnaltrexone and HIV programs. Our collaboration agreement with Wyeth regarding methylnaltrexone in which Wyeth has assumed all of the financial responsibility for further development will mitigate those costs.

Impact of Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements all material uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. Under FIN 48, the financial statements will reflect the tax benefit of an uncertain tax position only if it is “more likely than not” that the position is sustainable based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. We have assessed the impact of FIN 48 on our financial position and results of operations as of January 1, 2007, the date of our adoption of FIN 48. The only tax jurisdiction to which we are subject is the United States. Open tax years relate to years in which unused net operating losses were generated or, if used, for which the statute of limitation for examination by taxing authorities has not expired. Thus, upon adoption of FIN 48, our open tax years extend back to 1995, with the exception of 1997, during which we reported net income. We have determined that the adoption of FIN 48 will have no impact on our financial position or results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) in order to address the observed diversity of practice surrounding how public companies quantify financial statement misstatements with respect to annual financial statements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement--including the reversing effect of prior year misstatements--but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established a “dual approach” that requires quantification of financial statement errors under both the iron-curtain and the roll-over methods. SAB 108 permits existing public companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. Our adoption of SAB 108 had no impact on our financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, corporate notes and issues of government-sponsored entities. Our investments totaled $143.9 million at December 31, 2006. Approximately $78.0 million of these investments had fixed interest rates, and $65.9   million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the December 31, 2006 market interest rates would result in a decrease of approximately $0.49 million in the market values of these investments.

At December 31, 2006, the Company did not hold any market risk sensitive instruments.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph in this Item 10) will be included under the captions “Election of Directors,” “Board and Committee and Meetings,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting and Compliance,” and “Code of Business Ethics and Conduct” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to our officers, directors, and employees. The full text of our code of business conduct and ethics can be found on the Company’s website (http://www.progenics.com) under the Investor Relations heading.

Item 11. Executive Compensation

The information called for by this item will be included under the captions “Executive Compensation”, “Compensation of Directors”, “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be included under the caption “Information about Fees Paid to Independent Registered Public Accounting Firm” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Report.

a) Documents filed as part of this Report:

1.	Consolidated Financial Statements of Progenics Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2005 and 2006

Consolidated Statements of Operations for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

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

We have completed integrated audits of Progenics Pharmaceuticals, Inc.’s 2006, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payment, to conform with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-based Payment."

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut
March 15, 2007

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value and share amounts)

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$67,072	$11,947
Marketable securities	98,983	113,841
Accounts and unbilled receivables	3,287	1,699
Other current assets	2,561	3,181
Total current assets	171,903	130,668
Marketable securities	7,035	23,312
Fixed assets, at cost, net of accumulated depreciation and amortization	4,156	11,387
Investment in joint venture	371
Restricted cash	538	544
Total assets	$184,003	$165,911

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$10,238	$11,852
Deferred revenue — current	23,580	26,989
Due to joint venture	194
Other current liabilities	790
Total current liabilities	34,802	38,841
Deferred revenue —long term	36,420	16,101
Deferred lease liability	49	123
Total liabilities	71,271	55,065
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued, and outstanding—none
Common stock, $.0013 par value; 40,000,000 shares authorized; issued and outstanding— 25,229,240 in 2005 and 26,199,016 in 2006	33	34
Additional paid-in capital	306,085	321,315
Unearned compensation	(4,498)
Accumulated deficit	(188,740)	(210,358)
Accumulated other comprehensive (loss)	(148)	(145)
Total stockholders’ equity	112,732	110,846
Total liabilities and stockholders’ equity	$184,003	$165,911

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for loss per share data)

	Years Ended December 31,
	2004	2005	2006
Revenues:
Contract research and development from collaborator			$ 58,415
Contract research and development from joint venture	$2,008	$988
Research grants and contracts	7,483	8,432	11,418
Product sales	85	66	73
Total revenues	9,576	9,486	69,906
Expenses:
Research and development	35,673	43,419	61,711
In-process research and development			13,209
License fees — research and development	390	20,418	390
General and administrative	12,580	13,565	22,259
Loss in joint venture	2,134	1,863	121
Depreciation and amortization	1,566	1,748	1,535
Total expenses	52,343	81,013	99,225
Operating loss	(42,767)	(71,527)	(29,319)
Other income (expense):
Interest income	780	2,299	7,701
Loss on sale of marketable securities	(31)
Total other income	749	2,299	7,701
Net loss before income taxes	(42,018)	(69,228)	(21,618)
Income taxes		(201)
Net loss	$(42,018)	$(69,429)	$(21,618)
Net loss per share—basic and diluted	$(2.48)	$(3.33)	$(0.84)
Weighted-average shares—basic and diluted	16,911	20,864	25,669

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2004, 2005 and 2006
(in thousands)

	Common Stock		Additional Paid-in	Unearned	Accumulated	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Total	(Loss)
Balance at December 31, 2003	16,641	$22	$144,940		$(77,293)	$14	$67,683
Issuance of restricted stock, net of forfeited shares	161		2,703	$(2,703)
Amortization of unearned compensation - employees				452			452
Issuance of compensatory stock options - non-employees			385				385
Sale of common stock under employee stock purchase plans and exercise of stock options	479		5,441				5,441
Net loss for the year ended December 31, 2004					(42,018)		(42,018)	$(42,018)
Change in unrealized gain on marketable securities						(105)	(105)	(105)
Balance at December 31, 2004	17,281	22	153,469	(2,251)	(119,311)	(91)	31,838	(42,123)

Issuance of restricted stock, net of forfeited shares, and compensatory stock options to employees	134		4,125	(4,125)
Amortization of unearned compensation - employees				1,878			1,878
Issuance of compensatory stock options to non-employees			640				640
Sale of common stock under employee stock purchase plans and exercise of stock options	821	1	10,467				10,468
Sale of common stock in public offerings, net of offering expenses of $4,768	6,307	9	121,546				121,555
Issuance of common stock for license rights (see Note 10)	686	1	15,838				15,839
Net loss for the year ended December 31, 2005					(69,429)		(69,429)	(69,429)
Change in unrealized gain on marketable securities						(57)	(57)	(57)
Balance at December 31, 2005	25,229	33	306,085	(4,498)	(188,740)	(148)	112,732	(69,486)

Compensation expense for vesting of share-based payment arrangements			12,034				12,034
Issuance of restricted stock, net of forfeitures	228
Sale of common stock under employee stock purchase plans and exercise of stock options	742	1	7,074				7,075
Issuance of compensatory stock options to non-employees			620				620
Elimination of unearned compensation upon adoption of SFAS No. 123(R)			(4,498)	4,498
Net loss for the year ended December 31, 2006					(21,618)		(21,618)	(21,618)
Change in unrealized loss on marketable securities						3	3	3
Balance at December 31, 2006	26,199	$34	$321,315	$0	$(210,358)	$(145)	$110,846	$(21,615)

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net loss	$(42,018)	$(69,429)	$(21,618)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,566	1,748	1,535
Write-off of fixed assets	42		2
Loss on sale of marketable securities	31
Amortization of discounts, net of premiums, on marketable securities	640	270	9
Amortization of unearned compensation	452	1,878
Noncash expenses incurred in connection with vesting of share-based payment arrangements			12,034
Noncash expenses incurred in connection with issuance of compensatory stock options to non-employees	385	640	620
Expense of purchased technology (see Note 12c)			13,209
Loss in joint venture	2,134	1,863	121
Adjustment to loss in joint venture (See Note 12b)	762	1,311
Purchase of license rights for common stock (see Note 10)		15,839
Changes in assets and liabilities, net of effects of purchase of PSMA LLC:
(Increase) decrease in accounts receivable	(321)	(2,175)	1,588
(Increase) decrease in amount due from joint venture	(189)	189
(Increase) in other current assets and other assets	(341)	(751)	(620)
Increase in accounts payable and accrued expenses	2,107	2,978	1,533
Increase (decrease) in due to joint venture		194	(194)
(Increase) decrease in investment in joint venture	(1,950)	(3,950)	250
Increase (decrease)in other current liabilities		790	(790)
Increase (decrease) in deferred revenue		60,000	(16,910)
(Decrease) increase in deferred lease liability	(8)	7	74
Net cash (used in) provided by operating activities	(36,708)	11,402	(9,157)
Cash flows from investing activities:
Capital expenditures	(2,409)	(1,212)	(8,768)
Purchases of marketable securities	(39,601)	(205,301)	(299,075)
Sales of marketable securities	66,670	124,936	267,934
Acquisition of PSMA LLC, net of cash acquired (see Note 12c)			(13,128)
Increase in restricted cash	(3)	(3)	(6)
Net cash provided by (used in) investing activities	24,657	(81,580)	(53,043)
Cash flows from financing activities:
Proceeds from public offerings of Common Stock		126,323
Expenses associated with public offerings of Common Stock		(4,768)
Proceeds from the exercise of stock options and sale of Common Stock under the Employee Stock Purchase Plans	5,441	10,468	7,075
Net cash provided by financing activities	5,441	132,023	7,075
Net (decrease) increase in cash and cash equivalents	(6,610)	61,845	(55,125)
Cash and cash equivalents at beginning of period	11,837	5,227	67,072
Cash and cash equivalents at end of period	$5,227	$67,072	$11,947
Supplemental disclosure of noncash investing activity:
Fair value of assets, including purchased technology, acquired from PSMA LLC (see Note 12c)			$13,674
Cash paid for acquisition of PSMA LLC			(13,459)
Liabilities assumed from PSMA LLC			$215

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

1. Organization and Business

Progenics Pharmaceuticals, Inc. (the “Company” or “Progenics”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward gastroenterology, virology and oncology. The Company was incorporated in Delaware on December 1, 1986. In December 2005, in connection with the purchase of certain license rights, the Company formed a wholly owned subsidiary, Progenics Pharmaceuticals Nevada, Inc. (“Progenics Nevada”), which had no operations during the year ended December 31, 2006, but holds the Company’s rights to methylnaltrexone. On April 20, 2006, the Company acquired full ownership of PSMA Development Company LLC (“PSMA LLC”) by acquiring from CYTOGEN Corporation (“Cytogen”) its 50% interest in PSMA LLC (see Note 12c). In October 2006, the Company formed a wholly owned subsidiary, Progenics Life Sciences Ltd., in the United Kingdom, which had no operations in 2006. All of the Company’s operations are conducted at one location in New York State. The Company’s chief operating decision maker reviews financial analyses and forecasts relating to all of the Company’s research programs as a single unit and allocates resources and assesses performance of such programs as a whole. Therefore, the Company operates under a single research and development segment.

At December 31, 2006, the Company had cash, cash equivalents and marketable securities, including non-current portion, totaling $149.1 million. The Company expects that cash, cash equivalents and marketable securities at December 31, 2006 will be sufficient to fund current operations beyond one year. During the year ended December 31, 2006, the Company had a net loss of $21.6 million and cash used in operating activities was $9.2 million. During the year ended December 31, 2005, the Company received $121.6 million, net of underwriting discounts and offering expenses, from the sale of approximately 6.3 million shares of its common stock in three public offerings. In addition, the Company received a $60.0 million upfront payment upon entering into a License and Co-Development Agreement (the “Collaboration Agreement”) with Wyeth Pharmaceuticals (“Wyeth”) on December 23, 2005 for the development and commercialization of methylnaltrexone, the Company’s lead investigational drug (see Note 9).

Other than potential revenues from methylnaltrexone, including those resulting from reimbursements of the Company’s development costs, and milestone, contingent and royalty payments from Wyeth, the Company does not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and the Company expects its expenses to increase. Consequently, the Company may require additional external funding to continue its operations at the current levels in the future. The Company may enter into a collaboration agreement, or license or sale transaction, with respect to other of its product candidates. The Company may also seek to raise additional capital through the sale of its common stock or other securities and expects to fund aspects of its operations through government grants and contracts.

2. Summary of Significant Accounting Policies

Basis of Consolidation

As a result of the Company’s purchase of Cytogen’s membership interest in PSMA LLC on April 20, 2006 (see Notes 1 and 12c), the Company’s financial statements, as of and for the year ended December 31, 2006, have been prepared on a consolidated basis, which includes the Balance Sheet accounts of PSMA LLC as of December 31, 2006 and the Statement of Operations accounts of PSMA LLC from April 20, 2006 to December 31, 2006. Inter-company transactions have been eliminated in consolidation. The Company will consolidate the accounts of PSMA LLC and the Company’s other subsidiaries that have operating results in future periods.

Revenue Recognition

On December 23, 2005, the Company entered into a license and co-development agreement with Wyeth, which includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon its achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. The Company began recognizing contract research revenue from Wyeth on January 1, 2006. During the years ended December 31, 2004, 2005 and 2006, the Company also recognized revenue from government research grants and contracts, which are used to subsidize a portion of certain of its research projects (“Projects”), exclusively from the National Institutes of Health (the “NIH”). The Company also recognized revenue from the sale of research reagents during those periods. In addition, the Company recognized contract research and development revenue exclusively from PSMA LLC for the years ended December 31, 2004 and 2005. No revenue was recognized from PSMA LLC for the year ended December 31, 2006. The Company recognizes revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

(“SAB 104”) “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 (“EITF 99-19”) “Reporting Revenue Gross as a Principal Versus Net as an Agent”.

Non-refundable upfront license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and steering committee services, can be separated or whether they must be accounted for as a single unit of accounting in accordance with EITF 00-21. The Company would recognize upfront license payments as revenue upon delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations, typically including research or steering committee services, could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations could not be determined, the arrangement would then be accounted for as a single unit of accounting and the upfront license payments would be recognized as revenue over the estimated period of when the Company’s performance obligations are performed.

Whenever the Company determines that an arrangement should be accounted for as a single unit of accounting, the Company must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. The Company recognizes revenue using the proportionate performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents will typically be used as the measure of performance. Under the proportionate performance method, revenue related to upfront license payments is recognized in any period as the percent of actual effort expended in that period relative to total effort budgeted for all of its performance obligations under the arrangement.

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement and the performance obligations are provided on a best-efforts basis, then the total upfront license payments would be recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations.

Significant management judgment is required in determining the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement. In addition, if the Company is involved in a steering committee as part of a multiple element arrangement that is accounted for as a single unit of accounting, the Company assesses whether its involvement constitutes a performance obligation or a right to participate.

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

The Company will recognize revenue for payments that are contingent upon performance solely by our collaborator immediately upon the achievement of the defined event if the Company has no related performance obligations.

Reimbursement of costs is recognized as revenue provided the provisions of EITF 99-19 are met, the amounts are determinable and collection of the related receivable is reasonably assured.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Royalty revenue is recognized upon the sale of related products, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and the Company has no remaining performance obligations under the arrangement. If royalties are received when the Company has remaining performance obligations, the royalty payments would be attributed to the services being provided under the arrangement and, therefore, would be recognized as such performance obligations are performed under either the proportionate performance or straight-line methods, as applicable, and in accordance with the policies described above.

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenue. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget for the Wyeth collaboration agreement for its total effort required to complete its performance obligations under that arrangement. That estimate may change in the future and such changes to estimates would result in a change in the amount of revenue recognized in future periods.

NIH grant and contract revenue is recognized as efforts are expended and as related subsidized Project costs are incurred. The Company performs work under the NIH grants and contract on a best-effort basis. The NIH reimburses the Company for costs associated with Projects in the fields of virology and cancer, including preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent Human Immunodeficiency Virus (“HIV”) from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. Substantive at-risk milestone payments are uncommon in these arrangements, but would be recognized as revenue on the same basis as the Substantive Milestone Method.

Prior to the Company’s acquisition of Cytogen’s membership interest in PSMA LLC on April 20, 2006, both the Company and Cytogen were required to fund PSMA LLC equally to support ongoing research and development efforts that the Company conducted on behalf of PSMA LLC. The Company recognized payments for research and development as revenue as services were performed. However, during the quarter ended March 31, 2006, the Members had not approved a work plan or budget for 2006. Therefore, beginning on January 1, 2006, the Company had not been reimbursed by PSMA LLC for its services and the Company did not recognize revenue from PSMA LLC for the quarter ended March 31, 2006. Beginning in the second quarter of 2006, PSMA LLC has become the Company’s wholly owned subsidiary and, accordingly, the Company no longer recognizes revenue from PSMA LLC.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the purchase of in-process research and development, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, preclinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

For each clinical trial that the Company conducts, certain clinical trials costs, which are included in research and development expenses, are expensed based on the total number of patients in the trial, the estimated rate at which patients enter the trial, and the estimated period over which clinical investigators or contract research organizations provide services. At each period end, the Company evaluates the accrued expense balance related to these activities based upon information received from the suppliers and estimated progress towards completion of the research or development objectives to ensure that the balance is reasonably stated. Such estimates are subject to change as additional information becomes available.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates include useful lives of fixed assets, the periods over which certain revenues and expenses will be recognized, including contract research and development revenue recognized from non-refundable up-front licensing payments and expense recognition of certain clinical trial costs which are included in research and development expenses, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed and the likelihood of realization of deferred tax assets.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Patents

As a result of research and development efforts conducted by the Company, the Company has applied, or is applying, for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

Net Loss Per Share

The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No.128, “Earnings Per Share” (“SFAS No.128”). Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period, which includes restricted shares only as the restrictions lapse. Potential common shares, amounts of unrecognized compensation expense and windfall tax benefits have been excluded from diluted net loss per share since they would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities and receivables from Wyeth and the NIH. The Company invests its excess cash in taxable auction rate securities, corporate notes and federal agency issues. The Company has established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2005 and 2006, the Company had invested approximately $2,830 and $6,408 respectively, in funds with two major investment companies and held approximately $64,242 and $5,539, respectively, in a single commercial bank. Restricted cash represents amounts held in escrow for security deposits and credit cards.

Marketable Securities

In accordance with Statement of Financial Accounting Standards No.115, “Accounting for Certain Debt and Equity Securities,” investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices. Interest and dividends on securities classified as available-for-sale are included in interest income (see Note 4).

At December 31, 2005 and 2006, the Company’s investment in marketable securities in the current assets section of the consolidated balance sheets included $45.2 million and $29.0 million, respectively, of auction rate securities. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Company has the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these securities. All income generated from these current investments was recorded as interest income.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The estimated useful lives of fixed assets are as follows:

Computer equipment	3 years
Machinery and equipment	5-7 years
Furniture and fixtures	5 years
Leasehold improvements	Earlier of life of improvement or lease

Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of fixed assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. No impairments occurred as of December 31, 2004, 2005 or 2006,.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes” (“SFAS No.109”). SFAS No.109 requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain (see Note 14).

Risks and Uncertainties

The Company has no products approved by the U.S. Food and Drug Administration for marketing. There can be no assurance that the Company’s research and development will be successfully completed, that any products developed will obtain necessary marketing approval by regulatory authorities or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, and it is dependent upon the continued services of its current employees, consultants and subcontractors. The Company currently relies upon single-source third party manufacturers for the supply of bulk and finished form methylnaltrexone. For the year ended December 31, 2006, the primary sources of the Company’s revenues were Wyeth and research grants and contract revenues from the NIH. For the years ended December 31, 2004 and 2005, the primary sources of the Company’s revenues were contract research and development revenues from PSMA LLC and research grants and contract revenues from the NIH. There can be no assurance that revenues from Wyeth or from research grants and contract will continue. Beginning on January 1, 2006, the Company was no longer reimbursed by PSMA LLC for its services and the Company did not recognize revenue from PSMA LLC for the quarter ended March 31, 2006. Beginning in the second quarter of 2006, PSMA LLC became the Company’s wholly owned subsidiary and, accordingly, the Company no longer recognizes revenue from PSMA LLC. Substantially all of the Company’s accounts receivable at December 31, 2005 and December 31, 2006 were from the above-named sources.

Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by Statement of Financial Accounting Standards No.130, “Reporting Comprehensive Income” for the years ended December 31, 2004, 2005 and 2006 have been included in the Statements of Stockholders’ Equity and Comprehensive Loss.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Impact of Recently Issued Accounting Standards

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements all material uncertain tax positions that the company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction). FIN 48 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. Under FIN 48, the financial statements will reflect the tax benefit of an uncertain tax position only if it is “more likely than not” that the position is sustainable based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN 48 requires qualitative and quantitative disclosures, including discussion of reasonably possible changes that might occur in the recognized tax benefits over the next 12 months; a description of open tax years by major jurisdictions; and a roll-forward of all unrecognized tax benefits, presented as a reconciliation of the beginning and ending balances of the unrecognized tax benefits on a worldwide aggregated basis. FIN 48 is effective as of the beginning of fiscal years that start after December 15, 2006. The Company has assessed the impact of FIN 48 on its financial position and results of operations as of January 1, 2007, the date of its adoption of FIN 48. The only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated or, if used, for which the statute of limitation for examination by taxing authorities has not expired. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1995, with the exception of 1997, during which the Company reported net income.. The Company has determined that the adoption of FIN 48 will have no impact on its financial position or results of operations.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) in order to address the observed diversity of practice surrounding how public companies quantify financial statement misstatements with respect to annual financial statements. There have been two widely-recognized methods for quantifying the effects of financial statement errors: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established a “dual approach” that requires quantification of financial statement errors under both the iron-curtain and the roll-over methods. SAB 108 permits existing public companies to record the cumulative effect of initially applying the “dual approach” in the first year ending after November 15, 2006 by recording the necessary “correcting” adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 by the Company had no impact on its financial position or results of operations.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

3. Share-Based Payment Arrangements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of SFAS No.123, “Accounting for Stock Based Compensation” (“SFAS No.123”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FASB Statement No. 95, “Statement of Cash Flows”. The Company’s share-based payment arrangements with employees includes non-qualified stock options, restricted stock (nonvested shares) and shares issued under Employee Stock Purchase Plans, which are compensatory under SFAS No. 123(R), as described below. The Company accounts for share-based payment arrangements with non-employees, including non-qualified stock options and restricted stock (nonvested shares), in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services”, which accounting is unchanged as a result of the Company’s adoption of SFAS No. 123(R).

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

The Company adopted SFAS No. 123(R) using the modified prospective application, under which compensation cost for all share-based awards that were unvested as of the adoption date and those newly granted or modified after the adoption date will be recognized over the related requisite service period, usually the vesting period for awards with a service condition. The Company has made an accounting policy decision to use the straight-line method of attribution of compensation expense, under which the grant date fair value of share-based awards is recognized on a straight-line basis over the total requisite service period for the total award. Upon adoption of SFAS 123(R), the Company eliminated $4,498 of unearned compensation, related to share-based awards granted prior to the adoption date that were unvested as of January 1, 2006, against additional paid-in capital. The cumulative effect of adjustments upon adoption of SFAS No. 123(R) was not material. Compensation expense recorded on a pro forma basis for periods prior to adoption of SFAS No. 123(R) is not revised and is not reflected in the financial statements of those prior periods. Accordingly, there was no effect of the change from applying the original provisions of SFAS No. 123 on net income, cash flow from operations, cash flows from financing activities or basic or diluted net loss per share of periods prior to the adoption of SFAS No. 123(R).

The following table summarizes the pro forma operating results and compensation costs for the period prior to the Company’s adoption of SFAS No. 123(R) for the Company’s incentive stock option and stock purchase plans, which have been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by SFAS No. 123. The fair value of options granted to non-employees for services, determined using the Black-Scholes option pricing model with the input assumptions presented below, is included in the Company’s historical financial statements and expensed as they vest. Net loss and pro forma net loss include $385 and $640 of non-employee compensation expense in the years ended December 31, 2004 and 2005, respectively.
	Years Ended December 31,
	2004	2005
Net loss, as reported	$(42,018)	$(69,429)
Add: Stock-based employee compensation expense included in reported net loss	452	1,878
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(8,479)	(10,148)
Pro forma net loss	$(50,045)	$(77,699)

Net loss per share amounts, basic and diluted:
As reported	$(2.48)	$(3.33)
Pro forma	$(2.96)	$(3.72)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
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

Under SFAS No. 123 and SFAS No. 123(R), the fair value of each option award granted under the Plans is estimated on the date of grant using the Black-Scholes option pricing model with the input assumptions noted in the following table. Ranges of assumptions for inputs are disclosed where the value of such assumptions varied during the related period. Historical volatilities are based upon daily quoted market prices of the Company’s common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. The expected term of options granted in 2006 is based upon the simplified method of calculating expected term, as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. Accordingly, the Company is using an expected term of 6.5 years based upon the vesting period of the outstanding options. The Company has never paid dividends and does not expect to pay dividends in the future. Therefore, the Company’s dividend rate is zero. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended
	2004	2005	2006

Expected volatility	92%	92% - 97%	69% - 94%
Expected dividends	zero	zero	zero
Expected term (in years)	5.0	6.5	6.5
Risk-free rate	3.10% - 3.92%	3.29% - 3.98%	4.56% - 5.06%

A summary of option activity under the Plans as of December 31, 2006 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yr.)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	4,099	$14.60
Granted	844	24.59
Exercised	(345)	7.81
Forfeited or expired	(103)	19.25
Outstanding at December 31, 2006	4,495	$16.89	5.89	$41,619
Exercisable at December 31, 2006	3,055	$14.82	4.77	$34,823

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The weighted average grant-date fair value of options granted under the Plans during the years ended December 31, 2004, 2005 and 2006 was $12.46, $17.07 and $19.32, respectively. The total intrinsic value of options exercised during the years ended December 31, 2004, 2005 and 2006 was $2,595, $6,368 and $6,591, respectively.

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

At December 31, 2006, the estimated requisite service periods for the 2002, 2004 and 2006 awards, described above, were 1.0, 0.25-1.0 and 0.25-1.0 years, respectively. The 2005 award was fully vested in 2006 upon the achievement of one of the performance milestones. For the year ended December 31, 2006, 11, 5, 36 and 88 options vested under the 2002, 2004, 2005 and 2006 awards, respectively, which resulted in compensation expense of $87, $59, $610 and $1,657, respectively. Prior to the adoption of SFAS No. 123(R), these awards were accounted for as variable awards under APB 25 and, therefore, compensation expense, based on the intrinsic value of the vested awards on each reporting date, was recognized in the Company’s financial statements.

A summary of the status of the Company’s nonvested shares (i.e., restricted stock awarded under the Plans which has not yet vested) as of December 31, 2006 and changes during the year then ended is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2006	242	$19.47
Granted	241	24.69
Vested	(82)	20.80
Forfeited	(13)	21.26
Nonvested at December 31, 2006	388	22.37

During 1993, the Company adopted an Executive Stock Option Plan (the “Executive Plan”), under which a maximum of 750 shares of common stock, adjusted for stock splits, stock dividends, and other capital adjustments, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options (“ISO’s”), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company. The Executive Plan terminated on December 15, 2003; however, any options outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750 stock options under the Executive Plan to the Company’s current Chief Executive Officer, of which 665 were non-qualified options (“NQO’s”) and 85 were ISO’s. The ISO’s have been exercised. The NQO’s have a term of 14 years and entitle the officer to purchase shares of common stock at $5.33 per share, which represented the estimated fair market value, of the Company’s common stock at the date of grant, as determined by the Board of Directors. As of January 1 and December 31, 2006, 475 and 231 NQO’s, respectively, were outstanding and fully vested. The total intrinsic value of NQO’s under the Executive Plan exercised during the year ended December 31, 2006 was $4.7 million. At December 31, 2006, the weighted average remaining contractual term of the NQO’s was 1.0 years and the aggregate intrinsic value was $4.7 million.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
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

For the Years Ended December 31,
	2004	2005	2006

Expected volatility	25% - 39%	29%- 47%	37% - 43%
Expected dividends	zero	zero	zero
Expected term	6 months	6 months	6 months
Risk-free rate	0.93% - 2.34%	2.53% - 3.29%	3.25% - 4.75%

Purchases of common stock under the Purchase Plans during the year ended December 31, 2004, 2005 and 2006 are summarized as follows:

	Qualified Plan			Non-Qualified Plan
	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value

2004	144	$7.47 - $17.13	$5.36	17	$7.47 - $17.13	$5.43
2005	130	13.60 - 24.67	7.07	27	13.60 - 24.67	7.08
2006	126	17.80 - 25.84	3.30	27	18.61 - 25.84	3.25

The total compensation expense of shares, granted to both employees and non-employees, under all of the Company’s share-based payment arrangements that was recognized in operations during the years ended December 31, 2004, 2005 and 2006 was:

	Years Ended December 31,
	2004	2005	2006
Recognized as:
Research and Development	$595	$1,237	$5,814
General and Administrative	242	1,281	6,840
Total	$837	$2,518	$12,654

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

No tax benefit was recognized related to such compensation cost because the Company had a net loss for the periods and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the year ended December 31, 2006.

As of December 31, 2006, there was $15.1 million, $6.3 million and $25 of total unrecognized compensation cost related to nonvested stock options under the Plans, the nonvested shares and the Purchase Plans, respectively. Those costs are expected to be recognized over weighted average periods of 1.6 years, 1.6 years and 0.5 months, respectively. Cash received from exercises under all share-based payment arrangements for the year ended December 31, 2006 was $7.1 million. No tax benefit was realized for the tax deductions from those option exercises of the share-based payment arrangements because the Company had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. The Company issues new shares of its common stock upon share option exercise and share purchase.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. The Company incurred a net loss for the years ended December 31, 2004, 2005 and 2006 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. The Company has made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when the Company has net income.

4. Marketable Securities

The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity (see Note 2). The following table summarizes the amortized cost basis, the aggregate fair value, and gross unrealized holding gains and losses at December 31, 2005 and 2006:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2005:
Maturities less than one year:
Corporate debt securities	$51,458	$51,333		$(125)	$(125)
Government-sponsored entities	2,500	2,484		(16)	(16)
Maturities between one and five years:
Corporate debt securities	7,059	7,035		(24)	(24)
Maturities greater than five years:
Municipal Bonds (ARS) see Note 2 -Marketable Securities	45,149	45,166	$17		17
	$106,166	$106,018	$17	$(165)	$(148)

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2006:
Maturities less than one year:
Corporate debt securities	$75,907	$75,833	$6	$(80)	$(74)
Government-sponsored entities	9,000	8,979		(21)	(21)
Maturities between one and five years:
Corporate debt securities	20,366	20,319		(47)	(47)
Government-sponsored entities	3,000	2,993		(7)	(7)
Maturities greater than five years:
Municipal Bonds (ARS) see Note 2 -Marketable Securities	29,025	29,029	4		4
	$137,298	$137,153	$10	$(155)	$(145)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

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

The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005 and 2006.

At December 31, 2005:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$57,377	$(142)	$991	$(7)	$58,368	$(149)
Government-sponsored entities	2,484	(16)			2,484	(16)
Total	$59,861	$(158)	$991	$(7)	$60,852	$(165)

At   At December 31, 2006:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$78,944	$(123)	$6,095	$(4)	$85,039	$(127)
Government-sponsored entities	11,972	(28)			11,972	(28)
Total	$90,916	$(151)	$6,095	$(4)	$97,011	$(155)

Corporate debt securities. The Company’s investments in corporate debt securities with unrealized losses at December 31, 2006 include 29 securities with maturities of less than one year ($64,719 of the total fair value and $81 of the total unrealized losses in corporate debt securities) and 11 securities with maturities between one and two years ($20,319 of the total fair value and $47 of the total unrealized losses in corporate debt securities). The severity of the unrealized losses (fair value is approximately 0.0013 percent to 0.69 percent less than cost) and duration of the unrealized losses (weighted average of 7.5 months) correlate with the short maturities of the majority of these investments and with interest rate increases during 2006, which have generally resulted in a decrease in the market value of the Company’s portfolio. Based upon the Company’s currently projected sources and uses of cash, the Company intends to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these marketable securities to be other-than-temporarily impaired at December 31, 2006.

Government-sponsored entities. The unrealized losses on the Company’s investments in government-sponsored entities were primarily caused by interest rate increases, which have generally resulted in a decrease in the market value of the Company’s portfolio. Based upon the Company’s currently projected sources and uses of cash, the Company intends to hold these securities until a recovery of fair value, which may be maturity. Therefore, the Company does not consider these marketable securities to be other-than-temporarily impaired at December 31, 2006.

5. Accounts Receivable

	December 31,
	2005	2006
National Institutes of Health	$3,265	$1,697
Other	22	2
Total	$3,287	$1,699

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

6. Fixed Assets

	December 31,
	2005	2006
Computer equipment	$841	$1,690
Machinery and equipment	5,263	6,890
Furniture and fixtures	671	726
Leasehold improvements	4,241	4,950
Construction in progress	946	6,361
	11,962	20,617
Less, accumulated depreciation and amortization	(7,806)	(9,230)
Total	$4,156	$11,387

7. Accounts Payable and Accrued Expenses

	December 31,
	2005	2006
Accounts payable	$880	$1,559
Accrued consulting and clinical trial costs	6,721	7,404
Accrued payroll and related costs	1,144	990
Legal and professional fees	1,255	1,301
Other	238	598
Total	$10,238	$11,852

8. Stockholders’ Equity

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

On December 22, 2005, the Company entered into a series of agreements with the licensors of the Company’s sublicense for the methylnaltrexone technology (see Note 10). The Company issued a total of 686 shares of Common Stock to the licensors, valued at $15,839, based upon the closing price of the Company’s Common Stock on the date of the transaction of $23.09 per share.

In connection with the adioption of SFAS 123(R), the Company eliminated $4,498 of unearned compensation, related to share-based awards granted prior to the adoption date that were unvested as of January 1, 2006, against additional paid-in-capital.

9. License and Co-Development Agreement with Wyeth Pharmaceuticals

On December 23, 2005, the Company entered into the Collaboration Agreement with Wyeth (collectively, the “Parties”) for the purpose of developing and commercializing methylnaltrexone, the Company’s lead investigational drug, for the treatment of opioid-induced side effects, including constipation and post-operative ileus, associated with chronic pain and in patients receiving palliative care. The Collaboration Agreement involves three forms of methylnaltrexone: (i) a subcutaneous form to be used in patients with opioid-induced constipation; (ii) an intravenous form to be used in patients with post-operative ileus and (iii) an oral form to be used in patients with opioid-induced constipation.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The collaboration is being administered by a Joint Steering Committee (“JSC”) and a Joint Development Committee (“JDC”), each with equal representation by the Parties. The JSC is responsible for coordinating the key activities of Wyeth and the Company under the Collaboration Agreement. The JDC is responsible for overseeing, coordinating and expediting the development of methylnaltrexone by the Parties. In addition, a Joint Commercialization Committee (“JCC”) was established, composed of representatives of both Wyeth and us in number and function according to each of our responsibilities. The JCC is responsible for facilitating open communication between Wyeth and us on matters relating to the commercialization of products.

Under the Collaboration Agreement, Progenics granted to Wyeth an exclusive, worldwide license, even as to Progenics, to develop and commercialize methylnaltrexone. Progenics is responsible for developing the subcutaneous and intravenous forms in the United States, until regulatory approval. Progenics has transferred to Wyeth any existing supply agreements with third parties for methylnaltrexone and will sublicense any intellectual property rights to permit Wyeth to manufacture methylnaltrexone, during the development and commercialization phases of the Collaboration Agreement, in both bulk and finished form for all products worldwide. Progenics will also transfer to Wyeth all know-how, as defined, related to methylnaltrexone. Based upon the Company’s research and development programs, such period will cease upon completion of the Company’s development obligations under the Collaboration Agreement.

Wyeth is developing the oral form worldwide and the subcutaneous and intravenous forms outside the U.S. In the event the JSC approves any formulation of methylnaltrexone other than subcutaneous, intravenous or oral or any other indication for the forms currently under development using the subcutaneous, intravenous or oral forms of methylnaltrexone, Wyeth will be responsible for development of such products, including conducting clinical trials and obtaining and maintaining regulatory approval.

Wyeth is responsible for the commercialization of the subcutaneous, intravenous and oral forms, and any other products developed upon approval by the JSC, throughout the world and will pay all costs of commercialization of all products. Decisions with respect to commercialization of any products developed under the Collaboration Agreement will be made solely by Wyeth.

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

        The Company is recognizing revenue in connection with the Collaboration Agreement under SAB 104 and will apply the Substantive Milestone Method (see Note 2). In accordance with EITF 00-21, all of the Company’s deliverables under the Collaboration Agreement, consisting of granting the license for methylnaltrexone, transfer of supply contracts with third party manufacturers of methylnaltrexone, transfer of know-how related to methylnaltrexone development and manufacturing, and completion of development for the subcutaneous and intravenous forms in the U.S., represent one unit of accounting since none of those components have standalone value to Wyeth prior to regulatory approval of at least one product; that unit of accounting comprises the development phase, through regulatory approval, for the subcutaneous and intravenous forms in the U.S.

Within five business days of execution of the Collaboration Agreement, Wyeth made a nonrefundable, noncreditable upfront payment of $60 million, for which the Company deferred revenue at December 31, 2005. Subsequently, the Company is recognizing revenue for the upfront payment, based upon proportionate performance, over the development period of the subcutaneous and intravenous forms , through regulatory approval in the U.S. The Company expects that period to extend through 2008. Since the Company has no obligation to develop the subcutaneous and intravenous forms outside the U.S. or the oral product at all and has no significant commercialization obligations for any product, recognition of revenue for the upfront payment would not be required during those periods, if they extend beyond the period of the Company’s development obligations.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

 Beginning in January 2006, the Company is recognizing as contract research and development revenue from collaborator, amounts received from Wyeth for reimbursement of the Company’s development expenses for methylnaltrexone as incurred under the development plan agreed to between the Company and Wyeth. In addition to the upfront payment and reimbursement of the Company’s development costs, Wyeth has made or will make the following payments to the Company: (i) development and sales milestones and contingent payments, consisting of defined nonrefundable, noncreditable payments, totaling $356.5 million, including clinical and regulatory events and combined annual worldwide net sales, as defined and (ii) sales royalties during each calendar year during the royalty period, as defined, based on certain percentages of net sales in the U.S. and worldwide. Upon achievement of defined substantive development milestones by the Company for the subcutaneous and intravenous forms in the U.S., the milestone payments will be recognized as revenue. Recognition of revenue for developmental contingent events related to the subcutaneous and intravenous forms outside the U.S. and for the oral product, which are the responsibility of Wyeth, will be recognized as revenue when Wyeth achieves those events, if they occur subsequent to completion by the Company of its development obligations, since Progenics would have no further obligations related to those products. Otherwise, if Wyeth achieves any of those events before the Company has completed its development obligations, recognition of revenue for the Wyeth contingent events will be recognized over the period from the effective date of the Collaboration Agreement to the completion of the Company’s development obligations. All sales milestones and royalties will be recognized as revenue when earned.

During the year ended December 31, 2006, the Company recognized $18.8 million of revenue from the $60 million upfront payment and $34.6 million as reimbursement for its out-of-pocket development costs, including its labor costs. In October 2006, the Company earned a $5.0 million milestone payment in connection with the start of a phase 3 clinical trial of intravenous methylnaltrexone for the treatment of post-operative ileus, for which revenue was recognized in the fourth quarter of 2006. As of December 31, 2006, relative to the $60 million upfront license payment received from Wyeth, the Company has recorded $25.1 million and $16.1 million as short-term and long-term deferred revenue, respectively, which is expected to be recognized as revenue through 2008. In addition, at December 31, 2006, the Company recorded $1.9 million of short term deferred revenue related to payments we have received from Wyeth for development costs.

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

10. Acquisition of Contractual Rights from Methylnaltrexone Licensors

On December 22, 2005, Progenics and Progenics Nevada acquired certain rights for its lead investigational drug, methylnaltrexone, from several of its licensors.

In 2001, Progenics entered into an exclusive sublicense agreement with UR Labs, Inc. (“URL”) (see Note 10(b)(v)) to develop and commercialize methylnaltrexone (the “Methylnaltrexone Sublicense”) in exchange for rights to future payments resulting from the Methylnaltrexone Sublicense. In 1989, URL obtained an exclusive license to methylnaltrexone, as amended, from the University of Chicago (“UC”) under an Option and License Agreement dated May 8, 1985, as amended (the “URL-Chicago License”). In 2001, URL also entered into an agreement with certain heirs of Dr. Leon Goldberg (the “Goldberg Distributees”), which provided them with the right to receive payments based upon revenues received by URL from the development of the Methylnaltrexone Sublicense (the “URL-Goldberg Agreement”).

      On December 22, 2005, Progenics and Progenics Nevada entered into an Agreement and Plan of Reorganization (the “Purchase Agreement”) by and among Progenics Pharmaceuticals, Inc., Progenics Pharmaceuticals Nevada, Inc., UR Labs, Inc. and the shareholders of UR Labs, Inc. (the “URL Shareholders”), under which Progenics Nevada acquired substantially all of the assets of URL, comprised of its rights under the URL-Chicago License, the Methylnaltrexone Sublicense and the URL-Goldberg Agreement, thus assuming URL’s rights and responsibilities under those agreements and extinguishing Progenics’ obligation to make royalty and other payments to URL.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
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

In consideration for the assignment of the Goldberg Distributees’ rights and of the acquisition of the assets of URL described above, Progenics issued, on December 22, 2005, a total of 686 shares of its common stock, with a fair value of $15.8 million, based on a closing price of the Company’s common stock of $23.09, and paid a total of $2.6 million in cash (representing the opening market value, $22.85 per share, of 114 shares of Progenics’ common stock on the date of the acquisition) to the URL Shareholders and the Goldberg Distributees and paid $310 in transaction fees. The Company has registered for resale, using its best efforts, a portion of the consideration, totaling 286 shares of its common stock, with the Securities and Exchange Commission using the shelf registration process.

The Company accounted for the acquisition of the rights described above from the licensors, the only asset acquired, as an asset purchase. The acquired rights, relate to the Methylnaltrexone Sublicense and the Company’s research and development activities for methylnaltrexone, for which technological feasibility has not yet been established, for which there is no identified alternative future use and, which has not received regulatory approval for marketing. Accordingly, the entire purchase price of $18.7 million was recorded as license fees- research and development, as a separate line item in the Company’s 2005 Consolidated Statement of Operations.

11. Commitments and Contingencies

a. Operating Leases

As of December 31, 2006, the Company leases office and laboratory space under: (i) a non-cancelable sublease agreement (“Sublease”), (ii) a separate non-cancelable direct lease agreement (“Direct Lease”) and (iii) an additional sublease that converts to a direct lease (the “Additional Sublease”). The Sublease, as amended, provides for fixed monthly rental expense of approximately $98 through December 2009. The Direct Lease provides for fixed monthly rental expense of approximately $57 through August 31, 2007, and approximately $66 through December 31, 2009. The Direct Lease can be extended at the Company’s option for two additional five-year terms. The Additional Sublease provides for a four month rent-free period beginning April 1, 2006. Subsequently, the base monthly rent for this space is $13 through June 30, 2010, $15 through June 30, 2011 and $16 through June 29, 2012 and, under the converted direct lease, $16 through December 31, 2014. Such amounts are recognized as rent expense on a straight-line basis over the term of the respective leases. In addition to rents due under these agreements, the Company is obligated to pay additional facilities charges, including utilities, taxes and operating expenses. The Company also leases certain office equipment under non-cancelable operating leases. The leases expire at various times through August 2009.

As of December 31, 2006, future minimum annual payments under all operating lease agreements are as follows:

Years ending December 31,	Minimum Annual Payments
2007	$ 2,353
2008	2,393
2009	2,362
2010	170
2011	187
Thereafter	583
Total	$ 8,048

Rental expense totaled approximately $1,657, $1,675 and $1,694 for the years ended December 31, 2004, 2005 and 2006, respectively. For the year ended December 31, 2004, the Company recognized amounts paid in excess of rental expense of approximately $8. For the years ended December 31, 2005 and 2006, the Company recognized rent expense in excess of amounts paid of $21 and $74, respectively. Additional facility charges, including utilities, taxes and operating expenses, for the years ended December 31, 2004, 2005 and 2006 were approximately $1,932, $2,257 and $2,932, respectively.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

b. Licensing, Service and Supply Agreements of Progenics Pharmaceuticals, Inc.

The Company has entered into a variety of intellectual property-based license and service agreements and a supply agreement for methylnaltrexone in connection with its product development programs. In connection with all the agreements discussed below, the Company has recognized milestone, license and sublicense fees and supply costs, which are included in research and development expenses, totaling approximately $1,291, $22,375 and $1,825 for the years ended December 31, 2004, 2005 and 2006, respectively. In addition, as of December 31, 2006, remaining payments, including amounts accrued, associated with milestones and defined objectives as well as annual maintenance fees with respect to the agreements referred to below total approximately $20,794.

i. Columbia University

The Company is a party to a license agreement with Columbia University under which it obtained exclusive, worldwide rights to specified technology and materials relating to CD4, an immune cell receptor. In general, the license agreement terminates (unless sooner terminated) upon the expiration of the last to expire of the licensed patents, which is presently 2021; however, patent applications that the Company has also licensed and patent term extensions may extend the period of its license rights, when and if the patent applications are allowed and issued or patent term extensions are granted.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

iii. Aquila Biopharmaceuticals, Inc.

The Company has entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics Inc. (“Antigenics”), pursuant to which Aquila agreed to supply the Company with all of its requirements for the QS-21TM adjuvant for use in ganglioside-based cancer vaccines, including GMK. QS-21 is the lead compound in the Stimulon® family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the U.S. the licensed patent will expire in 2008.

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

The Company has received a written communication from Antigenics alleging that Progenics is in default of certain of its obligations under the license agreement and asserting that Antigenics has an interest in certain intellectual property of Progenics. Progenics has responded in writing denying Antigenics’ allegations. The Company does not believe that this dispute will have any material effect on it.

iv. Development and License Agreement with PDL BioPharma, Inc. (formerly, Protein Design Labs, Inc.)

The Company has entered into a development and license agreement with PDL BioPharma, Inc., or PDL, for the humanization by PDL of PRO 140. Pursuant to the agreement, PDL granted the Company exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how relating to the humanized PRO 140. In general, the license agreement terminates on the later of 10 years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter the license is fully paid. The last of the presently issued patents expires in 2014; however, patent applications filed in the U.S. and internationally that the Company has also licensed and patent term extensions may extend the period of our license rights, when and if such patent applications are allowed and issued or patent term extensions are granted. The Company has the right to terminate the agreement without cause upon 60 days prior written notice. In the event of a default by one party, the agreement may also be terminated, after an opportunity to cure, by non-defaulting party upon 30 days prior written notice.

v. UR Labs, Inc./ University of Chicago

In 2001, the Company entered into an agreement with UR Labs to obtain worldwide exclusive rights to intellectual property rights related to methylnaltrexone. UR Labs had exclusively licensed methylnaltrexone from the University of Chicago. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and was obligated to make additional payments upon the occurrence of defined milestones. On December 22, 2005, the Company entered into a series of agreements with UR Labs, which extinguished Progenics’ obligation to make royalty and other payments to UR Labs (see Note 10). The Company will be responsible to make certain payments to the University of Chicago, associated with the methylnaltrexone product development and commercialization program, which would have been made by UR Labs. In addition, in March 2006, the Company entered into an agreement with the University of Chicago which gives the Company the option to license certain of the University of Chicago’s intellectual property over a defined option period.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

vi. Hoffmann-LaRoche

On December 23, 1997, the Company entered into an agreement (the “Roche Agreement”) to conduct a research collaboration with F. Hoffmann-LaRoche Ltd and Hoffmann-LaRoche, Inc. (collectively “Roche”) to identify novel HIV therapeutics (the “Compound”). The Roche Agreement granted to Roche an exclusive worldwide license to use certain of the Company’s intellectual property rights related to HIV to develop, make, use and sell products resulting from the collaboration.

In March 2002, Roche exercised its right to discontinue funding the research being conducted under the Roche Agreement. Discussions between Roche and the Company resulted in an agreement by which the Company gained the exclusive rights to develop and market the Compound, as defined. Roche is entitled to receive certain milestone payments and royalties, as defined, provided Roche has not elected its option to resume joint development and commercialization of the Compound. As of December 31, 2006, Roche had not elected to resume its option.

vii. Cornell Research Foundation

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

viii. Mallinckrodt Inc.

In connection with the Company’s Collaboration Agreement with Wyeth (see Note 9), the Company’s agreement with Mallinckrodt has been transferred to Wyeth. In March 2005, the Company entered into an agreement with Mallinckrodt Inc. for the supply of the bulk form of methylnaltrexone. The contract provided for Mallinckrodt to supply product based on a rolling forecast to be provided by the Company to Mallinckrodt with respect to the Company’s anticipated needs and for the Company’s purchase of product on specified pricing terms.

ix. KMT Hepatech, Inc.

On October 11, 2006 (the “Effective Date”), the Company and KMT Hepatech, Inc. (“KMT”) entered into a Research Services Agreement (the “KMT Agreement”), under which KMT will test compounds (“Compounds”), as defined, related to the Company’s Hepatitis C Virus research program. In consideration for KMT’s services, the Company made an upfront payment for certain defined services, will reimburse KMT for direct costs incurred by KMT in rendering the services and will make additional payments upon the Company’s request for additional services. The Company will also make one-time development milestone payments upon the occurrence of defined events in respect of any Compound. In the event that the Company terminates development of a Compound, certain of those development milestone payments will be credited to the development milestones achieved by the next Compound. The KMT Agreement will terminate upon the second anniversary of the Effective Date unless terminated sooner. The parties may extend the term of the KMT Agreement by mutual written consent. Either party may terminate the KMT Agreement upon 60 days of written notice to the other party. In the event of default by either party, including non-performance, bankruptcy or liquidation or dissolution, the non-defaulting party may terminate the KMT Agreement upon 30 days written notice of such default which is not cured by the defaulting party.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

c. Licensing and Collaboration Agreements of PSMA Development Company LLC

In connection with all the agreements discussed below, PSMA LLC, which became the Company’s wholly owned subsidiary on April 20, 2006 (see Note 12c, below) has recognized milestone, license and annual maintenance fees, which are included in research and development expenses of PSMA LLC, totaling approximately $550, $2,100 and $200 for the years ended December 31, 2004, 2005 and 2006, respectively. In addition, as of December 31, 2006, remaining payments associated with milestones and defined objectives with respect to the agreements referred to below total approximately $26,750.

i. Amgen Fremont, Inc. (formerly Abgenix)

In February 2001, PSMA LLC entered into a worldwide exclusive licensing agreement with Abgenix to use Abgenix’ XenoMouse™ technology for generating fully human antibodies to PSMA LLC’s proprietary PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, non-creditable license fee and is obligated to make additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. PSMA LLC has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

ii. AlphaVax Human Vaccines

In September 2001, PSMA LLC entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating PSMA LLC ’s proprietary PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, noncreditable license fee and is obligated to make additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include PSMA LLC ’s failure to achieve milestones; however, the consent of AlphaVax to revisions to the due dates for the milestones shall not be unreasonably withheld. PSMA LLC has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’ system or seven years from the first commercial sale of the products developed using AlphaVax’ system. The last of the presently issued patents expire in 2015; however, patent applications filed in the U.S. and internationally that PSMA LLC has also licensed and patent term extensions may extend the period of PSMA LLC’s license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

iii. Seattle Genetics, Inc.

In June 2005, PSMA LLC entered into a collaboration agreement (the “SGI Agreement”) with Seattle Genetics, Inc. (“SGI”). Under the SGI Agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to PSMA LLC . Under the license, PSMA LLC has the right to use the ADC Technology to link cell-killing drugs to PSMA LLC ’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the SGI Agreement, SGI also is required to provide technical information to PSMA LLC related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. PSMA LLC may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties (the “Licensors”). PSMA LLC is responsible for research, product development, manufacturing and commercialization of all products under the SGI Agreement. PSMA LLC may sublicense the ADC Technology to a third-party to manufacture the ADC’s for both research and commercial use. PSMA LLC made a technology access payment to SGI upon execution of the SGI Agreement and will make additional maintenance payments during the term of the SGI Agreement. In addition, PSMA LLC will make payments upon the achievement of certain defined milestones and will pay royalties to SGI and its Licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to PSMA LLC under the SGI Agreement, SGI will receive supply and/or labor cost payments from PSMA LLC at agreed-upon rates.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

PSMA LLC ’s monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by PSMA LLC under the SGI Agreement during the research and development phase of the project will be expensed in the period incurred. The SGI Agreement terminates at the later of (a) the tenth anniversary of the first commercial sale of each licensed product in each country or (b) the latest date of expiration of patents underlying the licensed products. PSMA LLC may terminate the SGI Agreement upon advance written notice to SGI. SGI may terminate the SGI Agreement if PSMA LLC breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI Agreement upon breach by the other party that is not cured within a specified time period after written notice or in the event of bankruptcy of the other party.

d. Consulting Agreements

As part of the Company’s research and development efforts, it enters into consulting agreements with external scientific specialists (“Scientists”). These agreements contain various terms and provisions, including fees to be paid by the Company and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable by the Company. Certain Scientists, some of whom are members of the Company’s Scientific Advisory Board, have purchased Common Stock or received stock options which are subject to vesting provisions. The Company has recognized expenses with regard to these consulting agreements totaling approximately $641, $877 and $893 for the years ended December 31, 2004, 2005 and 2006, respectively. For the years ended December 31, 2004, 2005 and 2006, such expenses include the fair value of stock options granted during 2004, 2005 and 2006, which were fully vested at grant date, of approximately $385, $640 and $620, respectively.

12. PSMA Development Company LLC

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

b. Contract Research and Development Revenue from PSMA LLC

Amounts received by the Company from PSMA LLC, during the years ended December 31, 2004 and 2005, as payment for research and development services and reimbursement of related costs in excess of the initial $3.0 million provided by the Company were recognized as contract research and development revenue. For the years ended December 31, 2004 and 2005, such amounts totaled approximately $2.0 million and $1.0 million, respectively. According to the Agreements, the Company was allowed to directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies. In consideration of the Company’s initial incremental capital contribution of $3.0 million of joint venture research expenditures, the Company was permitted to retain $3.0 million of such government grant funding. To the extent that the Company retained grant revenue in respect of work for which it had also been compensated by PSMA LLC, the remainder of the $3.0 million to be retained by the Company was reduced and the Company recorded an adjustment in its financial statements to reduce both joint venture losses and contract revenue from PSMA LLC. Such adjustments were $762 and $1,311 for the years ended December 31, 2004 and 2005, respectively, and $3.0 million cumulatively through December 31, 2005. During 2006, prior to the acquisition by the Company of Cytogen’s membership interest in PSMA LLC on April 20, 2006 (see below), the Members had not approved a work plan or budget for 2006 and, therefore, the Company was not reimbursed for its services to PSMA LLC and did not recognize revenue from PSMA LLC. Subsequent to the acquisition, PSMA LLC has become the Company’s wholly owned subsidiary.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

c. Acquisition of Cytogen’s Membership Interest

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

Since the acquired intellectual property and license rights relate to research and development projects that, at the acquisition date, had not reached technological feasibility, did not have an identified alternative future use and had not received regulatory approval from the U.S. Food and Drug Administration for marketing, at the acquisition date the Company charged $13,209 to research and development expense after consideration of the transaction costs and net tangible assets acquired.

13. Employee Savings Plan

During 1993, the Company adopted the provisions of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the “Amended Plan”). The terms of the Amended Plan, among other things, allow eligible employees to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits. The Company has agreed to match 100% of those employee contributions that are equal to 5%-8% of compensation and are made by eligible employees to the Amended Plan (the “Matching Contribution”). In addition, the Company may also make a discretionary contribution each year on behalf of all participants who are non-highly compensated employees. The Company made Matching Contributions of approximately $723, $875 and $1,135 to the Amended Plan for the years ended December 31, 2004, 2005 and 2006, respectively. No discretionary contributions were made during those years.

14. Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes” (“SFAS 109”). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

There is no provision or benefit for federal or state income taxes for the years ended December 31, 2004 or 2006. For the year ended December 31, 2005, although the Company had a pre-tax net loss of $69.2 million, it had taxable income due primarily to the $60 million upfront payment received from Wyeth (see Note 9) and the $18.4 million cash and common stock paid to UR Labs and the Goldberg Distributees (see Note 10), which were treated differently for book and tax purposes. For book purposes, payments made to UR Labs and the Goldberg Distributees were expensed in the period the payments were made. However, for tax purposes, the UR Labs transaction was a tax-free reorganization and will never result in a deduction for tax purposes and the payments to the Goldberg Distrbutees have been capitalized as an intangible license asset and will be deducted for tax purposes over a fifteen year period. For book purposes, the Company deferred recognition of revenue for the $60 million at December 31, 2005 and is recognizing revenue for that amount over the development period for MNTX (expected to end 2008). For tax purposes, since cash was received, the $60 million was included in taxable income in 2005.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The Company has completed a calculation, under Internal Revenue Code Section 382, the results of which indicate that past ownership changes will limit utilization of net operating loss carryforwards (“NOL’s”) in the future. However, the Company had sufficient NOL’s at December 31, 2005 to fully offset 2005 taxable income. The Company has, therefore, recognized an income tax provision for the effect of the Federal and state alternative minimum tax. Future ownership changes may further limit the future utilization of net operating loss and tax credit carry-forwards as defined by the federal and state tax codes.

Deferred tax assets consist of the following:

	December 31,
	2005	2006
Depreciation and amortization	$1,033	$6,030
R&D tax credit carry-forwards	5,692	5,417
AMT credit carry-forwards	412	306
Net operating loss carry-forwards	49,134	55,882
Deferred revenue	23,909	17,171
Stock compensation		4,162
Other items	3,433	2,930
	83,613	91,898
Valuation allowance	(83,613)	(91,898)
	$—	$—

The Company does not recognize deferred tax assets considering its history of taxable losses and the uncertainty regarding the Company’s ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate to the actual effective income tax provision:

	Year Ended December 31,
	2004	2005	2006

U.S. Federal statutory rate	(34)%	(34)%	(34)%
State income taxes, net of Federal benefit	(5.8)	(4.9)	(5.8)
Research and experimental tax credit	(2.4)	(1.0)	(6.4)
UR Labs license purchase		5.7
Change in valuation allowance	42.1	34.4	43.1
Other	0.1	0	3.1
Income tax provision	0%	0.2%	0%

As of December 31, 2006, the Company had available, for tax return purposes, unused NOL’s of approximately $151.7 million, which will expire in various years from 2018 to 2026, $11.5 million of which were generated from deductions that, when realized, will reduce taxes payable and will increase paid-in-capital. In accordance with FIN 48, Accounting for Uncertainty in Income Taxes, which the Company adopted on January 1, 2007 (see Note 2 - Impact of Adoption of Recently Issued Accounting Pronouncements), the Company has determined that the adoption of FIN 48 will have no impact on its financial position or results of operations.

In connection with the Company’s adoption of SFAS No. 123(R) “Share-Based Payment” on January 1, 2006 (see Note 3), the Company has elected to implement the short cut method of calculating its pool of windfall tax benefits. Accordingly, the Company’s pool of windfall tax benefits on January 1, 2006 was zero because it had NOL’s since inception and, therefore, had never recognized any net increases in additional paid-in capital in the Company’s annual financial statements related to tax benefits from stock-based employee compensation during fiscal periods subsequent to the adoption of SFAS No.123 but prior to the adoption of SFAS No.123(R).

The Company’s research and experimental (“R&E”) tax credit carry-forwards of approximately $5.4 million at December 31, 2006 expire in various years from 2007 to 2026. During the year ended December 31, 2006, research and experimental tax credit carry-forwards of approximately $51 expired.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —continued
(amounts in thousands, except per share amounts or unless otherwise noted)

15. Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2004, 2005 and 2006, the Company reported a net loss and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
2004:
Basic and diluted	$(42,018)	16,911	$(2.48)
2005:
Basic and diluted	$(69,429)	20,864	$(3.33)
2006:
Basic and diluted	$(21,618)	25,669	$(0.84)

For the years ended December 31, 2004, 2005 and 2006, potential common shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Years Ended December 31,
	2004		2005		2006
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options and warrants	4,378	$10.15	4,640	$13.08	4,663	$15.13
Restricted stock	83		204		312
Total	4,461		4,844		4,975

16. Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2005 and 2006 are as follows:

	Quarter Ended March 31, 2005 (unaudited)	Quarter Ended June 30, 2005 (unaudited)	Quarter Ended September 30, 2005 (unaudited)	Quarter Ended December 31, 2005 (unaudited)
Revenue	$2,589	$2,075	$2,774	$2,048
Net loss	(13,194)	(12,795)	(10,743)	(32,697)
Net loss per share:
Basic and diluted	(0.76)	(0.65)	(0.49)	(1.34)

	Quarter Ended March 31, 2006 (unaudited)	Quarter Ended June 30, 2006 (unaudited)	Quarter Ended September 30, 2006 (unaudited)	Quarter Ended December 31, 2006 (unaudited)
Revenue	$11,001	$19,122	$17,848	$21,935
Net loss	(2,643)	(14,328)	(2,935)	(1,712)
Net loss per share:
Basic and diluted	(0.10)	(0.56)	(0.11)	(0.07)

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

Date: March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ KURT W. BRINER	Co-Chairman	March 15, 2007
Kurt W. Briner
/s/ PAUL F. JACOBSON	Co-Chairman	March 15, 2007
Paul F. Jacobson
/s/ PAUL J. MADDON, M.D., PH.D.	Chief Executive Officer, Chief Science	March 15, 2007
Paul J. Maddon, M.D., Ph.D.	Officer and Director (Principal Executive Officer)
/s/ CHARLES A. BAKER	Director	March 15, 2007
Charles A. Baker
/s/ MARK F. DALTON	Director	March 15, 2007
Mark F. Dalton
/s/ STEPHEN P. GOFF, PH.D.	Director	March 15, 2007
Stephen P. Goff, Ph.D.
/s/ DAVID A. SCHEINBERG, M.D., PH.D.	Director	March 15, 2007
David A. Scheinberg, M.D., Ph.D.
/s/ NICOLE S. WILLIAMS	Director	March 15, 2007
Nicole S. Williams
/s/ ROBERT A. MCKINNEY, CPA	Chief Financial Officer, Senior Vice President,	March 15, 2007
Robert A. McKinney, CPA	Finance & Operations and Treasurer
(Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX
Exhibit Number	Description
3.1(1)	Certificate of Incorporation of the Registrant, as amended.
3.2(1)	By-laws of the Registrant
4.1(1)	Specimen Certificate for Common Stock, $.0013 par value per share, of the Registrant
10.1(1)	Form of Registration Rights Agreement
10.2(1)	1989 Non-Qualified Stock Option Plan‡
10.3(1)	1993 Stock Option Plan, as amended‡
10.4(1)	1993 Executive Stock Option Plan‡
10.5(4)	Amended and Restated 1996 Stock Incentive Plan‡
10.5.1(12)	Form of Non-Qualified Stock Option Agreement‡
10.5.2(12)	Form of Restricted Stock Award‡
10.6(1)	Form of Indemnification Agreement‡
10.7(2)	Employment Agreement dated December 31, 2003 between the Registrant and Dr. Paul J. Maddon‡
10.8(1)	Letter dated August 25, 1994 between the Registrant and Dr. Robert J. Israel‡
10.9(10)	1998 Employee Stock Purchase Plan‡
10.10(10)	1998 Non-qualified Employee Stock Purchase Plan‡
10.11(1)†	License Agreement dated November 17, 1994 between the Registrant and Sloan-Kettering Institute for Cancer Research
10.12(1)†	QS-21 License and Supply Agreement dated August 31, 1995 between the Registrant and Cambridge Biotech Corporation, a wholly owned subsidiary of bioMerieux, Inc.
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
10.26(15) †
License and Co-Development Agreement dated December 23, 2005 by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc. and Wyeth-Ayerst Lederle, Inc. and
Progenics Pharmaceuticals, Inc. and Progenics Pharmaceuticals Nevada, Inc.

10.27(15) †
Option and License Agreement dated May 8, 1985 by and between the University of Chicago and UR Labs, Inc., as amended by the Amendment to Option and License Agreement dated September 17, 2005 by and between the
University of Chicago and UR Labs, Inc., by the Second Amendment to Option and License Agreement dated March 3, 1989 by and among the University of Chicago, ARCH Development Corporation and UR Labs, Inc. and
by the Letter Agreement Related to Progenics' Methylnaltrexone In-License dated December 22, 2005 by and among the University of Chicago, acting on behalf of itself and ARCH Development Corporation, Progenics Pharmaceuticals,
Inc., Progenics Pharmaceuticals Nevada, Inc. and Wyeth, acting through its Wyeth Pharmaceuticals Division

10.28 (16)	Membership Interest Purchase Agreement dated April 20, 2006 by and between Progenics Pharmaceuticals, Inc. and Cytogen Corporation.
10.29 (16) †	Amended and Restated PSMA/PSMP License Agreement dated April 20, 2006 by and among Progenics Pharmaceuticals, Inc., Cytogen Corporation and PSMA Development Company LLC.
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
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
(4) Previously filed as an exhibit to the Company’s Registration Statement on Form S-8, Commission File No.333-120508, and incorporated by reference herein.
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
(15)  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, incorporated by reference herein.
(16) Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006, and incorporated by reference herein.

† Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.
‡ Management contract or compensatory plan or arrangement.