Form 10-Q
period 2007-03-31
PROGENICS PHARMACEUTICALS INC
filed 2007-05-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
Yes ☐ No ☒

As of May 7, 2007 there were 26,554,645 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

Index

PART I — FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PROGENICS  PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$20,237	$11,947
Marketable securities	104,774	113,841
Accounts receivable	1,699	1,699
Other current assets	2,835	3,181
Total current assets	129,545	130,668
Marketable securities	15,118	23,312
Fixed assets, at cost, net of accumulated depreciation and amortization	11,962	11,387
Restricted cash	546	544
Total assets	$157,171	$165,911

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,985	$11,852
Deferred revenue — current	26,433	26,989
Total current liabilities	39,418	38,841
Deferred revenue —long term	11,385	16,101
Deferred lease liability	124	123
Total liabilities	50,927	55,065
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding—none
Common stock, $.0013 par value; 40,000,000 shares authorized; issued and outstanding— 26,503,941 in 2007 and 26,199,016 in 2006	34	34
Additional paid-in capital	327,067	321,315
Accumulated deficit	(220,791)	(210,358)
Accumulated other comprehensive (loss)	(66)	(145)
Total stockholders’ equity	106,244	110,846
Total liabilities and stockholders’ equity	$157,171	$165,911

The accompanying notes are an integral part of these condensed financial statements.

Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the three months ended
	March 31,
	2007	2006
Revenues:
Contract research and development from collaborator	$15,499	$8,488
Research grants and contracts	2,119	2,462
Product sales	19	51
Total revenues	17,637	11,001

Expenses:
Research and development	22,421	10, 283
License fees — research and development	750	275
General and administrative	6,276	4,512
Loss in joint venture		121
Depreciation and amortization	492	363
Total expenses	29,939	15,554
Operating loss	(12,302)	(4,553)

Other income:
Interest income	1,869	1,910
Total other income	1,869	1,910

Net loss	$(10,433)	$(2,643)

Net loss per share - basic and diluted	$(0.40)	$(0.10)
Weighted-average shares - basic and diluted	26,365	25,354

The accompanying notes are an integral part of these condensed financial statements.

.

Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss)	Stockholders’ Equity	Comprehensive (Loss)
Balance at December 31, 2006	26,199	$34	$321,315	$(210,358)	$(145)	$110,846
Compensation expense for vesting of share based payment arrangements			2,948			2,948
Issuance of restricted stock, net of forfeitures	17
Sale of Common Stock under employee stock purchase plans and exercise of stock options	288		2,804			2,804
Net (loss)				(10,433)		(10,433)	$(10,433)
Change in unrealized loss on marketable securities					79	79	79
Balance at March 31, 2007	26,504	$34	$327,067	$(220,791)	$(66)	$106,244	$(10,354)

The accompanying notes are an integral part of these condensed financial statements.

Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(10,433)	$(2,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	492	363
Amortization of discounts, net of premiums, on marketable securities	(49)	22
Noncash expenses incurred in connection with vesting of share-based payment arrangements	2,948	2,224
Loss in joint venture		121
Changes in assets and liabilities:
Decrease in accounts receivable		2,117
Decrease (increase) in other current assets and other assets	346	(698)
Increase (decrease) in accounts payable and accrued expenses	1,133	(3,690)
Decrease in other current liabilities		(153)
Decrease in deferred revenue	(5,272)	(2,852)
Increase in deferred lease liability	1	5
Net cash used in operating activities	(10,834)	(5,184)
Cash flows from investing activities:
Capital expenditures	(1,067)	(822)
Sales of marketable securities	69,439	78,600
Purchase of marketable securities	(52,050)	(113,760)
(Increase) in restricted cash	(2)	(1)
Net cash provided by (used in) investing activities	16,320	(35,983)
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of Common Stock under the Employee Stock Purchase Plans	2,804	2,446
Net cash provided by financing activities	2,804	2,446
Net increase (decrease) in cash and cash equivalents	8,290	(38,721)
Cash and cash equivalents at beginning of period	11,947	67,072
Cash and cash equivalents at end of period	$20,237	$28,351

The accompanying notes are an integral part of these condensed financial statements.

Index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. (the “Company” or “Progenics”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward gastroenterology, virology and oncology. The Company was incorporated in Delaware on December 1, 1986. On April 20, 2006, the Company acquired full ownership of PSMA Development Company LLC (“PSMA LLC”) by acquiring from CYTOGEN Corporation (“Cytogen”) its 50% interest in PSMA LLC. Certain of the Company’s intellectual property rights are held by wholly owned subsidiaries of Progenics. None of the Company’s subsidiaries, other than PSMA LLC, had operations during the three months ended March 31, 2007. Currently, all of the Company’s operations are conducted at one location in New York State. The Company’s chief operating decision maker reviews financial analyses and forecasts relating to all of the Company’s research programs as a single unit and allocates resources and assesses performance of such programs as a whole. Therefore, the Company operates under a single research and development segment.

The Company’s lead product candidate is methylnaltrexone. The Company has entered into a license and co-development agreement with Wyeth Pharmaceuticals (“Wyeth”) for the development and commercialization of methylnaltrexone. Under that agreement, the Company (i) has received an upfront payment from Wyeth, (ii) is entitled to receive additional payments as certain developmental milestones for methylnaltrexone are achieved, (iii) has been and will be reimbursed by Wyeth for expenses the Company incurs in connection with the development of methylnaltrexone under the development plan for methylnaltrexone agreed to between the Company and Wyeth, and (iv) will receive commercialization payments and royalties if, and when, methylnaltrexone is sold. These payments will depend on the successful development and commercialization of methylnaltrexone, which is itself dependent on the actions of Wyeth and the U.S. Food and Drug Administration (“FDA”) and other regulatory bodies and the outcome of clinical and other testing of methylnaltrexone. Many of these matters are outside the control of the Company. Manufacturing and commercialization expenses for methylnaltrexone will be funded by Wyeth. On March 30, 2007, the Company filed a New Drug Application with the FDA for the subcutaneous formulation of methylnaltrexone for the treatment of opioid-induced constipation in patients receiving palliative care.

The Company’s other product candidates are not as advanced in development as methylnaltrexone and the Company does not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term. The Company expects that its research and development expenses with respect to these other product candidates will increase significantly during 2007 and beyond. However, as a result of Wyeth’s agreement to reimburse Progenics for methylnaltrexone development expenses, the Company is able to devote its current and future resources to its other research and development programs.

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

The Company has had recurring losses. At March 31, 2007, the Company had an accumulated deficit of $220.8 million and had cash, cash equivalents and marketable securities, including non-current portion, totaling $140.1 million. The Company expects that cash, cash equivalents and marketable securities at March 31, 2007 will be sufficient to fund current operations beyond one year. During the three months ended March 31, 2007, the Company had a net loss of $10.4 million and used cash in operating activities of $10.8 million.

The interim Condensed Consolidated Financial Statements of the Company included in this report have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. All terms used but not defined elsewhere herein have the meaning ascribed to them in that Annual Report. The year end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by accounting principles generally accepted in the United States of America.

Index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)
2. Share-Based Payment Arrangements

On January 1, 2007, the Company began to estimate the expected term of stock options granted to employees and officers and directors by using historical data for each of those two groups. During 2006, in accordance with Staff Accounting Bulletin 107, the Company had used the simplified method for that purpose. The Company changed its method of estimating expected term because sufficient historical data related to stock option exercise and post-employment cancellation activity had been accumulated to effectively anticipate future activity. During 2007, the expected term for options granted to the two groups mentioned above was 5.25 and 7.5 years, respectively. During 2006, the expected term for both groups, using the simplified method, was 6.5 years. The expected term for stock options granted to non-employee consultants was ten years, which was equal to the contractual term of those options. The expected volatility of stock options granted to each group was calculated based upon the periods of the respective expected terms. The impact of the change in estimate on net loss and net loss per share for the first quarter of 2007 was immaterial.

The assumptions used by the Company in the Black-Scholes option pricing model to estimate the grant date fair values of stock options granted under the Plans during the three months ended March 31, 2007 and 2006 were as follows:

	For the Three Months Ended March 31,
	2007	2006

Expected volatility	55% - 89%	94%
Expected dividends	zero	zero
Expected term (in years)	5.25 - 10	6.5
Weighted average expected term (years)	9.0	6.5
Risk-free rate	4.4% - 4.5%	4.6%

During the three months ended March 31, 2007 and 2006, the fair value of shares purchased under the Purchase Plans was estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option”, using the same option valuation model used for options granted under the Plans, except that the assumptions noted in the following table were used for the Purchase Plans:

	For the Three Months Ended March 31,
	2007	2006

Expected volatility	40%	38%
Expected dividends	zero	zero
Expected term	6 months	6 months
Risk-free rate	5.1%	3.3%

The total fair value of shares under all of the Company’s share-based payment arrangements that vested during the three months ended March 31, 2007 and 2006 was $2.9 million and $2.2 million, respectively; $1.6 million and $1.2 million, respectively, of which was reported as research and development expense and $1.3 million and $1.0 million, respectively, of which was reported as general and administrative expense. No tax benefit was recognized related to such compensation cost during both the three months ended March 31, 2007 and 2006 because the Company had a net loss for both periods and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three months ended March 31, 2007 and 2006.

Index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. The Company incurred a net loss for the quarters ended March 31, 2007 and 2006 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for each of those periods.

3. Accounts Receivable

	March 31, 2007	December 31, 2006
National Institutes of Health	$1,697	$1,697
Other	2	2
Total	$1,699	$1,699

4.  Accounts Payable and Accrued Expenses

	March 31, 2007	December 31, 2006
Accounts payable	$809	$1,559
Consulting and clinical trial costs	9,479	7,404
Payroll and related costs	978	990
Legal and professional fees	987	1,301
Other	732	598
Total	$12,985	$11,852

5.	Revenue Recognition

In January 2006, the Company began recognizing revenues from Wyeth for reimbursement of its development expenses for methylnaltrexone as incurred under the development plan agreed between the Company and Wyeth and for a portion of the $60 million upfront payment the Company received from Wyeth, based on the proportion of the Company’s expected total effort to complete its development obligations that was actually expended during each fiscal quarter. During the three-month periods ended March 31, 2007 and 2006, the Company recognized $5.0 million and $4.4 million, respectively, of revenue from the $60 million upfront payment and $10.5 million and $4.1 million, respectively, as reimbursement for its out-of-pocket development costs. There were no milestones or contingent events that were achieved during the three months ended March 31, 2007 or 2006 for which revenue was recognized.

6.	Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three months ended March 31, 2007 and 2006, the Company reported a net loss and, therefore, no other potential common stock was included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended March 31, 2007
Basic and Diluted	$(10,433)	26,365	$(0.40)
Three months ended March 31, 2006
Basic and Diluted	$(2,643)	25,354	$(0.10)

Index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

Other potential common stock, which has been excluded from the diluted per share amounts because their effect would have been antidilutive, consist of the following:

	Three Months Ended March 31,
	2007		2006
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,689	$16.77	4,546	$14.00
Nonvested shares	395		243
Total	5,084		4,789

7. Uncertain Tax Positions

    On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes.

    The Company has reviewed its nexus in various tax jurisdictions and its tax positions related to all open tax years for events that could change the status of its FIN 48 liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. Those positions, for which management’s assessment is that there is more than a 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to the measurement criteria of FIN 48. Based upon discussions with tax advisors and experience with taxing authorities, the Company records the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Any FIN 48 liabilities for which the Company expects to make cash payments within the next twelve months are classified as “short term”.

    Upon adoption of FIN 48 and through March 31, 2007, the Company had no unrecognized tax benefits. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from March 31, 2007. As of March 31, 2007, the Company is subject to federal and state income tax in the United States. Open tax years relate to years in which unused net operating losses were generated or, if used, for which the statute of limitation for examination by taxing authorities has not expired. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1995, with the exception of 1997, during which the Company reported net income. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the three months ended March 31, 2007.

 8.  Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. For the three months ended March 31, 2007 and 2006, the components of comprehensive loss are:

Index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

	Three Months Ended March 31,
	2007	2006
Net loss	$(10,433)	$(2,643)
Change in net unrealized (loss) on marketable securities	79	(141)
Comprehensive loss	$(10,354)	$(2,784)

9. Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not limited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2007.

10. Impact of Recently Issued Accounting Standards

On September 15, 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure the fair value of assets and liabilities when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 does not expand the use of fair value in any new circumstances. Under FAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. FAS 157 requires disclosures intended to provide information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. The Company will adopt FAS 157 on January 1, 2008. The Company does not expect the impact of the adoption of FAS 157 to be material to its financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which provides companies with an option to report certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact FAS 159 may have on its results of operations or financial position.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. When we use the words ‘anticipates,’ ‘plans,’ ‘expects’ and similar expressions, it is identifying forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with our dependence on Wyeth to fund and to conduct clinical testing, to make certain regulatory filings and to manufacture and market products containing methylnaltrexone, the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our products will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials are later found not to work effectively or are not safe, the risk that we may not be able to manufacture commercial quantities of our products, the risk that our products, if approved for marketing, do not gain market acceptance sufficient to justify development and commercialization costs, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainty of future profitability and other factors set forth more fully in our Annual Report on Form 10-K for the year ended December 31, 2006 and in this Form 10-Q, including those described under the caption “Risk Factors”, and other periodic filings with the Securities and Exchange Commission, to which investors are referred for further information.

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

Gastroenterology

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

Our work with methylnaltrexone has proceeded farthest as a treatment for opioid-induced constipation. We have successfully completed two pivotal phase 3 clinical trials of the subcutaneous form of methylnaltrexone in patients receiving palliative care, including cancer, Acquired Immunodeficiency Syndrome (“AIDS”) and heart disease. We achieved positive results from our two pivotal phase 3 clinical trials (studies 301 and 302). All primary and secondary efficacy endpoints of both of the phase 3 studies were met and were statistically significant. The drug was generally well tolerated in both phase 3 trials. On March 30, 2007, the Company filed a New Drug Application with the FDA for the subcutaneous formulation of methylnaltrexone for the treatment of opioid-induced constipation in patients receiving palliative care.

Index

We are also developing an intravenous form of methylnaltrexone in collaboration with Wyeth for the management of post-operative ileus, a serious condition of the gastrointestinal tract. We and Wyeth have initiated two global pivotal phase 3 clinical trials to evaluate the safety and efficacy of intravenous methylnaltrexone for the treatment of post-operative ileus.

Under the Collaboration Agreement, Wyeth is also developing oral methylnaltrexone for the treatment of opioid-induced constipation in patients with chronic pain. Prior to the Collaboration Agreement, we had completed phase 1 clinical trials of oral methylnaltrexone in healthy volunteers, which indicated that methylnaltrexone was well tolerated. Wyeth has also conducted certain additional phase 1 clinical trials of oral methylnaltrexone and in August 2006 initiated a phase 2 clinical trial to evaluate once-daily dosing of oral methylnaltrexone.  Preliminary results from the phase 2 trial, conducted by Wyeth, showed that the initial formulation of oral methylnaltrexone was generally well tolerated but did not exhibit sufficient clinical activity to advance into phase 3 testing. Wyeth began clinical testing in March 2007 of a new formulation of oral methylnaltrexone for the treatment of opioid-induced constipation.

Wyeth made a $60 million non-refundable upfront payment to us under the Collaboration Agreement, for which we deferred the recognition of revenue at December 31, 2005 since work under the Collaboration Agreement did not commence until January 2006. Wyeth is obligated to make up to $356.5 million in additional payments to us upon the achievement of milestones and contingent events in the development and commercialization of methylnaltrexone. All costs for the development of methylnaltrexone incurred by Wyeth or us starting January 1, 2006 are being paid by Wyeth. We are being reimbursed for our out-of-pocket development costs by Wyeth and will receive reimbursement for our efforts based on the number of our full time equivalent employees (“FTE’s”) devoted to the development project. Wyeth is obligated to pay to us royalties on the sale by Wyeth of methylnaltrexone throughout the world during the applicable royalty periods.

Virology

In the area of virology, we are developing viral entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. In mid-2005, we announced positive phase 1 clinical findings related to PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5, in healthy volunteers. A phase 1b trial of PRO 140 in HIV-infected patients began in December 2005 and completed enrollment and dosing in December 2006. On May 1, 2007, we announced positive results from the phase 1b trial. Patients receiving a single 5.0 mg/kg dose of PRO 140, which was the highest dose tested, achieved an average maximum decrease of viral concentrations in the blood of 98.5% In these patients, reductions in viral load of greater than 90% on average persisted for two to three weeks after dosing. In addition, PRO 140 was generally well tolerated in this phase 1b proof-of-concept study. PRO 140 was granted Fast Track status from the U.S. Food and Drug Administration, and we plan to initiate additional clinical testing in the second half of 2007. We are also conducting research into therapeutics for hepatitis C virus infection that block viral entry into cells.

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

Index

Results of Operations  (amounts in thousands)

Revenues:

Our sources of revenue during the three months ended March 31, 2007 and 2006 included our collaboration with Wyeth, which began in December 2005, our research grants and contracts and, to a small extent, our sale of research reagents.

	Three Months Ended March 31,
Sources of Revenue	2007	2006	Percent Change

Contract research from collaborator	$15,499	$8,488	83%
Research grants and contract	2,119	2,462	(14%)
Product sales	19	51	(63%)
Total	$17,637	$11,001	60%

Contract research from collaborator

During the three months ended March 31, 2007 and 2006, we recognized $15,499 and $8,488, respectively, of revenue from Wyeth, including $4,988 and $4,429, respectively, of the $60,000 upfront payment we received upon entering into our collaboration in December 2005 and $10,511 and $4,059, respectively, as reimbursement of our development expenses, including our labor costs. Since the inception of the Collaboration Agreement, we recognized $23,819 of revenue from the $60 million upfront payment, $45,095 as reimbursement for our out-of-pocket development costs, including our labor costs and $5,000 for a non-refundable milestone payment in the fourth quarter of 2006. We recognize a portion of the upfront payment in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations in that period relative to total effort budgeted for all of our performance obligations under the arrangement. Reimbursement of development costs, including our labor costs, is recognized as revenue as the costs are incurred under the development plan agreed to by us and Wyeth. See Critical Accounting Policies -Revenue Recognition, below.

Research grants and contract

Revenues from research grants and contract decreased to $2,119 for the three months ended March 31, 2007 from $2,462 for the three months ended March 31, 2006; $1,296 and $1,833 from grants and $823 and $629 from the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”) for the three months ended March 31, 2007 and 2006, respectively. The decrease resulted from the expiration, prior to 2007, of several 2006 grants partially offset by an increase in work on some of the remaining 2007 grants, including $13,100 in grants we were awarded during 2005, $10,100 of which was to partially fund our PRO 140 program over a three and a half year period. In addition, there was increased activity under the NIH Contract. The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research, development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, including the annual approved budgets. The payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of March 31, 2007) is subject to achievement of specified milestones.

Product sales

Revenues from product sales decreased to $19 for the three months ended March 31, 2007 from $51 for the three months ended March 31, 2006. We received fewer orders for research reagents during 2007.

Index

Expenses:

Research and Development Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, product manufacturing costs and license fees. Research and development expenses increased to $23,171 for the three months ended March 31, 2007 from $10,558 for the three months ended March 31, 2006, as follows:

	Three Months Ended March 31,
	2007	2006	Percent Change

Salaries and benefits (cash)	$5,524	$3,832	44%

The increase was due to company-wide compensation increases and an increase in average headcount to 180 from 122 for the three months ended March 31, 2007 and 2006, respectively, in the research and development, manufacturing and clinical departments.

	Three Months Ended March 31,
	2007	2006	Percent Change

Share-based compensation (non-cash)	$1,615	$1,193	35%

Increase due to increase in headcount and changes in the fair market value of our common stock. (see Critical Accounting Policies − Share-Based Payment Arrangements, below). The amount of non-cash compensation expense is expected to increase in the future in conjunction with increased headcount.

	Three Months Ended March 31,
	2007	2006	Percent Change

Clinical trial costs	$4,649	$1,607	189%

Increase primarily related to Methylnaltrexone ($3,226) due to initiation of global pivotal phase 3 clinical trials for the intravenous form in the fourth quarter of 2006, HIV ($111), resulting from an increase in the PRO 140 trial activity in the 2007 period and Other projects ($1). The increases were partially offset by a decrease in Cancer-related costs ($296), due to achievement of full enrollment in our GMK phase 3 trial in the fourth quarter of 2005, which resulted in an increase in the number of patients completing the full trial regimen in 2006 and 2007 and, consequently, a decreased number of patients treated in the 2007 period. During the remainder of 2007, clinical trial costs are expected to increase as we conduct clinical trials of intravenous methylnaltrexone and PRO 140.

	Three Months Ended March 31,
	2007	2006	Percent Change

Laboratory supplies	$1,657	$927	79%

Increase in HIV-related costs ($278), due to manufacture of materials for clinical trials, an increase in basic research in 2007 for Cancer ($54), Other projects ($292) and computer software related to the preparation for filing of a New Drug Application for Methylnaltrexone ($106) in March 2007. These trends are expected to continue during 2007.

	Three Months Ended March 31,
	2007	2006	Percent Change

Contract manufacturing and subcontractors	$6,094	$1,135	437%

Increase in Methylnaltrexone ($180) related to clinical trials under our collaboration with Wyeth, HIV ($2,216), Cancer ($2,382) and Other projects ($181). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services and vary as the timing and level of such services are required. We expect these costs to increase during the remainder of 2007 as we expand our clinical trial costs for methylnaltrexone, PRO 140 and other projects.

Index

.
	Three Months Ended March 31,
	2007	2006	Percent Change

Consultants	$1,571	$572	175%

 Increases in Methylnaltrexone ($955), HIV ($23) and Other projects ($43), partially offset by a decrease in Cancer ($22). These expenses are related to the monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required. During 2007, consultant expenses are expected to increase for all of our research and development programs.

	Three Months Ended March 31,
	2007	2006	Percent Change

License fees	$750	$275	173%

Increase primarily related to payments in 2007 but not 2006 related to our Cancer program ($620) and HIV program ($5), partially offset by a decrease in Methylnaltrexone ($150) related to payments to the University of Chicago. The amounts of license fees for 2007 are expected to be similar to those for 2006.

	Three Months Ended March 31,
	2007	2006	Percent Change

Other operating expenses	$1,311	$1,017	29%

Increase primarily due to expenses related to rent ($139), facilities expenses ($23), seminar costs ($15), travel ($52) and other operating expenses ($65). In 2007, operating expenses are expected to increase over those of 2006, due to higher rent and facility expenses.

A major portion of our spending has been, and we expect will continue to be, associated with methylnaltrexone, although beginning in 2006, Wyeth has been reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth. Spending for our PRO 140 and other development programs is also expected to increase significantly during the remainder of 2007.

General and Administrative Expenses:

General and administrative expenses increased to $6,276 for the three months ended March 31, 2007 from $4,512 for the three months ended March 31, 2006, as follows:

	Three Months Ended March 31,
	2007	2006	Percent Change

Salaries and benefits (cash)	$1,958	$1,465	34%

Increase due to compensation increases and an increase in average headcount to 42 from 26 in the general and administrative departments for the three months ended March 31, 2007 and 2006, respectively, including the hiring of our Vice President, Commercial Development and Operations in January 2007.

	Three Months Ended March 31,
	2007	2006	Percent Change

Share-based compensation (non-cash)	$1,333	$1,030	29%

Increase due to increased headcount and changes in the fair market value of our common stock (see Critical Accounting Policies − Share-Based Payment Arrangements, below). The amount of non-cash compensation expense is expected to increase in the future in conjunction with increased headcount.

Index

	Three Months Ended March 31,
	2007	2006	Percent Change

Consulting and professional fees	$1,840	$1,108	66%

Increase due primarily to increases in consulting fees ($264), recruiting fees ($45), legal and patent fees ($416) and audit and tax fees ($12), which were partially offset by a decrease in other miscellaneous costs ($5).

	Three Months Ended March 31,
	2007	2006	Percent Change

Other operating expenses	$1,145	$909	26%

Increase in travel ($17), computer supplies and software ($85), rent ($43), investor relations ($70) conference costs ($2), and other operating expenses ($77) due to increased headcount, partially offset by a decrease in corporate sales and franchise taxes ($58). Operating costs are expected to increase during 2007

We expect general and administrative expenses to increase during the remainder of 2007 due to an increase in headcount.

	Three Months Ended March 31,
	2007	2006	Percent Change

Loss in Joint Venture		$121	(100%)

On April 20, 2006, PSMA LLC became our wholly owned subsidiary and, accordingly, we did not recognize loss in joint venture from the date of acquisition. During the three months ended March 31, 2006, our 50% portion of the research and development expenses and general and administrative expenses of PSMA LLC was $121.

	Three Months Ended March 31,
	2007	2006	Percent Change

Depreciation and Amortization	$492	$363	36%

Depreciation expense increased to $492 for the three months ended March 31, 2007 from $363 for the three months ended March 31, 2006. We purchased more capital assets and made more leasehold improvements in 2007 than in 2006 to increase our research and manufacturing capacity.

	Three Months Ended March 31,
	2007	2006	Percent Change

Other Income	$1,869	$1,910	(2%)

Interest income decreased to $1,869 for the three months ended March 31, 2007 from $1,910 for the three months ended March 31, 2006. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums and discounts we paid for those marketable securities. For the three months ended March 31, 2007 and 2006, investment income decreased to $1,820 from $1,932, respectively, due to a lower average balance of cash equivalents and marketable securities in 2007 than in 2006. Amortization of discounts net of premiums, which is included in interest income, decreased to ($49) from $22 for the three months ended March 31, 2007 and 2006, respectively.

Net Loss:

Our net loss was $10,433 for the three months ended March 31, 2007 and $2,643 for the three months ended March 31, 2006.

Index

Liquidity and Capital Resources

Overview

We have to date generated no meaningful amounts of product revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments, the proceeds from the exercise of outstanding options and warrants and the sale of our common stock under our Employee Stock Purchase Plans. At March 31, 2007, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $140.1 million compared with $149.1 million at December 31, 2006. Our existing cash, cash equivalents and marketable securities at March 31, 2007 are sufficient to fund current operations for at least one year. Our marketable securities, which include corporate debt and securities of government-sponsored entities, are classified as available for sale. The majority of these investments have short maturities. Interest rate increases during 2006 have generally resulted in a decrease in the market value of our portfolio. Based upon our currently projected sources and uses of cash, we intend to hold these securities until a recovery of fair value, which may be maturity. Therefore, we do not consider these marketable securities to be other-than-temporarily impaired at March 31, 2007.

The following is a discussion of cash flow activities:

	Three Months Ended March 31,
	2007	2006
	in thousands

Net cash (used in) provided by:
Operating activities	$(10,834)	$(5,184)
Investing activities	16,320	(35,983)
Financing activities	2,804	2,446

•
Cash used in operating activities for the three months ended March 31, 2007 resulted primarily from a net loss of $10.4 million, which was offset by $2.9 million of non-cash compensation expense from the issuance of restricted stock and stock options to employees and non-employees and $0.5 million of depreciation expense on our fixed assets. Significant changes in operating assets and liabilities between March 31, 2007 and December 31, 2006 were: a decrease of $5.3 million in deferred revenue resulting from the amortization of the $60 million upfront payment received from Wyeth in 2005; and an increase of $1.1 million in accounts payable and accrued expenses, due to timing of payments.

During the three months ended March 31, 2006, cash used in operating activities was mostly the result of a net loss of $2.6 million which was offset by $2.2 million of non-cash compensation expense from the issuance of restricted stock and stock options to employees and non-employees, $0.4 million in depreciation expense and $0.1 million of loss from our PSMA LLC joint venture. Significant changes in operating assets and liabilities between March 31, 2006 and December 31, 2005 were: a decrease of $2.9 million in deferred revenue resulting from the amortization of a portion of the upfront payment received from Wyeth. In addition, there was a decrease of $2.1 million in trade accounts receivable, primarily due to timing of the reimbursement of our first quarter 2006 expenses under grants and contract with the NIH; and a decrease of $3.7 million in accounts payable and accrued expenses due to timing of payments.

•
Net cash used in investing activities for the three months ended March 31, 2007 resulted primarily from the sale of $69.4 million of marketable securities offset by the purchase of $52.1 million of marketable securities. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. We also purchased $1.1 million and $0.8 million of fixed assets, during the three months ended March 31, 2007 and 2006, respectively, including capital equipment and leasehold improvements as we acquired and built out additional manufacturing space and purchased more laboratory equipment for our expanding research and development projects.

•
The net cash provided by financing activities for the three months ended March 31, 2007 and 2006 includes the exercise of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans. Cash received from exercises under such plans during the three months ended March 31, 2007 was more than that during the three months ended March 31, 2006 due to an increase in headcount.

Index

Sources of Cash

Since January 2006, Wyeth has been reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth, which is expected to continue through 2008. Wyeth has and will continue to provide milestone and other contingent payments upon the achievement of certain events. Wyeth will also fund all commercialization costs of methylnaltrexone products. For the three months ended March 31, 2007, we received $10.5 million of reimbursement of our development costs, which are within the development plan approved by the parties.

The funding by Wyeth of our development costs for methylnaltrexone enables us to devote our current and future resources to our other research and development programs. We may also enter into collaboration agreements with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of other collaboration agreements would further allow us to advance other projects with our current funds.

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

In September 2003, we were awarded a contract from the NIH. The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. These funds are being used principally in connection with our ProVax HIV vaccine program. A total of approximately $3.7 million is earmarked under the NIH Contract to fund subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through March 31, 2007, we had recognized revenue of $10.2 million from this contract, including $180,000 for the achievement of two milestones.

We have also been awarded grants from the NIH, which provide ongoing funding for a portion of our virology and cancer research programs for periods including the three months ended March 31, 2007 and 2006. Among those grants were two awards made during 2005, which provide for up to $3.0 million and $10.1 million, respectively, in support for our hepatitis C virus research program and PRO 140 HIV development program, respectively, to be awarded over a three year and a three and a half year period, respectively. Funding under all of our NIH grants is subject to compliance with their terms, and is subject to annual funding approvals. For the three months ended March 31, 2007 and 2006, we recognized $1.3 million and $1.8 million, respectively, of revenue from all of our NIH grants.

Other than amounts to be received from Wyeth and from currently approved grants and contracts, we have no committed external sources of capital. Other than potential revenues from methylnaltrexone, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

In January 2006, we registered 4.0 million shares of our common stock, pursuant to the Security and Exchange Commission’s shelf registration process, for future sales. However, there can be no assurance that we will be able to complete any further securities transactions.

Uses of Cash

Our total expenses for research and development, including license fees, from inception through March 31, 2007 have been approximately $320.4 million. We currently have major research and development programs investigating gastroenterology, HIV-related diseases and oncology. In addition, we are conducting several smaller research projects in the areas of virology and oncology. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs.

Index

For the three months ended March 31, 2007 and 2006, research and development costs incurred were as follows.

	Three Months Ended March 31,
	2007	2006
	(in millions)
Methylnaltrexone	$10.2	$5.3
HIV	6.4	3.2
Cancer	4.8	1.6
Other programs	1.8	0.5
Total	$23.2	$10.6

As we proceed with our development responsibilities under our methylnaltrexone programs, although we expect that our spending on methylnaltrexone will increase significantly during 2007, our cash outlays in accordance with the agreed upon development plan will be reimbursed by Wyeth. We also expect that spending on our PRO 140 and other programs will increase substantially during 2007 and beyond. Consequently, we may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions. Manufacturing and commercialization expenses for methylnaltrexone will be funded by Wyeth. However, if we exercise our option to co-promote methylnaltrexone products in the U.S., which must be approved by Wyeth, we will be required to establish and fund a salesforce, which we currently do not have. If we commercialize any other product candidate other than with a corporate collaborator, we would also require additional funding to establish manufacturing and marketing capabilities.

Our purchase of rights from our methylnaltrexone licensors in December 2005 have extinguished our cash payments that would have been due to those licensors in the future upon the achievement of certain events, including sales of methylnaltrexone products. We continue, however, to be responsible to make payments (including royalties) to the University of Chicago upon the occurrence of certain events.

During the three months ended March 31, 2007 and 2006, we have spent $1.1 million and $0.8 million, respectively, on capital expenditures, including the build-out of our laboratories and manufacturing facilities and laboratory equipment. During the remainder of 2007 and beyond, we expect further expenditures as we continue to lease and renovate additional laboratory and manufacturing space and increase headcount of our research and development and administrative staff.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of March 31, 2007 for future payments under these agreements:

		Payments due by March 31,
	Total	2008	2009-2010	2011-2012	Thereafter
	(in millions)
Operating leases	$7.5	$2.4	$4.2	$0.4	$0.5
License and collaboration agreements (1)	98.9	2.8	4.1	3.2	88.8
Total	$106.4	$5.2	$8.3	$3.6	$89.3

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

Index

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Our significant accounting policies are disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

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

Revenue Recognition

On December 23, 2005, we entered into a license and co-development agreement with Wyeth, which includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We began recognizing contract research revenue from Wyeth on January 1, 2006. During the three months ended March 31, 2007and 2006, we also recognized revenue from government research grants and contracts, which are used to subsidize a portion of certain of our research projects (“Projects”), exclusively from the NIH. We also recognized revenue from the sale of research reagents during those periods. We recognize revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition”, Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 (“EITF 99-19”) “Reporting Revenue Gross as a Principal Versus Net as an Agent”.

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

Index

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

Collaborations may also contain substantive milestone payments. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (1) the milestone payment is non-refundable; (2) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment (the “Substantive Milestone Method”).

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

NIH grant and contract revenue is recognized as efforts are expended and as related subsidized Project costs are incurred. We perform work under the NIH grants and contract on a best-effort basis. The NIH reimburses us for costs associated with Projects in the fields of virology and cancer, including preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. Substantive at-risk milestone payments are uncommon in these arrangements, but would be recognized as revenue on the same basis as the Substantive Milestone Method.

Index

Share-Based Payment Arrangements

Our share-based compensation to employees includes non-qualified stock options, restricted stock (nonvested shares) and shares issued under our Employee Stock Purchase Plans (the “Purchase Plans”), which are compensatory under Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (“SFAS No. 123(R)”). We account for share-based compensation to non-employees, including non-qualified stock options and restricted stock (nonvested shares), in accordance with Emerging Issues Task Force Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services, which is unchanged as a result of our adoption of SFAS No. 123(R).

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

•
Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the three months ended March 31, 2007 and 2006, the volatility of our common stock for periods equal to the expected term of options granted during those periods has been high, 55% - 89% and 94%, respectively, which is common for entities in the biotechnology industry that do not have commercial products. A higher volatility input to the Black-Scholes model increases the resulting compensation expense.

•
The expected term of options granted represents the period of time that options granted are expected to be outstanding. For the three months ended March 31, 2007, our expected term has been calculated based upon historical data related to exercise and post-termination cancellation activity for each of two groups of recipients of stock options: employees and officers and directors. Accordingly, for grants made to each of the groups mentioned above, we are using expected terms of 5.25 and 7.5 years, respectively. For the three months ended March 31, 2006, our expected term was calculated based upon the simplified method as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”). We used an expected term of 6.5 years for options granted in 2006, based upon the vesting period of the outstanding options of four or five years and a contractual term of ten years. Expected term for options granted to non-employee consultants was ten years, which is the contractual term of those options. A shorter expected term would result in a lower compensation expense.

•	We have never paid dividends and do not expect to pay dividends in the future. Therefore, our dividend rate is zero.

•	The risk-free rate for periods within the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Index

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

The fair value of shares purchased under the Purchase Plans is estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option. The same option valuation model is used for the Purchase Plans as for non-qualified stock options, except that the expected term for the Purchase Plans is six months and the historical volatility is calculated over the six month expected term.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. We incurred a net loss for the three months ended March 31, 2007 and 2006, and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

For the three months ended March 31, 2007, total compensation cost for share-based payment arrangements recognized in operations was $2.9 million; $1.6 million of which was reported as research and development expense and $1.3 million of which was reported as general and administrative expense. No tax benefit was recognized related to that compensation cost because we had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three months ended March 31, 2007.

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

Impact of Recently Issued Accounting Standards

On September 15, 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure the fair value of assets and liabilities when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 does not expand the use of fair value in any new circumstances. Under FAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. FAS 157 requires disclosures intended to provide information about (1) the extent to which companies measure assets and liabilities at fair value, (2) the methods and assumptions used to measure fair value, and (3) the effect of fair value measures on earnings. We will adopt FAS 157 on January 1, 2008. We do not expect the impact of the adoption of FAS 157 to be material to our financial position or results of operations.

Index

In February, 2007, the FASB issued FASB Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which provides companies with an option to report certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS159 is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact FAS 159 may have on our results of operations or financial position.

                 Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, corporate notes and federal agency issues. Our investments totaled $137.2 million at March 31, 2007. Approximately $72.6 million of these investments had fixed interest rates, and $64.6 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk for those investments. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair values of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the March 31, 2007 market interest rates would result in a decrease of approximately $0.45 million in the market values of these investments.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

    Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2006. In addition, the following risk factors have changed during the quarter ended March 31, 2007:

Index

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of March 31, 2007, we had an accumulated deficit of $220.8 million. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, if ever, other than potential revenues from methylnaltrexone. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of March 31, 2007, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $140.1 million. In December 2005, we received a $60 million upfront payment from Wyeth in connection with the signing of the license and co-development agreement relating to methylnaltrexone. During the three months ended March 31, 2007, we had a net loss of $10.4 million and cash used in operating activities was $10.8 million during the three months ended March 31, 2007.

Under our agreement with Wyeth, Wyeth is reimbursing us for future development and commercialization costs relating to methylnaltrexone starting January 1, 2006. As a result, although we expect that our spending on methylnaltrexone in 2007 and beyond will increase significantly from the amounts expended in 2006, our net expenses for methylnaltrexone will be reduced.

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

Our stock price has a history of significant volatility. Between January 1, 2002 and March 31, 2007, our stock price has ranged from $3.82 to $30.83 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

Index

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

At March 31, 2007, Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 17% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

              Item 6. Exhibits

(a)	Exhibits

10.6	Form of Indemnification Agreement
31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
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

PROGENICS PHARMACEUTICALS, INC.
Date: May 9, 2007	By:	/s/ Robert A. McKinney
Robert A. McKinney Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)