Form 10-Q
period 2007-06-30
PROGENICS PHARMACEUTICALS INC
filed 2007-08-08
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 6, 2007 there were 26,966,406 shares of common stock, par value $.0013 per share, of the registrant outstanding.

I

PROGENICS PHARMACEUTICALS, INC.

Index

PART I —    FINANCIAL INFORMATION

 Item 1.  Consolidated Financial Statements

PROGENICS  PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$35,061	$11,947
Marketable securities	75,954	113,841
Accounts receivable	2,022	1,699
Other current assets	2,605	3,181
Total current assets	115,642	130,668
Marketable securities	28,103	23,312
Fixed assets, at cost, net of accumulated depreciation and amortization	12,230	11,387
Restricted cash	548	544
Total assets	$156,523	$165,911

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$14,313	$11,852
Deferred revenue — current	27,248	26,989
Total current liabilities	41,561	38,841
Deferred revenue — long term	6,801	16,101
Deferred lease liability	124	123
Total liabilities	48,486	55,065
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding — none
Common stock, $.0013 par value; 40,000,000 shares authorized; issued and outstanding — 26,624,113 in 2007 and 26,199,016 in 2006	35	34
Additional paid-in capital	331,391	321,315
Accumulated deficit	(223,174)	(210,358)
Accumulated other comprehensive (loss)	(215)	(145)
Total stockholders’ equity	108,037	110,846
Total liabilities and stockholders’ equity	$156,523	$165,911

The accompanying notes are an integral part of these condensed financial statements.

Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Contract research and development from collaborator	$22,948	$17,044	$38,447	$25,533
Research grants and contract	2,486	2,064	4,606	4,526
Product sales	23	14	41	65
Total revenues	25,457	19,122	43,094	30,124

Expenses:
Research and development	22,581	29,978	45,752	40,537
General and administrative	6,196	5,016	12,471	9,528
Loss in joint venture				121
Depreciation and amortization	807	362	1,299	725
Total expenses	29,584	35,356	59,522	50,911

Operating loss	(4,127)	(16,234)	(16,428)	(20,787)

Other income:
Interest income	1,744	1,906	3,612	3,816

Net loss	$(2,383)	$(14,328)	$(12,816)	$(16,971)

Net loss per share - basic and diluted	$(0.09)	$(0.56)	$(0.48)	$(0.67)
Weighted-average shares - basic and diluted	26,569	25,569	26,468	25,462

The accompanying notes are an integral part of these condensed financial statements.

Index

.
PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss)	Stockholders’ Equity	Comprehensive (Loss)
Balance at December 31, 2006	26,199	$34	$321,315	$(210,358)	$(145)	$110,846
Compensation expense for vesting of share based payment arrangements			5,674			5,674
Issuance of restricted stock, net of forfeitures	1
Sale of Common Stock under employee stock purchase plans and exercise of stock options	424	1	4,421			4,422
Repurchase of restricted stock			(19)			(19)
Net (loss)				(12,816)		(12,816)	$(12,816)
Change in unrealized loss on marketable securities					(70)	(70)	(70)
Balance at June 30, 2007	26,624	$35	$331,391	$(223,174)	$(215)	$108,037	$(12,886)

The accompanying notes are an integral part of these condensed financial statements.

Index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(12,816)	$(16,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,299	725
Amortization of discounts, net of premiums, on marketable securities	(223)	55
Noncash expenses incurred in connection with vesting of share-based compensation awards	5,674	4,747
Expense of purchased technology related to PSMA LLC		13,209
Loss in joint venture		121
Write-off of fixed assets		2
Changes in assets and liabilities, net of effects of purchase of PSMA LLC:
(Increase) decrease in accounts receivable	(323)	1,669
Decrease (increase) in other current assets	576	(224)
Increase in accounts payable and accrued expenses	2,461	1,255
(Decrease) in amount due to joint venture		(194)
Decrease in investment in joint venture		250
(Decrease) in deferred revenue	(9,041)	(9,363)
(Decrease) in other current liabilities		(577)
Increase in deferred lease liability	1	28
Net cash used in operating activities	(12,392)	(5,268)
Cash flows from investing activities:
Capital expenditures	(2,142)	(3,005)
Sales of marketable securities	142,624	171,570
Purchase of marketable securities	(109,375)	(202,810)
Acquisition of PSMA LLC, net of cash acquired		(13,128)
Increase in restricted cash	(4)	(3)
Net cash provided by (used in) investing activities	31,103	(47,376)
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	4,422	3,859
Repurchase of restricted stock	(19)
Net cash provided by financing activities	4,403	3,859
Net increase (decrease) in cash and cash equivalents	23,114	(48,785)
Cash and cash equivalents at beginning of period	11,947	67,072
Cash and cash equivalents at end of period	$35,061	$18,287
Supplemental disclosure of noncash investing activity:
Fair value of assets, including purchased technology, acquired from PSMA LLC		$13,674
Cash paid for acquisition of PSMA LLC		(13,459)
Liabilities assumed from PSMA LLC		$215

The accompanying notes are an integral part of these condensed financial statements.

Index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS    (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. (the “Company” or “Progenics”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward gastroenterology, virology and oncology. The Company was incorporated in Delaware on December 1, 1986. On April 20, 2006, the Company acquired full ownership of PSMA Development Company LLC (“PSMA LLC”) by acquiring from CYTOGEN Corporation (“Cytogen”) its 50% interest in PSMA LLC. Certain of the Company’s intellectual property rights are held by wholly owned subsidiaries of Progenics. None of the Company’s subsidiaries, other than PSMA LLC, had operations during the six months ended June 30, 2007. Currently, all of the Company’s operations are conducted at one location in New York State. The Company’s chief operating decision maker reviews financial analyses and forecasts relating to all of the Company’s research programs as a single unit and allocates resources and assesses performance of such programs as a whole. Therefore, the Company operates under a single research and development segment.

The Company’s lead product candidate is methylnaltrexone.  The Company has entered into a license and co-development agreement with Wyeth Pharmaceuticals (“Wyeth”) for the development and commercialization of methylnaltrexone.  Under that agreement, the Company (i) has received an upfront payment from Wyeth, (ii) is entitled to receive additional payments as certain developmental milestones for methylnaltrexone are achieved, (iii) has been and will be reimbursed by Wyeth for expenses the Company incurs in connection with the development of methylnaltrexone under the development plan for methylnaltrexone agreed to between the Company and Wyeth, and (iv) will receive commercialization payments and royalties if, and when, methylnaltrexone is sold.  These payments will depend on the successful development and commercialization of methylnaltrexone, which is itself dependent on the actions of Wyeth and the U.S. Food and Drug Administration (“FDA”) and other regulatory bodies and the outcome of clinical and other testing of methylnaltrexone. Many of these matters are outside the control of the Company. Manufacturing and commercialization expenses for methylnaltrexone will be funded by Wyeth. During March 2007, the Company submitted a New Drug Application with the FDA for marketing approval in the United States for a subcutaneous formulation of methylnaltrexone for the treatment of opioid-induced constipation in patients receiving palliative care. In May 2007, Wyeth submitted a regulatory marketing application in the European Union for the same indication. Both applications were accepted for review in May 2007, which resulted in the Company earning a total of $9.0 million in milestone payments under its Collaboration Agreement with Wyeth. The Company and Wyeth are also developing intravenous and oral formulations of methylnaltrexone.

The Company’s other product candidates are not as advanced in development as methylnaltrexone, and the Company does not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term. The Company expects that its research and development expenses with respect to these other product candidates will increase significantly during the remainder of 2007 and beyond. However, as a result of Wyeth’s agreement to reimburse Progenics for methylnaltrexone development expenses, the Company is able to devote its current and future resources to its other research and development programs.

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

The Company has had recurring losses. At June 30, 2007, the Company had an accumulated deficit of $223.2 million and had cash, cash equivalents and marketable securities, including non-current portion, totaling $139.1 million. The Company expects that cash, cash equivalents and marketable securities at June 30, 2007 will be sufficient to fund current operations beyond one year. During the six months ended June 30, 2007, the Company had a net loss of $12.8 million and used cash in operating activities of $12.4 million.

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

2. Share-Based Payment Arrangements

On January 1, 2007, the Company began to estimate the expected term of stock options granted to employees and to officers and directors by using historical data for each of those two groups. During 2006, in accordance with Staff Accounting Bulletin 107, the Company had used the simplified method for that purpose. The Company changed its method of estimating expected term because sufficient historical data related to stock option exercise and post-employment cancellation activity had been accumulated to effectively anticipate future activity. During 2007, the expected term for options granted to the two groups mentioned above was 5.25 and 7.5 years, respectively. During 2006, the expected term for both groups, using the simplified method, was 6.5 years. The expected term for stock options granted to non-employee consultants was ten years, which was equal to the contractual term of those options. The expected volatility of stock options granted to each group was calculated based upon the periods of the respective expected terms. The impact of the change in estimate on net loss and net loss per share was immaterial.

The assumptions used by the Company in the Black-Scholes option pricing model to estimate the grant date fair values of stock options granted under the Plans during the six months ended June 30, 2007 and 2006 were as follows:

	For the Six Months Ended June 30,
	2007	2006

Expected volatility	55% - 87%	92%
Expected dividends	zero	zero
Expected term (in years)	5.25 - 10	6.5
Weighted average expected term (years)	6.91	6.5
Risk-free rate	4.48% - 4.64%	5.06%

      On June 11, 2007, the Company’s stockholders approved amendments to the 2005 Stock Incentive Plan to increase the number of authorized shares from 2.0 million to 3.95 million and to provide for the manner in which Awards are counted against that maximum share limitation.

During the six months ended June 30, 2007 and 2006, the fair value of shares purchased under the Purchase Plans was estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option, using the same option valuation model used for options granted under the Plans, except that the assumptions noted in the following table were used for the Purchase Plans:

	For the Six Months Ended June 30,
	2007	2006

Expected volatility	42%	38%
Expected dividends	zero	zero
Expected term	6 months	6 months
Risk-free rate	5.09%	4.05%

On June 11, 2007, the Company’s stockholders approved amendments to the Purchase Plans to increase the number of authorized shares from 1.0 million to 1.6 million for the Employee Stock Purchase Plan and from 300 to 500 for the Non-Qualified Employee Stock Purchase Plan. In addition, employees possessing 5% or more of the voting power or value of the Company’s common stock are no longer eligible to receive grants of stock options under the Non-Qualified Employee Stock Purchase Plan.

Index
                                       PROGENICS PHARMACEUTICALS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued   (unaudited)
        (amounts in thousands, except per share amounts or unless otherwise noted)

The total fair value of shares under all of the Company’s share-based payment arrangements that vested during the six months ended June 30, 2007 and 2006 was $5.7 million and $4.7 million, respectively; $3.2 million and $2.5 million, respectively, of which was reported as research and development expense and $2.5 million and $2.2 million, respectively, of which was reported as general and administrative expense. No tax benefit was recognized related to such compensation cost during both the six months ended June 30, 2007 and 2006 because the Company had a net loss for both periods and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six months ended June 30, 2007 and 2006.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. The Company incurred a net loss for the three and six months ended June 30, 2007 and 2006 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for each of those periods.

3. Accounts Receivable

	June 30, 2007	December 31, 2006
National Institutes of Health	$2,018	$1,697
Other	4	2
Total	$2,022	$1,699

4.  Accounts Payable and Accrued Expenses

	June 30, 2007	December 31, 2006
Accounts payable	$1,699	$1,559
Accrued consulting and clinical trial costs	9,530	7,404
Accrued payroll and related costs	1,632	990
Legal and professional fees	1,082	1,301
Other	370	598
Total	$14,313	$11,852

 5.  Revenue Recognition

In January 2006, the Company began recognizing revenues from Wyeth for reimbursement of its development expenses for methylnaltrexone as incurred under the development plan agreed between the Company and Wyeth and for a portion of the $60 million upfront payment the Company received from Wyeth, based on the proportion of the Company’s expected total effort to complete its development obligations, as reflected in the most recent budget approved by both the Company and Wyeth, that was actually expended during each fiscal quarter. During the three and six month periods ended June 30, 2007, the Company recognized $4.9 million and $9.9 million, respectively, of revenue from the $60 million upfront payment and $9.0 million and $19.5 million, respectively, as reimbursement for its out-of-pocket development costs. During the three and six month periods ended June 30, 2006, the Company recognized $4.9 million and $9.3 million, respectively, of revenue from the $60 million upfront payment and $12.1 million and $16.2 million, respectively, as reimbursement for its out-of-pocket development costs.

                                       PROGENICS PHARMACEUTICALS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — continued   (unaudited)
        (amounts in thousands, except per share amounts or unless otherwise noted)

In addition, during May 2007, the Company earned $9.0 million upon achievement of the two milestones anticipated in the Collaboration Agreement with Wyeth in connection with the  submission and acceptance for review of an NDA for a subcutaneous formulation of methylnaltrexone with the FDA and a comparable submission in the European Union. The Company considered those two milestones to be substantive based on the degree of risk at the inception of the Collaboration Agreement of not achieving the milestones, the amount of the payment received relative to the costs incurred since inception of the Collaboration Agreement to achieve the milestones and the passage of seventeen months from inception of the Collaboration Agreement and the achievement of those two milestones. Therefore, the Company recognized as revenue, in the quarter ended June 30, 2007, the $9.0 million earned from those two milestones.  There were no milestones or contingent events that were achieved during the six months ended June 30, 2006 for which revenue was recognized.

6.   Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted average number of common shares outstanding during the respective periods. For the three and six months ended June 30, 2007 and 2006, the Company reported a net loss and, therefore, no other potential common stock was included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2007
Basic and Diluted	$(2,383)	26,569	$(0.09)
Six months ended June 30, 2007
Basic and Diluted	$(12,816)	26,468	$(0.48)
Three months ended June 30, 2006
Basic and Diluted	$(14,328)	25,569	$(0.56)
Six months ended June 30, 2006
Basic and Diluted	$(16,971)	25,462	$(0.67)

Other potential common stock, which has been excluded from the diluted per share amounts because their effect would have been antidilutive, consist of the following:

	For the Three Months Ended June 30,
	2007		2006
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,541	$17.38	4,487	$14.62
Nonvested shares	375		253
Total	4,916		4,740

	For the Six Months Ended June 30,
	2007		2006
	Wtd. Avg. Number	Wtd. Avg. Exercise Price	Wtd. Avg. Number	Wtd. Avg. Exercise Price
Stock options	4,615	$17.08	4,507	$14.27
Nonvested shares	385		248
Total	5,000		4,755

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

  Upon adoption of FIN 48 and through June 30, 2007, the Company had no unrecognized tax benefits. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from June 30, 2007.  As of June 30, 2007, the Company is subject to federal and state income tax in the United States. Open tax years relate to years in which unused net operating losses were generated or, if used, for which the statute of limitation for examination by taxing authorities has not expired. Thus, upon adoption of FIN 48, the Company’s open tax years extend back to 1995, with the exception of 1997, during which the Company reported net income. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the six months ended June 30, 2007.

8.  Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss of the Company includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. For the three and six months ended June 30, 2007 and 2006, the components of comprehensive loss were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,383)	$(14,328)	$(12,816)	$(16,971)
Change in net unrealized loss on marketable securities	(149)	(55)	(70)	(196)
Comprehensive loss	$(2,532)	$(14,383)	$(12,886)	$(17,167)

9.  Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not limited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of June 30, 2007.

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

In February 2007, the FASB issued FASB Statement No. 159 The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which provides companies with an option to report certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of the adoption of FAS 159 to be material to its financial position or results of operations.

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). Currently, under FASB Statement No. 2, Accounting for Research and Development Costs, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. The Company is in the process of evaluating the expected impact of EITF 07-03 on its financial position and results of operations following adoption.

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. When we use the words ‘anticipates,’ ‘plans,’ ‘expects’ and similar expressions, it is identifying forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with our dependence on Wyeth to fund and to conduct clinical testing, to make certain regulatory submissions and to manufacture and market products containing methylnaltrexone, the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our products will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that products that appear promising in early clinical trials are later found not to work effectively or are not safe, the risk that we may not be able to manufacture commercial quantities of our products, the risk that our products, if approved for marketing, do not gain market acceptance sufficient to justify development and commercialization costs, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainty of future profitability and other factors set forth more fully in our Annual Report on Form 10-K for the year ended December 31, 2006 and in this Form 10-Q, including those described under the caption “Risk Factors”, and other periodic filings with the Securities and Exchange Commission, to which investors are referred for further information.

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

Gastroenterology

Our most advanced product candidate and likeliest source of product revenue is methylnaltrexone. In December 2005, we entered into a License and Co-development Agreement (the “Collaboration Agreement”) with Wyeth Pharmaceuticals (“Wyeth”) to develop and commercialize methylnaltrexone. The Collaboration Agreement involves the development and commercialization of three products: (i) a subcutaneous formulation of methylnaltrexone, to be used in patients with opioid-induced constipation; (ii) an intravenous formulation of methylnaltrexone, to be used in patients with post-operative ileus and (iii) an oral formulation of methylnaltrexone, to be used in patients with opioid-induced constipation.

Our work with methylnaltrexone has proceeded farthest as a treatment for opioid-induced constipation. We have successfully completed two pivotal phase 3 clinical trials of the subcutaneous formulation of methylnaltrexone in patients receiving palliative care, including patients with cancer, Acquired Immunodeficiency Syndrome (“AIDS”) and heart disease. We achieved positive results from our two pivotal phase 3 clinical trials (studies 301 and 302). All primary and secondary efficacy endpoints of both of the phase 3 studies were met and were statistically significant. The drug was generally well tolerated in both phase 3 trials.

Index

During March 2007, the Company submitted a New Drug Application with the FDA for marketing approval in the United States for a subcutaneous formulation of methylnaltrexone for the treatment of opioid-induced constipation in patients receiving palliative care. In May 2007, Wyeth submitted a regulatory marketing application in the European Union for the same indication. Both applications were accepted for review in May 2007, which resulted in the Company earning a total of $9.0 million in milestone payments under its Collaboration Agreement with Wyeth. In June 2007, the Company and Wyeth announced positive results in a three-month extension of the 302 study of a subcutaneous formulation of methylnaltrexone.

We are also developing an intravenous formulation of methylnaltrexone in collaboration with Wyeth for the management of post-operative ileus, a serious condition of the gastrointestinal tract. We and Wyeth are conducting two global pivotal phase 3 clinical trials to evaluate the safety and efficacy of an intravenous formulation of methylnaltrexone for the treatment of post-operative ileus.

Under the Collaboration Agreement, Wyeth is also developing an oral formulation of methylnaltrexone for the treatment of opioid-induced constipation in patients with chronic pain. Prior to the Collaboration Agreement, we had completed phase 1 clinical trials of an oral formulation of methylnaltrexone in healthy volunteers, which indicated that methylnaltrexone was well tolerated. In August 2006, Wyeth initiated a phase 2 clinical trial to evaluate once-daily dosing of an oral formulation of methylnaltrexone.  Preliminary results from the phase 2 trial, conducted by Wyeth, showed that the initial oral formulation of methylnaltrexone was generally well tolerated but did not exhibit sufficient clinical activity to advance into phase 3 testing. In March 2007, Wyeth began clinical testing of a new oral formulation of methylnaltrexone for the treatment of opioid-induced constipation and in July 2007 announced positive preliminary results from a phase 1 clinical trial of this new oral formulation of methylnaltrexone.

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

Virology

In the area of virology, we are developing viral entry inhibitors, which are molecules designed to inhibit the virus’ ability to enter certain types of immune system cells. In mid-2005, we announced positive phase 1 clinical findings related to PRO 140, a monoclonal antibody designed to target the HIV co-receptor CCR5, in healthy volunteers. A phase 1b trial of an intravenous formulation of PRO 140 in HIV-infected patients began in December 2005 and completed enrollment and dosing in December 2006. On May 1, 2007, we announced positive results from the phase 1b trial. Patients receiving a single 5.0 mg/kg dose of PRO 140, which was the highest dose tested, achieved an average maximum decrease of viral concentrations in the blood of 98.5% (1.83 log10). In these patients, reductions in viral load of greater than 90% (1.0 log10) on average persisted for two to three weeks after dosing. In addition, PRO 140 was generally well tolerated in this phase 1b proof-of-concept study. We have also developed a subcutaneous formulation of PRO 140 with the goal of developing a long-acting, self-administered therapy for HIV infection. PRO 140 has been granted Fast Track status from the U.S. Food and Drug Administration. We plan to initiate additional clinical testing of PRO 140 in the second half of 2007. We are also conducting research into therapeutics for hepatitis C virus infection that block viral entry into cells.

Oncology

We are developing immunotherapies for prostate cancer, including monoclonal antibodies directed against prostate-specific membrane antigen (“PSMA”), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. We have discontinued our GMK melanoma vaccine program. An independent data monitoring committee recommended that treatment in the European-based phase 3 trial, which began in 2001, be stopped because lack of efficacy was observed after an interim analysis.

Index

Results of Operations  (amounts in thousands)

Revenues:

Our sources of revenue during the three and six months ended June 30, 2007 and 2006 included our collaboration with Wyeth, which began in December 2005, our research grants and contracts and, to a small extent, our sale of research reagents.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2007	2006	Percent Change	2007	2006	Percent Change
Sources of Revenue

Contract research from collaborator	$ 22,948	$ 17,044	35%	$ 38,447	$ 25,533	51%
Research grants and contract	2,486	2,064	20%	4,606	4,526	2%
Product sales	23	14	64%	41	65	(37%)
Total	$ 25,457	$ 19,122	33%	$ 43,094	$ 30,124	43%

Contract research from collaborator

During the three months ended June 30, 2007 and 2006, we recognized $22,948 and $17,044, respectively, of revenue from Wyeth, including $4,931 and $4,934, respectively, of the $60,000 upfront payment we received upon entering into our collaboration in December 2005 and  $9,017 and $12,110, respectively, as reimbursement of our development expenses, including our labor costs. In addition, we recognized as revenue $9,000 of non-refundable milestone payments related to the acceptance for review of applications submitted for marketing approval of a subcutaneous formulation of methylnaltrexone in the U.S. and the European Union in May 2007. During the six months ended June 30, 2007 and 2006, we recognized $38,447 and $25,533, respectively, of revenue from Wyeth, including $9,919 and $9,363, respectively, of the $60,000 upfront payment we received upon entering into our collaboration in December 2005, $19,528 and $16,170, respectively, as reimbursement of our development expenses, including our labor costs and $9,000 of non-refundable milestone payments related to the acceptance for review of applications submitted for marketing approval of a subcutaneous formulation of methylnaltrexone in the U.S. and the European Union in the second quarter of 2007. From the inception of the Collaboration Agreement through June 30, 2007, we recognized $28,749 of revenue from the $60,000  upfront payment, $54,112 as reimbursement for our out-of-pocket development costs, including our labor costs, and a total of $14,000 for non-refundable milestone payments. We recognize a portion of the upfront payment in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations in that period relative to total remaining effort estimated in the most recent budget approved by both us and Wyeth for our performance obligations under the arrangement. Reimbursement of development costs, including our labor costs, is recognized as revenue as the costs are incurred under the development plan agreed to by us and Wyeth. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (1) the milestone payment is non-refundable; (2) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved in achieving the milestone, (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment. We have analyzed the facts and circumstances of the three milestones achieved since inception of the Collaboration Agreement with Wyeth and believe that they met those criteria for revenue recognition upon achievement of the respective milestones. See Critical Accounting Policies –Revenue Recognition, below.

Research grants and contract

Revenues from research grants and contract increased to $2,486 for the three months ended June 30, 2007 from $2,064 for the three months ended June 30, 2006. Of those amounts, $1,284 and $953 were earned from grants and $1,202 and $1,111 were earned from the contract awarded to us by the National Institutes of Health in September 2003 (the “NIH Contract”) for the three months ended June 30, 2007 and 2006, respectively. The increase resulted from new grants awarded in 2007 and an increase in work on some of the previously awarded grants, including $13,100 in grants we were awarded during 2005, $10,100 of which was to partially fund our PRO 140 program over a three and a half year period. In addition, there was increased activity under the NIH Contract. The NIH Contract provides for up to $28,600 in funding to us over five years for preclinical research and development and early clinical testing of a vaccine designed to prevent HIV from infecting individuals exposed to the virus. A total of approximately $3,700 is earmarked under the NIH Contract to fund such subcontracts. Funding under the NIH Contract is subject to compliance with its terms, including the annual approved budgets. The payment of an aggregate of $1,600 in fees (of which $180 had been recognized as revenue as of June 30, 2007) is subject to achievement of specified milestones.

Index

Revenues from research grants and contract increased slightly to $4,606 for the six months ended June 30, 2007 from $4,526 for the six months ended June 30, 2006. Of those amounts, $2,580 and $2,785 were earned from grants and $2,026 and $1,741 were earned from the NIH Contract for the six months ended June 30, 2007 and 2006, respectively. The change resulted primarily from increased activity on the NIH Contract, which was partially offset by the completion of work on several grants prior to the first quarter of 2007 and the increase in grant activity in the second quarter of 2007, as noted above.

Product sales

Revenues from product sales increased to $23 for the three months ended June 30, 2007 from $14 for the three months ended June 30, 2006. Revenues from product sales decreased to $41 for the six months ended June 30, 2007 from $65 for the six months ended June 30, 2006. We received fewer orders for research reagents during the first quarter of 2007 than in 2006, which was partially offset by an increase in orders for research reagents in the second quarter of 2007.

Expenses:

Research and Development Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, product manufacturing costs and license fees. Research and development expenses decreased to $22,581 for the three months ended June 30, 2007 from $29,978 for the three months ended June 30, 2006 and increased to $45,752 for the six months ended June 30, 2007 from $40,537 for the six months ended June 30, 2006, as follows:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2007	2006		2007	2006

Salaries and benefits (cash)	$6,412	$3,973	61%	$11,937	$7,805	53%

Three Months: Increase was due to Company-wide compensation increases and an increase in average headcount to 185 from 128 for the three months ended June 30, 2007 and 2006, respectively, in the research and development, manufacturing and clinical departments.

Six Months: Increase was due to Company-wide compensation increases and an increase in average headcount to 173 from 126 for the six months ended June 30, 2007 and 2006, respectively, in the research and development, manufacturing and clinical departments.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Share-based compensation (non-cash)	$1,561	$1,288	21%	$3,175	$2,481	28%

Three Months: Increase due to increase in headcount and changes in the fair market value of our common stock (see Critical Accounting Policies − Share-Based Payment Arrangements, below). The amount of non-cash compensation expense is expected to increase in the future in conjunction with increased headcount.

Six Months:  Increase due to increase in headcount and changes in the fair market value of our common stock (see Critical Accounting Policies − Share-Based Payment Arrangements, below). The amount of non-cash compensation expense is expected to increase in the future in conjunction with increased headcount.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Clinical trial costs	$3,747	$2,292	63%	$8,396	3,899	115%

Index

Three Months: Increase primarily related to Methylnaltrexone ($1,824) due to initiation of global pivotal phase 3 clinical trials for the intravenous formulation in the fourth quarter of 2006 and Other projects ($1), which were partially offset by decreases in HIV ($110), resulting from a decrease in the PRO 140 phase 1b clinical trial activity in the 2007 period, and Cancer-related costs ($260), due to achievement of full enrollment in our GMK phase 3 trial in the fourth quarter of 2005, which resulted in an increase in the number of patients completing the full trial regimen in 2006 and 2007 and, consequently, a decreased number of patients treated in the 2007 period. The decrease in GMK-related costs was partially offset by an increase in PSMA-related costs in the 2007 period. During the remainder of 2007, clinical trial costs are expected to increase as we conduct clinical trials of subcutaneous and intravenous formulations of methylnaltrexone and PRO 140.

Six Months:  Increase primarily related to Methylnaltrexone ($5,050) due to initiation of global pivotal phase 3 clinical trials for the intravenous formulation in the fourth quarter of 2006, HIV ($1), resulting from an increase in the PRO 140 phase 1b clinical trial activity in the first quarter of 2007 and a decrease in the second quarter of 2007, and Other projects ($2). The increases were partially offset by a decrease in Cancer-related costs ($556), due to achievement of full enrollment in our GMK phase 3 trial in the fourth quarter of 2005, which resulted in an increase in the number of patients completing the full trial regimen in 2006 and 2007 and, consequently, a decreased number of patients treated in the 2007 period. During the remainder of 2007, clinical trial costs are expected to increase as we conduct clinical trials of subcutaneous and intravenous formulations of methylnaltrexone and PRO 140.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Laboratory supplies	$2,194	$1,143	92%	$3,851	$2,070	86%

Three Months: Increase in HIV-related costs ($154), due to manufacture of materials for future clinical trials, an increase in basic research in 2007 for Cancer (primarily PSMA) ($201) and Other projects ($371), and computer software related to the preparation for submission of a New Drug Application for Methylnaltrexone ($325) in March 2007. These trends are expected to continue during 2007.

Six Months:  Increase in HIV-related costs ($432), due to manufacture of materials for future clinical trials, an increase in basic research in 2007 for Cancer (primarily PSMA) ($255) and Other projects ($663), and computer software related to the preparation for submission of a New Drug Application for Methylnaltrexone ($431) in March 2007. These trends are expected to continue during 2007.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Contract manufacturing and subcontractors	$5,693	$4,911	16%	$11,787	$6,046	95%

Three Months: Increase in HIV ($744), Cancer ($2,146) and Other projects ($329), which were partially offset by a decrease in Methylnaltrexone ($2,437) related to the normal course of timing of clinical trials under our collaboration with Wyeth. These expenses are related to testing, analysis, formulation and toxicology services, for the conduct of clinical trials and basic research, and vary as the timing and level of such services are required. We expect these costs to increase during the remainder of 2007 as we expand our clinical trial costs for methylnaltrexone and PRO 140 and basic research for other projects.

Six Months: Increase in HIV ($2,960), Cancer ($4,528) and Other projects ($510), which were partially offset by a decrease in Methylnaltrexone ($2,257) related to clinical trials under our collaboration with Wyeth. These expenses are related to testing, analysis, formulation and toxicology services, for the conduct of clinical trials and basic research, and vary as the timing and level of such services are required. We expect these costs to increase during the remainder of 2007 as we expand our clinical trial costs for methylnaltrexone, PRO 140 and basic research for other projects.

Index

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Consultants	$1,131	$1,522	(26%)	$2,702	$2,094	29%

 Three Months: Decrease in Methylnaltrexone ($680), partially offset by increases in HIV ($81), Cancer ($66), and Other projects ($142). These expenses are related to the monitoring of clinical trials and analysis of data from completed clinical trials and basic research projects, which vary as the timing and level of such services are required. During the remainder of 2007, consultant expenses are expected to increase for all of our research and development programs.

Six Months: Increases in Methylnaltrexone ($275), HIV ($104), Cancer ($44) and Other projects ($185). These expenses are related to the monitoring of clinical trials and analysis of data from completed clinical trials and basic research projects, which vary as the timing and level of such services are required. During 2007, consultant expenses are expected to increase for all of our research and development programs.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

License fees	$210	$152	38%	$960	$428	124%

Three Months: Increase primarily related to payments in 2007 but not 2006 related to our HIV program ($151), partially offset by a decrease in payments under our programs in Cancer ($90) and Methylnaltrexone ($3) related to payments to the University of Chicago. The amounts of license fees for the remainder of 2007 are expected to increase over those for 2006.

Six Months: Increase primarily related to payments in 2007 but not 2006 related to our Cancer program ($530) and HIV program ($155), partially offset by a decrease in Methylnaltrexone ($153) related to payments to the University of Chicago. The amounts of license fees for the remainder of 2007 are expected to increase over those for 2006.

	Three Months Ended June 30,		Percent Change	Six Months EndedJune 30,		Percent Change
	2007	2006		2007	2006

Other operating expenses	$1,633	$14,697	(89%)	$2,944	$15,714	(81%)

Three Months: Decrease primarily due to $13,209 of expense related to the acquisition of Cytogen’s 50% interest in PSMA LLC during 2006 and decreases in rent ($134) and travel ($43), which were partially offset by increases in expenses related to facilities ($42), insurance ($132), and other operating expenses ($148). The decrease in rent expense was due to decreased energy costs in 2007, which were partially offset by an increase due to additional space and rental rates in 2007. During the remainder of 2007, except for expenses related to the acquisition of Cytogen's interest in PSMA LLC, operating expenses are expected to increase over those of 2006, due to higher rent and facility expenses.

Six Months: Decrease primarily due to $13,209 of expense related to the acquisition of Cytogen’s 50% interest in PSMA LLC during 2006 and an increase in expenses related to rent ($5), facilities expenses ($103), travel ($9), insurance ($159) and other operating expenses ($163). During the remainder of 2007, except for expenses related to the acquisition of Cytogen's interest in PSMA LLC,operating expenses are expected to increase over those of 2006, due to higher rent and facility expenses.

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

Index

General and Administrative Expenses:

General and administrative expenses increased to $6,196 for the three months ended June 30, 2007 from $5,016 for the three months ended June 30, 2006 and to $12,471 for the six months ended June 30, 2007 from $9,528 for the six months ended June 30, 2006, as follows:

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Salaries and benefits (cash)	$1,820	$1,493	22%	$3,777	$2,958	28%

Three Months: Increase due to compensation increases and an increase in average headcount to 42 from 31 in the general and administrative departments for the three months ended June 30, 2007 and 2006, respectively.

Six Months: Increase due to compensation increases and an increase in average headcount to 41 from 28 in the general and administrative departments for the three months ended June 30, 2007 and 2006, respectively, including the hiring of our Vice President, Commercial Development and Operations in January 2007.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Share-based compensation (non-cash)	$1,165	$1,240	(6%)	$2,499	$2,270	10%

Three Months: Decrease due to completion of vesting of certain stock options in 2006 for which no further compensation expense was recognized, which was partially offset by an increase in 2007 due to increased headcount and changes in the fair market value of our common stock (see Critical Accounting Policies − Share-Based Payment Arrangements, below). The amount of non-cash compensation expense is expected to increase in the future in conjunction with increased headcount.

Six Months: Increase due to increased headcount and changes in the fair market value of our common stock (see Critical Accounting Policies − Share-Based Payment Arrangements, below), which was partially offset by a decrease due to completion of vesting of certain stock options in 2006 for which no further compensation expense was recognized. The amount of non-cash compensation expense is expected to increase in the future in conjunction with increased headcount.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Consulting and professional fees	$1,906	$1,124	70%	$3,746	$2,232	68%

Three Months: Increase due primarily to increases in consulting fees ($394), recruiting fees ($26), legal and patent fees ($391) and other miscellaneous costs ($38), which were partially offset by a decrease in audit and tax fees ($67).

Six Months: Increase due primarily to increases in consulting fees ($658), recruiting fees ($71), legal and patent fees ($807) and other miscellaneous costs ($33), which were partially offset by a decrease in audit and tax fees ($55).

Index

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Other operating expenses	$1,305	$1,159	13%	$2,449	$2,068	18%

Three Months: Increase in investor relations ($16) and conference costs ($4), travel ($31), insurance ($16), computer supplies and software ($10), and other operating expenses ($175) due to increased headcount, partially offset by a decrease in rent ($48) and corporate sales and franchise taxes ($58). The decrease in rent expense was due to decreased energy costs in 2007, which were partially offset by an increase due to additional space and rental rates in 2007. Other operating costs are expected to increase during the remainder of 2007.

Six Months:  Increase in investor relations ($86) and conference costs ($5), travel ($48), insurance ($5), computer supplies and software ($94), and other operating expenses ($264) due to increased headcount, partially offset by a decrease in rent ($5) and corporate sales and franchise taxes ($116). Other operating costs are expected to increase during the remainder of 2007.

We expect general and administrative expenses to increase during the remainder of 2007 due to an increase in headcount.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Loss in Joint Venture	$0	$0	0%	$0	$121	(100%)

On April 20, 2006, PSMA LLC became our wholly owned subsidiary and, accordingly, we did not recognize loss in joint venture from the date of acquisition. During the six months ended June 30, 2006, our 50% portion of the research and development expenses and general and administrative expenses of PSMA LLC was $121.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Depreciation and amortization	$807	$362	123%	$1,299	$725	79%

Three Months: Depreciation expense increased to $807 for the three months ended June 30, 2007 from $362 for the three months ended June 30, 2006. We purchased more capital assets and made more leasehold improvements in 2007 than in 2006 to increase our research and manufacturing capacity.

Six Months: Depreciation expense increased to $1,299 for the six months ended June 30, 2007 from $725 for the six months ended June 30, 2006. We purchased more capital assets and made more leasehold improvements in 2007 than in 2006 to increase our research and manufacturing capacity.

	Three Months Ended June 30,		Percent Change	Six Months Ended June 30,		Percent Change
	2007	2006		2007	2006

Other income	$1,744	$1,906	(8%)	$3,612	$3,816	(5%)

Three Months: Interest income decreased to $1,744 for the three months ended June 30, 2007 from $1,906 for the three months ended June 30, 2006. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums and discounts we paid for those marketable securities. For the three months ended June 30, 2007 and 2006, investment income decreased to $1,569 from $1,939, respectively, due to a lower average balance of cash equivalents and marketable securities in 2007 than in 2006. Amortization of discounts net of premiums, which is included in interest income, decreased to ($175) from $33 for the three months ended June 30, 2007 and 2006, respectively.

Index

Six Months: Interest income decreased to $3,612 for the six months ended June 30, 2007 from $3,816 for the six months ended June 30, 2006. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums and discounts we paid for those marketable securities. For the six months ended June 30, 2007 and 2006, investment income decreased to $3,389 from $3,871, respectively, due to a lower average balance of cash equivalents and marketable securities in 2007 than in 2006. Amortization of discounts net of premiums, which is included in interest income, decreased to ($223) from $55 for the three months ended June 30, 2007 and 2006, respectively.

Net Loss:

Our net loss was $2,383 for the three months ended June 30, 2007 compared to $14,328 for the three months ended June 30, 2006 and $12,816 for the six months ended June 30, 2007 compared to $16,971 for the six months ended June 30, 2006.

Liquidity and Capital Resources

Overview

We have to date generated no meaningful amounts of product revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments, the proceeds from the exercise of outstanding options and warrants and the sale of our common stock under our Employee Stock Purchase Plans. At June 30, 2007, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $139.1 million compared with $149.1 million at December 31, 2006. Our existing cash, cash equivalents and marketable securities at June 30, 2007 are sufficient to fund current operations for at least one year. Our marketable securities, which include corporate debt and securities of government-sponsored entities, are classified as available for sale. The majority of these investments have short maturities. Interest rate increases during 2007 have generally resulted in a minor decrease in the market value of our portfolio. Based upon our currently projected sources and uses of cash, we intend to hold these securities until a recovery of fair value, which may be maturity. Therefore, we do not consider these marketable securities to be other-than-temporarily impaired at June 30, 2007.

The following is a discussion of cash flow activities:

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,392)	$(5,268)
Investing activities	$31,103	$(47,376)
Financing activities	$4,403	$3,859

•
Cash used in operating activities for the six months ended June 30, 2007 resulted primarily from a net loss of $12.8 million, which was offset by $5.7 million of non-cash compensation expense from the issuance of restricted stock and stock options to employees and non-employees and $1.3 million of depreciation expense on our fixed assets. Significant changes in operating assets and liabilities between June 30, 2007 and December 31, 2006 were: a decrease of $9.0 million in deferred revenue resulting from the amortization of the $60 million upfront payment received from Wyeth in 2005, and an increase of $2.5 million in accounts payable and accrued expenses, due to timing of payments.

During the six months ended June 30, 2006, cash used in operating activities was mostly the result of a net loss of $17.0 million which was offset by $4.7 million of non-cash compensation expense from the issuance of restricted stock and stock options to employees and non-employees, $0.7 million in depreciation expense, $13.2 million of expenses related to the acquisition of PSMA LLC and $0.1 million of loss from our PSMA LLC joint venture. Significant changes in operating assets and liabilities between June 30, 2006 and December 31, 2005 were: a decrease of $9.4 million in deferred revenue resulting from the amortization of a portion of the upfront payment received from Wyeth. In addition, there was a decrease of $1.7 million in trade accounts receivable, primarily due to timing of the reimbursement of our first quarter 2006 expenses under grants and contract with the NIH; and an increase of $1.3 million in accounts payable and accrued expenses due to timing of payments.

Index

•
Net cash used in investing activities for the six months ended June 30, 2007 resulted primarily from the sale of $142.6 million of marketable securities offset by the purchase of $109.4 million of marketable securities. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. We also purchased $2.1 million and $3.0 million of fixed assets, during the six months ended June 30, 2007 and 2006, respectively, including capital equipment and leasehold improvements as we acquired and built out additional manufacturing space and purchased more laboratory equipment for our expanding research and development projects.

•
The net cash provided by financing activities for the six months ended June 30, 2007 and 2006 includes the exercise of stock options under our Stock Incentive Plans and the sale of common stock under our Employee Stock Purchase Plans. Cash received from exercises under such plans during the six months ended June 30, 2007 was more than that during the six months ended June 30, 2006 due to an increase in headcount.

Sources of Cash

Since January 2006, Wyeth has been reimbursing us for development expenses we incur related to methylnaltrexone under the development plan agreed to between us and Wyeth, which is currently expected to continue through 2008. Wyeth has and will continue to provide milestone and other contingent payments upon the achievement of certain events. Wyeth will also fund all commercialization costs of methylnaltrexone products. For the six months ended June 30, 2007, we received $19.5 million of reimbursement of our development costs and $9.0 million of milestone payments related to the acceptance for review of applications submitted for marketing approval of a subcutaneous formulation of methylnaltrexone in the U.S. and the European Union, which are within the development plan approved by the parties.

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

In September 2003, we were awarded a contract from the NIH. The NIH Contract provides for up to $28.6 million in funding, subject to annual funding approvals, to us over five years for preclinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. These funds are being used principally in connection with our ProVax HIV vaccine program. A total of approximately $3.7 million is earmarked under the NIH Contract to fund subcontracts. Funding under the NIH Contract is subject to compliance with its terms, and the payment of an aggregate of $1.6 million in fees is subject to achievement of specified milestones. Through June 30, 2007, we had recognized revenue of $11.4 million from this contract, including $180,000 for the achievement of two milestones.

We have also been awarded grants from the NIH, which provide ongoing funding for a portion of our virology and cancer research programs for periods including the six months ended June 30, 2007 and 2006. Among those grants were two awards made during  2005, which provide for up to $3.0 million and $10.1 million, respectively, in support for our hepatitis C virus research program and PRO 140 HIV development program, respectively, to be awarded over a three year and a three and a half year period, respectively. Funding under all of our NIH grants is subject to compliance with their terms, and is subject to annual funding approvals. For the six months ended June 30, 2007 and 2006, we recognized $2.6 million and $2.8 million, respectively, of revenue from all of our NIH grants.

Other than amounts to be received from Wyeth and from currently approved grants and contracts, we have no committed external sources of capital. Other than potential revenues from methylnaltrexone, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

Index

In January 2006, we registered 4.0 million shares of our common stock, pursuant to the Securities and Exchange Commission’s shelf registration process, for future sales. However, there can be no assurance that we will be able to complete any further securities transactions.

Uses of Cash

Our total expenses for research and development, including license fees, from inception through June 30, 2007 have been approximately $343.0 million. We currently have major research and development programs investigating gastroenterology, HIV-related diseases and oncology.  In addition, we are conducting several smaller research projects in the areas of virology and oncology. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs.

For the six months ended June 30, 2007 and 2006, research and development costs incurred were as follows. Expenses for Cancer for the six months ended June 30, 2006 include $13.2 million related to our purchase of Cytogen’s interest in our PSMA joint venture.

	Six Months Ended June 30,
	2007	2006
	(in millions)
Methylnaltrexone	$19.6	$14.7
HIV	12.5	7.6
Cancer	9.7	16.9
Other programs	4.0	1.3
Total	$45.8	$40.5

Although we expect that our spending on methylnaltrexone will increase during the remainder of 2007, our cash outlays in accordance with the agreed upon development plan will be reimbursed by Wyeth. We also expect that spending on our PRO 140 and other programs will increase substantially during 2007 and beyond. Consequently, we may require additional funding to continue our research and product development programs, to conduct preclinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions. Manufacturing and commercialization expenses for methylnaltrexone will be funded by Wyeth. However, if we exercise our option to co-promote methylnaltrexone products in the U.S., which must be approved by Wyeth, we will be required to establish and fund a sales force, which we currently do not have. If we commercialize any other product candidate other than with a corporate collaborator, we would also require additional funding to establish manufacturing and marketing capabilities.

Our purchase of rights from our methylnaltrexone licensors in December 2005 has extinguished our cash payments that would have been due to those licensors in the future upon the achievement of certain events, including sales of methylnaltrexone products. We continue, however, to be responsible to make payments (including royalties) to the University of Chicago upon the occurrence of certain events.

During the six months ended June 30, 2007 and 2006, we have spent $2.1 million and $3.0 million, respectively, on capital expenditures, including the build-out of our laboratories and manufacturing facilities and laboratory equipment. During the remainder of 2007 and beyond, we expect further expenditures as we continue to lease and renovate additional laboratory, manufacturing and office space and increase headcount of our research and development and administrative staff.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of June 30, 2007 for future payments under these agreements:

		Payments due by June 30,
	Total	2008	2009-2010	2011-2012	Thereafter
	(in millions)
Operating leases	$ 7.7	$ 2.7	$ 4.1	$ 0.4	$ 0.5
License and collaboration agreements (1)	98.7	1.8	7.2	3.9	85.8
Total	$106.4	$ 4.5	$ 11.3	$ 4.3	$ 86.3
_______________

(1)
Assumes attainment of milestones covered under each agreement, including those by PSMA LLC. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table.

Index

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Our significant accounting policies are disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. We evaluate our estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

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

Revenue Recognition

On December 23, 2005, we entered into a license and co-development agreement with Wyeth, which includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We began recognizing contract research revenue from Wyeth on January 1, 2006. During the six months ended June 30, 2007 and 2006, we also recognized revenue from government research grants and contracts, which are used to subsidize a portion of certain of our research projects (“Projects”), exclusively from the NIH. We also recognized revenue from the sale of research reagents during those periods. We recognize revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) Revenue Recognition, Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) Accounting for Revenue Arrangements with Multiple Deliverables and EITF Issue No. 99-19 (“EITF 99-19”) Reporting Revenue Gross as a Principal Versus Net as an Agent.

Index

Non-refundable upfront license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and steering committee services, can be separated in accordance with EITF 00-21. We would recognize upfront license payments as revenue upon delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations, typically including research or steering committee services, could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations could not be determined, the upfront license payments would be recognized as revenue over the estimated period of when our performance obligations are performed.

We must determine the period over which the performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents will typically be used as the measure of performance. Under the proportionate performance method, revenue related to upfront license payments is recognized in any period as the percent of actual effort expended in that period relative to total effort estimated in the most current budget approved by both Wyeth and us for all of our performance obligations under the arrangement. Significant management judgment is required in determining the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement. Those judgments are based on the expertise of our project leaders regarding the estimated amount of effort, in terms of full-time equivalent employees, required to accomplish the development tasks specified in each approved budget. In turn, the approval by each party of the tasks that we are required to accomplish within the timeframe of an approved budget is the result of a process of discussion between the parties. During the period of an approved budget, the amount of the upfront license payment that is recognized as revenue in any period will increase or decrease as the percentage of actual effort increases or decreases, as described above. When a new budget is approved, generally annually, the remaining unrecognized amount of the upfront license fee will be recognized, using the methodology described above to apply any changes in the total estimated effort or period of development that is specified in the revised approved budget. Although the amounts of the upfront license payment that we recognized as revenue for each quarter during the three and six months ended June 30, 2007 and 2006 were based upon several revised approved budgets, those amounts were not materially impacted by the revised budgets. However, due to the significant judgments involved, changes in any of these judgments are reasonably likely to occur in the future which could have a material impact on our revenue recognition.

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

Collaborations may also contain substantive milestone payments. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (1) the milestone payment is non-refundable; (2) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (3) substantive effort is involved in achieving the milestone; (4) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and (5) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment (the “Substantive Milestone Method”).

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

Index

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

We adopted SFAS No. 123(R) using the modified prospective application, under which compensation cost for all share-based awards that were unvested as of the adoption date and those newly granted or modified after the adoption date are recognized in our financial statements over the related requisite service periods; usually the vesting periods for awards with a service condition. Compensation cost is based on the grant-date fair value of awards that are expected to vest. We apply a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data on vesting behavior of employees. We adjust the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in our estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period. We have made an accounting policy decision to use the straight-line method of attribution of compensation expense, under which the grant date fair value of share-based awards will be recognized on a straight-line basis over the total requisite service period for the total award.

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

Index

•
Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the six months ended June 30, 2007 and 2006, the volatility of our common stock for periods equal to the expected term of options granted during those periods has been high, 55%-87% and 92%, respectively, which is common for entities in the biotechnology industry that do not have commercial products. A higher volatility input to the Black-Scholes model increases the resulting compensation expense.

•
The expected term of options granted represents the period of time that options granted are expected to be outstanding. For the six months ended June 30, 2007, our expected term has been calculated based upon historical data related to exercise and post-termination cancellation activity for each of two groups of recipients of stock options: employees and officers and directors. Accordingly, for grants made to each of the groups mentioned above, we are using expected terms of 5.25 and 7.5 years, respectively. For the six months ended June 30, 2006, our expected term was calculated based upon the simplified method as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”). We used an expected term of 6.5 years for options granted in 2006, based upon the vesting period of the outstanding options of four or five years and a contractual term of ten years. Expected term for options granted to non-employee consultants was ten years, which is the contractual term of those options. A shorter expected term would result in a lower compensation expense.

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

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. We incurred a net loss for the three and six months ended June 30, 2007 and 2006, and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

For the six months ended June 30, 2007, total compensation cost for share-based payment arrangements recognized in operations was $5.7 million; $3.2 million of which was reported as research and development expense and $2.5 million of which was reported as general and administrative expense. No tax benefit was recognized related to that compensation cost because we had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six months ended June 30, 2007.

Index

Research and Development Expenses Including Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed based on the expected total number of patients in the trial, the rate at which the patients enter the trial and the period over which the clinical investigators and clinical research organizations are expected to provide services. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. We expect that clinical trial expenses will increase significantly during 2007 as clinical trials progress or are initiated in the methylnaltrexone and HIV programs. Our collaboration agreement with Wyeth regarding methylnaltrexone in which Wyeth has assumed all of the financial responsibility for further development will mitigate those costs. In addition, we estimate the amounts of other research and development expenses, for which invoices have not been received at the end of a period, based upon communication with third parties that have provided services or goods during the period.

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

On June 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3, Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities (“EITF 07-03”). Currently, under FASB Statement No. 2, Accounting for Research and Development Costs, nonrefundable advance payments for future research and development activities for materials, equipment, facilities, and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized until the goods have been delivered or the related services have been performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. The Company is in the process of evaluating the expected impact of EITF 07-03 on its financial position and results of operations following adoption.

Index

       Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction securities, corporate notes and federal agency issues. Our investments totaled $123.9 million at June 30, 2007. Approximately $79.4 million of these investments had fixed interest rates, and $44.5 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk for those investments. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair values of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2007 market interest rates would result in a decrease of approximately $0.063 million in the market values of these investments.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

    Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2006. In addition, the following risk factors have changed during the quarter ended June 30, 2007:

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of June 30, 2007, we had an accumulated deficit of $223.2 million. We have derived no significant revenues from product sales or royalties. We do not expect to achieve significant product sales or royalty revenue for a number of years, if ever, other than potential revenues from methylnaltrexone. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval to market our products and then commercializing, either alone or with others, our products. We may not be able to develop and commercialize products. Moreover, our operations may not be profitable even if any of our products under development are commercialized.

Index

We are likely to need additional financing, but our access to capital funding is uncertain.

As of June 30, 2007, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $139.1 million. In December 2005, we received a $60 million upfront payment from Wyeth in connection with the signing of the license and co-development agreement relating to methylnaltrexone. During the six months ended June 30, 2007, we had a net loss of $12.8 million and cash used in operating activities was $12.4 million during the six months ended June 30, 2007.

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

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Paul J. Maddon, our Chief Executive Officer and Chief Science Officer, could cause our management and operations to suffer. Our employment agreement with Dr. Maddon, the initial term of which ran through June 30, 2005, was automatically renewed for an additional period of two years through June 30, 2007, but has now expired. Dr. Maddon continues to be employed by us and is receiving compensation from us at the same rate as was specified in the expired contract. We are in discussions with Dr. Maddon regarding a new employment agreement. Employment agreements do not assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

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

Our stock price has a history of significant volatility. Between January 1, 2002 and June 30, 2007, our stock price has ranged from $3.82 to $30.83 per share. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. Moreover, the stocks of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

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

At June 30, 2007, Dr. Maddon and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately 17% of our outstanding shares of common stock. These persons, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock.

Index

            Item 4. Submission of Matters to a Vote of Security Holders

              The Company’s Annual Meeting of Stockholders was held on June 11, 2007. The matters voted upon at the meeting were (i) the election of eight directors of the Company; (ii) the approval of amendments to the 1998 Employee Stock Purchase Plan and the 1998 Non-Qualified Employee Stock Purchase Plan; (iii) the approval of an amendment to the 2005 Stock Incentive Plan and (iv) the ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

(i)Election of Directors
Nominee	Votes For	Votes Against	Withheld	Abstentions/ Broker Non-Votes
Paul J. Maddon, M.D., Ph.D.	22,287,708	0	731,845	0
Charles A. Baker	21,319,530	0	1,700,023	0
Kurt W. Briner	22,411,409	0	608,144	0
Mark F. Dalton	20,738,888	0	2,280,665	0
Stephen P. Goff, Ph.D.	17,610,620	0	5,408,933	0
Paul F. Jacobson	21,321,855	0	1,697,698	0
David A. Scheinberg, M.D., Ph.D.	22,283,378	0	736,175	0
Nicole S. Williams	22,411,609	0	607,944	0

(ii) Approve Amendments to the 1998 Employee Stock Purchase Plans	14,352,646	2,228,439	16,335	6,422,133

(iii) Approve Amendment to the 2005 Stock Incentive Plan	12,382,219	4,193,273	21,928	6,422,133

(iv) Ratification of PricewaterhouseCoopers LLP	22,841,423	168,950	9,180

              Item 6. Exhibits

(a)	Exhibits

31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
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

PROGENICS PHARMACEUTICALS, INC.
Date: August 8, 2007	By:	/s/ Robert A. McKinney
Robert A. McKinney Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)