Form 10-K/A
period 2006-12-31
PROGENICS PHARMACEUTICALS INC
filed 2007-09-19
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2006, based upon the closing price of the Common Stock on The NASDAQ Stock Market LLC of $24.06 per share, was approximately $384,663,000 (1). As of March 14, 2007, 26,444,178 shares of Common Stock, par value $0.0013 per share, were outstanding.

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

PART III
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURE
EXHIBIT INDEX
EX-10.28: CONSULTING AGREEMENT
EX-21.1: SUBSIDIARIES
EX-31.3: CERTIFICATION
EX-31.4: CERTIFICATION

EXPLANATORY NOTE
          Progenics Pharmaceuticals, Inc. (the “Registrant”) is filing this Amendment No.1 to its Annual Report on Form 10-K for the year ended December 31, 2006, as originally filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2007, for the purpose of filing Exhibits 10.28 and 21.1 and amending and restating Item 14, Item 15 and the Exhibit Index. The Exhibit Index is also being amended to add new officer certifications in accordance with Rule 13a-14(a) of the Exchange Act.
          This Amendment No. 1 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosure contained in the original Form 10-K. This Amendment, together with the Annual Report on Form 10-K of the Registrant previously filed for the year ended December 31, 2006, constitutes the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2006.
PART III
Item 14. Principal Accounting Fees and Services
          The information called for by this item will be included under the caption “Fees Billed for Services Rendered by our Independent Registered Public Accounting Firm” in our definitive proxy statement with respect to our 2007 Annual Meeting of Shareholders to be filed with the SEC, and is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     The following documents or the portions thereof indicated are filed as a part of this Report.
     a) Documents filed as part of this Report:
          1.Consolidated Financial Statements of Progenics Pharmaceuticals, Inc.
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
SIGNATURE
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of September 2007.

Progenics Pharmaceuticals, Inc.
By:	/s/ PAUL J. MADDON, M.D., PH.D.
Paul J. Maddon, M.D., Ph.D.
(Duly authorized officer of the Registrant and Chief Executive Officer, Chief Science Officer and Director)

EXHIBIT INDEX

Exhibit
Number	Description
3.1(15)	Restated Certificate of Incorporation of the Registrant.
3.2(15)	Amended and Restated By-laws of the Registrant.
4.1(1)	Specimen Certificate for Common Stock, $0.0013 par value per share, of the Registrant.
10.1(1)	Form of Registration Rights Agreement.
10.2(1)	1989 Non-Qualified Stock Option Plan‡
10.3(1)	1993 Stock Option Plan, as amended‡
10.4(1)	1993 Executive Stock Option Plan‡
10.5(4)	Amended and Restated 1996 Stock Incentive Plan‡
10.6(15)	2005 Stock Incentive Plan‡
10.6.1(11)	Form of Non-Qualified Stock Option Award Agreement‡
10.6.2(11)	Form of Restricted Stock Award Agreement‡
10.7(16)	Form of Indemnification Agreement‡
10.8(2)	Employment Agreement, dated December 31, 2003, between the Registrant and Dr. Paul J. Maddon‡
10.9(1)	Letter dated August 25, 1994 between the Registrant and Dr. Robert J. Israel‡
10.10(9)	1998 Employee Stock Purchase Plan‡
10.11(9)	1998 Non-qualified Employee Stock Purchase Plan‡
10.12(1)†	License Agreement, dated November 17, 1994, between the Registrant and Sloan-Kettering Institute for Cancer Research.
10.13(1)†	QS-21 License and Supply Agreement, dated August 31, 1995, between the Registrant and Cambridge Biotech Corporation, a wholly owned subsidiary of bioMerieux, Inc.
10.14(1)†	License Agreement, dated March 1, 1989, between the Registrant and the Trustees of Columbia University, as amended by a Letter Agreement dated March 1, 1989 and as amended by a Letter Agreement dated October 22, 1996.
10.15(6)	Amended and Restated Sublease, dated June 6, 2000, between the Registrant and Crompton Corporation.
10.16(3)†	Development and License Agreements, dated April 30, 1999, between Protein Design Labs, Inc. and the Registrant.
10.16.1(13)	Letter Agreement, dated November 24, 2003, relating to the Development and License Agreement between Protein Design Labs, Inc. and the Registrant.
10.17(3)†	PSMA/PSMP License Agreement dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.18(5)	Director Stock Option Plan‡
10.19(7)†	Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.19.1(10)	Amendment to Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.20(8)	Research and Development Contract, dated September 26, 2003, between the National Institutes of Health and the Registrant.
10.21(8)	Agreement of Lease, dated September 30, 2003, between Eastview Holdings LLC and the Registrant.
10.22(8)	Letter Agreement, dated October 23, 2003, amending Agreement of Lease between Eastview Holdings LLC and the Registrant.

Exhibit
Number	Description
10.23(12)	Summary of Non-Employee Director Compensation‡
10.24(13) †	License and Co-Development Agreement, dated December 23, 2005, by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc. and Wyeth-Ayerst Lederle, Inc. and the Registrant and Progenics Pharmaceuticals Nevada, Inc.
10.25(13) †	Option and License Agreement, dated May 8, 1985, by and between the University of Chicago and UR Labs, Inc., as amended by the Amendment to Option and License Agreement, dated September 17, 2005, by and between the University of Chicago and UR Labs, Inc., by the Second Amendment to Option and License Agreement, dated March 3, 1989, by and among the University of Chicago, ARCH Development Corporation and UR Labs, Inc. and by the Letter Agreement Related to Progenics’ Methylnaltrexone In-License dated, December 22, 2005, by and among the University of Chicago, acting on behalf of itself and ARCH Development Corporation, the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Wyeth, acting through its Wyeth Pharmaceuticals Division.
10.26(14)	Membership Interest Purchase Agreement, dated April 20, 2006, between the Registrant Inc. and Cytogen Corporation.
10.27(14) †	Amended and Restated PSMA/PSMP License Agreement, dated April 20, 2006, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC.
10.28	Consulting Agreement, dated May 1, 1995, between Active Biotherapies, Inc. and Dr. David A. Scheinberg, M.D., Ph.D., as amended on June 13, 1995, as assigned to the Registrant, and as amended on January 1, 2001‡
21.1	Subsidiaries of the Registrant.
23.1(17)	Consent of PricewaterhouseCoopers LLP.
31.1(17)	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(17)	Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.3	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(17)	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(17)	Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, Commission File No. 333-13627, and incorporated by reference herein.

(2)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated by reference herein.

(3)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999, and incorporated by reference herein.

(4)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-120508, and incorporated by reference herein.

(5)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated by reference herein.

(6)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, incorporated by reference herein.

(7)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002, incorporated by reference herein.

(8)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003, and incorporated by reference herein.

(9)	Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-8, Commission File No. 333-143671, and incorporated by reference herein.

(10)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on

September 20, 2004, and incorporated by reference herein.

(11)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on June 29, 2005, and incorporated by reference herein.

(12)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

(13)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.

(14)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006, and incorporated by reference herein.

(15)	Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K filed on May 13, 2005, and incorporated by reference herein.

(16)	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007, and incorporated by reference herein.

(17)	Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

‡	Management contract or compensatory plan or arrangement.