Form 10-K
period 2007-12-31
PROGENICS PHARMACEUTICALS INC
filed 2008-03-17
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 000-23143
____________

PROGENICS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3379479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
____________

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
____________

       Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☒      No    ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
                          Large Accelerated Filer  ☐    Accelerated Filer   ☒      Non-accelerated Filer    ☐      Smaller Reporting Company   ☐
                                                                                              (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒
The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2007, based upon the closing price of the Common Stock on The NASDAQ Stock Market LLC of $21.57 per share, was approximately $380,080,000 (1).                         .
(1)
Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an “affiliate” of the Registrant for purposes of the Federal securities laws.

As of March 13, 2008, 29,846,762 shares of Common Stock, par value $.0013 per share, were outstanding

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2008 Annual Meeting of Shareholders are hereby incorporated by reference into Part III of this Form 10-K where such portions are referenced.

PART I

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. When we use the words ‘anticipates,’ ‘plans,’ ‘expects’ and similar expressions, it is identifying forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with our dependence on Wyeth to fund and to conduct clinical testing, to make certain regulatory filings and to manufacture and market products containing methylnaltrexone, the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our product candidates will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that product candidates that appear promising in early clinical trials are later found not to work effectively or are not safe, the risk that we may not be able to manufacture commercial quantities of our products, the risk that our products, if approved for marketing, do not gain sufficient market acceptance to justify development and commercialization costs, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainty of future profitability and other factors set forth more fully in this Form 10-K, including those described under the caption Item 1A. – Risk Factors, and other periodic filings with the U.S. Securities and Exchange Commission, or SEC, to which investors are referred for further information.

We do not have a policy of updating or revising forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Form 10-K as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934, or the Exchange Act. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Progenics, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov. The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We also make available, free of charge, on or through our Internet website (http://www.progenics.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy materials and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Gastroenterology

In the area of gastroenterology, our work is focused on methylnaltrexone, which is our most advanced product candidate. In December 2005, we entered into a license and co-development agreement (the “Collaboration Agreement”) with Wyeth Pharmaceuticals (“Wyeth”) to develop and commercialize subcutaneous, intravenous and oral formulations of methylnaltrexone. Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMEA”) have provisionally accepted the name RELISTOR™ as the proprietary name for methylnaltrexone. The Collaboration Agreement involves the development and commercialization of three formulations: (i) a subcutaneous formulation of RELISTOR, to be used in patients with opioid-induced constipation ("OIC"); (ii) an intravenous formulation of RELISTOR, to be used in patients with post-operative ileus; and (iii) an oral formulation of RELISTOR, to be used in patients with opioid-induced constipation. We have submitted a New Drug Application (“NDA”) to the FDA for marketing of the subcutaneous formulation of RELISTOR for treatment of OIC in patients receiving palliative care. See Gastroenterology and Licenses – Progenics Licenses – Wyeth, below.

Virology

In the area of virology, we are developing viral-entry inhibitors for Human Immunodeficiency Virus (“HIV”), the virus that causes Acquired Immunodeficiency Syndrome (“AIDS”), and Hepatitis C virus infection (“HCV”). These inhibitors are molecules designed to inhibit a virus’ ability to enter certain types of immune cells and liver cells. In May 2007, we announced positive results from a phase 1b trial of an intravenous formulation of our monoclonal antibody, PRO 140, in HIV-infected individuals. We are also investigating a subcutaneous formulation of PRO 140 with the goal of developing a long-acting, self-administered therapy for HIV infection. In January 2008, we initiated the phase 2 clinical program for PRO 140, which will involve both the intravenous and subcutaneous formulations.

Hepatitis C is a major cause of chronic liver disease, affecting an estimated 4.1 million Americans of whom 3.2 million are chronically infected. We are exploring both monoclonal antibody and small molecule approaches in our HCV research and have identified lead molecules that potently inhibit viral entry in in vitro models.

We are also engaged in research regarding a vaccine against HIV infection.

See Virology, below.

Oncology

In the area of prostate cancer, we are developing a human monoclonal antibody-drug conjugate, consisting of a selectively targeted cytotoxic antibody directed against prostate specific membrane antigen (“PSMA”), a protein found on the surface of prostate cancer cells. We are also developing vaccines designed to stimulate an immune response to PSMA. Our PSMA programs are conducted through our wholly owned subsidiary, PSMA Development Company LLC (“PSMA LLC”), which prior to April 2006 was a joint venture with Cytogen Corporation (“Cytogen”). See Prostate Cancer, below.

In the second quarter of 2007, we discontinued our GMK melanoma vaccine program. An independent data monitoring committee recommended that treatment in the European-based phase 3 trial, which began in 2001, be stopped because lack of efficacy was observed after an interim analysis. We have subsequently terminated our license agreement with Memorial Sloan-Kettering Cancer Center relating to this program.

Product In-Licensing

We seek out promising new products and technologies around which to build new development programs or enhance existing programs. We own the worldwide commercialization rights to each of our product candidates except RELISTOR, the commercialization of which is the responsibility of Wyeth under the Collaboration Agreement.

The following table summarizes the current status of our principal development programs and product candidates:

Program/product candidates (note 1)	Proposed Indication	Status (note 2)

Gastroenterology
RELISTOR-Subcutaneous	Treatment of opioid-induced constipation in patients receiving palliative care	Applications for marketing submitted in the U.S., E.U., Australia and Canada; FDA action date of April 30, 2008
RELISTOR-Subcutaneous	Treatment of opioid-induced constipation in patients receiving opioids for chronic pain not related to cancer, such as severe back pain	Phase 3
RELISTOR-Subcutaneous	Treatment of opioid-induced constipation in patients receiving opioids for pain during rehabilitation from an orthopedic surgical procedure	Phase 2
RELISTOR-Intravenous	Management of post-operative ileus	Phase 3 (note 3)
RELISTOR-Oral	Treatment of opioid-induced constipation	Phase 2

Virology
HIV
PRO 140	Treatment of HIV infection	Phase 2
ProVax	Treatment and prevention of HIV infection	Research

Hepatitis C (HCV) Viral entry inhibitors	Treatment of HCV infection	Research
Oncology
Prostate Cancer
PSMA:
Monoclonal antibody drug conjugate Recombinant protein vaccine	Treatment of prostate cancer Immunotherapy for prostate cancer	Pre-clinical Pre-clinical
Viral-vector vaccine	Immunotherapy for prostate cancer	Pre-clinical

(1) (2)
RELISTOR is a trademark of Wyeth Pharmaceuticals, a division of Wyeth.

“Research” means initial research related to specific molecular targets, synthesis of new chemical entities, assay development or screening for the identification of lead compounds.

“Pre-clinical” means that a lead compound is undergoing toxicology, formulation and other testing in preparation for clinical trials.

Phase 1-3 clinical trials are safety and efficacy tests in humans as follows:

“Phase 1”: Evaluation of safety.

“Phase 2”: Evaluation of safety, dosing and activity or efficacy.

“Phase 3”: Larger scale evaluation of safety and efficacy.

(3)	For recent developments concerning this program, see Gastroenterology – RELISTOR – Intravenous RELISTOR, below.

None of our product candidates has received marketing approval from the FDA or any other regulatory authority, and we have not yet received any revenue from the sale of any of them. We must receive marketing approval before we can commercialize any of our product candidates.

Gastroenterology

About Opioids. Opioid-based medications such as morphine and codeine, which are often referred to as narcotics, are the mainstay used by healthcare practitioners to control moderate-to-severe pain. We estimate that approximately 240 million prescriptions for opioids are written annually in the U.S. Physicians prescribe opioids for patients receiving palliative care, undergoing surgery or experiencing chronic pain, as well as for other medical conditions.

Opioids relieve pain by interacting with receptors that are located in the brain and spinal cord, which comprise the central nervous system. At the same time, opioids also activate receptors outside the central nervous system, resulting, in many cases, in undesirable side effects, including constipation, delayed gastric emptying, nausea and vomiting, itching and urinary retention. Current treatment options for opioid-induced constipation include laxatives and stool softeners, which are often therapeutically insufficient, are not recommended for chronic use and do not address the other associated side effects. As a result, many patients may have to stop or reduce their opioid therapy and many opt to endure pain in order to obtain relief from opioid-induced constipation and its associated side effects.

               RELISTOR

RELISTOR is a selective, peripherally acting, mu-opioid-receptor antagonist that reverses certain side effects induced by opioid use. RELISTOR competes with opioid analgesics for binding sites on opioid receptors, and its chemical composition restricts its ability to cross the blood-brain barrier. As a result, RELISTOR “turns off” the effects of opioid analgesics outside the central nervous system, including the gastrointestinal tract, but does not interfere with opioid activity within the central nervous system, namely analgesia. RELISTOR is designed to treat OIC without interfering with the pain relief that the opioids provide, an important need not currently met by any approved drugs. To date, individuals treated with RELISTOR, in addition to opioid pain medications, have experienced a reversal of many of the side effects induced by opioids and have reported no diminution in pain relief. Methylnaltrexone has been studied in numerous clinical trials. To date, RELISTOR has been generally well tolerated and certain formulations have been active in inducing laxation in individuals suffering from OIC without interfering with pain relief.

Under the Collaboration Agreement, we share with Wyeth the responsibilities for developing and obtaining marketing approval of RELISTOR. Wyeth is responsible for commercializing all three formulations of RELISTOR worldwide. We have an option, under certain circumstances, to co-promote the sale of any or all of the three formulations of RELISTOR in the United States. See Progenics Licenses – Wyeth, below. Some of our rights to RELISTOR arise under a license from the University of Chicago. See Progenics’ Licenses – UR Labs/University of Chicago, below.

Subcutaneous RELISTOR. Our most advanced clinical experience with RELISTOR is as a treatment for opioid-induced constipation. Constipation is a serious medical problem for patients who are being treated with opioid medications. We estimate that each year in the U.S., approximately 1.5 million patients receiving palliative care experience opioid-induced constipation.

 We have completed two pivotal phase 3 clinical trials of the subcutaneous formulation of methylnaltrexone in individuals receiving palliative care, including cancer, AIDS and heart disease. We achieved positive results from these trials (studies 301 and 302), including extensions. All primary and secondary endpoints of both studies were met with statistical significance, and the investigational drug was generally well tolerated in both.

In March 2007, we submitted an NDA to the FDA for marketing in the United States of a subcutaneous formulation of RELISTOR for the treatment of opioid-induced constipation in patients receiving palliative care. In May 2007, Wyeth submitted a regulatory marketing application to the EMEA for the subcutaneous formulation in the same patient population. Both applications were accepted for review in May 2007, which resulted in our earning $9.0 million in milestone payments from Wyeth under the Collaboration Agreement. The FDA review is expected to be completed by its Prescription Drug User Fee Act (“PDUFA”) date of April 30, 2008. In August 2007, Wyeth submitted a marketing application to the Therapeutic Goods Administration division of the Australian government, and in October 2007, it submitted a New Drug Submission marketing application for subcutaneous RELISTOR to Health Canada, the Health Products and Food branch of the Canadian regulatory agency.

In October 2007, we and Wyeth commenced two additional clinical trials of the subcutaneous formulation of RELISTOR in individuals outside of the palliative care population: a phase 3 trial, conducted by Wyeth, in individuals with chronic pain not related to cancer, such as chronic severe back pain that requires treatment with opioids; and a phase 2 trial, conducted by us, in individuals rehabilitating from an orthopedic surgical procedure in whom opioids are used to control post-operative pain.

Intravenous RELISTOR. We are also developing, in collaboration with Wyeth, an intravenous formulation of RELISTOR for the management of post-operative ileus (“POI”), a temporary impairment of the gastrointestinal tract function. Of the patients who undergo surgery in the U.S. each year, approximately 2.4 million patients are at high risk for developing POI. Post-operative ileus is believed to be caused in part by the release by the body of endogenous opioids in response to the trauma of surgery and may be exacerbated by the use of opioids, such as morphine, in surgery and in the post-operative period. Post-operative ileus is a major factor in increasing hospital stay, as patients are typically not discharged until bowel function is restored. Development of the intravenous formulation of RELISTOR for POI has been granted “Fast Track” status from the FDA, which facilitates development and expedites regulatory review of drugs intended to address an unmet medical need for serious or life-threatening conditions.

We and Wyeth have conducted two global pivotal phase 3 clinical trials to evaluate the safety and efficacy of intravenous RELISTOR for the treatment of POI in patients recovering from segmental colectomy surgical procedures. In October 2006, we earned a $5.0 million milestone payment under the Collaboration Agreement in connection with the initiation of the first phase 3 clinical trial. In October 2007, a third phase 3 intravenous RELISTOR study, being conducted by Wyeth, was initiated in individuals with POI following a ventral hernia repair via laparotomy or laparoscopy.

In March 2008, we reported that preliminary results from the phase 3 segmental colectomy clinical trial conducted by Wyeth showed that treatment did not achieve the primary end point of the study: a reduction in time to recovery of gastrointestinal function (i.e., time to first bowel movement) as compared to placebo. The study also did not show that secondary measures of surgical recovery, including time to discharge eligibility, were superior to placebo. We and Wyeth are conducting the necessary analyses to determine greater clarity regarding the outcome of this clinical study, whose preliminary findings are inconsistent with results demonstrated in our previous phase 2 study of intravenous methylnaltrexone for the management of postoperative ileus. We are leading the second phase 3 trial of intravenous methylnaltrexone for management of POI, which is similar in design to the Wyeth study, and expect results of that trial to be reported by midyear 2008.

Oral RELISTOR. We and Wyeth are also developing an oral formulation of RELISTOR for the treatment of opioid-induced constipation in patients with chronic pain. More than 215 million prescriptions are written annually for opioids and approximately 12 million patients in the U.S. use opioids chronically (i.e., six months or more), many of whom experience opioid-induced constipation.

In March 2007, Wyeth began clinical testing of a new oral formulation of methylnaltrexone for the treatment of opioid-induced constipation, and in July 2007 we and Wyeth announced positive preliminary results from this phase 1 clinical trial. In October 2007, we and Wyeth announced the initiation of two four-week phase 2 clinical trials to evaluate daily dosing of this formulation and a different oral formulation in individuals with chronic, non-malignant pain who are being treated with opioids and are experiencing opioid-induced constipation. These studies are designed to evaluate these oral formulations separately. We and Wyeth plan to assess the safety and dose-response of oral methylnaltrexone as measured by the occurrence of spontaneous bowel movements during the treatment period. We expect the studies to assist in determining the formulation and doses to be advanced into phase 3 studies.

Virology

               HIV

Infection by HIV causes a slowly progressing deterioration of the immune system resulting in AIDS. HIV specifically infects cells that have the CD4 receptor on their surface, including T-lymphocytes, monocytes, macrophages and dendritic cells, all of which are critical components of the immune system. Receptors and co-receptors are structures on the surface of a cell to which a virus must bind in order to infect the cell. The devastating effects of HIV are largely due to the multiplication of the virus within these cells, resulting in their dysfunction and destruction.

Viral infection occurs when the virus binds to a host cell, enters the cell, and by commandeering the cell’s own reproductive machinery, creates thousands of copies of itself within the host cell. This process is called viral replication. Our scientists and their collaborators have made important discoveries in understanding how HIV enters human cells and initiates viral replication.

The Joint United Nations Program on HIV/AIDS and the World Health Organization estimate that the number of individuals living with HIV in 2007 reached 33.2 million, including over 2.5 million new infections. In North America and Western and Central Europe, the number of people living with HIV continues to increase due to the life-prolonging effects of antiretroviral therapy, a steady number of new HIV infections in North America and an increased number of new HIV diagnoses in Western Europe. During 2007, there were over two million people living with HIV in those regions, including 78,000 who acquired HIV in the past year. Although the number of people living with HIV in those regions has continued to increase over recent years, the number of annual patient deaths has decreased to approximately 32,000 in 2007.

Five classes of products have received marketing approval from the FDA for the treatment of HIV infection and AIDS: nucleoside reverse transcriptase inhibitors, non-nucleoside reverse transcriptase inhibitors (these are considered as different classes by researchers and prescribers alike and have non-overlapping resistance profiles), protease inhibitors, entry inhibitors and integrase inhibitors. Reverse transcriptase and protease inhibitors inhibit two different viral enzymes required for HIV to replicate once it has entered the cell. Entry inhibitors interrupt the viral life cycle at an earlier point, namely before HIV can bind to and transfer its genetic material into certain immune system cells in order to initiate the viral replication process.

Since the late 1990s, many HIV patients have benefited from using a combined regimen of protease and reverse transcriptase inhibitor therapies, known as “combination therapy.” While combination therapy slows the progression of disease, it is not a cure. HIV’s rapid mutation rate results in the development of viral strains that are resistant to these inhibitors. Increasingly, after years of combination therapy, patients begin to develop resistance to them. The potential for resistance is increased by inconsistent dosing which leads to lower drug levels and permits ongoing viral replication. Inconsistent adherence with dosing requirements for HIV drugs is common in patients on combination therapies because these drug regimens often require multiple tablets to be taken at specific times each day. In addition, many of these currently approved drugs often produce toxic side effects in patients, affecting a variety of organs and tissues, including the peripheral nervous system and gastrointestinal tract. These side effects may result in patients interrupting or discontinuing therapy. Furthermore, as most HIV medications work inside the CD4 cell and are metabolized, they have the potential to interact with other medications and may exaggerate side effects or result in sub-therapeutic blood levels.

Viral entry inhibitors such as our drug candidate PRO 140 represent a new class of drugs for HIV patients that may avoid many of the issues associated with current HIV medications. Our scientists, in collaboration with researchers at the Aaron Diamond AIDS Research Center, or ADARC, described in an article in Nature in 1996 the discovery of a co-receptor for HIV on the surface of human immune system cells used for HIV entry. This co-receptor, CCR5, enables fusion of HIV with the cell membrane after binding of the virus to the CD4 receptor. This fusion step results in entry of the viral genetic information into the cell and subsequent viral replication. Our PRO 140 program is based on blocking binding of HIV to the CCR5 co-receptor. Further work by other scientists has established the existence of a second co-receptor, CXCR4, which is considered to be less ubiquitous for HIV-1 viral entry. Based on our pioneering research, we believe we are a leader in the discovery of viral entry inhibitors, a promising new class of HIV therapeutics. We believe viral entry inhibitors could become the next generation of HIV therapy.

PRO 140 is a humanized monoclonal antibody designed to block HIV infection by inhibiting the virus’ ability to bind to and enter immune system cells and initiate the viral replication process. We have designed PRO 140 to target a distinct site on the co-receptor CCR5 without interfering with CCR5’s role, which includes, in part, directing the migration of immune cells to sites of inflammation in the body. PRO 140 has shown promising activity in pre-clinical studies. In in vitro studies, PRO 140 demonstrated potent, broad-spectrum antiviral activity against more than 40 genetically diverse “primary” HIV viruses isolated directly from infected individuals. Single doses of a murine-based PRO 140 reduced viral burdens to undetectable levels in an animal model of HIV infection. In mice treated with murine PRO 140, initially high HIV concentrations became undetectable for up to nine days after a single dose. Additionally, multiple doses of murine PRO 140 reduced and then maintained viral loads at undetectable levels for the duration of therapy in an animal model of HIV infection. Sustaining undetectably low levels of virus in the blood is a primary goal of HIV therapy.

In mid-2005, we completed a phase 1 study of humanized PRO 140 designed to evaluate the tolerability, safety, pharmacology and immunogenicity of PRO 140 in healthy volunteers. PRO 140 was generally well tolerated at all dose levels in this study. In February 2006, we received “Fast Track” designation from the FDA for PRO 140.

In December 2006, we completed enrollment and dosing in a phase 1b clinical trial of PRO 140. This clinical trial was designed to assess the tolerability, pharmacokinetics and preliminary antiviral activity of PRO 140 in 39 HIV-positive individuals. This multi-center, double-blind, placebo-controlled, dose-escalation study was conducted in individuals who had not taken any anti-retroviral therapy within the previous three months and who had HIV plasma concentrations greater than or equal to 5,000 copies/mL. Subjects received a single intravenous dose of study medication — either placebo or one of three increasingly higher doses of PRO 140. PRO 140 blood levels and CCR5 coating were determined and compared with antiviral effects measured as changes in plasma HIV viral load following treatment. In May 2007, we announced positive results from this trial. Subjects receiving a single 5.0 mg/kg dose of PRO 140, which was the highest dose tested, achieved an average maximum decrease of viral concentrations in the blood of 98.5% (1.83 log10). In these infected individuals, reductions in viral load of greater than 90% (1.0 log10) on average persisted for two to three weeks after dosing. In addition, PRO 140 was generally well tolerated in this phase 1b proof-of-concept study.

We are also developing a subcutaneous formulation of PRO 140 with the goal of developing a long-acting, self-administered therapy for HIV infection. In January 2008, we initiated the phase 2 clinical program for PRO 140, which will investigate multiple dose levels of PRO 140 via intravenous and subcutaneous routes of administration. The intravenous dose will be evaluated up to 10 mg/kg, which is double the dose previously tested in the phase 1b study.

The objective of these phase 2 studies is to identify an optimal dosing regimen of PRO 140 for evaluation in pivotal clinical trials as well as to further assess the investigational drug's safety and tolerability. We currently believe that intravenous PRO 140 has the potential for infrequent (e.g., monthly) dosing, whereas subcutaneous PRO 140 may enable self-administration as infrequently as every two weeks.

The “humanized” version of PRO 140 was developed for us by PDL BioPharma, Inc. (formerly, Protein Design Labs, Inc.) See Progenics’ Licenses—PDL Biopharma, Inc., below.

During 2005, we were awarded a $9.7 million grant from the National Institutes of Health (the “NIH”) to partially fund our PRO 140 program over a 42-month period.

ProVax is our vaccine product candidate under development for the prevention of HIV infection or as a therapeutic treatment for HIV-positive individuals. We are currently performing government-funded research and development of the ProVax vaccine in collaboration with the Weill Medical College of Cornell University.

ProVax contains critical surface proteins whose form closely mimics the structures found on HIV. In a pre-clinical model, ProVax stimulated the production of specific HIV neutralizing antibodies. When tested in the laboratory, these antibodies inactivated certain strains of HIV isolated from infected individuals. The vaccine-stimulated neutralizing antibodies were observed to bind to the surface of the virus, rendering it non-infectious. Such neutralizing antibodies against HIV have been difficult to induce with vaccines currently in development.

In September 2003, we were awarded a contract by the NIH to develop a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under the NIH Contract provided for pre-clinical research, development and early clinical testing. These funds are being used principally in connection with our ProVax HIV vaccine program. The NIH Contract originally provided for up to $28.6 million in funding to us, subject to annual funding approvals and compliance with its terms, over five years. The total of our approved award under the NIH Contract through September 2008 is $15.5 million. Funding under this contract includes the payment of an aggregate of $1.6 million in fees, subject to achievement of specified milestones. Through December 31, 2007, we had recognized revenue of $13.3 million from this contract, including $180,000 for the achievement of two milestones. We have recently been informed by the NIH that it has decided not to fund this Contract beyond September 2008. To continue to develop the HIV vaccine after that time, therefore, we will need to provide funding on our own or obtain new governmental or other funding. If we choose not to provide our own or cannot secure governmental or other funding, we will discontinue this project.

Hepatitis C Viral Entry Inhibitor

We are conducting research into therapeutics for Hepatitis C virus infection that block viral entry into cells. We are exploring both monoclonal antibody and small molecule approaches in our HCV research and have identified lead molecules that potently inhibit viral entry in in vitro models. Hepatitis C is a major cause of chronic liver disease. According to the U.S. Centers for Disease Control and Prevention, an estimated 4.1 million Americans (1.6%) have been infected with HCV, of whom 3.2 million are chronically infected, most as a result of illegal injection drug use. Its estimated number of new HCV infections in 2006 was approximately 19,000.

Oncology

Prostate cancer is the most common cancer affecting men in the U.S. and is the leading cause of cancer deaths in men each year. The National Cancer Institute estimates that, based on rates from 2002-2004, one in six men will be diagnosed with cancer of the prostate during their lifetime. The American Cancer Society estimated that 186,320 new cases of prostate cancer would be diagnosed and that 28,660 men would die from the disease in 2008 in the U.S.

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

PSMA. We have been engaged in research and development programs relating to vaccine and antibody therapies directed against prostate specific membrane antigen, or PSMA, a protein that is abundantly expressed on the surface of prostate cancer cells as well as cells in the newly formed blood vessels of most other solid tumors. We believe that PSMA has applications in therapies for prostate cancer and potentially for other types of cancer.

In June 1999, we and Cytogen formed a joint venture with equal membership interests for the purposes of conducting research, development, manufacturing and marketing of products related to PSMA. With certain limited exceptions, all patents and know-how owned by us or Cytogen and used or useful in the development of PSMA-based antibody or vaccine immunotherapies were licensed to the joint venture. The principal intellectual property licensed initially were several patents and patent applications relating to PSMA owned by Memorial Sloan-Kettering Cancer Center.

In April 2006, we acquired Cytogen’s entire membership interest in PSMA LLC for $13.2 million cash, together with $0.3 million of transaction costs. In connection with the acquisition, the license agreement entered into by Cytogen and us upon the formation of PSMA LLC, under which Cytogen had granted a license to PSMA LLC for certain PSMA-related intellectual property, was amended to provide that Cytogen granted an exclusive, even as to Cytogen, worldwide license to PSMA LLC to use certain PSMA-related intellectual property in a defined field. Under the terms of this amended license agreement, PSMA LLC will pay to Cytogen, upon the achievement of certain defined regulatory and sales milestones, if ever, up to $52 million, and will also pay royalties on net sales, as defined. Since our acquisition of Cytogen’s interest, we are continuing to conduct the PSMA-related programs on our own through PSMA LLC, now our wholly-owned subsidiary.

In December 2002, PSMA LLC initiated a phase 1 clinical trial, conducted pursuant to a physician IND by Sloan-Kettering, with its therapeutic recombinant protein vaccine. The vaccine, which is designed to stimulate a patient’s immune system to recognize and destroy prostate cancer cells, combines the PSMA cancer antigen (recombinant soluble PSMA, or “rsPSMA”) with an immune stimulant to induce an immune response against prostate cancer cells. The genetically engineered PSMA vaccine generated potent immune responses in pre-clinical animal testing. This clinical trial was designed to evaluate the safety, immunogenicity and immune-stimulating properties of the vaccine in individuals with either newly diagnosed or recurrent prostate cancer. Preliminary findings from the trial showed that certain prostate cancer patients produced anti-PSMA antibodies in response to the vaccine. We have conducted additional research to optimize the production, immune response and anti-tumor activity of the vaccine prior to conducting additional testing. We plan to initiate additional phase 1 clinical studies with an optimized version of the vaccine in 2008.

We are also pursuing a vaccine program that utilizes viral vectors designed to deliver the PSMA gene to immune system cells in order to generate potent and specific immune responses to prostate cancer cells. In pre-clinical studies, this vaccine generated a potent dual response against PSMA, yielding a response by both antibodies and killer T-cells, the two principal mechanisms used by the immune system to eliminate abnormal cells. We are completing pre-clinical development activities on the PSMA viral-vector vaccine.

We have also developed human monoclonal antibodies which bind to PSMA. These antibodies, which were developed under license from Amgen Fremont, Inc. (formerly Abgenix, Inc.), are designed to recognize the three-dimensional physical structure of the protein and possess a high affinity and specificity for PSMA.

We are investigating a PSMA monoclonal antibody-drug conjugate (“PSMA ADC”) using one of these human monoclonal antibodies. See PSMA Licenses – Seattle Genetics, below. In September 2005, PSMA LLC reported that in a mouse model of human prostate cancer, mice given the experimental drug PSMA ADC had survival times of up to nine-fold longer than mice not treated with the drug.

In 2004, the NIH awarded us three grants totaling $8 million to be paid over up to four years in support of our PSMA efforts. In November 2007, we were awarded additional grants totaling $1.9 million by the NIH, the proceeds of which are to be disbursed over two years to partially fund work on the PSMA projects described above. Funding under these grants is being used for that work, including the development and initiation of clinical testing of the novel antibody-drug conjugate and vaccine therapies that target PSMA.

Licenses

We are a party to license agreements under which we have obtained rights to use certain technologies in our product development programs. PSMA LLC, our wholly owned subsidiary, has also entered into license agreements with third parties. Set forth below is a summary of the more significant of these licenses.

               Progenics’ Licenses

Wyeth. At inception of the Collaboration Agreement, Wyeth paid to us a $60 million non-refundable upfront payment. Wyeth has made $14.0 million in milestone payments since that time and is obligated to make up to $342.5 million in additional payments to us upon the achievement of milestones and contingent events in the development and commercialization of RELISTOR. Costs for the development of RELISTOR incurred by Wyeth or us starting January 1, 2006 are paid by Wyeth. We are being reimbursed for our out-of-pocket development costs by Wyeth and receive reimbursement for our efforts based on the number of our full time equivalent employees (“FTE”s) devoted to the development project. Wyeth has the right once annually to engage an independent public accounting firm to audit expenses for which we have been reimbursed during the prior three years. If the accounting firm concludes that any such expenses have been understated or overstated, a reconciliation will be made. Wyeth is obligated to pay to us royalties on the sale of RELISTOR by Wyeth throughout the world during the applicable royalty periods.

In January 2006, we began recognizing revenue from Wyeth for reimbursement of our development expenses for RELISTOR as incurred during each quarter under the development plan agreed to by us and Wyeth. We also began recognizing revenue for a portion of the $60 million upfront payment we received from Wyeth, based on the proportion of the expected total effort for us to complete our development obligations, as reflected in the most recent development plan and budget approved by us and Wyeth, that was actually performed during that quarter. During the year ended December 31, 2007, we recognized $16.4 million of revenue from the $60 million upfront payment received in December 2005 and $40.1 million as reimbursement for our out-of-pocket development costs, including our labor costs. In March 2007, we earned $9.0 million in milestone payments in connection with submission and approval for review of a New Drug Application with the FDA in the U.S. and a comparable filing in the European Union for the subcutaneous formulation of RELISTOR in patients receiving palliative care, which were recognized as revenue under the Substantive Milestone method (see Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies – Revenue Recognition, below). From inception of the Collaboration Agreement to December 31, 2007, we recognized $35.2 million of revenue from the $60 million upfront payment, $74.7 million as reimbursement for our out-of-pocket development costs, including our labor costs and $14.0 million in milestone payments.

The Collaboration Agreement establishes a Joint Steering Committee and a Joint Development Committee, each with an equal number of representatives from both Wyeth and us. The Joint Steering Committee is responsible for coordinating the key activities of Wyeth and us under the Collaboration Agreement. The Joint Development Committee is responsible for overseeing, coordinating and expediting the development of RELISTOR by Wyeth and us. In addition, a Joint Commercialization Committee was established, composed of representatives of both Wyeth and us in number and function according to each of our responsibilities, with responsibility for facilitating open communication between Wyeth and us on matters relating to the commercialization of products.

     Under the Collaboration Agreement, we granted to Wyeth an exclusive, worldwide license to develop and commercialize RELISTOR. We are responsible for developing the subcutaneous and intravenous formulations of RELISTOR in the United States, until the drug formulations receive regulatory approval. Wyeth is responsible for the development of the subcutaneous and intravenous formulations of RELISTOR outside of the United States. Wyeth is responsible for the development of the oral formulation of RELISTOR, both within the United States and in the rest of the world. In the event the Joint Steering Committee approves for development any formulation of methylnaltrexone other than the subcutaneous, intravenous or oral formulations, or any other indication for a product using any formulation of methylnaltrexone, Wyeth will be responsible for development of such products, including conducting clinical trials and obtaining and maintaining regulatory approval and we will receive royalties on all sales. We will remain the owner of all U.S. regulatory filings and approvals relating to the subcutaneous and intravenous formulations of RELISTOR; Wyeth will be the owner of all U.S. regulatory filings and approvals related to the oral formulation. Wyeth will be the owner of all regulatory filings and approvals outside the United States relating to all formulations of RELISTOR.

Wyeth is responsible for the commercialization of the subcutaneous, intravenous and oral formulations, should they be approved as products, throughout the world, will pay all costs of commercialization of all products, including all manufacturing costs, and will retain all proceeds from the sale of the products, subject to the royalties payable by Wyeth to us. Decisions with respect to commercialization of any products developed under the Collaboration Agreement will be made solely by Wyeth.

We have transferred to Wyeth all existing supply agreements with third parties for RELISTOR and have sublicensed any intellectual property rights to permit Wyeth to manufacture or have manufactured RELISTOR, during the development and commercialization phases of the Collaboration Agreement, in both bulk and finished form for all products worldwide. Progenics has no further manufacturing obligations under the Collaboration Agreement.

We have an option to co-promote any of the products developed under the Collaboration Agreement, subject to certain conditions. The extent of our co-promotion activities and the fee that we will be paid by Wyeth for our activities will be established if, as and when we exercise our option. Wyeth will record all sales of products worldwide (including those sold by us, if any, under a co-promotion agreement). Wyeth may terminate any co-promotion agreement if a top-15 pharmaceutical company acquires control of us, and has agreed to certain limitations regarding its ability to purchase our equity securities and to solicit proxies.

The Collaboration Agreement extends, unless terminated earlier, on a country-by-country and product-by-product basis, until the last-to-expire royalty period for any product. Progenics may terminate the Collaboration Agreement at any time upon 90 days written notice to Wyeth upon Wyeth’s material uncured breach (30 days in the case of breach of a payment obligation). Wyeth may, with or without cause, following the second anniversary of the first commercial sale, as defined, of the first commercial product in the U.S., terminate the Collaboration Agreement by providing Progenics with at least 360 days prior written notice. Wyeth may also terminate the agreement (i) upon 30 days written notice following one or more specified serious safety or efficacy issues that arise and (ii) upon 90 days written notice of a material uncured breach by Progenics. Upon termination of the Collaboration Agreement, the ownership of the license we granted to Wyeth will depend on which party initiates the termination and the reason for the termination.

UR Labs/University of Chicago. In 2001, we entered into an exclusive sublicense agreement with UR Labs, Inc. (“URL” or “UR Labs”) to develop and commercialize methylnaltrexone in exchange for rights to future payments (the “Methylnaltrexone Sublicense”). The rights URL granted us under this Sublicense were derived from a 1985 agreement that it had made with the University of Chicago (the “URL-Chicago License”). At the time we entered into the Methylnaltrexone Sublicense with URL, URL also entered into an agreement (the “URL-Goldberg Agreement”) with certain heirs of Dr. Leon Goldberg (the “Goldberg Distributees”), which provided them with the right to receive payments based upon revenues received by URL from the development of the Methylnaltrexone Sublicense and for URL’s obligation to make royalty payments to the University of Chicago. As of December 22, 2005, we had paid $550,000 to UR Labs and $500,000 to the University of Chicago under the Methylnaltrexone Sublicense. As described below, subsequent to that date we are not obligated to make any additional payments under the Methylnaltrexone Sublicense.

In December 2005, we acquired substantially all of the assets of URL, comprised of its rights under the URL-Chicago License, the Methylnaltrexone Sublicense and the URL-Goldberg Agreement, thus assuming URL’s rights and responsibilities under those agreements and extinguishing our obligation to make royalty and other payments to URL. At the same time, we entered into an agreement with the Goldberg Distributees, under which we assumed all their rights and obligations under the URL-Goldberg Agreement, thereby extinguishing URL’s (and, consequentially, our) obligations to make payments to them.

In consideration for the assignment of the Goldberg Distributees’ rights and of the acquisition of the assets of URL described above, we issued a total of 686,000 shares of our common stock, with a fair value at the time of $15.8 million, and paid a total of $2,604,900 in cash to URL’s shareholders and the Goldberg Distributees, together with $310,000 in transaction fees, the total amount of which was expensed in the period of the transaction.

During 2006 and 2007, we entered into two agreements with the University of Chicago which give us the option to license certain of its intellectual property over defined option periods. As of December 31, 2007, we have paid the University of Chicago $310,000 and may make payments aggregating $890,000 over the option periods.

Although we no longer have any obligation to make royalty payments to URL or the Goldberg Distributees, we continue to have an obligation to make those payments (including royalties) to the University of Chicago that would have been made by URL under the URL-Goldberg Agreement.

PDL BioPharma, Inc. (formerly Protein Design Labs). Under a license agreement, PDL Biopharma, Inc. (“PDL”) developed for us a humanized PRO 140 monoclonal antibody and granted to us related exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how. In general, the license agreement terminates on the later of ten years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter, the license is fully paid. The last of the currently issued relevant patents expires in 2014; pending U.S. and international patent applications and patent term extensions may however, extend the period of our license rights when and if such applications are allowed and issued or extensions are granted. We may terminate the license agreement on 60 days prior written notice. In addition, either party may terminate the license agreement, upon ten days written notice, for payment default or upon 30 days prior written notice for uncured breach of other material terms. As of December 31, 2007, we have paid to PDL $4.05 million under this agreement. If all milestones specified under the agreement are achieved, we will be obligated to pay PDL an additional approximately $3.0 million. We are also required to pay annual maintenance fees of $150,000 from April 30, 2007 and royalties based on the sale of products we develop under the license.

Columbia University. We are party to a license agreement with Columbia University under which we obtained exclusive, worldwide rights to specified technology and materials relating to CD4. In general, the license agreement terminates (unless sooner terminated) upon the expiration of the last to expire of the licensed patents, which is currently 2021; patent applications that we have also licensed and patent term extensions may however, extend the period of our license rights, when and if the patent applications are allowed and issued or patent term extensions are granted.

This license agreement requires us to achieve development milestones, including filing for marketing approval of a drug by June 2001 and manufacturing a drug for commercial distribution by June 2004. We have not achieved either of these milestones due to delays that we believe could not have been reasonably avoided and are reasonably beyond our control. As of December 31, 2006, we were obligated to pay Columbia a milestone fee of $225,000 and four annual maintenance fees of $50,000 each, which had been accrued but not paid, in accordance with an oral understanding that suspended our obligation to make such payments until a time in the future to be agreed upon by the parties. In addition, we were required to pay royalties based on the sale of products we develop under the license, if any.

We have had discussions with Columbia regarding the terms of an agreement under which we would relinquish all rights related to the license agreement with Columbia in exchange for making a one-time payment of $300,000, which was accrued at December 31, 2007, and previously due milestone and maintenance fees as well as future royalty payments would be cancelled. These discussions have not yet resulted in a formal agreement.

As of December 31, 2007, we have paid Columbia a total of $865,000 under this license agreement.

Aquila Biopharmaceuticals. We have entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc. (“Aquila”), a wholly owned subsidiary of Antigenics Inc. (“Antigenics”), pursuant to which Aquila agreed to supply us with all of our requirements for the QS-21™ adjuvant used in GMK, a program that we terminated in development in the second quarter of 2007. QS-21 is the lead compound in the Stimulon® family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the U.S., the licensed patent will expire in 2008.

Our license agreement requires us to achieve development milestones. The agreement states that we are required to have filed for marketing approval of a drug by 2001 and to commence the manufacture and distribution of a drug by 2003. We have not achieved these milestones due to delays that we believe could not have been reasonably avoided. We believe that these delays satisfy the criteria for a revision, contemplated by the agreement, of the milestone dates. Aquila has not consented to a revision of the milestone dates as of the date of this document. In the event of a default by one party, the agreement may be terminated, after an opportunity to cure, by the non-defaulting party upon prior written notice.

We have received a written communication from Antigenics alleging that Progenics is in default of certain of its obligations under the license agreement and asserting that Antigenics has an interest in certain intellectual property of Progenics. Progenics has responded in writing denying Antigenics’ allegations. We do not believe that this dispute will have any material effect on us.

As of December 31, 2007, we have paid to Aquila $769,000 under this agreement. We have no future cash payment obligations relating to milestones under the agreement.

KMT Hepatech, Inc. In October 2006, we and KMT Hepatech, Inc. (“KMT”) entered into a Research Services Agreement, under which KMT will test certain compounds (“Compounds”) related to our HCV research program. In consideration for KMT’s services, we made an upfront payment for certain services, will reimburse KMT for direct costs incurred by it in rendering the services and will make additional payments upon our request for additional services. As of December 31, 2007, we have paid KMT a total of $175,000 in connection with this agreement. We will also make one-time development milestone payments, aggregating up to $6.0 million, upon the occurrence of defined events in respect of any Compound. In the event that we terminate development of a Compound, certain of those development milestone payments will be credited to the development milestones achieved by the next Compound. The KMT agreement will terminate upon its second anniversary unless terminated sooner. The parties may extend the term of the KMT agreement by mutual written consent. Either party may terminate the KMT agreement upon 60 days written notice to the other party. In the event of an uncured default by either party, including non-performance, bankruptcy or liquidation or dissolution, the non-defaulting party may terminate the KMT agreement upon 30 days written notice.

               PSMA LLC Licenses

Amgen Fremont, Inc. (formerly Abgenix). In February 2001, PSMA LLC entered into a worldwide exclusive licensing agreement with Abgenix to use its XenoMouse™ technology for generating fully human antibodies to PSMA LLC’s PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, non-creditable license fee and is obligated to pay additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. As of December 31, 2007, PSMA LLC has paid to Abgenix $850,000 under this agreement. If PSMA LLC achieves certain milestones specified under the agreement, it will be obligated to pay Abgenix up to an additional $6.25 million. In addition, PSMA LLC is required to pay royalties based upon net sales of antibody products, if any. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. PSMA LLC has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

AlphaVax Human Vaccines. In September 2001, PSMA LLC entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating PSMA LLC’s proprietary PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, noncreditable license fee and is obligated to make additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’s system. As of December 31, 2007, PSMA LLC has paid to AlphaVax $1.4 million under this agreement. If PSMA LLC achieves certain milestones specified under the agreement, it will be obligated to pay AlphaVax up to an additional $5.4 million. In addition, PSMA LLC is required to pay annual maintenance fees of $100,000 until the first commercial sale and royalties based upon net sales of any products developed using AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances, including PSMA LLC’s failure to achieve milestones; the consent of AlphaVax to revisions to the milestones due dates may not, however, be unreasonably withheld. PSMA LLC has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’s system or seven years from the first commercial sale of the products developed using that system. The last of the currently issued patents expires in 2015; pending U.S. and international patent applications and patent term extensions may, however, extend the period of our license rights when and if such applications are allowed and issued or extensions are granted.

Seattle Genetics. In June 2005, PSMA LLC entered into a collaboration agreement with Seattle Genetics, Inc. (“SGI”). Under this agreement, SGI provided to PSMA LLC an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”). Under the license, PSMA LLC has the right to use the ADC Technology to link cell-killing drugs to PSMA LLC’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the agreement, SGI also is required to provide technical information to PSMA LLC related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. PSMA LLC may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties . PSMA LLC is responsible for research, product development, manufacturing and commercialization of all products under the SGI agreement. PSMA LLC may sub-license the ADC Technology to a third party to manufacture the ADC’s for both research and commercial use. PSMA LLC made a technology access payment to SGI upon execution of the SGI agreement and will make additional maintenance payments during its term. In addition, PSMA LLC will make payments aggregating up to $15.0 million, upon the achievement of certain defined milestones and will pay royalties to SGI and its licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to PSMA LLC under the SGI agreement, SGI will receive supply and/or labor cost payments from PSMA LLC at agreed-upon rates. PSMA LLC’s monoclonal antibody project is currently in the pre-clinical phase of research and development. All costs incurred by PSMA LLC under the SGI agreement during the research and development phase of the project will be expensed in the period incurred. The SGI agreement terminates at the latest of (i) the tenth anniversary of the first commercial sale of each licensed product in each country or (ii) the latest date of expiration of patents underlying the licensed products. PSMA LLC may terminate the SGI agreement upon advance written notice to SGI. SGI may terminate the agreement if PSMA LLC fails to cure a breach of an SGI in-license within a specified time period after written notice. In addition, either party may terminate the SGI agreement after written notice upon an uncured breach or in the event of bankruptcy of the other party. As of December 31, 2007, PSMA LLC has paid to SGI approximately $3.0 million under this agreement, including $0.5 million in milestone payments.

ADARC. We have a letter agreement with The Aaron Diamond AIDS Research Center pursuant to which we have the exclusive right to pursue the commercial development, directly or with a partner, of products related to HIV based on patents jointly owned by ADARC and us.

Rights and Obligations. We have the right generally to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. We bear the cost of doing so with respect to our license agreement with the University of Chicago for methylnaltrexone. Under the Collaboration Agreement, Wyeth has the right, at its expense, to defend and enforce the RELISTOR patents licensed to Wyeth by us. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under certain circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

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

Patents and Proprietary Technology

Our policy is to protect our proprietary technology, and we consider the protection of our rights to be important to our business. In addition to seeking U.S. patent protection for many of our inventions, we generally file patent applications in Canada, Japan, European countries that are party to the European Patent Convention and additional foreign countries on a selective basis in order to protect the inventions that we consider to be important to the development of our foreign business. Generally, patents issued in the U.S. are effective:

•	if the patent application was filed prior to June 8, 1995, for the longer of 17 years from the date of issue or 20 years from the earliest asserted filing date; or

•	if the application was filed on or after June 8, 1995, for 20 years from the earliest asserted filing date.

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

Our patent portfolio relating to our proprietary technologies in the gastroenterology, virology and cancer areas is currently comprised, on a worldwide basis, of 171 patents that have been issued and 281 pending patent applications, which we either own directly or of which we are the exclusive licensee. Our issued patents expire on dates ranging from 2009 through 2025. Patent term extensions and pending patent applications may extend the period of patent protection afforded our products in development.

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

The research, development and commercialization of a biopharmaceutical often involve alternative development and optimization routes, which are presented at various stages in the development process. The preferred routes cannot be predicted at the outset of a research and development program because they will depend upon subsequent discoveries and test results. There are numerous third-party patents in our field, and it is possible that to pursue the preferred development route of one or more of our product candidates we will need to obtain a license to a patent, which would decrease the ultimate profitability of the applicable product. If we cannot negotiate a license, we might have to pursue a less desirable development route or terminate the program altogether.

Government Regulation

Progenics and our product candidates are subject to comprehensive regulation by the FDA and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, recordkeeping, advertising and promotion of our products. None of our product candidates has received marketing or other approval from the FDA or any other similar regulatory authority.

FDA Regulation. FDA approval of our products, including a review of the manufacturing processes and facilities used to produce such products, will be required before they may be marketed in the U.S. The process of obtaining approvals from the FDA can be costly, time consuming and subject to unanticipated delays. We cannot assure you that approvals of our proposed products, processes, or facilities will be granted on a timely basis, or at all. If we experience delays in obtaining, or do not obtain, approvals for our products, commercialization of our products would be slowed or stopped. Even if we obtain regulatory approval, the approval may include significant limitations on indicated uses for which the product could be marketed or other significant marketing restrictions.

The process required by the FDA before our product candidates may be approved for marketing in the U.S. generally involves:

•	pre-clinical laboratory and animal tests;

•	submission to the FDA and effectiveness of an investigational new drug application, or IND, before clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication;

•	submission to the FDA of a marketing application; and

•	FDA review of the marketing application in order to determine, among other things, whether the product is safe and effective for its intended uses.

Pre-clinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information about a product’s pharmacology and toxicology and to identify safety problems that would preclude testing in humans. Products must generally be manufactured according to current Good Manufacturing Practices, and pre-clinical safety tests must be conducted by laboratories that comply with FDA good laboratory practices regulations.

               The results of the pre-clinical tests are submitted to the FDA as part of an IND (Investigational New Drug) application, which must become effective before clinical trials may commence. The IND submission must include, among other things, a description of the sponsor’s investigational plan; protocols for each planned study; chemistry, manufacturing and control information; pharmacology and toxicology information and a summary of previous human experience with the investigational drug.

Unless the FDA objects to, makes comments or raises questions concerning an IND, it will become effective 30 days following submission, and initial clinical studies may begin. Companies often obtain affirmative FDA approval, however, before beginning such studies. We cannot assure you that an IND submission by us will result in FDA authorization to commence clinical trials.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or to individuals under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with the FDA’s Good Clinical Practice requirements under protocols submitted to the FDA that detail, among other things, the objectives of the study; the parameters to be used to monitor safety; and the effectiveness criteria to be evaluated. Each clinical study must be conducted under the auspices of an Institutional Review Board, which considers, among other things, ethical factors, the safety of human subjects, the possible liability of the institution and the informed consent disclosure which must be made to participants in the trial.

Clinical trials are typically conducted in three sequential phases, which may overlap. During phase 1, when the drug is initially administered to human subjects, the product is tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. Phase 2 involves studies in a limited population to evaluate preliminarily the efficacy of the product for specific, targeted indications; determine dosage tolerance and optimal dosage; and identify possible adverse effects and safety risks.

When a product candidate is found in phase 2 evaluation to have an effect and an acceptable safety profile, phase 3 trials are undertaken in order to further evaluate clinical efficacy and test for safety within an expanded population. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

A New Drug Application, or NDA, is an application to the FDA to market a new drug. A Biologic License Application, or BLA, is an application to market a biological product. The new drug or biological product may not be marketed in the U.S. until the FDA has approved the NDA or issued a biologic license. The NDA must contain, among other things, information on chemistry, manufacturing and controls; non-clinical pharmacology and toxicology; human pharmacokinetics and bioavailability; and clinical data. The BLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods.

The results of the pre-clinical studies and clinical studies, the chemistry and manufacturing data, and the proposed labeling, among other things, are submitted to the FDA in the form of an NDA or BLA. The FDA may refuse to accept the application for filing if certain administrative and content criteria are not satisfied, and even after accepting the application for review, the FDA may require additional testing or information before approval of the application. Our analysis of the results of our clinical studies is subject to review and interpretation by the FDA, which may differ from our analysis. We cannot assure you that our data or our interpretation of data will be accepted by the FDA. In any event, the FDA must deny an NDA or BLA if applicable regulatory requirements are not ultimately satisfied. In addition, we may encounter delays or rejections based upon changes in applicable law or FDA policy during the period of product development and FDA regulatory review. If regulatory approval of a product is granted, such approval may be made subject to various conditions, including post-marketing testing and surveillance to monitor the safety of the product, or may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

Both before and after approval is obtained, a product, its manufacturer and the sponsor of the marketing application for the product are subject to comprehensive regulatory oversight. Violations of regulatory requirements at any stage, including the pre-clinical and clinical testing process, the approval process, or thereafter, may result in various adverse consequences, including FDA delay in approving or refusal to approve a product, withdrawal of an approved product from the market or the imposition of criminal penalties against the manufacturer or sponsor. Later discovery of previously unknown problems may result in restrictions on the product, manufacturer or sponsor, including withdrawal of the product from the market. New government requirements may be established that could delay or prevent regulatory approval of our products under development.

Regulation Outside the U.S. Whether or not FDA approval has been obtained, approval of a pharmaceutical product by comparable government regulatory authorities in foreign countries must be obtained prior to marketing the product there. The approval procedure varies from country to country, and the time required may be longer or shorter than that required for FDA approval. The requirements we must satisfy to obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products there can be rigorous, costly and uncertain, and there can be no assurance that approvals will be granted on a timely basis or at all. We do not currently have any facilities or personnel outside of the U.S.

In the European countries, Canada and Australia, regulatory requirements and approval processes are similar in principle to those in the United States. Additionally, depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in the EU countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision-making authority in product approval. The centralized procedure, which is mandatory for biotechnology derived products, results in a recommendation in all member states, while the EU mutual recognition process involves country-by-country approval.

In other countries, regulatory requirements may require us to perform additional pre-clinical or clinical testing regardless of whether FDA approval has been obtained. If the particular product is manufactured in the U.S., we must also comply with FDA and other U.S. export provisions.

In most countries outside the U.S., coverage, pricing and reimbursement approvals are also required. There can be no assurance that the resulting pricing of our products would be sufficient to generate an acceptable return to us.

Other Regulation. In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and various other present and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although we believe that our safety procedures for storing, handling, using and disposing of such materials comply with the standards prescribed by applicable regulations, we cannot completely eliminate the risk of accidental contaminations or injury from these materials. In the event of such an accident, we could be held liable for any legal and regulatory violations as well as damages that result. Any such liability could have a material adverse effect on Progenics.

Manufacturing

We have transferred to Wyeth our prior agreement with Mallinckrodt for the supply of both bulk and finished-form RELISTOR. Wyeth is currently solely responsible for the supply of those materials for the balance of the clinical trial and commercial supply requirements under the Collaboration Agreement.

We currently manufacture PRO 140 in our biologics pilot production facilities in Tarrytown, New York and have entered into an agreement with a third-party contract manufacturing organization (CMO) to produce additional quantities of PRO 140 for our ongoing clinical trials. We currently have two 150-liter bioreactors in operation to support our clinical programs. We have also acquired a 1,500 liter bioreactor, and we are considering the appropriate time and manner for installing and deploying this additional resource. We have supplemented our existing production facilities with capacity from the CMO to meet our needs for clinical trials for this product candidate. These facilities may, however, be insufficient for all of our late-stage clinical trials and would be insufficient for commercial-scale requirements. We may be required to further expand our manufacturing staff and facilities, obtain new facilities or contract with third parties or corporate collaborators to assist with production.

In order to establish a full-scale commercial manufacturing facility for any of our product candidates, we would need to spend substantial additional funds, hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

Sales and Marketing

We plan to market products for which we obtain regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third-party collaborators. We may also consider contracting with a third-party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. Under the terms of our Collaboration Agreement with Wyeth, Wyeth granted us an option to enter into a co-promotion agreement to co-promote any of the RELISTOR products developed under the Collaboration Agreement, subject to certain conditions. The extent of our co-promotion activities and the fee that we will be paid by Wyeth for these activities will be established if, as and when we exercise our option. Wyeth will record all sales of products worldwide (including those sold by us, if any, under a co-promotion agreement).

Competition

Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many companies and major universities and research institutions in the U.S. and abroad. We will face competition from companies marketing existing products or developing new products for diseases targeted by our technologies. Many of our competitors have substantially greater resources, experience in conducting pre-clinical studies and clinical trials and obtaining regulatory approvals for their products, operating experience, research and development and marketing capabilities and production capabilities than we do. Our products under development may not compete successfully with existing products or products under development by other companies, universities and other institutions. Our competitors may succeed in obtaining FDA marketing approval for products more rapidly than we do. Drug manufacturers that are first in the market with a therapeutic for a specific indication generally obtain and maintain a significant competitive advantage over later entrants. Accordingly, we believe that the speed with which we develop products, complete the clinical trials and approval processes and ultimately supply commercial quantities of the products to the market will be an important competitive factor.

There are currently no FDA-approved products for reversing the debilitating side effects of opioid pain therapy (and specifically, opioid-induced constipation) or for the treatment of post-operative ileus, to which RELISTOR is directed. We are, however, aware of a product candidate that targets these therapeutic indications. This product, Entereg™ (alvimopan), is under development by Adolor Corporation, in collaboration with an affiliate of GlaxoSmithKline plc. Entereg is in advanced clinical development and Adolor has received an approvable letter from the FDA for Entereg regarding the treatment of post-operative ileus.

Five classes of products made by our competitors have been approved for marketing by the FDA for the treatment of HIV infection and AIDS: nucleoside and non-nucleoside reverse transcriptase inhibitors, protease inhibitors, entry inhibitors and integrase inhibitors. These drugs have shown efficacy in reducing the concentration of HIV in the blood and prolonging asymptomatic periods in HIV-positive individuals, especially when administered in combination. We are aware of several competitors that are marketing or developing small-molecule viral-entry-inhibition-based treatments directed against CCR5 for HIV infection, including Pfizer Inc.’s SELZENTRY™, but unaware of any antibody-based treatments at our stage of clinical development.

Radiation and surgery are two principal traditional forms of treatment for prostate cancer, to which our PSMA-based development efforts are directed. If the disease spreads, however, the traditional forms of treatment can be ineffective. We are aware of several competitors who are developing alternative treatments for prostate cancer, including in vivo and ex vivo therapies, some of which are directed against PSMA.

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

Competition with respect to our technologies and product candidates is and will be based on, among other things: (i) efficacy and safety of our products; (ii) timing and scope of regulatory approval; (iii) product reliability and availability; (iv) sales, marketing and manufacturing capabilities; (v) capabilities of our collaborators; (vi) reimbursement coverage from insurance companies and others; (vii) degree of clinical benefits of our product candidates relative to their costs; (viii) method of administering a product; (ix) price; and (x) patent protection.

Our competitive position will also depend upon our ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, and secure sufficient capital resources for the typically substantial period between technological conception and commercial sales. Competitive disadvantages in any of these factors could materially harm our business and financial condition.

Product Liability

The testing, manufacturing and marketing of our product candidates and products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent we elect to test, manufacture or market product candidates and products independently, we will bear the risk of product liability directly. We have obtained product liability insurance coverage in the amount of $10.0 million per occurrence, subject to a deductible and a $10.0 million aggregate limitation. In addition, where the local statutory requirements exceed the limits of our existing insurance or local policies of insurance are required, we maintain additional clinical trial liability insurance to meet these requirements. This insurance is subject to deductibles and coverage limitations. We may not be able to continue to maintain insurance at a reasonable cost, or in adequate amounts.

Human Resources

At December 31, 2007, we had 245 full-time employees, 41 of whom hold Ph.D. degrees, six of whom hold M.D. degrees and three of whom, including Dr. Paul J. Maddon, our Chief Executive Officer and Chief Science Officer, hold both Ph.D. and M.D. degrees. At such date, 200 employees were engaged in research and development, medical, regulatory affairs and manufacturing activities and 45 were engaged in finance, legal, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Item 1A. RISK FACTORS

Our business and operations entail a variety of serious risks and uncertainties, including those described below.

Our product development programs are inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies.

RELISTOR, which is designed to reverse certain side effects induced by opioids and to manage postoperative ileus and is being developed through a collaboration with Wyeth, is based on a novel method of action that has not yet been deemed safe or effective by any regulatory authorities. No drug with RELISTOR’s method of action has ever received marketing approval. Additionally, our principal HIV product candidate, the monoclonal antibody PRO 140, is designed to block viral entry. To our knowledge, there are two approved drugs designed to treat HIV infection by blocking viral entry (Trimeris’ FUZEON™ and Pfizer’s SELZENTRY™) that have been approved for marketing in the U.S., but neither are monoclonal antibodies. Our other research and development programs, including those related to PSMA, involve novel approaches to human therapeutics. Consequently, there is little precedent for the successful commercialization of products based on our technologies. There are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able to develop successfully any of our products.

We have granted to Wyeth the exclusive rights to develop and commercialize RELISTOR, our lead product candidate, and our resulting dependence upon Wyeth exposes us to significant risks.

In December 2005, we entered into a license and co-development agreement with Wyeth. Under this agreement, we granted to Wyeth the exclusive worldwide right to develop and commercialize RELISTOR, our lead product candidate. As a result, we are dependent upon Wyeth to perform and fund development, including clinical testing, to make certain regulatory filings and to manufacture and market products containing RELISTOR. Our collaboration with Wyeth may not be scientifically, clinically or commercially successful.

Any revenues from the sale of RELISTOR, if approved for marketing by the FDA, will depend almost entirely upon the efforts of Wyeth. Wyeth has significant discretion in determining the efforts and resources it applies to sales of the RELISTOR products and may not be effective in marketing such products. In addition, Wyeth is a large, diversified pharmaceutical company with global operations and its own corporate objectives, which may not be consistent with our best interests. For example, Wyeth may change its strategic focus or pursue alternative technologies in a manner that results in reduced revenues to us. We will receive milestone and contingent payments from Wyeth only if RELISTOR achieves specified clinical, regulatory and commercialization milestones, and we will receive royalty payments from Wyeth only if RELISTOR receives regulatory approval and is commercialized by Wyeth. Many of these milestone events will depend upon the efforts of Wyeth. As of December 31, 2007, we have received $14.0 million in milestone payments from Wyeth. We may not receive any further milestone, contingent or royalty payments from Wyeth.

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

If our relationship with Wyeth were to terminate, we would have to either enter into a license and co-development agreement with another party or develop and commercialize RELISTOR ourselves. We may not be able to enter into such an agreement with another suitable company on acceptable terms or at all. To develop and commercialize RELISTOR on our own, we would have to develop a sales and marketing organization and a distribution infrastructure, neither of which we currently have. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability.

A termination of our relationship with Wyeth could seriously compromise the development program for RELISTOR and possibly our other product candidates. For example, we could experience significant delays in the development of RELISTOR and would have to assume full funding and other responsibility for further development and eventual commercialization.

Any of these outcomes would result in delays in our ability to distribute RELISTOR and would increase our expenses, which would have a material adverse effect on our business, results of operations and financial condition.

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

We will need to obtain regulatory approval before our product candidates can be marketed. To obtain marketing approval from regulatory authorities, we or our collaborators must demonstrate a product’s safety and efficacy through extensive pre-clinical and clinical testing. Numerous adverse events may arise during, or as a result of, the testing process, including the following:

•    the results of pre-clinical studies may be inconclusive, or they may not be indicative of results that will be obtained in human clinical trials;

•    potential products may not have the desired efficacy or may have undesirable side effects or other characteristics that preclude marketing approval or limit their commercial use if approved;

•    after reviewing test results, we or our collaborators may abandon projects which we previously believed to be promising; and

•    we, our collaborators or regulators may suspend or terminate clinical trials if we or they believe that the participating subjects are being exposed to unacceptable health risks.

 Clinical testing is very expensive and can take many years. Results attained in early human clinical trials may not be indicative of results that are obtained in later clinical trials. In addition, many of our investigational or experimental drugs, such as PRO 140 and the PSMA product candidates, are at an early stage of development. The successful commercialization of early stage product candidates will require significant further research, development, testing and approvals by regulators and additional investment. Our products in the research or pre-clinical development stage may not yield results that would permit or justify clinical testing. Our failure to demonstrate adequately the safety and efficacy of a product under development would delay or prevent marketing approval of the product, which could adversely affect our operating results and credibility.

A setback in our clinical development programs could adversely affect us.

We and Wyeth are conducting clinical trials of RELISTOR. If the results of any of these ongoing trials or of other future trials of RELISTOR are not satisfactory, or if we encounter problems enrolling subjects, or if clinical trial supply issues or other difficulties arise, our entire RELISTOR development program could be adversely affected, resulting in delays in commencing or completing clinical trials or in making our regulatory filing for marketing approval. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in filing for the regulatory approvals necessary to market RELISTOR. If the clinical trials indicate a serious problem with the safety or efficacy of a RELISTOR product, then Wyeth has the right under our license and co-development agreement to terminate the agreement or to stop the development or commercialization of the affected products. Since RELISTOR is our most clinically advanced product, any setback of these types would have a material adverse effect on our stock price and business.

We are conducting a clinical trial of PRO 140 and are planning trials of PSMA ADC and prostate cancer vaccine candidates. If the results of our future clinical studies of PRO 140 or the pre-clinical and clinical studies involving the PSMA vaccine and antibody candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved.

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of December 31, 2007, we had an accumulated deficit of $254.0 million. We have derived no significant revenues from product sales or royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of December 31, 2007, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $170.4 million. This includes proceeds of $57.1 million, net of underwriter commissions, discounts and other offering expenses, raised during the third quarter of 2007 in a follow-on public offering of 2.6 million shares of common stock. During the year ended December 31, 2007, we had a net loss of $43.7 million and cash used in operating activities was $39.1 million. Our accumulated deficit is expected to increase in the future.

Under our agreement with Wyeth, Wyeth is responsible for all future development and commercialization costs relating to RELISTOR starting January 1, 2006. As a result, although our spending on RELISTOR has been significant during 2006 and 2007 and is expected to continue at a similar level in the future, our net expenses for RELISTOR have been and will continue to be reimbursed by Wyeth.

With regard to our other product candidates, we expect that we will continue to incur significant expenditures for their development, and we do not have committed external sources of funding for most of these projects. These expenditures will be funded from our cash on hand, or we may seek additional external funding for these expenditures, most likely through collaborative agreements, or other license or sale transactions, with one or more pharmaceutical companies, through the issuance and sale of securities or through additional government grants or contracts. We cannot predict with any certainty when we will need additional funds or how much we will need or if additional funds will be available to us. Our need for future funding will depend on numerous factors, many of which are outside our control.

Our access to capital funding is always uncertain. Despite previous experience, we may not be able at the necessary time to obtain additional funding on acceptable terms, or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

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

We believe that existing balances of cash, cash equivalents and marketable securities, cash generated from operations and funds potentially available to us by issuing and selling securities are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. We cannot, however, predict the amount or timing of our need for additional funds under various circumstances, which could include new product development projects, other opportunities or other factors that may require us to raise additional funds in the future.

Our marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities (“ARS”), are classified as available for sale. The ARS that we purchase consist of municipal bonds with maturities greater than five years and, in accordance with our investment guidelines, have credit ratings of at least Aa3/AA-, and do not include mortgage-backed instruments. We have a history of holding all marketable securities, other than ARS, to maturity. As of December 31, 2007, we had not experienced failed auctions of our ARS due to lack of investor interest.

The auction process for ARS historically provided a liquid market for these securities. In the second half of 2007, however, this process began to deteriorate. During the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio from $38.8 million at 2007 year-end. While our portfolio was not affected by the auction process deterioration in 2007, some of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate them through auction, we were unable to do so as to approximately $10.1 million principal amount, which we continue to hold. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of March 14, 2008, we have received all scheduled interest payments associated with these securities.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.  We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of our investments may affect our ability to liquidate these securities, and therefore may affect our financial condition, cash flows and earnings. We believe that based on our current cash, cash equivalents and marketable securities balances of $170.4 million at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility or ability to fund our obligations.

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of our investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, we may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, we have converted our investments in ARS to money market funds. We believe we will have the ability to hold any auction rate securities for which auctions fail until the market recovers. We do not anticipate having to sell these securities in order to operate our business.

Our clinical trials could take longer than we expect.

Although for planning purposes we forecast the commencement and completion of clinical trials, and have included many of those forecasts in reports filed with the SEC and in other public disclosures, the actual timing of these events can vary dramatically. For example, we have experienced delays in our RELISTOR clinical development program in the past as a result of slower than anticipated enrollment. These delays may recur. Delays can be caused by, among other things:

•	deaths or other adverse medical events involving subjects in our clinical trials;

•	regulatory or patent issues;

•	interim or final results of ongoing clinical trials;

•	failure to enroll clinical sites as expected;

•	competition for enrollment from clinical trials conducted by others in similar indications;

•	scheduling conflicts with participating clinicians and clinical institutions; and

•	manufacturing problems.

In addition, we may need to delay or suspend our clinical trials if we are unable to obtain additional funding when needed. Clinical trials involving our product candidates may not commence or be completed as forecasted.

We have limited experience in conducting clinical trials, and we rely on others to conduct, supervise or monitor some or all aspects of some of our clinical trials. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. Under our agreement with Wyeth relating to RELISTOR, Wyeth has the responsibility to conduct some of the clinical trials for that product candidate, including all trials outside of the United States. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

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

We and our products are subject to comprehensive regulation by the FDA in the U.S. and by comparable authorities in other countries. These national agencies and other federal, state and local entities regulate, among other things, the pre-clinical and clinical testing, safety, approval, manufacture, labeling, marketing, export, storage, record keeping, advertising and promotion of pharmaceutical products. If we violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

Our product candidates do not yet have, and may never obtain, the regulatory approvals needed for marketing.

None of our product candidates has been approved by applicable regulatory authorities for marketing. The process of obtaining FDA and foreign regulatory approvals often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications and other submissions necessary to gain marketing approvals. Our products under development may never obtain the marketing approval from the FDA or any other regulatory authority necessary for commercialization.

    Even if our products receive regulatory approval:

•
they might not obtain labeling claims necessary to make the product commercially viable (in general, labeling claims define the medical conditions for which a drug product may be marketed, and are therefore very important to the commercial success of a product);

•
approval may be limited to uses of the product for treatment or prevention of diseases or conditions that are relatively less financially advantageous to us than approval of greater or different scope;

•	we or our collaborators might be required to undertake post-marketing trials to verify the product’s efficacy or safety;

•
we, our collaborators or others might identify side effects after the product is on the market, or we or our collaborators might experience manufacturing problems, either of which could result in subsequent withdrawal of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product or the need for additional marketing applications; and

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

The extent to which any of our products achieves market acceptance will depend on competitive factors. Competition in our industry is intense, and it is accentuated by the rapid pace of technological development. There are products currently in the market that will compete with the products that we are developing, including AIDS drugs and chemotherapy drugs for treating cancer. As described below, Adolor Corporation is developing a drug that would compete with RELISTOR. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our operating results and financial position would suffer.

One or more competitors developing an opioid antagonist may reach the market ahead of us and adversely affect the market potential for RELISTOR.

We are aware that Adolor Corporation, in collaboration with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing Entereg™ (alvimopan), an opioid antagonist, for postoperative ileus, which has completed phase 3 clinical trials, and for opioid-induced bowel dysfunction, which has been the subject of phase 3 clinical trials. Entereg is further along in the clinical development process than RELISTOR, and Adolor Corporation has received an approvable letter from the FDA for Entereg regarding the treatment of post-operative ileus. If Entereg reaches the market before RELISTOR, it could achieve a significant competitive advantage relative to our product. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

Under the terms of our collaboration with Wyeth with respect to RELISTOR, Wyeth is developing the oral formulation of RELISTOR worldwide. We are leading the U.S. development of the subcutaneous and intravenous formulations of RELISTOR, while Wyeth is leading development of these parenteral products outside the U.S. Decisions regarding the timelines for development of the three RELISTOR formulations are being be made by a Joint Development Committee, and endorsed by the Joint Steering Committee, each committee formed under the terms of the license and co-development agreement, consisting of members from both Wyeth and Progenics.

If we are unable to negotiate collaborative agreements, our cash burn rate could increase and our rate of product development could decrease.

Our business strategy includes as an element entering into collaborations with pharmaceutical and biotechnology companies to develop and commercialize our products and technologies. We entered into such a collaboration with Wyeth, but we may not be successful in negotiating additional collaborative arrangements. If we do not enter into new collaborative arrangements, we would have to devote more of our resources to clinical product development and product-launch activities, and our cash burn rate would increase or we would need to take steps to reduce our rate of product development.

If we do not remedy our failure to achieve milestones or satisfy conditions regarding some of our product candidates, we may not maintain our rights under our licenses relating to these product candidates.

We are required to make substantial cash payments, achieve specified milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, to maintain rights under our intellectual property licenses. Due to the nature of these agreements and the uncertainties of research and development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses.

If we do not comply with our obligations under our license agreements, the licensors may terminate them. Termination of any of our licenses could result in our losing our rights to, and therefore being unable to commercialize, any related product.

We have limited manufacturing capabilities, which could adversely affect our ability to commercialize products.

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

We operate pilot-scale manufacturing facilities for the production of vaccines and recombinant proteins. We believe that, for these types of product candidates, these facilities will be sufficient to meet our initial needs for clinical trials. These facilities may, however, be insufficient for late-stage clinical trials for these types of product candidates, and would be insufficient for commercial-scale manufacturing requirements. We may be required to expand further our manufacturing staff and facilities, obtain new facilities or contract with corporate collaborators or other third parties to assist with production.

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

Our success is dependent in part upon obtaining, maintaining and enforcing patent and other intellectual property rights. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There is no clear policy involving the breadth of claims allowed, or the degree of protection afforded, under patents in this area. Accordingly, the patent applications owned by or licensed to us may not result in patents being issued. We are aware of other groups that have patent applications or patents containing claims similar to or overlapping those in our patents and patent applications. We do not expect to know for several years the relative strength or scope of our patent position as compared to these other groups. Patents that we own or license may not enable us to preclude competitors from commercializing drugs, and consequently may not provide us with any meaningful competitive advantage.

We own or have licenses to several issued patents. The issuance of a patent, however, is not conclusive as to its validity or enforceability. The validity or enforceability of a patent after its issuance by the patent office can be challenged in litigation. Our patents may be successfully challenged. We may incur substantial costs in litigation to uphold the validity of patents or to prevent infringement. If the outcome of litigation is adverse to us, third parties may be able to use our patented invention without payment to us. Third parties may also avoid our patents through design innovation.

Most of our product candidates, including RELISTOR, PRO 140 and our PSMA and HCV program products, incorporate to some degree intellectual property licensed from third parties. We can lose the right to patents and other intellectual property licensed to us if the related license agreement is terminated due to a breach by us or otherwise. Our ability, and that of our collaboration partners, to commercialize products incorporating licensed intellectual property would be impaired if the related license agreements were terminated.

Generally, we have the right to defend and enforce patents licensed by us, either in the first instance or if the licensor chooses not to do so. In addition, our license agreement with the University of Chicago regarding methylnaltrexone gives us the right to prosecute and maintain the licensed patents. We bear the cost of engaging in some or all of these activities with respect to our license agreements with the University of Chicago for methylnaltrexone. Under our Collaboration Agreement, Wyeth has the right, at its expense, to defend and enforce the RELISTOR patents licensed to Wyeth by us. With most of our other license agreements, the licensor bears the cost of engaging in all of these activities, although we may share in those costs under specified circumstances. Historically, our costs of defending patent rights, both our own and those we license, have not been material.

We also rely on unpatented technology, trade secrets and confidential information. Third parties may independently develop substantially equivalent information and techniques or otherwise gain access to our technology or disclose our technology, and we may be unable to effectively protect our rights in unpatented technology, trade secrets and confidential information. We require each of our employees, consultants and advisors to execute a confidentiality agreement at the commencement of an employment or consulting relationship with us. These agreements may, however, not provide effective protection in the event of unauthorized use or disclosure of confidential information.

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

We rely in part on third parties to perform a variety of functions. We are party to numerous agreements which place substantial responsibility on clinical research organizations, consultants and other service providers for the development of our products. We also rely on medical and academic institutions to perform aspects of our clinical trials of product candidates. In addition, an element of our research and development strategy is to in-license technology and product candidates from academic and government institutions in order to minimize investments in early research. We entered into an agreement under which we depend on Wyeth for the commercialization and development of RELISTOR, our lead product candidate. We may not be able to maintain any of these relationships or establish new ones on beneficial terms. We may not be able to enter new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully.

We lack sales and marketing infrastructure and related staff, which will require significant investment to establish and in the meantime may make us dependent on third parties for their expertise in this area.

We have no established sales, marketing or distribution infrastructure. If we receive marketing approval, significant investment, time and managerial resources will be required to build the commercial infrastructure required to market, sell and support a pharmaceutical product. Should we choose to commercialize any product directly, we may not be successful in developing an effective commercial infrastructure or in achieving sufficient market acceptance. Alternatively, we may choose to market and sell our products through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform the marketing function for our products. Under our license and co-development agreement with Wyeth, Wyeth is responsible for commercializing RELISTOR. To the extent that we enter into distribution, co-marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of our other products, any revenues we receive will depend primarily on the efforts of third parties. We will not control the amount and timing of marketing resources these third parties devote to our products.

If we lose key management and scientific personnel on whom we depend, our business could suffer.

We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Maddon could cause our management and operations to suffer. In late 2007, we concluded a renewal employment agreement with Dr. Maddon, with an effective date of July 1, 2007, for an initial term of one year, which is subject to automatic renewal provided both we and Dr. Maddon agree. Employment agreements do not assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon in the amount of $2.5 million.

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

In accordance with our collaboration agreement with Wyeth, we have transferred to Wyeth the responsibility for manufacturing RELISTOR for clinical and commercial use. We currently obtain supplies of critical raw materials used in production of other of our product candidates from single sources. We do not have long-term contracts with any of these other suppliers. Wyeth may not be able to fulfill its manufacturing obligations, either on its own or through third-party suppliers. Our existing arrangements with suppliers for our other product candidates may not result in the supply of sufficient quantities of our product candidates needed to accomplish our clinical development programs, and we may not have the right or capability to manufacture sufficient quantities of these products to meet our needs if our suppliers are unable or unwilling to do so. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

A substantial portion of our funding comes from federal government grants and research contracts. We cannot rely on these grants or contracts as a continuing source of funds.

A substantial portion of our revenues to date has been derived from federal government grants and research contracts. During 2006 and 2007, we were awarded, in the aggregate, approximately $4.4 million in NIH grants. During 2005, we were also awarded a $3.0 million and a $9.7 million grant from the NIH to partially fund our hepatitis C virus and PRO 140 programs, respectively. In 2004 we were awarded, in the aggregate, approximately $9.2 million in NIH grants and research contracts in addition to previous years’ awards. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. For example, the contract awarded to us by the NIH in September 2003, which provided for up to $28.6 million in funding over a five year period, must be used by us in furtherance of our efforts to develop an HIV vaccine. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing grants or contracts may be less than those received to date. We have recently been informed by the NIH that it has decided not to fund the 2003 contract beyond the $15.5 million approved through September 2008. To continue to develop the HIV vaccine after that time, therefore, we will need to provide funding on our own or obtain new governmental or other funding. If we choose not to provide our own or cannot secure governmental or other funding, we will discontinue this project.

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

If we or any of our collaborators succeed in bringing one or more of our products to market, third party payors may establish and maintain price levels insufficient for us to realize an appropriate return on our investment in product development. Significant changes in the health care system in the U.S. or elsewhere, including changes resulting from adverse trends in third-party reimbursement programs, could have a material adverse effect on our operating results and our ability to raise capital and commercialize products.

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

       Our stock price has a history of significant volatility. Between January 1, 2005 and December 31, 2007, our stock price has ranged from $14.09 to $30.83 per share. In the first quarter of 2008, it has ranged to as low as approximately $5.00 per share. Historically, our stock price has fluctuated through an even greater range. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. The stock prices of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

        •  the results of clinical trials and pre-clinical studies involving our products or those of our competitors;

• changes in the status of any of our drug development programs, including delays in clinical trials or program terminations;

                              •   developments regarding our efforts to achieve marketing approval for our products;

• developments in our relationship with Wyeth regarding the development and commercialization of RELISTOR;

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

At December 31, 2007, our directors and executive officers and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately one-fifth of our outstanding shares of common stock. At that date, our six largest stockholders, excluding our directors and executive officers and stockholders affiliated with Tudor, beneficially own or control in the aggregate approximately half of our outstanding shares. Our directors and executive officers and Tudor-related stockholders, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock. Other significant but unrelated stockholders could also exert influence in such matters.

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

Sales of substantial numbers of shares of common stock could cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock. We filed a shelf registration statement to permit the sale by us of up to 4.0 million shares of our common stock, pursuant to which we sold 2.6 million shares on September 25, 2007. We also filed registration statements with respect to sales of 286,000 shares of our common stock by certain stockholders, all of which have been sold. Additional sales of our common stock pursuant to our shelf registration statement could, even at then-current market prices, cause the market price of our stock to decline. In addition, some of our other stockholders are entitled to require us to register their shares of common stock for offer or sale to the public, and we have filed Form S-8 registration statements registering shares issuable pursuant to our equity compensation plans. Any sales by existing stockholders or holders of options may have an adverse effect on our ability to raise capital and may adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

There were no unresolved SEC staff comments regarding our periodic or current reports under the Exchange Act as of December 31, 2007.

Item 2. Properties

As of December 31, 2007, we occupy in total approximately 145,800 square feet of laboratory, manufacturing and office space on a single campus in Tarrytown, New York, as follows:

Leased Space	Area (Square Feet)	Base Monthly Rent	Termination Date	Other Terms

Sublease 1	91,600	$140,000	December 30, 2009
Lease 1	32,600	$66,000	December 31, 2009	Renewable for two five year terms
Sublease 2	5,900	$13,000 through June 30, 2010; $15,000 through June 30, 2011; $16,000 through June 29, 2012	June 29, 2012	Four months rent-free beginning April 1, 2006; converts to Lease 2
Lease 2		$16,000	December 31, 2014
Lease 3	9,200	$12,000 through November 12, 2008; annual 3% increases thereafter	June 29, 2012	Three months rent-free beginning August 13, 2007; renewable for two five year terms; lease incentive of $276,300 provided by landlord
Lease 4	6,500	$14,000	August 31, 2012	Renewable for two terms coterminous with Lease 1
Total	145,800

 In addition to rents due under these agreements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

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

	High	Low
Year ended December 31, 2006
First quarter	$ 30.83	$ 24.92
Second quarter	26.72	19.95
Third quarter	26.07	19.80
Fourth quarter	29.55	22.51
Year ended December 31, 2007
First quarter	30.31	22.02
Second quarter	27.59	21.14
Third quarter	26.10	20.55
Fourth quarter	23.98	17.77

On March 13, 2008, the last sale price for our common stock, as reported by The NASDAQ Stock Market LLC, was $5.09. There were approximately 122 holders of record of our common stock as of March 13, 2008.

Comparative Stock Performance Graph

The graph below compares the cumulative stockholder return on our common stock with the cumulative stockholder return of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Pharmaceutical Index, assuming the investment in each equaled $100 on December 31, 2002.
Dividends

We have not paid any dividends since our inception and currently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Item 6. Selected Financial Data

The selected financial data presented below as of December 31, 2006 and 2007 and for each of the three years in the period ended December 31, 2007 are derived from the Company’s audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 2003, 2004 and 2005 and for each of the two years in the period ended December 31, 2004 are derived from the Company’s audited financial statements not included herein. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes included elsewhere herein.

	Years Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Research and development from collaborator				$58,415	$65,455
Research and development, joint venture	$2,486	$2,008	$988
Research grants and contracts	4,826	7,483	8,432	11,418	10,075
Product sales	149	85	66	73	116
Total revenues	7,461	9,576	9,486	69,906	75,646
Expenses:
Research and development	26,374	35,673	43,419	61,711	95,123
In-process research and development				13,209
License fees – research and development	867	390	20,418	390	1,053
General and administrative	8,029	12,580	13,565	22,259	27,901
Loss in joint venture	2,525	2,134	1,863	121
Depreciation and amortization	1,273	1,566	1,748	1,535	3,027
Total expenses	39,068	52,343	81,013	99,225	127,104
Operating loss	(31,607)	(42,767)	(71,527)	(29,319)	(51,458)
Other income (expense):
Interest income	625	780	2,299	7,701	7,770
Interest expense	(4)
Loss on sale of marketable securities		(31)
Total other income	621	749	2,299	7,701	7,770
Net loss before income taxes	(30,986)	(42,018)	(69,228)	(21,618)	(43,688)
Income taxes			(201)
Net loss	$(30,986)	$(42,018)	$(69,429)	$(21,618)	$(43,688)
Per share amounts on net loss:
Basic and diluted	$(2.32)	$(2.48)	$(3.33)	$(0.84)	$(1.60)

	December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$65,663	$31,207	$173,090	$149,100	$170,370
Working capital	56,228	25,667	137,101	91,827	102,979
Total assets	72,886	39,545	184,003	165,911	189,539
Deferred revenue, long-term				16,101	9,131
Other liabilities, long-term	50	42	49	123	359
Total stockholders’ equity	67,683	31,838	112,732	110,846	147,499

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward gastroenterology, virology and oncology. See Business – Overview, above. We commenced principal operations in late 1988, and since that time we have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. We do not currently have any commercial products. In order to commercialize the principal products that we have under development, we have been and continue to be required to address a number of technological and clinical challenges and comply with comprehensive regulatory requirements. Accordingly, we cannot predict the amount of funds that we will require, or the length of time that will pass, before we receive significant revenues from sales of any of our products, if ever.

Our most advanced product candidate and likeliest source of product revenue is methylnaltrexone. See Business – Gastroenterology – RELISTOR and Business – Licenses – Progenics Licenses – Wyeth, above.

In the area of virology, we are developing viral entry inhibitors for HIV and Hepatitis C virus (“HCV”) infection, which are molecules designed to inhibit a virus’ ability to enter certain types of immune cells and liver cells, respectively. See Business – Virology – PRO 140 and ProVax and Business – Virology – Hepatitis C Viral Entry Inhibitor, above.

We are developing therapies for prostate cancer. See Business – Oncology – PSMA, above. Our PSMA programs are conducted through our wholly-owned subsidiary, PSMA Development Company LLC, which prior to April 2006 was a joint venture with Cytogen. Although we are continuing to conduct the PSMA-related research and development activities, we will no longer recognize revenue from PSMA LLC.

Prior to our acquisition of Cytogen’s interest, PSMA LLC’s intellectual property, which was equally owned by us and Cytogen, was used in two research and development programs, a vaccine program and a monoclonal antibody program, both of which were in the pre-clinical or early clinical phases of development. We conducted most of the research and development for those two programs prior to the acquisition and are continuing those research and development activities and will incur all the expenses of those programs.

Before any products resulting from the vaccine and the monoclonal antibody programs that were jointly under development at the date of our acquisition of Cytogen’s interest can be commercialized, PSMA LLC must complete pre-clinical studies and phases 1 through 3 clinical trials for each project and file and receive approval of New Drug Applications with the FDA. Due to the complexities and uncertainties of scientific research and the early stage of the PSMA programs, the timing and costs of such further development efforts and the anticipated completion dates of those programs, if ever, cannot reliably be determined at the acquisition date. Those efforts are currently expected to require at least three years, based upon the timing of our other early stage development projects. There can be no assurance that either of the PSMA programs will reach technological feasibility or that they will ever be commercially viable. The risks associated with development and commercialization of these programs include delay or failure of basic research, failure to obtain regulatory approvals to conduct clinical trials and market products, and patent litigation.

We discontinued our GMK melanoma vaccine program during the second quarter of 2007. An independent data monitoring committee recommended that treatment in the European-based phase 3 trial, which began in 2001, be stopped because lack of efficacy was observed after an interim analysis. We have subsequently terminated our license agreement with Memorial Sloan-Kettering Cancer Center relating to this program.

Our sources of revenues through December 31, 2007 have been payments under our current and former collaboration agreements, from PSMA LLC, from research grants and contracts from the National Institutes of Health (“NIH”) related to our cancer and virology programs and from interest income. Beginning in January 2006, we have been recognizing revenues from Wyeth for reimbursement of our development expenses for RELISTOR as incurred, for the $60 million upfront payment we received from Wyeth over the period of our development obligations and for any milestones or contingent events that are achieved during our collaboration with Wyeth. We have not recognized revenue from PSMA LLC for the years ended December 31, 2006 or 2007, since during 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC on April 20, 2006, we and Cytogen had not approved a work plan and budget for 2006 and subsequently PSMA LLC has become our wholly owned subsidiary. To date, our product sales have consisted solely of limited revenues from the sale of research reagents. We expect that sales of research reagents in the future will not significantly increase over current levels.

A majority of our expenditures to date have been for research and development activities. During 2007, expenses for our PRO 140, HCV and PSMA research programs have increased significantly over those in 2005 and 2006. We expect that during 2008 our research and development expenses for these programs will continue to increase as our programs progress and we make filings with regulators to conduct clinical trials of our product candidates. A portion of these expenses is reimbursed under our NIH grants and contract. Our development and commercialization expenses for RELISTOR are being funded by Wyeth, which allows us to devote our current and future resources to our other research and development programs.

During the year ended December 31, 2007, we received net proceeds of $57.1 million from a public offering totaling 2.6 million shares of our common stock. At December 31, 2007, we had cash, cash equivalents and marketable securities totaling $170.4 million. We expect that cash, cash equivalents and marketable securities on hand at December 31, 2007 will be sufficient to fund operations at current levels beyond one year. Cash used in operating activities for the year ended December 31, 2007 was $39.1 million. We have had recurring losses and had, at December 31, 2007, an accumulated deficit of $254.0 million. During the year ended December 31, 2007, we had a net loss of $43.7 million. Other than potential revenues from RELISTOR, we do not anticipate generating significant recurring revenues, from product sales or otherwise, in the near term, and we expect our expenses to increase. Consequently, we may require significant additional external funding to continue our operations at their current levels in the future. Such funding may be derived from additional collaboration or licensing agreements with pharmaceutical or other companies or from the sale of our common stock or other securities to investors, but may also not be available to us on acceptable terms or at all.

Results of Operations (amounts in thousands)

Revenues:

Our sources of revenue during the years ended December 31, 2007 and 2006, included our collaboration with Wyeth, which was effective on January 1, 2006, our research grants and contracts from the NIH and, to a small extent, our sale of research reagents. During 2005 we recognized revenue from our NIH grants and contract, from our PSMA LLC joint venture and from our sale of research reagents but we did not recognize revenue from Wyeth.

Sources of Revenue	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent Change
Research from collaborator	$65,455	$58,415		12%	N/A
Research from PSMA LLC			$988	N/A	(100%)
Research grants and contract	10,075	11,418	8,432	(12)%	35%
Product sales	116	73	66	59%	11%
	$75,646	$69,906	$9,486	8%	637%

2007 vs. 2006

Research revenues from collaborator

Research revenue from collaborator relates to our Collaboration Agreement with Wyeth. During the years ended December 31, 2007 and 2006, we recognized $65,455 and $58,415, respectively, of revenue from Wyeth, including $16,378 and $18,831, respectively, of the $60,000 upfront payment we received upon entering into our collaboration in December 2005, $40,077 and $34,584, respectively, as reimbursement of our development expenses and $9,000 and $5,000, respectively, of non-refundable payments earned upon the achievement of milestones defined in the Collaboration Agreement. We recognize a portion of the upfront payment in a reporting period in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations in that period relative to total effort expected for all of our performance obligations under the arrangement, as reflected in the most recent development plan and budget approved by Wyeth and us. During the third quarter of 2007, a revised budget was approved, which extended our performance period to the end of 2009 and, thereby, decreased the amount of revenue we are recognizing in each reporting period. Reimbursement of development costs is recognized as revenue as the costs are incurred under the development plan agreed to by us and Wyeth. The milestones were recognized according to the Substantive Milestone Method. See Critical Accounting Policies – Revenue Recognition, below.

Research revenues from PSMA LLC

On April 20, 2006, PSMA LLC became our wholly owned subsidiary and, accordingly, since that date we no longer recognize revenue related to research and development activities performed by us for PSMA LLC. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, we were not reimbursed for our research and development services to PSMA LLC and did not recognize any revenue from PSMA LLC in 2006.

Research grants and contract

Revenues from research grants and contract from the NIH decreased to $10,075 for the year ended December 31, 2007 from $11,418 for the year ended December 31, 2006; $6,185 and $8,052 from grants and $3,890 and $3,366 from the contract awarded to us by the NIH in September 2003 (the “NIH Contract”) for the years ended December 31, 2007 and 2006, respectively. The decrease in grant revenue resulted from completion of certain grants in 2006 and fewer reimbursable expenses in 2007 than in 2006 on new and continuing grants in 2007. In addition, there was increased activity under the NIH Contract. The NIH Contract provides for the development of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under the NIH Contract provides for pre-clinical research, development and early clinical testing. These funds are being used principally in connection with our ProVax HIV vaccine program. The NIH Contract originally provided for up to $28.6 million in funding to us, subject to annual funding approvals and compliance with its terms, over five years. The total of our approved award under the NIH Contract through September 2008 is $15.5 million. Funding under this contract includes the payment of an aggregate of $1.6 million in fees, subject to achievement of specified milestones. Through December 31, 2007, we had recognized revenue of $13.3 million from this contract, including $180,000 for the achievement of two milestones. We have recently been informed by the NIH that it has decided not to fund this Contract beyond September 2008. To continue to develop the HIV vaccine after that time, therefore, we will need to provide funding on our own or obtain new governmental or other funding. If we choose not to provide our own or cannot secure governmental or other funding, we will discontinue this project.

Product sales

Revenues from product sales increased to $116 for the year ended December 31, 2007 from $73 for the year ended December 31, 2006. We received more orders for research reagents during 2007.

2006 vs. 2005

Research revenues from collaborator

Research revenue from collaborator relates to our Collaboration Agreement with Wyeth. During the year ended December 31, 2006, we recognized $58,415 of revenue from Wyeth, including $18,831 of the $60,000 upfront payment we received upon entering into the Collaboration Agreement, $34,584, as reimbursement of our development expenses and $5,000 of a non-refundable payment earned upon the achievement of a milestone defined in the Collaboration Agreement. We did not recognize revenue for this collaboration in 2005 since it was not effective until January 1, 2006.

Research revenues from PSMA LLC

On April 20, 2006, PSMA LLC became our wholly owned subsidiary and, accordingly, since that date we no longer recognize revenue related to research and development activities performed by PSMA LLC. During 2006, prior to our acquisition of Cytogen’s membership interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, we were not reimbursed for our research and development services to PSMA LLC and did not recognize any revenue from PSMA LLC in 2006. We recognized $988 of revenue for research and development services performed for PSMA LLC during the year ended December 31, 2005. That amount reflects a decrease from prior years. The decrease was due to the slower pace of research and development activities on the PSMA projects in 2005 and an increase in grant revenue recognized by the Company from awards related to research and development services performed for PSMA LLC, which effectively decreases research and development revenue from PSMA LLC. Proceeds received from grants related to PSMA LLC and for which we have also been compensated by PSMA LLC for services provided were $1,311 in the 2005 period. We have reflected in the accompanying consolidated financial statements adjustments to decrease both joint venture losses and contract revenue from PSMA LLC in respect of such amounts.

Research grants and contract

Revenues from research grants and contract from the NIH increased to $11,418 for the year ended December 31, 2006 from $8,432 for the year ended December 31, 2005; $8,052 and $5,480 from grants and $3,366 and $2,952 from the NIH Contract for the years ended December 31, 2006 and 2005, respectively. The increase resulted from a greater amount of work performed under the grants in the 2006 period, some of which allowed greater spending limits, including $12.7 million in new grants we were awarded during 2005, $9.7 million of which was to partially fund PRO 140 program over a three and a half year period. In addition, there was increased activity under the NIH Contract.

Product sales

Revenues from product sales increased to $73 for the year ended December 31, 2006 from $66 for the year ended December 31, 2005. We received more orders for research reagents during 2006.

Expenses:

               Research and Development Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs and product manufacturing costs. Research and development expenses, including in-process research and development and license fees, increased to $96,176 for the year ended December 31, 2007 from $75,310 for the year ended December 31, 2006, and from $63,837 in the year ended December 31, 2005. Research and development expenses for 2006 include a one-time charge of $13,209 related to our purchase of Cytogen’s equity interest in PSMA LLC (see Business – Oncology – PSMA ), and for 2005 include a one-time charge of $18,755 related to our purchase of license rights related to RELISTOR (see Business – Progenics’ Licenses – UR Labs/University of Chicago). During 2007, the majority of the increase in research and development expenses over those in 2006 and 2005, net of those one-time charges, was related to the PRO 140, HCV and PSMA clinical and research programs. The increases were the result of analysis of the clinical data from the phase 1b study of PRO 140, preparation of materials for a phase 2 clinical trial of PRO 140, increased basic research to identify targets for an HCV therapeutic agent and basic research and preparation of materials for clinical trials of PSMA-directed therapeutics. Expenses for RELISTOR in 2007 were also greater than in 2006 and 2005, although the increase in those expenses was not as great as for the other research programs. The increase in RELISTOR expenses was primarily due to the conduct of a phase 3 clinical trial of the intravenous formulation as well as preparation of clinical data for the NDA submission for the subcutaneous formulation in March 2007. See Liquidity and Capital Resources – Uses of Cash, below, for details of the changes in these expenses by project. Beginning in 2006, Wyeth is reimbursing us for development expenses we incur related to RELISTOR under the development plan agreed to between Wyeth and us. A portion of our expenses related to our HIV, HCV and PSMA programs is funded through grants and a contract from the NIH (see Revenues- Research Grants and Contract, above). During 2008, we expect that research and development expenses for projects other than RELISTOR will continue to increase and that expenses for RELISTOR development will be similar to those in 2007. The changes in research and development expense, by category of expense, are as follows:

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Salaries and benefits (cash)	$24,061	$17,013	$13,412	41%	27%

2007 vs. 2006  Company-wide compensation increases and an increase in average headcount to 190 from 134 for the years ended December 31, 2007 and 2006, respectively, in the research and development, manufacturing and clinical departments.

2006 vs. 2005   Company-wide compensation increases and an increase in average headcount to 134 from 117 for the years ended December 31, 2006 and 2005, respectively, in the research and development, manufacturing and clinical departments, including the hiring of our Vice President, Quality in July 2005.

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Share-based compensation (non-cash)	$7,104	$5,814	$1,237	22%	370%

2007 vs. 2006   Increase due to increase in headcount and changes in the fair value of our common stock (see Critical Accounting Policies − Share-Based Payment Arrangements, below). The amount of non-cash compensation expense is expected to change in future years commensurate with future headcount levels.

2006 vs. 2005   Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payment arrangements (see Critical Accounting Policies − Share-Based Payment Arrangements, below).

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Clinical trial costs	$19,225	$9,485	$10,493	103%	(10%)

2007 vs. 2006   Increase primarily related to RELISTOR ($10,901) due to the global pivotal phase 3 clinical trial of the intravenous formulation of RELISTOR which began in the fourth quarter of 2006 and Other projects ($2). The increases were partially offset by decreases in Cancer ($778), due to our decision to terminate the GMK study in the second quarter of 2007, and HIV-related costs ($385), resulting from a decline in clinical site payments and other clinical expenses related to the phase 1b clinical trial of PRO 140 for which enrollment and dosing of subjects was complete by December 2006. During 2007, data from that trial was analyzed. During 2008, overall clinical trial costs are expected to decrease as clinical trials of RELISTOR conclude and we conduct the phase 2 trial of PRO 140.

2006 vs. 2005   Decrease primarily related to RELISTOR ($1,429) due to completion of the RELISTOR phase 3 trials (301 and 302 and the extension studies) in the second half of 2005 and first quarter of 2006 and Cancer ($335), due to achievement of full enrollment in our GMK phase 3 trial during the fourth quarter of 2005, which resulted in more subjects having completed the full course of treatment during 2005 than remained to be treated in 2006. The decreases were partially offset by an increase in HIV-related costs ($756), resulting from an increase in the PRO 140 trial activity and a decline in a previous collaboration activity in the 2006 period.

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Laboratory supplies	$7,876	$6,337	$5,292	24%	20%

2007 vs. 2006  Increase in HIV-related costs ($1,132), due to internal manufacture of drug materials for the phase 2 PRO 140 clinical trial, and in Other projects ($1,731), primarily Hepatitis C virus research costs. The increases were partially offset by a decrease in RELISTOR ($814) due to the purchase of more RELISTOR drug in the 2006 period than in the 2007 period, net of increased computer software costs in 2007 related to the preparation for submission of a New Drug Application in March 2007. In addition, there was a decrease in basic research costs in 2007 for Cancer (primarily PSMA) ($510). Laboratory supply costs for HIV, Cancer and Other project related costs are expected to increase in 2008.

2006 vs. 2005   Increase in HIV-related costs ($175), due to preparation of materials for the phase 1b PRO 140 clinical trial, and an increase in basic research in 2006 for Cancer ($609) and Other projects ($561) partially offset by a decrease in RELISTOR ($300) due to the purchase of more RELISTOR drug in the 2005 period than in the 2006 period.

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Contract manufacturing and subcontractors	$25,940	$12,448	$5,836	108%	113%

2007 vs. 2006 Increase in HIV ($8,228), Cancer ($5,163) and Other projects ($1,791), which was partially offset by a decrease in RELISTOR ($1,690) related to clinical trials under our collaboration with Wyeth. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required. We expect these costs to increase in 2008 as we expand our clinical trial costs for PRO 140, PSMA and Other projects, while costs for RELISTOR are expected to be similar to those in 2007.

2006 vs. 2005   Increase in RELISTOR ($1,939) related to clinical trials under our collaboration with Wyeth, HIV ($1,672), Cancer ($2,637) and Other projects ($364). These expenses are related to the conduct of clinical trials, including testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Consultants	$4,722	$5,286	$2,969	(11%)	78%

2007 vs. 2006 Decrease in RELISTOR ($1,351), partially offset by increases in HIV ($350), Cancer ($107) and Other projects ($330). These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required. In 2008, consultant expenses are expected to change approximately porportionately with spending levels for all of our research and development programs.

2006 vs. 2005   Increases in RELISTOR ($2,351), Cancer ($47) and Other projects ($20), partially offset by a decrease in HIV ($101). These expenses are related to the monitoring and conduct of clinical trials, including analysis of data from completed clinical trials and vary as the timing and level of such services are required.

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
License fees	$1,053	$390	$20,418	170%	(98%)

2007 vs. 2006   Increase primarily related to our HIV program ($30), Cancer ($523) related to PSMA license agreements and RELISTOR ($110), related to payments to the University of Chicago.

2006 vs. 2005   Decrease primarily related to payments in 2005 but not 2006 to UR Labs and the Goldberg Distributees (see Overview – Purchase of Rights from RELISTOR Licensors), licensors of RELISTOR ($19,205) and related to our HIV program ($1,098), partially offset by increases in Cancer ($225) related to PSMA license agreements and RELISTOR ($50), related to payments to the University of Chicago.

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Operating expenses	$6,195	$18,537	$4,180	(67%)	343%

2007 vs. 2006   Decrease primarily due to expenses in 2006 related to our purchase of Cytogen’s equity interest in PSMA LLC, which are included in in-process research and development ($13,209), travel ($21) and an increase in rent and facilities expenses ($579), insurance costs ($128) and other operating expenses ($181). In 2008, operating expenses are expected to increase over those of 2007, without the effect of our purchase of Cytogen’s interest in PSMA LLC, due to higher rent and facility expenses.

2006 vs. 2005   Increase primarily due to expenses in 2006 related to our purchase of Cytogen’s equity interest in PSMA LLC, which are included in in-process research and development ($13,209) and an increase in rent ($420), facilities expenses ($242), seminar costs ($102), travel ($296) other operating expenses ($88).

               General and Administrative Expenses:

General and administrative expenses increased to $27,901 in the year ended December 31, 2007 from $22,259 in the year ended December 31, 2006 and from $13,565 in the year ended December 31, 2005, as follows:

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Salaries and benefits (cash)	$7,243	$5,942	$4,614	22%	29%

2007 vs. 2006   Increase due to compensation increases and an increase in average headcount to 43 from 32 in the general and administrative departments for the years ended December 31, 2007 and 2006, respectively, including the hiring of our Vice President, Commercial Development and Operations in January 2007.

2006 vs. 2005   Increase due to compensation increases and an increase in average headcount to 32 from 22 in the general and administrative departments for the years ended December 31, 2006 and 2005, respectively, including the hiring of our Senior Vice President and General Counsel in June 2005 and the departure of one senior executive in April 2005.

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Share-based compensation (non-cash)	$8,202	$6,840	$1,281	20%	434%

2007 vs. 2006   Increase due to increase in headcount and changes in the fair value of our common stock (see Critical Accounting Policies − Share-Based Payment Arrangements, below). The amount of non-cash compensation expense is expected to increase in future years in conjunction with increased headcount.

2006 vs. 2005   Increase due to the adoption of SFAS No. 123(R) on January 1, 2006, which requires the recognition of non-cash compensation expense related to share-based payment arrangements (see Critical Accounting Policies − Share-Based Payment Arrangements, below).

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Consulting and professional fees	$7,356	$5,566	$4,488	32%	24%

2007 vs. 2006   Increase due primarily to increases in consultants ($632), recruiting fees ($125), legal and patent fees ($1,138) and other miscellaneous costs ($89), which were partially offset by a decrease in audit and tax fees ($194).

2006 vs. 2005   Increase due primarily to increases in audit and tax fees ($255), recruiting fees ($286), legal and patent fees ($606) and other miscellaneous costs ($21), which were partially offset by a decrease in consultants ($90).

	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
				Percent change
Other operating expenses	$5,100	$3,911	$3,182	30%	23%

2007 vs. 2006   Increase in computer supplies and software ($219), rent ($184), investor relations ($175), travel ($69), conference costs ($4), utilities and facilities costs ($466) and other operating expenses ($212), partially offset by decreases in insurance ($101) and corporate sales and franchise taxes ($39).

2006 vs. 2005   Increase in insurance ($144), corporate sales and franchise taxes ($144), other operating expenses ($262), rent ($218), conference costs ($28) and utilities and facilities costs ($53), partially offset by a decrease in investor relations ($120).

We expect general and administrative expenses during 2008 to remain at approximately 2007 levels.

Loss in Joint Venture:

2007	2006	2005	2007 vs. 2006	2006 vs. 2005
			Percent change
$0	$121	$1,863	(100%)	(94%)

2007 vs. 2006   Loss in joint venture decreased to $0 for the year ended December 31, 2007 from $121 for the year ended December 31, 2006. On April 20, 2006, PSMA LLC became our wholly owned subsidiary and, accordingly, we did not recognize loss in joint venture from the date of acquisition.

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

Depreciation and Amortization:

2007	2006	2005	2007 vs. 2006	2006 vs. 2005
			Percent change
$3,027	$1,535	$1,748	97%	(12%)

2007 vs. 2006   Depreciation expense increased to $3,027 for the year ended December 31, 2007 from $1,535 for the year ended December 31, 2006. We purchased capital assets and made leasehold improvements in both years to increase our research and manufacturing capacity. During 2007, $5.8 million of machinery and equipment and leasehold improvements that had been included in construction in progress at December 31, 2006, representing about 28% of the December 31, 2006 balance of fixed assets, were placed in operation and depreciated.

2006 vs. 2005   Depreciation expense decreased to $1,535 for the year ended December 31, 2006 to $1,748 for the year ended December 31, 2005. We purchased capital assets and made leasehold improvements in both years to increase our research and manufacturing capacity but a larger percentage of fixed assets was included in construction in progress, and not yet depreciable, during 2006 than during 2005. There was also an increase in fully depreciated capital assets during 2006 relative to 2005.

Other Income:

2007	2006	2005	2007 vs. 2006	2006 vs. 2005
			Percent change
$7,770	$7,701	$2,299	1%	235%

2007 vs. 2006   Interest income increased to $7,770 for the year ended December 31, 2007 from $7,701 for the year ended December 31, 2006. Interest income, as reported, is primarily the result of investment income from our marketable securities, increased by the amortization of premiums we paid or decreased by the amortization of discounts we received for those marketable securities. For the years ended December 31, 2007 and 2006, investment income decreased to $7,325 from $7,710, respectively, due to a lower average balance of cash equivalents and marketable securities in 2007 than in 2006. Amortization of premiums, net of discounts, was $445 and $9 for the years ended December 31, 2007 and 2006, respectively.

2006 vs. 2005   Interest income increased to $7,701 for the year ended December 31, 2006 from $2,299 for the year ended December 31, 2005. Interest income, as reported, is primarily the result of investment income from our marketable securities, offset by the amortization of premiums we paid for those marketable securities. For the years ended December 31, 2006 and 2005, investment income increased to $7,710 from $2,569, respectively, due to a higher average balance of cash equivalents and marketable securities in 2006 than in 2005, resulting from our three public offerings in 2005, and higher interest rates in 2006. Amortization of discounts net of premiums, which is included in interest income, decreased to $9 from $270 for the years ended December 31, 2006 and 2005, respectively.

Income Taxes:

For the years ended December 31, 2007 and 2006, we had losses both for book and tax purposes. For the year ended December 31, 2005, although we had a pre-tax net loss of $69.2 million for book purposes, we had taxable income due primarily to the $60 million upfront payment received from Wyeth and the $18.4 million cash and common stock paid to UR Labs and the Goldberg Distributees, which were treated differently for book and tax purposes. For book purposes, payments made to UR Labs and the Goldberg Distributees were expensed in the period the payments were made. For tax purposes, however, the UR Labs transaction was a tax-free reorganization and will never result in a deduction for tax purposes and the payments to the Goldberg Distributees have been capitalized as an intangible license asset and will be deducted for tax purposes over a fifteen year period. For book purposes, we deferred recognition of revenue for the $60 million at December 31, 2005 and are recognizing revenue for that amount over the development period for RELISTOR (expected through the end of 2009). For tax purposes, since cash was received, the $60 million was included in taxable income in 2005. We, therefore, recognized an income tax provision in 2005 for the effect of the Federal and state alternative minimum tax. We do not recognize deferred tax assets considering our history of taxable losses and the uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

Net Loss:

Our net loss was $43,688 for the year ended December 31, 2007, $21,618 for the year ended December 31, 2006 and $69,429 for the year ended December 31, 2005.

Liquidity and Capital Resources

               Overview

We have, to date, generated no meaningful amounts of product revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments, the proceeds from the exercise of outstanding options and warrants and the sale of our common stock under our Employee Stock Purchase Plans. At December 31, 2007, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $170.4 million compared with $149.1 million at December 31, 2006. Our existing cash, cash equivalents and marketable securities at December 31, 2007 are sufficient to fund current operations for at least one year. Our cash flow from operating activities was negative for the years ended December 31, 2007, 2006 and 2005 due primarily to the excess of expenditures on our research and development programs and general and administrative costs related to those programs over cash received from collaborators and government grants and contracts to fund such programs, as described below.

               Sources of Cash

Operating Activities. Our current collaboration with Wyeth provided us with a $60 million upfront payment in December 2005. In addition, since January 2006, Wyeth has been reimbursing us for development expenses we incur related to RELISTOR under the development plan agreed to between us and Wyeth, which is currently expected to continue through 2009. For the years ended December 31, 2007 and 2006, we received $40.1 million and $34.6 million, respectively, of reimbursement of our development costs. Since inception of the Collaboration Agreement, Wyeth has made $14.0 million in milestone payments upon the achievement of certain events which are specified in the Collaboration Agreement. In May 2007, we earned $9.0 million of milestone payments related to the acceptance for review of applications submitted for marketing approval of a subcutaneous formulation of RELISTOR for the treatment of opioid-induced constipation in patients receiving palliative care in the U.S. and the European Union. Wyeth has also submitted applications for the marketing of this product in Australia and Canada. In October 2006, we earned a $5.0 million milestone payment in connection with the start of a phase 3 clinical trial of intravenous RELISTOR for the treatment of post-operative ileus. Wyeth is obligated to make up to $342.5 million in additional payments to us upon the achievement of milestones and other contingent events in the development and commercialization of RELISTOR. Wyeth is also responsible for all commercialization activities related to RELISTOR products. The FDA review of the subcutaneous formulation of RELISTOR is expected to be completed by its Prescription Drug User Fee Act (“PDUFA”) date of April 30, 2008. If approval for marketing of the subcutaneous formulation of RELISTOR for the treatment of opioid-induced constipation in patients receiving palliative care is approved by U.S. and/or other regulatory agencies, we will receive royalty payments from Wyeth as the product is sold in the respective countries. We will also receive royalty payments upon the sale of all other products developed under the Collaboration Agreement.

The funding by Wyeth of our development costs for RELISTOR enables us to devote our current and future resources to our other research and development programs. We may also enter into collaboration agreements with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of other collaboration agreements would further allow us to advance other projects with our current funds.

In September 2003, we were awarded a contract by the NIH to develop a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under the NIH Contract provided for pre-clinical research, development and early clinical testing. These funds are being used principally in connection with our ProVax HIV vaccine program. The NIH Contract originally provided for up to $28.6 million in funding to us, subject to annual funding approvals and compliance with its terms, over five years. The total of our approved award under the NIH Contract through September 2008 is $15.5 million. Funding under this contract includes the payment of an aggregate of $1.6 million in fees, subject to achievement of specified milestones. Through December 31, 2007, we had recognized revenue of $13.3 million from this contract, including $180,000 for the achievement of two milestones. We have recently been informed by the NIH that it has decided not to fund this contract beyond September 2008. To continue to develop the HIV vaccine after that time, therefore, we will need to provide funding on our own or obtain new government or other funding. If we choose not to provide our own or cannot secure governmental or other funding, we will discontinue this project.

We have also been awarded grants from the NIH, which provide ongoing funding for a portion of our virology and cancer research programs for periods including the years ended December 31, 2007, 2006 and 2005. Among those grants were an aggregate of $4.4 million in grants made in 2006 and 2007, which extend over two- and three-year periods. Two awards were made during 2005, which provide for up to $3.0 million and $9.7 million in support of our HCV research program and PRO 140 HIV development program, respectively, to be awarded over a three year and a three and a half year period, respectively. Funding under all of our NIH grants is subject to compliance with their terms, and is subject to annual funding approvals. For the years ended December 31, 2007, 2006 and 2005, we recognized $6.2 million, $8.1 million and $5.5 million, respectively, of revenue from all of our NIH grants.

Changes in Accounts receivable and Accounts payable for the years ended December 31, 2007, 2006 and 2005 resulted from the timing of receipts from the NIH and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Wyeth and from currently approved grants and contracts, we have no committed external sources of capital. Other than potential revenues from RELISTOR, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

Investing Activities. We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. Our marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities (“ARS”), are classified as available for sale. The ARS that we purchase consist of municipal bonds with maturities greater than five years, and do not include mortgage-backed instruments. As of December 31, 2007, we had not experienced failed auctions of our ARS due to lack of investor interest. The majority of our marketable securities investments have short maturities and, in accordance with our investment guidelines, all have credit ratings of at least Aa3/AA-. Therefore, credit market conditions through December 31, 2007 did not have a material negative impact on our financial condition, results of operations or the liquidity of our marketable securities. Rather, interest rate increases during 2007 and 2006 have generally resulted in a decrease in the market value of our portfolio.

The auction process for ARS historically provided a liquid market for these securities. In the second half of 2007, however, this process began to deteriorate. During the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio from $38.8 million at 2007 year-end. While our portfolio was not affected by the auction process deterioration in 2007, some of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate them through auction, we were unable to do so as to approximately $10.1 million principal amount, which we continue to hold. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of March 14, 2008, we have received all scheduled interest payments associated with these securities.

Our marketable securities are purchased and, in the case of ARS, sold by third-party brokers in accordance with our investment policy guidelines. Our brokerage account requires that all marketable securities, other than ARS, be held to maturity unless authorization is obtained from us to sell earlier. In fact, we have a history of holding all marketable securities, other than ARS, to maturity. We, therefore, consider that we have the intent and ability to hold any securities with unrealized losses until a recovery of fair value, which may be maturity and we do not consider these marketable securities to be other-than-temporarily impaired at December 31, 2007 and 2006.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of our investments may affect our ability to liquidate these securities, and therefore may affect our financial condition, cash flows and earnings. We believe that based on our current cash, cash equivalents and marketable securities balances of $170.4 million at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility or ability to fund our obligations.

    We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of our investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, we may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, we have converted our investments in ARS to money market funds. We believe we will have the ability to hold any auction rate securities for which auctions fail until the market recovers. We do not anticipate having to sell these securities in order to operate our business.

Financing Activities

On September 25, 2007, we completed a public offering of 2.6 million shares of our common stock, pursuant to a shelf registration statement that had been filed with the Securities and Exchange Commission (“SEC”) in 2006, which had registered 4.0 million shares of our common stock. We received proceeds of $57.3 million, or $22.04 per share, which was net of underwriting discounts and commissions of approximately $2.9 million, and paid approximately $0.2 million in other offering expenses. We anticipate using the net proceeds to fund clinical trials of our product candidates and for research and development projects. We may also use the proceeds for other corporate purposes, including potential acquisitions of technology or companies in complementary fields. During the year ended December 31, 2005, we completed three public offerings of common stock, pursuant to shelf registrations covering up to $130 million in securities issuances that we had filed with the SEC in 2004 and 2005, which provided us with a total of $121.6 million in net proceeds from the sale of 6.3 million shares.

Unless we obtain regulatory approval from the FDA for at least one of our product candidates and/or enter into agreements with corporate collaborators with respect to the development of our technologies in addition to that for RELISTOR, we will be required to fund our operations for periods in the future, by seeking additional financing through future offerings of equity or debt securities or funding from additional grants and government contracts. Adequate additional funding may not be available to us on acceptable terms or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

During the years ended December 31, 2007, 2006 and 2005, we received cash of $7.8 million, $7.1 million and $10.5 million, respectively, from the exercise of stock options by employees, directors and non-employee consultants and from the sale of our common stock under our Employee Stock Purchase Plans. The amount of cash we receive from these sources is greater with increases in headcount and with increases in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under our Employee Stock Purchase Plans.

               Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs. We currently have major research and development programs investigating gastroenterology, virology and oncology, and are conducting several smaller research projects in the areas of virology and oncology. Our total expenses for research and development from inception through December 31, 2007 have been approximately $393.4 million. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. Under our Collaboration Agreement with Wyeth, however, we are able to estimate that those remaining costs for the subcutaneous and intravenous formulations of RELISTOR, based upon the development plan and budget approved by us and Wyeth, which defines the totality of our obligations, are $67.9 million over the period from January 1, 2008 to December 31, 2009.

For the years ended December 31, 2007, 2006 and 2005, research and development costs incurred, by project, were as follows. Expenses for RELISTOR for 2005 include $18.7 million related to our purchase of rights from RELISTOR licensors (see Business – Licenses – Progenics’ Licenses – UR Labs/University of Chicago, above for more details). Expenses for Cancer for 2006 include $13.2 million related to our purchase of Cytogen’s interest in our PSMA joint venture, (see Business – Oncology – Prostate Cancer – PSMA, above for more details):

	For the Year Ended December 31,
	2007	2006	2005
	(in millions)
RELISTOR	$ 41.5	$ 32.1	$ 43.8
HIV	29.0	15.8	11.7
Cancer	16.1	23.2	6.6
Other programs	9.6	4.2	1.7
Total	$ 96.2	$ 75.3	$ 63.8

Although we expect that our spending on RELISTOR during 2008 will be similar to that in 2007, our cash outlays in accordance with the agreed upon development plan will be reimbursed by Wyeth. We also expect that spending on our PRO 140, PSMA and HCV programs will increase during 2008 and beyond. Consequently, we may require additional funding to continue our research and product development programs, to conduct pre-clinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions. Manufacturing and commercialization expenses for RELISTOR will be funded by Wyeth. However, if we exercise our option to co-promote RELISTOR products in the U.S., which must be approved by Wyeth, we will be required to establish and fund a sales force, which we currently do not have. If we commercialize any other product candidate other than with a corporate collaborator, we would also require additional funding to establish manufacturing and marketing capabilities.

Our purchase of rights from our methylnaltrexone licensors in December 2005 (see Business – Licenses – Progenics’ Licenses – UR Labs/University of Chicago, above) has extinguished our cash payments that would have been due to those licensors in the future upon the achievement of certain events, including sales of RELISTOR products. We continue, however, to be responsible to make payments (including royalties) to the University of Chicago upon the occurrence of certain events.

Prior to our acquisition of PSMA LLC on April 20, 2006, all costs of PSMA LLC’s research and development efforts were funded equally by us and Cytogen through capital contributions. Our and Cytogen’s level of commitment to fund PSMA LLC was based on an annual budget that was developed and approved by the parties. During the year ended December 31, 2005, we and Cytogen each contributed $0.5 million to fund work under the 2004 approved budget and $3.45 million to fund work under the 2005 approved budget. During 2006, prior to our acquisition of Cytogen’s interest in PSMA LLC, we and Cytogen had not approved a work plan and budget for 2006 and, therefore, no further capital contributions were made by Cytogen or us subsequent to December 31, 2005. However, we and Cytogen were required to fulfill obligations under existing contractual commitments as of December 31, 2005. Since PSMA LLC has become our wholly owned subsidiary as of April 20, 2006, we no longer have contractual obligations to make capital contributions.

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

Investing Activities. During the years ended December 31, 2007, 2006 and 2005, we have spent $5.2 million, $8.8 million and $1.2 million, respectively, on capital expenditures. Those expenditures have been related to the expansion of our office, laboratory and manufacturing facilities and the purchase of more laboratory equipment for our ongoing and future research and development projects, including the purchase of a second 150-liter bioreactor for the manufacture of research and clinical products. During 2008, we expect that capital expenditures will continue to the extent we lease and renovate additional laboratory, manufacturing and office space and increase headcount of our research and development and administrative staff.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of December 31, 2007 for future payments under these agreements:

		Payments due by December 31,
	Total	2008	2009-2010	2011-2012	Thereafter
		( in millions)
Operating leases	$8.0	$3.1	$3.6	$0.9	$0.4
License and collaboration agreements (1)	99.2	3.0	6.5	6.4	83.3
Total	$107.2	$6.1	$10.1	$7.3	$83.7
_______________

(1)
Assumes attainment of milestones covered under each agreement, including those by PSMA LLC. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table.

For each of our programs, we periodically assess the scientific progress and merits of the programs to determine if continued research and development is economically viable. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. Because of the uncertainties associated with research and development of these programs, the duration and completion costs of our research and development projects are difficult to estimate and are subject to considerable variation. Our inability to complete our research and development projects in a timely manner or our failure to enter into collaborative agreements could significantly increase our capital requirements and adversely affect our liquidity.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are disclosed in Note 2 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2007. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

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

               Revenue Recognition

We recognize revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition,” Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 (“EITF 99-19”) “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Our license and co-development agreement with Wyeth includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We began recognizing research revenue from Wyeth on January 1, 2006. During the years ended December 31, 2007, 2006 and 2005, we also recognized revenue from government research grants and contracts, which are used to subsidize a portion of certain of our research projects (“Projects”), exclusively from the NIH. We also recognized revenue from the sale of research reagents during those periods. We recognized research and development revenue exclusively from PSMA LLC for the year ended December 31, 2005.

Non-refundable upfront license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and steering or other committee services, can be separated in accordance with EITF 00-21. We would recognize upfront license payments as revenue upon delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations, typically including research or steering or other committee services, could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations could not be determined, the upfront license payments would be recognized as revenue over the estimated period of when our performance obligations are performed.

We must determine the period over which our performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. We recognize revenue using the proportionate performance method provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents will typically be used as the measure of performance. Under the proportionate performance method, revenue related to upfront license payments is recognized in any period as the percent of actual effort expended in that period relative to total effort for all of our performance obligations under the arrangement. We are recognizing revenue related to the upfront license payment we received from Wyeth using the proportionate performance method since we can reasonably estimate the level of effort required to complete our performance obligations under the Collaboration Agreement with Wyeth based upon the most current budget approved by both Wyeth and us. Such performance obligations are provided by us on a best-efforts basis. Full-time equivalents are being used as the measure of performance. Significant judgment is required in determining the nature and assignment of tasks to be accomplished by each of the parties and the level of effort required for us to complete our performance obligations under the arrangement. The nature and assignment of tasks to be performed by each party involves the preparation, discussion and approval by the parties of a development plan and budget. Since we have no obligation to develop the subcutaneous and intravenous formulations of RELISTOR outside the U.S. or the oral formulation at all and have no significant commercialization obligations for any product, recognition of revenue for the upfront payment is not required during those periods, if they extend beyond the period of our development obligations.

During the course of a collaboration agreement, e.g., the Collaboration Agreement with Wyeth, that involves a development plan and budget, the amount of the upfront license payment that is recognized as revenue in any period will increase or decrease as the percentage of actual effort increases or decreases, as described above. When a new budget is approved, generally annually, the remaining unrecognized amount of the upfront license fee will be recognized prospectively, using the methodology described above and applying any changes in the total estimated effort or period of development that is specified in the revised approved budget. The amounts of the upfront license payment that we recognized as revenue for each fiscal quarter prior to the third quarter of 2007 were based upon several revised approved budgets, although the revisions to those budgets did not materially affect the amounts of revenue recognized in those periods. During the third quarter of 2007, however, the estimate of our total remaining effort to complete our development obligations was increased significantly based upon a revised development budget approved by both us and Wyeth.

As a result, the period over which our obligations will extend, and over which the upfront payment will be amortized, was extended from the end of 2008 to the end of 2009. Consequently, the amount of revenue recognized from the upfront payment in the second half of 2007 declined relative to that in the comparable period of 2006. Due to the significant judgments involved in determining the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement, further changes in any of those judgments are reasonably likely to occur in the future which could have a material impact on our revenue recognition. If a collaborator terminates an agreement in accordance with the terms of the agreement, we would recognize any unamortized remainder of an upfront payment at the time of the termination.

If we cannot reasonably estimate the level of effort required to complete our performance obligations under an arrangement and the performance obligations are provided on a best-efforts basis, then the total upfront license payments would be recognized as revenue on a straight-line basis over the period we expect to complete our performance obligations.

If we are involved in a steering or other committee as part of a multiple element arrangement, we assess whether our involvement constitutes a performance obligation or a right to participate. For those committees that are deemed obligations, we will evaluate our participation along with other obligations in the arrangement and will attribute revenue to our participation through the period of our committee responsibilities. In relation to the Collaboration Agreement with Wyeth, we have assessed the nature of our involvement with the Joint Steering, Joint Development and Joint Commercialization Committees. Our involvement in the first two such Committees is one of several obligations to develop the subcutaneous and intravenous formulations of RELISTOR through regulatory approval in the U.S. We have combined the committee obligations with the other development obligations and are accounting for these obligations during the development phase as a single unit of accounting. After the development period, however, we have assessed the nature of our involvement with the three Committees to be a right, rather than an obligation. Our assessment is based upon the fact we negotiated to be on these Committees as an accommodation for our granting of the license for RELISTOR to Wyeth. Further, Wyeth has been granted by us an exclusive license (even as to us) to the technology and know-how regarding RELISTOR and has been assigned the agreements for the manufacture of RELISTOR by third parties. Following regulatory approval of the subcutaneous and intravenous formulations of RELISTOR, Wyeth will continue to develop the oral formulation and to commercialize all formulations, for which it is capable and responsible. During those periods, the activities of these Committees will be focused on Wyeth’s development and commercialization obligations.

Collaborations may also contain substantive milestone payments. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved in achieving the milestone, (iv) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (v) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment (the “Substantive Milestone Method”). During October 2006 and May 2007, we earned $5.0 million and $9.0 million, respectively, upon achievement of non-refundable milestones anticipated in the Collaboration Agreement with Wyeth; the first in connection with the commencement of a phase 3 clinical trial of the intravenous formulation of RELISTOR and the second in connection with the submission and acceptance for review of an NDA for a subcutaneous formulation of RELISTOR with the FDA and a comparable submission in the European Union. We considered those milestones to be substantive based on the significant degree of risk at the inception of the Collaboration Agreement related to the conduct and successful completion of clinical trials and, therefore, of not achieving the milestones; the amount of the payment received relative to the significant costs incurred since inception of the Collaboration Agreement and amount of effort expended to achieve the milestones; and the passage of ten and seventeen months, respectively, from inception of the Collaboration Agreement to the achievement of those milestones. Therefore, we recognized the milestone payments as revenue in the respective periods in which the milestones were earned.

Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be considered part of the consideration and be recognized as revenue as such performance obligations are performed under either the proportionate performance or straight-line methods, as applicable, and in accordance with the policies described above.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenue. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget for the Wyeth collaboration agreement for our total effort required to complete our performance obligations under that arrangement. That estimate may change in the future and such changes to estimates would be accounted for prospectively and would result in a change in the amount of revenue recognized in future periods.

NIH grant and contract revenue is recognized as efforts are expended and as related subsidized Project costs are incurred. We perform work under the NIH grants and contract on a best-effort basis. The NIH reimburses us for costs associated with Projects in the fields of virology and cancer, including pre-clinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. Substantive at-risk milestone payments are uncommon in these arrangements, but would be recognized as revenue on the same basis as the Substantive Milestone Method.

Prior to our acquisition of Cytogen’s membership interest in PSMA LLC on April 20, 2006, both we and Cytogen were required to fund PSMA LLC equally to support ongoing research and development efforts that we conducted on behalf of PSMA LLC. We recognized payments for research and development as revenue as services were performed. During the quarter ended March 31, 2006, however, we and Cytogen had not approved a work plan or budget for 2006. Beginning on January 1, 2006, therefore, we had not been reimbursed by PSMA LLC for our services and we did not recognize revenue from PSMA LLC for the quarter ended March 31, 2006. Beginning in the second quarter of 2006, PSMA LLC became our wholly owned subsidiary and, accordingly, we no longer recognize revenue from PSMA LLC.

               Share-Based Payment Arrangements

Our share-based compensation to employees includes non-qualified stock options and restricted stock (nonvested shares) issued under our 1989 Non-Qualified Stock Option Plan, the 1993 Stock Option Plan, the 1996 Amended Stock Incentive Plan and the 2005 Stock Incentive Plan (collectively, the “Plans”) and shares issued under our Employee Stock Purchase Plans (the “Purchase Plans”), which are compensatory under Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”) “Share-Based Payment.” We account for share-based compensation to non-employees, including non-qualified stock options and restricted stock (nonvested shares), in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services.”

Historically, in accordance with SFAS No.123 and Statement of Financial Accounting Standards No.148 (“SFAS No. 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure,” we had elected to follow the disclosure-only provisions of SFAS No.123 and, accordingly, accounted for share-based compensation under the recognition and measurement principles of APB Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees” and related interpretations. Under APB 25, when stock options were issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense was recognized in the financial statements and pro forma compensation expense in accordance with SFAS No. 123 was only disclosed in the footnotes to the financial statements. The cumulative effect of adjustments upon adoption of SFAS No. 123(R) was not material. Compensation expense recorded on a pro forma basis for periods prior to adoption of SFAS No. 123(R) is not revised and is not reflected in the financial statements of those prior periods. Accordingly, there was no effect of the change from applying the original provisions of SFAS No. 123 on net income, cash flow from operations, cash flows from financing activities or basic or diluted net loss per share of periods prior to the adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective application, under which compensation cost for all share-based awards that were unvested as of January 1, 2006, the adoption date, and those newly granted or modified after the adoption date will be recognized in our financial statements over the related requisite service periods; usually the vesting periods for awards with a service condition. Compensation cost is based on the grant-date fair value of awards that are expected to vest. As of December 31, 2007, there was $14.3 million, $8.6 million and $37,000 of total unrecognized compensation cost related to nonvested stock options under the Plans, the nonvested shares and the Purchase Plans, respectively. Those costs are expected to be recognized over weighted average periods of 3.0 years, 2.6 years and 0.5 years, respectively.

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

•
Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the years ended December 31, 2007 , 2006 and 2005, the volatility of our common stock has been high, 50%-89%, 69%-94% and 92%-97% , respectively, which is common for entities in the biotechnology industry that do not have commercial products. A higher volatility input to the Black-Scholes model increases the resulting compensation expense.

•
The expected term of options granted represents the period of time that options granted are expected to be outstanding. For the year ended December 31, 2007, our expected term was calculated based upon historical data related to exercise and post-termination cancellation activity for each of two groups of recipients of stock options: employees, and officers and directors. Accordingly, for grants made to each of the groups mentioned above, we are using expected terms of 5.25 and 7.5 years, respectively. Expected term for options granted to non-employee consultants was ten years, which is the contractual term of those options. For the year ended December 31, 2006, our expected term was calculated based upon the simplified method as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”). Accordingly, we used an expected term of 6.5 years based upon the vesting period of the outstanding options of four or five years and a contractual term of ten years. For the year ended December 31, 2005, our expected term of 6.5 years was based upon the average of the vesting term and the original contractual term. A shorter expected term would result in a lower compensation expense.

•	We have never paid dividends and do not expect to pay dividends in the future. Therefore, our dividend rate is zero.

•	The risk-free rate for periods within the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A portion of the options granted to our Chief Executive Officer on July 1, 2002, 2003, 2004 and 2005, on July 3, 2006 and on July 2, 2007 cliff vests after nine years and eleven months from the respective grant date. Vesting of a defined portion of each award will occur earlier if a defined performance condition is achieved; more than one condition may be achieved in any period. In accordance with SFAS No. 123(R), at the end of each reporting period, we estimate the probability of achievement of each performance condition and use those probabilities to determine the requisite service period of each award. The requisite service period for the award is the shortest of the explicit or implied service periods. In the case of the executive’s options, the explicit service period is nine years and eleven months from the respective grant dates. The implied service periods related to the performance conditions are the estimated times for each performance condition to be achieved. Thus, compensation expense will be recognized over the shortest estimated time for the achievement of performance conditions for that award (assuming that the performance conditions will be achieved before the cliff vesting occurs). Changes in the estimate of probability of achievement of any performance condition will be reflected in compensation expense of the period of change and future periods affected by the change.

The fair value of shares purchased under the Purchase Plans was estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” The same option valuation model was used for the Purchase Plans as for non-qualified stock options, except that the expected term for the Purchase Plans is six months and the historical volatility is calculated over the six month expected term.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. We incurred a net loss for the years ended December 31, 2007, 2006 and 2005, and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

               Research and Development Expenses Including Clinical Trial Expenses

Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed based on the expected total number of subjects in the trial, the rate at which the subjects enter the trial and the period over which the clinical investigators and clinical research organizations are expected to provide services. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. Our collaboration agreement with Wyeth regarding RELISTOR in which Wyeth has assumed all of the financial responsibility for further development will mitigate those costs. In addition to clinical trial expenses, we estimate the amounts of other research and development expenses, for which invoices have not been received at the end of a period, based upon communication with third parties that have provided services or goods during the period.

Impact of Recently Issued Accounting Standards

On September 15, 2006, the FASB issued FASB Statement No. 157 (“FAS 157”) “Fair Value Measurements,” which addresses how companies should measure the fair value of assets and liabilities when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 does not expand the use of fair value in any new circumstances. Under FAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. FAS 157 requires disclosures intended to provide information about (i) the extent to which companies measure assets and liabilities at fair value, (ii) the methods and assumptions used to measure fair value, and (iii) the effect of fair value measures on earnings. We adopted FAS 157 on January 1, 2008 for all financial assets and liabilities and recurring non-financial assets and liabilities that are carried at fair value. Adoption of FAS 157 for all non-recurring non-financial assets and liabilities that are carried at fair value (such as in the determination of impairment of fixed assets or goodwill) will occur on January 1, 2009. We do not expect the impact of the adoption of FAS 157 to be material to our financial position or results of operations.

In February 2007, the FASB issued FASB Statement No. 159 (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the impact of the adoption of FAS 159 to be material to our financial position or results of operations since we do not currently have any financial assets or liabilities that are subject to FAS 159.

The Emerging Issues Task Force reached a final consensus on Issue 07-1 (“EITF 07-1”) “Accounting for Collaborative Arrangements.” This issue affects entities that have entered into arrangements which are not conducted through a separate legal entity. The Task Force reached a conclusion that a collaborative arrangement is within the scope of EITF 07-1 if (i) the parties are active participants in the arrangement and (ii) the participants are exposed to significant risks and rewards that depend on the endeavor’s ultimate commercial success. The Task Force also reached a conclusion that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” or other applicable generally acceptable accounting principle applied consistently. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” should not be applied to arrangements that are not conducted through a separate legal entity. The guidance in EITF 07-1 will be effective for periods that begin after December 15, 2008 and be accounted for as a change in accounting principle through retrospective application. We do not expect the impact of the adoption of EITF 07-01 to be a material to our financial position or results of operations.

On September 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3 (“EITF 07-03”) “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs,” non-refundable advance payments for future research and development activities for materials, equipment, facilities and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized and expensed as the goods are delivered or the related services are performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. We do not expect the impact of the adoption of EITF 07-03 to be material to our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”) “Business Combinations,” which supersedes Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”) “Business Combinations.” SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (acquiree). SFAS No. 141(R) retains the fundamental requirements in SFAS No.141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. However, many of the provisions of SFAS No. 141(R) are different from those of SFAS No. 141, such as the establishment of the acquisition date as the date that the acquirer achieves control rather than the date assets and liabilities are transferred. In addition, SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions, as specified. That replaces SFAS No.141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Among the amendments that SFAS No. 141(R) makes to existing authoritative guidance, it supersedes FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” which required research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair values and then immediately charged to expense. Under SFAS No. 141(R), the acquirer will recognize separately from goodwill the acquisition-date fair values of research and development assets acquired in a business combination as long-lived intangible assets. Those assets are subject to testing for impairment, such as completion or abandonment of an acquired research project, at which time the impaired asset will be expensed. SFAS No. 141(R) provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal years beginning on or after December 15, 2008. An entity may not apply it before that date. We expect that the adoption of SFAS No. 141(R) will have a material impact on our financial position and results of operations in the event that we enter into a business combination that falls within the scope of this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”) “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which establishes accounting and reporting standards for a noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before SFAS No. 160 was issued, limited guidance existed for reporting noncontrolling interests, which were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. SFAS No. 160 establishes accounting and reporting standards that require (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value; (e) the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and (f) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. SFAS No. 160 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. We will evaluate the impact of the adoption of SFAS No. 160 if there are noncontrolling interests in future business combinations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable ARS, corporate notes and issues of government-sponsored entities. Our investments totaled $164.2 million at December 31, 2007. Approximately $122.3 million of these investments had fixed interest rates, and $41.9 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair value of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the December 31, 2007 market interest rates would result in a decrease of approximately $0.094 million in the market values of these investments.

At December 31, 2007, we did not hold any market risk sensitive instruments.

Our marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities (“ARS”), are classified as available for sale. The ARS that we purchase consist of municipal bonds with maturities greater than five years and, in accordance with our investment guidelines, have credit ratings of at least Aa3/AA-, and do not include mortgage-backed instruments. As of December 31, 2007, we had not experienced failed auctions of our ARS due to lack of investor interest.

The auction process for ARS historically provided a liquid market for these securities. In the second half of 2007, however, this process began to deteriorate. During the first quarter of 2008, we began to reduce the principal amount of ARS in our portfolio from $38.8 million at 2007 year-end. While our portfolio was not affected by the auction process deterioration in 2007, some of the ARS we hold experienced auction failures during the first quarter of 2008. As a result, when we attempted to liquidate them through auction, we were unable to do so as to approximately $10.1 million principal amount, which we continue to hold. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of March 14, 2008, we have received all scheduled interest payments associated with these securities.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We believe that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of our investments may affect our ability to liquidate these securities, and therefore may affect our financial condition, cash flows and earnings. We believe that based on our current cash, cash equivalents and marketable securities balances of $170.4 million at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows, financial flexibility or ability to fund our obligations.

We continue to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of our investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, we may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, we have converted our investments in ARS to money market funds. We believe we will have the ability to hold any auction rate securities for which auctions fail until the market recovers. We do not anticipate having to sell these securities in order to operate our business.

Item 8. Financial Statements and Supplementary Data

See page F-1, “Index to Consolidated Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) during our fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item (other than the information set forth in the next paragraph of this Item 10) will be included under the captions “Election of Directors,” “Board and Committee Meetings,” “Executive Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting and Compliance,” and “Code of Business Ethics and Conduct” in our definitive proxy statement with respect to our 2008 Annual Meeting of Shareholders to be filed with the SEC (our “2008 Proxy Statement”).

We have adopted a code of business conduct and ethics that applies to our officers, directors and employees. The full text of our code of business conduct and ethics can be found on the Company’s website (http://www.progenics.com) under the Investor Relations heading.

Item 11. Executive Compensation

The information called for by this item will be included under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by this item will be included under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by this item will be included under the captions “Certain Relationships and Related Transactions” and “Affirmative Determinations Regarding Director Independence and Other Matters” in our 2008 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information called for by this item will be included under the caption “Fees Billed for Services Rendered by our Independent Registered Public Accounting Firm” and “Pre-approval of Audit and Non-Audit Services by the Audit Committee” in our 2008 Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Report.

a)	Documents filed as part of this Report:

1.	Consolidated Financial Statements of Progenics Pharmaceuticals, Inc.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2006 and 2007

Consolidated Statements of Operations for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

Notes to Consolidated Financial Statements

b)	Item 601 Exhibits

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith, and such listing is incorporated herein by reference.

PROGENICS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Progenics Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 and Note 14, respectively, to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertainties in income taxes in 2007.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 13, 2008

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value and share amounts)

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$11,947	$10,423
Marketable securities	113,841	120,000
Accounts receivable	1,699	1,995
Other current assets	3,181	3,111
Total current assets	130,668	135,529
Marketable securities	23,312	39,947
Fixed assets, at cost, net of accumulated depreciation and amortization	11,387	13,511
Restricted cash	544	552
Total assets	$165,911	$189,539

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$11,852	$14,765
Deferred revenue — current	26,989	17,728
Other current liabilities		57
Total current liabilities	38,841	32,550
Deferred revenue —long term	16,101	9,131
Other liabilities	123	359
Total liabilities	55,065	42,040
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued, and outstanding—none
Common stock, $.0013 par value; 40,000,000 shares authorized; issued and outstanding— 26,199,016 in 2006 and 29,753,820 in 2007	34	39
Additional paid-in capital	321,315	401,500
Accumulated deficit	(210,358)	(254,046)
Accumulated other comprehensive (loss) income	(145)	6
Total stockholders’ equity	110,846	147,499
Total liabilities and stockholders’ equity	$165,911	$189,539

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for loss per share data)

	Years Ended December 31,
	2005	2006	2007
Revenues:
Research and development from collaborator		$58,415	$65,455
Research and development from joint venture	$988
Research grants and contracts	8,432	11,418	10,075
Product sales	66	73	116
Total revenues	9,486	69,906	75,646
Expenses:
Research and development	43,419	61,711	95,123
In-process research and development		13,209
License fees — research and development	20,418	390	1,053
General and administrative	13,565	22,259	27,901
Loss in joint venture	1,863	121
Depreciation and amortization	1,748	1,535	3,027
Total expenses	81,013	99,225	127,104
Operating loss	(71,527)	(29,319)	(51,458)
Other income:
Interest income	2,299	7,701	7,770
Net loss before income taxes	(69,228)	(21,618)	(43,688)
Income taxes	(201)
Net loss	$(69,429)	$(21,618)	$(43,688)
Net loss per share — basic and diluted	$(3.33)	$(0.84)	$(1.60)
Weighted-average shares — basic and diluted	20,864	25,669	27,378

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2005, 2006 and 2007
(in thousands)

	Common Stock		Additional Paid-in	Unearned	Accumulated	Accumulated Other Comprehensive		Comprehensive
	Shares	Amount	Capital	Compensation	Deficit	Income (Loss)	Total	(Loss)
Balance at December 31, 2004	17,281	$22	$153,469	$(2,251)	$(119,311)	$(91)	$31,838
Issuance of restricted stock, net of forfeited shares, and compensatory stock options to employees	134		4,125	(4,125)
Amortization of unearned compensation – employees				1,878			1,878
Issuance of compensatory stock options to non-employees			640				640
Sale of common stock under employee stock purchase plans and exercise of stock options	821	1	10,467				10,468
Sale of common stock in public offerings, net of offering expenses of $4,768	6,307	9	121,546				121,555
Issuance of common stock for license rights (see Note 10)	686	1	15,838				15,839
Net loss for the year ended December 31, 2005					(69,429)		(69,429)	$(69,429)
Change in unrealized gain on marketable securities						(57)	(57)	(57)
Balance at December 31, 2005	25,229	33	306,085	(4,498)	(188,740)	(148)	112,732	(69,486)
Compensation expense for vesting of share-based payment arrangements			12,034				12,034
Issuance of restricted stock, net of forfeitures	228
Sale of common stock under employee stock purchase plans and exercise of stock options	742	1	7,074				7,075
Issuance of compensatory stock options to non-employees			620				620
Elimination of unearned compensation upon adoption of SFAS No. 123(R)			(4,498)	4,498
Net loss for the year ended December 31, 2006					(21,618)		(21,618)	(21,618)
Change in unrealized loss on marketable securities						3	3	3
Balance at December 31, 2006	26,199	34	321,315	0	(210,358)	(145)	110,846	(21,615)
Compensation expense for vesting of share-based payment arrangements			15,306				15,306
Issuance of restricted stock, net of forfeitures	267
Sale of common stock in a public offering ($23.15 per share, net of underwriting discounts and commissions and other offering expenses of $3,112) (see Note 8)	2,600	3	57,075				57,078
Sale of common stock under employee stock purchase plans and exercise of stock options	688	2	7,823				7,825
Repurchase of restricted stock			(19)				(19)
Net loss for the year ended December 31, 2007					(43,688)		(43,688)	(43,688)
Change in unrealized loss on marketable securities						151	151	151
Balance at December 31, 2007
	29,754	$39	$401,500	$0	$(254,046)	$6	$147,499	$(43,537)

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2005	2006	2007
Cash flows from operating activities:
Net loss	$(69,429)	$(21,618)	$(43,688)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,748	1,535	3,027
Write-off of fixed assets		2
Amortization of discounts, net of premiums, on marketable securities	270	9	(445)
Amortization of unearned compensation	1,878
Noncash expenses incurred in connection with vesting of share-based compensation awards	640	12,654	15,306
Expense of purchased technology (see Note 12c)		13,209
Loss in joint venture	1,863	121
Adjustment to loss in joint venture (See Note 12b)	1,311
Purchase of license rights for common stock (see Note 10)	15,839
Changes in assets and liabilities, net of effects of purchase of PSMA LLC:
(Increase) decrease in accounts receivable	(2,175)	1,588	(296)
Decrease in amount due from joint venture	189
(Increase) decrease in other current assets and other assets	(751)	(620)	70
Increase in accounts payable and accrued expenses	2,978	1,533	2,913
Increase (decrease) in due to joint venture	194	(194)
(Increase) decrease in investment in joint venture	(3,950)	250
Increase (decrease) in other current liabilities	790	(790)	57
Increase (decrease) in deferred revenue	60,000	(16,910)	(16,231)
Increase in other liabilities	7	74	236
Net cash provided by (used in) operating activities	11,402	(9,157)	(39,051)
Cash flows from investing activities:
Capital expenditures	(1,212)	(8,768)	(5,151)
Purchases of marketable securities	(205,301)	(299,075)	(275,048)
Sales of marketable securities	124,936	267,934	252,850
Acquisition of PSMA LLC, net of cash acquired (see Note 12c)		(13,128)
Increase in restricted cash	(3)	(6)	(8)
Net cash (used in) investing activities	(81,580)	(53,043)	(27,357)
Cash flows from financing activities:
Proceeds from the sale of common stock in a public offering (see Note 8)	126,323		60,190
Expenses related to the sale of common stock in a public offering	(4,768)		(3,112)
Proceeds from the exercise of stock options and sale of Common Stock under the Employee Stock Purchase Plans	10,468	7,075	7,825
Repurchase of restricted stock			(19)
Net cash provided by financing activities	132,023	7,075	64,884
Net increase (decrease) in cash and cash equivalents	61,845	(55,125)	(1,524)
Cash and cash equivalents at beginning of period	5,227	67,072	11,947
Cash and cash equivalents at end of period	$67,072	$11,947	$10,423
Supplemental disclosure of noncash investing activity:
Fair value of assets, including purchased technology, acquired from PSMA LLC (see Note 12c)		$13,674
Cash paid for acquisition of PSMA LLC		(13,459)
Liabilities assumed from PSMA LLC		$215

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

1. Organization and Business

Progenics Pharmaceuticals, Inc. (the “Company” or “Progenics”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. The Company’s principal programs are directed toward gastroenterology, virology and oncology. The Company was incorporated in Delaware on December 1, 1986 and commenced principal operations in late 1988. On April 20, 2006, the Company acquired full ownership of PSMA Development Company LLC (“PSMA LLC”) by acquiring from Cytogen Corporation (“Cytogen”) its 50% interest in PSMA LLC (see Note 12c). Certain of the Company’s intellectual property rights are held by wholly owned subsidiaries of Progenics. None of the Company’s subsidiaries, other than PSMA LLC, had operations during the years ended December 31, 2005, 2006 or 2007. Currently, all of the Company’s operations are conducted at one location in New York State. The Company’s chief operating decision maker reviews financial analyses and forecasts relating to all of the Company’s research programs as a single unit and allocates resources and assesses performance of such programs as a whole. Therefore, the Company operates under a single research and development segment.

The Company’s lead product candidate is methylnaltrexone. Both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency have provisionally accepted the name RELISTOR™ as the proprietary name for methylnaltrexone. The Company has entered into a license and co-development agreement (“Collaboration Agreement”) with Wyeth Pharmaceuticals (“Wyeth”) for the development and commercialization of RELISTOR (see Note 9). Under that agreement, the Company (i) has received an upfront payment from Wyeth, (ii) has received, and is entitled to receive further, additional payments as certain developmental milestones for RELISTOR are achieved, (iii) has been and will be reimbursed by Wyeth for expenses the Company incurs in connection with the development of RELISTOR under the development plan for RELISTOR agreed to between the Company and Wyeth and (iv) will receive commercialization payments and royalties if, and when, RELISTOR is sold. These payments will depend on the successful development and commercialization of RELISTOR, which is itself dependent on the actions of Wyeth and the FDA and other regulatory bodies and the outcome of clinical and other testing of RELISTOR. Many of these matters are outside the control of the Company. Manufacturing and commercialization expenses for RELISTOR will be funded by Wyeth.

During March 2007, the Company submitted a New Drug Application to the FDA for marketing approval in the United States for a subcutaneous formulation of RELISTOR for the treatment of opioid-induced constipation in patients receiving palliative care. In May 2007, Wyeth submitted a regulatory marketing application in the European Union for the subcutaneous formulation in the same patient population. Both applications were accepted for review in May 2007, which resulted in the Company earning a total of $9.0 million in milestone payments under its Collaboration Agreement with Wyeth. The FDA review is expected to be completed by its Prescription Drug User Fee Act (“PDUFA”) date of April 30, 2008. Wyeth has also submitted marketing applications for the subcutaneous formulation in Australia and Canada. The Company and Wyeth are also developing intravenous and oral formulations of RELISTOR.

The Company’s other product candidates, including those for treatment of Human Immunodeficiency virus (“HIV”) infection, therapy for prostate cancer involving prostate-specific membrane antigen (“PSMA”) and treatment of Hepatitis C virus (“HCV”) infection, are not as advanced in development as RELISTOR, and the Company does not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term. As a result of Wyeth’s agreement to reimburse Progenics for RELISTOR development expenses, the Company is able to devote its current and future resources to its other research and development programs.

As a result of its development expenses and other needs, the Company may require additional funding to continue its operations. The Company may enter into a collaboration agreement, or a license or sale transaction, with respect to its product candidates other than RELISTOR. The Company may also seek to raise additional capital through the sale of its common stock or other securities and expects to fund certain aspects of its operations through government grants and contracts.

On September 25, 2007, the Company received $57.1 million, net of underwriting discounts and offering expenses, from the sale of 2.6 million shares of its common stock in a public offering. During the year ended December 31, 2005, the Company received $121.6 million, net of underwriting discounts and offering expenses, from the sale of approximately 6.3 million shares of its common stock in three public offerings.

The Company has had recurring losses. At December 31, 2007, the Company had cash, cash equivalents and marketable securities, including non-current portion, totaling $170.4 million. The Company expects that cash, cash equivalents and marketable securities at December 31, 2007 will be sufficient to fund current operations beyond one year. During the year ended December 31, 2007, the Company had a net loss of $43.7 million and cash used in operating activities was $39.1 million.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Pending use in its business, the Company’s revenues and proceeds of financing activities are held in cash, cash equivalents and marketable securities. Its marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities (“ARS”), are classified as available for sale. The ARS the Company purchases consist of municipal bonds with maturities greater than five years and, in accordance with its investment guidelines, have credit ratings of at least Aa3/AA-, and do not include mortgage-backed instruments. As of December 31, 2007, Progenics had not experienced failed auctions of its ARS due to lack of investor interest.

The auction process for ARS historically provided a liquid market for these securities. In the second half of 2007, however, this process began to deteriorate. During the first quarter of 2008, Progenics began to reduce the principal amount of ARS in its portfolio from $38.8 million at 2007 year-end. While its portfolio was not affected by the auction process deterioration in 2007, some of the ARS the Company holds experienced auction failures during the first quarter of 2008. As a result, when the Company attempted to liquidate them through auction, it was unable to do so as to approximately $10.1 million principal amount, which it continues to hold. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of March 14, 2008, Progenics has received all scheduled interest payments associated with these securities.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Progenics believes that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in its financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of the Company’s investments may affect its ability to liquidate these securities, and therefore may affect its financial condition, cash flows and earnings. Progenics believes that based on its current cash, cash equivalents and marketable securities balances of $170.4 million at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flows, financial flexibility or ability to fund its obligations.

Progenics continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, the Company has converted its investments in ARS to money market funds. Progenics believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business.

2. Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Progenics, as of and for the years ended December 31, 2005, 2006 and 2007, the balance sheet accounts of PSMA LLC as of December 31, 2006 and 2007 and the statement of operations accounts of PSMA LLC from April 20, 2006 to December 31, 2006 and for the year ended December 31, 2007 (see Notes 1 and 12c). Inter-company transactions have been eliminated in consolidation. The Company will consolidate the accounts of PSMA LLC and the Company’s other majority owned subsidiaries that have operating results in future periods.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)
Revenue Recognition

The Company recognizes revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition,” Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 (“EITF 99-19”) “Reporting Revenue Gross as a Principal Versus Net as an Agent.” During the years ended December 31, 2006 and 2007, the Company recognized revenue from its collaboration agreement with Wyeth (see Note 9), from government research grants and contracts, which are used to subsidize a portion of certain of its research projects (“Projects”), exclusively from the National Institutes of Health (the “NIH”) and from the sale of research reagents. During the year ended December 31, 2005, the Company recognized revenue from government grants and contracts, research and development revenue exclusively from PSMA LLC (see Note 12) and from the sale of research reagents.

Non-refundable upfront license fees are recognized as revenue when the Company has a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and the Company has no further performance obligations under the license agreement. Multiple element arrangements, such as license and development arrangements, are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and steering or other committee services, can be separated in accordance with EITF 00-21. The Company would recognize upfront license payments as revenue upon delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations, typically including research or steering or other committee services, could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value or (ii) have standalone value but the fair value of any of the undelivered performance obligations could not be determined, the upfront license payments would be recognized as revenue over the estimated period of when the Company’s performance obligations are performed.

The Company must determine the period over which its performance obligations will be performed and revenue related to upfront license payments will be recognized. Revenue will be recognized using either a proportionate performance or straight-line method. The Company recognizes revenue using the proportionate performance method provided that the Company can reasonably estimate the level of effort required to complete its performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents will typically be used as the measure of performance. Under the proportionate performance method, revenue related to upfront license payments is recognized in any period as the percent of actual effort expended in that period relative to total effort (as may be estimated in the most current budget approved by both the collaborator and the Company) for all of the Company’s performance obligations under the arrangement. Significant judgment is required in determining the nature and assignment of tasks to be accomplished by each of the parties and the level of effort required for the Company to complete its performance obligations under the arrangement. The nature and assignment of tasks to be performed by each party involves the preparation, discussion and approval by the parties of a development plan and budget. When a new budget is approved, generally annually, the remaining unrecognized amount of the upfront license fee will be recognized prospectively, using the methodology described above and applying any changes in the total estimated effort or period of development that is specified in the revised approved budget. If a collaborator terminates an agreement in accordance with the terms of the agreement, the Company would recognize any unamortized remainder of an upfront payment at the time of the termination.

If the Company cannot reasonably estimate the level of effort required to complete its performance obligations under an arrangement and the performance obligations are provided on a best-efforts basis, then the total upfront license payments would be recognized as revenue on a straight-line basis over the period the Company expects to complete its performance obligations.

If the Company is involved in a steering or other committee as part of a multiple element arrangement, the Company will assess whether its involvement constitutes a performance obligation or a right to participate. For those committees that are deemed obligations, the Company will evaluate its participation along with other obligations in the arrangement and will attribute revenue to its participation through the period of its committee responsibilities.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Collaborations may also contain substantive milestone payments. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved in achieving the milestone, (iv) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone and (v) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment (the “Substantive Milestone Method”).

Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be considered part of the consideration and be recognized as revenue as such performance obligations are performed under either the proportionate performance or straight-line methods, as applicable, and in accordance with the policies described above.

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

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenue. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget for the collaboration agreement for its total effort required to complete its performance obligations under that arrangement. That estimate may change in the future and such changes to estimates would be accounted for prospectively and would result in a change in the amount of revenue recognized in future periods.

NIH grant and contract revenue is recognized as efforts are expended and as related subsidized Project costs are incurred. The Company performs work under the NIH grants and contract on a best-effort basis. The NIH reimburses the Company for costs associated with Projects in the fields of virology and cancer, including pre-clinical research, development and early clinical testing of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, as requested by the NIH. Substantive at-risk milestone payments are uncommon in these arrangements, but would be recognized as revenue on the same basis as the Substantive Milestone Method.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries, payroll taxes, employee benefits, materials, supplies, maintenance of research equipment, costs related to research collaboration and licensing agreements, the purchase of in-process research and development, the cost of services provided by outside contractors, including services related to the Company’s clinical trials, clinical trial expenses, the full cost of manufacturing drug for use in research, pre-clinical development and clinical trials. All costs associated with research and development are expensed as incurred.

For each clinical trial that the Company conducts, certain costs, which are included in research and development expenses, are expensed based on the total number of subjects in the trial, the estimated rate at which subjects enter the trial, and the estimated period over which clinical investigators or contract research organizations provide services. At each period end, the Company evaluates the accrued expense balance related to these activities based upon information received from the suppliers and estimated progress towards completion of the research or development objectives to ensure that the balance is reasonably stated. Such estimates are subject to change as additional information becomes available.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)
Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. Significant estimates include useful lives of fixed assets, the periods over which certain revenues and expenses will be recognized, including research and development revenue recognized from non-refundable up-front licensing payments and expense recognition of certain clinical trial costs which are included in research and development expenses, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed and the likelihood of realization of deferred tax assets.

Patents

As a result of research and development efforts conducted by the Company, the Company has applied, or is applying, for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

Net Loss Per Share

The Company prepares its per share data in accordance with Statement of Financial Accounting Standards No.128 (“SFAS No.128”) “Earnings Per Share.” Basic net loss per share is computed on the basis of net loss for the period divided by the weighted average number of shares of common stock outstanding during the period, which includes restricted shares only as the restrictions lapse. Potential common shares, amounts of unrecognized compensation expense and windfall tax benefits have been excluded from diluted net loss per share since they would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities and receivables from Wyeth and the NIH. The Company invests its excess cash in taxable auction rate securities, corporate notes and federal agency issues. The Company has established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities. The Company holds no collateral for these financial instruments.

Cash and Cash Equivalents

The Company considers all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 2006 and 2007, the Company had invested approximately $6,408 and $4,249 respectively, in cash equivalents in the form of money market funds with two major investment companies and held approximately $5,539 and $6,174, respectively, in a single commercial bank. Restricted cash represents amounts held in escrow for security deposits and credit cards.

Marketable Securities

In accordance with Statement of Financial Accounting Standards No.115, “Accounting for Certain Debt and Equity Securities,” investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. In computing realized gains and losses, the Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices. Interest and dividends on securities classified as available-for-sale are included in interest income (see Note 4).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

At December 31, 2006 and 2007, the Company’s investment in marketable securities in the current assets section of the consolidated balance sheets included $29.0 million and $38.8 million, respectively, of ARS. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, in the past the Company had the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (or losses) or gross realized gains (or losses) from these securities in the periods presented. All income generated from these current investments was recorded as interest income. (see Note 4).

The auction process for ARS historically provided a liquid market for these securities. In the second half of 2007, however, this process began to deteriorate. During the first quarter of 2008, Progenics began to reduce the principal amount of ARS in its portfolio from $38.8 million at 2007 year-end. While its portfolio was not affected by the auction process deterioration in 2007, some of the ARS the Company holds experienced auction failures during the first quarter of 2008. As a result, when the Company attempted to liquidate them through auction, it was unable to do so as to approximately $10.1 million principal amount, which it continues to hold. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of March 14, 2008, Progenics has received all scheduled interest payments associated with these securities.

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Progenics believes that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in its financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of the Company’s investments may affect its ability to liquidate these securities, and therefore may affect its financial condition, cash flows and earnings. Progenics believes that based on its current cash, cash equivalents and marketable securities balances of $170.4 million at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flows, financial flexibility or ability to fund its obligations.

Progenics continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, the Company has converted its investments in ARS to money market funds. Progenics believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business.

Fixed Assets

Leasehold improvements, furniture and fixtures, and equipment are stated at cost. Furniture, fixtures and equipment are depreciated on a straight-line basis over their estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the life of the lease or of the improvement, whichever is shorter. Costs of construction of long-lived assets are capitalized but are not depreciated until the assets are placed in service.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)
Impairment of Long-Lived Assets

The Company periodically assesses the recoverability of fixed assets and evaluates such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, the Company measures the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. No impairments occurred as of December 31, 2005, 2006 or 2007.

Income Taxes

               The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No.109 (“SFAS No.109”) “Accounting for Income Taxes,” requires that the Company recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain.

               In connection with the adoption of SFAS No. 123(R) “Share-Based Payment” (see Note 3), the Company has made a policy decision related to intra-period tax allocation, to account for utilization of windfall tax benefits based on provisions in the tax law that identify the sequence in which amounts of tax benefits are used for tax purposes (i.e., tax law ordering).

               Uncertain tax positions are accounted for in accordance with FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” which was adopted on January 1, 2007. FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. FIN 48 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. The Company reviews its nexus in various tax jurisdictions and its tax positions related to all open tax years for events that could change the status of its FIN 48 liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. Those positions, for which management’s assessment is that there is more than a 50 percent probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to the measurement criteria of FIN 48. The Company records the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Any FIN 48 liabilities for which the Company expects to make cash payments within the next twelve months are classified as “short term.” In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will record interest and penalties as a component of income taxes (see Note 14).

Risks and Uncertainties

The Company has no products approved by the FDA for marketing. There can be no assurance that the Company’s research and development will be successfully completed, that any products developed will obtain necessary marketing approval by regulatory authorities or that any approved products will be commercially viable. In addition, the Company operates in an environment of rapid change in technology, and it is dependent upon the continued services of its current employees, consultants and subcontractors. In accordance with its collaboration agreement with Wyeth, the Company has transferred to Wyeth the responsibility for manufacturing RELISTOR for clinical and commercial use in both bulk and finished form. Wyeth may not be able to fulfill its manufacturing obligations, either on its own or through third-party suppliers. For the years ended December 31, 2007 and 2006, the primary sources of the Company’s revenues were Wyeth and research grants and contract revenues from the NIH. For the year ended December 31, 2005, the primary sources of the Company’s revenues were research and development revenue from PSMA LLC and research grants and contract revenue from the NIH. There can be no assurance that revenues from Wyeth or from research grants and contract will continue. Beginning on January 1, 2006, the Company was no longer reimbursed by PSMA LLC for its services and the Company did not recognize revenue from PSMA LLC for the quarter ended March 31, 2006. Beginning in the second quarter of 2006, PSMA LLC became the Company’s wholly owned subsidiary and, accordingly, the Company no longer recognizes revenue from PSMA LLC. Substantially all of the Company’s accounts receivable at December 31, 2006 and 2007 were from the above-named sources.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)
Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by Statement of Financial Accounting Standards No.130, “Reporting Comprehensive Income” for the years ended December 31, 2005, 2006 and 2007 have been included in the Statements of Stockholders’ Equity and Comprehensive Loss. There was no income tax expense/benefit allocated to any component of Other Comprehensive Loss (see Note 14).

Impact of Recently Issued Accounting Standards

On September 15, 2006, the FASB issued FASB Statement No. 157 (“FAS 157”) “Fair Value Measurements,” which addresses how companies should measure the fair value of assets and liabilities when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 does not expand the use of fair value in any new circumstances. Under FAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. FAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. FAS 157 requires disclosures intended to provide information about (i) the extent to which companies measure assets and liabilities at fair value, (ii) the methods and assumptions used to measure fair value and (iii) the effect of fair value measures on earnings. The Company adopted FAS 157 on January 1, 2008 for all financial assets and liabilities and recurring non-financial assets and liabilities that are carried at fair value. Adoption of FAS 157 for all non-recurring non-financial assets and liabilities that are carried at fair value (such as in the determination of impairment of fixed assets or goodwill) will occur on January 1, 2009. The Company does not expect the impact of the adoption of FAS 157 to be material to its financial position or results of operations.

In February, 2007, the FASB issued FASB Statement No. 159 (“FAS 159”) “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of the adoption of FAS 159 to be material to its financial position or results of operations since it does not currently have any financial assets or liabilities that are subject to FAS 159.

In November 2007, the Emerging Issues Task Force reached a final consensus on Issue 07-1 (“EITF 07-1”) “Accounting for Collaborative Arrangements.” This issue affects entities that have entered into arrangements which are not conducted through a separate legal entity. The Task Force reached a conclusion that a collaborative arrangement is within the scope of EITF 07-1 if (i) the parties are active participants in the arrangement and (ii) the participants are exposed to significant risks and rewards that depend on the endeavor’s ultimate commercial success. The Task Force also reached a conclusion that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company’s financial statement pursuant to the guidance in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” or other applicable generally acceptable accounting principle applied consistently. The Task Force also concluded that the equity method of accounting under Accounting Principles Board Opinion 18, “The Equity Method of Accounting for Investments in Common Stock,” should not be applied to arrangements that are not conducted through a separate legal entity. The guidance in EITF 07-1 will be effective for periods that begin after December 15, 2008 and be accounted for as a change in accounting principle through retrospective application. The Company does not expect the impact of the adoption of EITF 07-01 to be a material to its financial position or results of operations.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

On September 27, 2007, the FASB reached a final consensus on Emerging Issues Task Force Issue 07-3 (“EITF 07-03”) “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Currently, under FASB Statement No. 2, “Accounting for Research and Development Costs,” non-refundable advance payments for future research and development activities for materials, equipment, facilities and purchased intangible assets that have no alternative future use are expensed as incurred. EITF 07-03 addresses whether such non-refundable advance payments for goods or services that have no alternative future use and that will be used or rendered for research and development activities should be expensed when the advance payments are made or when the research and development activities have been performed. The consensus reached by the FASB requires companies involved in research and development activities to capitalize such non-refundable advance payments for goods and services pursuant to an executory contractual arrangement because the right to receive those services in the future represents a probable future economic benefit. Those advance payments will be capitalized and expensed as the goods are delivered or the related services are performed. Entities will be required to evaluate whether they expect the goods or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment will be charged to expense. The consensus on EITF 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Earlier application is not permitted. Entities are required to recognize the effects of applying the guidance in EITF 07-03 prospectively for new contracts entered into after the effective date. The Company does not expect the impact of the adoption of EITF 07-03 to be material to its financial position or results of operations.

             In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS No. 141(R)”) “Business Combinations,” which supersedes Statement of Financial Accounting Standards No. 141 (“SFAS 141”) “Business Combinations.” SFAS No. 141(R) applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (acquiree). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. However, many of the provisions of SFAS No. 141(R) are different from those of SFAS No. 141, such as the establishment of the acquisition date as the date that the acquirer achieves control rather than the date assets and liabilities are transferred. In addition, SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions, as specified. That replaces SFAS No.141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. Among the amendments that SFAS No. 141(R) makes to existing authoritative guidance, it supersedes FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” which required research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair values and then immediately charged to expense. Under SFAS No. 141(R), the acquirer will recognize separately from goodwill the acquisition-date fair values of research and development assets acquired in a business combination as long-lived intangible assets. Those assets are subject to testing for impairment, such as completion or abandonment of an acquired research project, at which time the impaired asset will be expensed. SFAS No. 141(R) provides guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of fiscal years beginning on or after December 15, 2008. An entity may not apply it before that date. The Company expects that the adoption of SFAS No. 141(R) will have a material impact on its financial position and results of operations in the event that it enters into a business combination that falls within the scope of this pronouncement.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (“SFAS No. 160”) “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” which establishes accounting and reporting standards for a noncontrolling interest (previously referred to as a minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before SFAS No. 160 was issued, limited guidance existed for reporting noncontrolling interests, which were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. SFAS No. 160 establishes accounting and reporting standards that require (a) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (c) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (d) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value;

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

(e) the gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment and (f) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008; earlier adoption is prohibited. SFAS No. 160 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which will be applied retrospectively for all periods presented. The Company will evaluate the impact of the adoption of SFAS No. 160 if there are noncontrolling interests in future business combinations.

3. Share-Based Payment Arrangements

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”) “Share-Based Payment,” which is a revision of SFAS No.123, (“SFAS No.123”) “Accounting for Stock Based Compensation.” SFAS No. 123(R) supersedes APB Opinion No. 25 (“APB 25”) “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” The Company’s share-based payment arrangements with employees include non-qualified stock options, restricted stock (nonvested shares) and shares issued under Employee Stock Purchase Plans, which are compensatory under SFAS No. 123(R), as described below. The Company accounts for share-based  payment arrangements with non-employees, including non-qualified stock options and restricted stock (nonvested shares), in accordance with Emerging Issues Task Force Issue No. 96-18 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Connection with Selling, Goods or Services,” which accounting is unchanged as a result of the Company’s adoption of SFAS No. 123(R).

 Prior to 2006, in accordance with SFAS No.123 and Statement of Financial Accounting Standards No.148 (“SFAS No. 148”) “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company had elected to follow the disclosure-only provisions of SFAS No.123 and, accordingly, accounted for share-based compensation under the recognition and measurement principles of APB 25 and related interpretations. Under APB 25, when stock options were issued to employees with an exercise price equal to or greater than the market price of the underlying stock price on the date of grant, no compensation expense was recognized in the financial statements and pro forma compensation expense in accordance with SFAS No. 123 was only disclosed in the footnotes to the financial statements.

The Company adopted SFAS No. 123(R) using the modified prospective application, under which compensation cost for all share-based awards that were unvested as of the adoption date and those newly granted or modified after the adoption date are being recognized over the related requisite service period, usually the vesting period for awards with a service condition. The Company has made an accounting policy decision to use the straight-line method of attribution of compensation expense, under which the grant date fair value of share-based awards is recognized on a straight-line basis over the total requisite service period for the total award. Upon adoption of SFAS No. 123(R), the Company eliminated $4,498 of unearned compensation, related to share-based awards granted prior to the adoption date that were unvested as of January 1, 2006, against additional paid-in capital. The cumulative effect of adjustments upon adoption of SFAS No. 123(R) was not material. Compensation expense recorded on a pro forma basis for periods prior to adoption of SFAS No. 123(R) is not revised and is not reflected in the financial statements of those prior periods. Accordingly, there was no effect of the change from applying the original provisions of SFAS No. 123 on net income, cash flow from operations, cash flows from financing activities or basic or diluted net loss per share of periods prior to the adoption of SFAS No. 123(R).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The following table summarizes the pro forma operating results and compensation costs for the period prior to the Company’s adoption of SFAS No. 123(R) for the Company’s incentive stock option and stock purchase plans, which have been determined in accordance with the fair value-based method of accounting for stock-based compensation as prescribed by SFAS No. 123. The fair value of options granted to non-employees for services, determined using the Black-Scholes option pricing model with the input assumptions presented below, is included in the Company’s historical financial statements and expensed as they vest. Net loss and pro forma net loss include $640 of non-employee compensation expense in the year ended December 31, 2005.

Year Ended December 31, 2005
Net loss, as reported	$(69,429)
Add: Stock-based employee compensation expense included in reported net loss	1,878
Deduct: Total share-based employee compensation expense determined under fair value based method for all awards	(10,148)
Pro forma net loss	$(77,699)

Net loss per share amounts, basic and diluted:
As reported	$(3.33)
Pro forma	$(3.72)

The Company has adopted four stock incentive plans, the 1989 Non-Qualified Stock Option Plan, the 1993 Stock Option Plan, the 1996 Amended Stock Incentive Plan and the 2005 Stock Incentive Plan (the “Plans”). Under each of these Plans as amended, a maximum of 375, 750, 5,000 and 3,950 shares of common stock, respectively, are available for awards to employees, consultants, directors and other individuals who render services to the Company (collectively, “Awardees”). The Plans contain certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. The 1989 Plan and 1993 Plan provide for the Board, or the Compensation Committee (“Committee”) of the Board, to grant stock options to Awardees and to determine the exercise price, vesting term and expiration date. The 1996 Plan and the 2005 Plan provide for the Board or Committee to grant to Awardees stock options, stock appreciation rights, restricted stock, performance awards or phantom stock, as defined (collectively, “Awards”). The Committee is also authorized to determine the term and vesting of each Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Stock options granted under the Plans generally vest pro rata over four to ten years and have terms of ten to twenty years. Restricted stock issued under the 96 Plan or 05 Plan usually vests annually over a four year period, unless specified otherwise by the Committee. The exercise price of outstanding non-qualified stock options is usually equal to the fair value of the Company’s common stock on the date of grant. The exercise price of non-qualified stock options granted from the 05 Plan and incentive stock options (“ISO”) granted from the Plans may not be lower than the fair value of the Company’s common stock on the dates of grant. At December 31, 2005, 2006 and 2007, all outstanding stock options were non-qualified options. The 1989, 1993 and 1996 Plans terminated in April 1994, December 2003 and October 2006, respectively, and the 2005 Plan will terminate in April 2015; options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

The Company applies a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data on vesting behavior of employees. The Company adjusts the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award.

Under SFAS No. 123 and SFAS No. 123(R), the fair value of each option award granted under the Plans is estimated on the date of grant using the Black-Scholes option pricing model with the input assumptions noted in the following table. Ranges of assumptions for inputs are disclosed where the value of such assumptions varied during the related period. Historical volatilities are based upon daily quoted market prices of the Company’s common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. The Company relies only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation method; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Since the Company’s stock options are not traded on a public market, the Company does not use implied volatility. For the year ended December 31, 2007, expected term was calculated based upon historical data related to exercise and post-termination cancellation activity for each of two groups of recipients of stock options: employees, and officers and directors, for which expected terms were 5.25 and 7.5 years, respectively. Expected term for options granted to non-employee consultants was ten years, which is the contractual term of those options. The expected term of options granted in 2006 was based upon the simplified method of calculating expected term, as detailed in Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. Accordingly, the Company used an expected term of 6.5 years based upon the vesting period of the outstanding options of four or five years and a contractual term of ten years. For the year ended December 31, 2005, the expected term of 6.5 years was based upon the average of the vesting term and the original contractual term. The Company has never paid dividends and does not expect to pay dividends in the future. Therefore, the Company’s dividend rate is zero. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2005	2006	2007

Expected volatility	92% - 97%	69% - 94%	50% - 89%
Expected dividends	zero	zero	zero
Expected term (years)	6.5	6.5	5.25 - 10
Weighted average expected term (years)	6.5	6.5	6.90
Risk-free rate	3.29% - 3.98%	4.56% - 5.06%	3.88% - 4.93%

A summary of option activity under the Plans as of December 31, 2007 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yr.)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	4,495	$16.89
Granted	703	23.05
Exercised	(233)	10.07
Forfeited or expired	(257)	17.08
Outstanding at December 31, 2007	4,708	$18.14	5.62	$12,999
Exercisable at December 31, 2007	3,434	$16.32	4.64	$12,550

The weighted average grant-date fair value of options granted under the Plans during the years ended December 31, 2005, 2006 and 2007 was $17.07, $19.32 and $16.18, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007 was $6,368, $6,591 and $3,766, respectively.

The options granted under the Plans, described above, include 33, 113, 38, 75, 145 and 113 non-qualified stock options granted to the Company’s Chief Executive Officer on July 1, 2002, 2003, 2004 and 2005, on July 3, 2006 and on July 2, 2007, respectively, which cliff vest after nine years and eleven months from the respective grant dates. Vesting of a defined portion of each award will occur earlier if a defined performance condition is achieved; more than one condition may be achieved in any period. Upon adoption of SFAS No. 123(R) on January 1, 2006, 21, zero, 8 and 36 options were unvested under the 2002, 2003, 2004 and 2005 awards, respectively. The 2005 award was fully vested in 2006 upon the achievement of one of the performance milestones. In accordance with SFAS No. 123(R), at the end of each reporting period, the Company estimates the probability of achievement of each performance condition and uses those probabilities to determine the requisite service period of each award. The requisite service period for the award is the shortest of the explicit or implied service periods. In the case of the Chief Executive Officer’s options, the explicit service period is nine years and eleven months from the respective grant dates. The implied service periods related to the performance conditions are the estimated times for each performance condition to be achieved. Thus, compensation expense will be recognized over the shortest estimated time for the achievement of performance conditions for that award (assuming that the performance conditions will be achieved before the cliff vesting occurs).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

To the extent that, for each of the 2002, 2004, 2006 and 2007 awards, it is probable that 100% of the remaining unvested award will vest based on achievement of the remaining performance conditions, compensation expense will be recognized over the estimated periods of achievement. To the extent that it is probable that less than 100% of the award will vest based upon remaining performance conditions, the shortfall will be recognized through the remaining period to nine years and eleven months from the grant date (i.e., the remaining service period). Changes in the estimate of probability of achievement of any performance condition will be reflected in compensation expense of the period of change and future periods affected by the change.

At December 31, 2007, the estimated requisite service periods for the 2002, 2004, 2006 and 2007 awards, described above, were 0.5, 0.5 – 1.25, 0.5 – 8.5 and 0.25 – 0.75 years, respectively. For the year ended December 31, 2007, 9, 2, 2 and 83 options vested under the 2002, 2004, 2006 and 2007 awards, respectively, which resulted in compensation expense of $70, $21, $(38) and $1,449, respectively. The reduction in compensation expense recognized for the 2006 award resulted from a change in the estimate of the period of vesting of the related performance milestones, as described above. Prior to the adoption of SFAS No. 123(R), these awards were accounted for as variable awards under APB 25 and, therefore, compensation expense, based on the intrinsic value of the vested awards on each reporting date, was recognized in the Company’s financial statements.

A summary of the status of the Company’s nonvested shares (i.e., restricted stock awarded under the Plans which has not yet vested) as of December 31, 2007 and changes during the year then ended is presented below:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2007	388	$ 22.37
Granted	309	22.47
Vested	(133)	22.46
Forfeited	(41)	23.09
Nonvested at December 31, 2007	523	22.35

During 1993, the Company adopted an Executive Stock Option Plan (the “Executive Plan”), under which a maximum of 750 shares of common stock, adjusted for stock splits, stock dividends and other capital adjustments, are available for stock option awards. Awards issued under the Executive Plan may qualify as incentive stock options (“ISO’s”), as defined by the Internal Revenue Code, or may be granted as non-qualified stock options. Under the Executive Plan, the Board may award options to senior executive employees (including officers who may be members of the Board) of the Company. The Executive Plan terminated on December 15, 2003; any options outstanding as of the termination date shall remain outstanding until such option expires in accordance with the terms of the respective grant. During December 1993, the Board awarded a total of 750 stock options under the Executive Plan to the Company’s current Chief Executive Officer, of which 665 were non-qualified options (“NQO’s”) and 85 were ISO’s. The ISO’s have been exercised in December 1998. The NQO’s have a term of 14 years and entitle the officer to purchase shares of common stock at $5.33 per share, which represented the estimated fair market value, of the Company’s common stock at the date of grant, as determined by the Board of Directors. As of January 1 and December 31, 2007, 231 and zero NQO’s, respectively, were outstanding and fully vested. The total intrinsic value of NQO’s under the Executive Plan exercised during the years ended December 31, 2005, 2006 and 2007 was zero, $4,662 and $4,402, respectively. At December 31, 2007, the weighted average remaining contractual term of the NQO’s was zero years and the aggregate intrinsic value was zero.

The Company’s two employee stock purchase plans (the “Purchase Plans”), the 1998 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1998 Non-Qualified Employee Purchase Plan (the “Non-Qualified Plan”), as amended, provide for the issuance of up to 1,600 and 500 shares of common stock, respectively. The Purchase Plans provide for the grant to all employees of options to use an amount equal to up to 25% of their quarterly compensation, as such percentage is determined by the Board of Directors prior to the date of grant, to purchase shares of the common stock at a price per share equal to the lesser of the fair market value of the common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grant. The Qualified Plan is not available to employees owning more than five percent of the common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that option grants are restricted under the Qualified Plan.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The fair value of shares purchased under the Purchase Plans is estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” using the same option valuation model used for options granted under the Plans, except that the assumptions noted in the following table were used for the Purchase Plans:

For the Years Ended December 31,
	2005	2006	2007

Expected volatility	29%- 47%	37% - 43%	40% - 46%
Expected dividends	zero	zero	zero
Expected term	6 months	6 months	6 months
Risk-free rate	2.53% - 3.29%	3.25% - 4.75%	3.91% - 5.10%

       Purchases of common stock under the Purchase Plans during the years ended December 31, 2005, 2006 and 2007 are summarized as follows:

	Qualified Plan			Non-Qualified Plan
	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value

2005	130	$13.60 - $24.67	$7.07	27	$13.60 - $24.67	$7.08
2006	126	$17.80 - $25.84	$3.30	27	$18.61 - $25.84	$3.25
2007	179	$16.27 - $23.46	$3.41	45	$17.80 - $23.46	$3.43

The total compensation expense of shares, granted to both employees and non-employees, under all of the Company’s share-based payment arrangements that was recognized in operations during the years ended December 31, 2005, 2006 and 2007 was:

	Years Ended December 31,
	2005	2006	2007
Recognized as:
Research and Development	$1,237	$5,814	$7,104
General and Administrative	1,281	6,840	8,202
Total	$2,518	$12,654	$15,306

No tax benefit was recognized related to such compensation cost because the Company had a net loss for the periods presented and the related deferred tax assets were fully offset by valuation allowances. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the periods presented.

As of December 31, 2007, there was $14.3 million, $8.6 million and $37 of total unrecognized compensation cost related to nonvested stock options under the Plans, the nonvested shares and the Purchase Plans, respectively. Those costs are expected to be recognized over weighted average periods of 3.0 years, 2.6 years and 0.5 years, respectively. Cash received from exercises under all share-based payment arrangements for the year ended December 31, 2007 was $7.8 million. No tax benefit was realized for the tax deductions from those option exercises of the share-based payment arrangements because the Company had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. During the year ended December 31, 2007, the Company used $19 to settle shares of restricted stock granted to two employees under the 05 Plan. The Company issues new shares of its common stock upon share option exercise and share purchase.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. The Company incurred a net loss for the years ended December 31, 2005, 2006 and 2007 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. The Company has made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when the Company has net income.

4. Marketable Securities

The Company considers its marketable securities to be “available-for-sale,” as defined by Statement of Financial Accounting Standards No.115, “Accounting for Certain Investments in Debt and Equity Securities,” and, accordingly, unrealized holding gains and losses are excluded from operations and reported as a net amount in a separate component of stockholders’ equity (see Note 2). The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at December 31, 2006 and 2007:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2006:
Maturities less than one year:
Corporate debt securities	$75,907	$75,833	$6	$(80)	$(74)
Government-sponsored entities	9,000	8,979		(21)	(21)
Maturities between one and five years:
Corporate debt securities	20,366	20,319		(47)	(47)
Government-sponsored entities	3,000	2,993		(7)	(7)
Maturities greater than five years:
Municipal Bonds (ARS) see Note 2 –Marketable Securities	29,025	29,029	4		4
	$137,298	$137,153	$10	$(155)	$(145)

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2007:
Maturities less than one year:
Corporate debt securities	$76,854	$76,892	$84	$(46)	$38
Government-sponsored entities	4,295	4,278		(17)	(17)
Maturities between one and five years:
Corporate debt securities	39,962	39,947	65	(80)	(15)
Maturities greater than five years:
Municipal Bonds (ARS) see Note 2 –Marketable Securities	38,830	38,830
	$159,941	$159,947	$149	$(143)	$6

The Company computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on quoted market prices.

The auction process for ARS historically provided a liquid market for these securities. In the second half of 2007, however, this process began to deteriorate. During the first quarter of 2008, Progenics began to reduce the principal amount of ARS in its portfolio from $38.8 million at 2007 year-end. While its portfolio was not affected by the auction process deterioration in 2007, some of the ARS the Company holds experienced auction failures during the first quarter of 2008. As a result, when the Company attempted to liquidate them through auction, it was unable to do so as to approximately $10.1 million principal amount, which it continues to hold. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of March 14, 2008, Progenics has received all scheduled interest payments associated with these securities.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. The Company believes that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. Progenics believes that any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in its financial statements.

The credit and capital markets have continued to deteriorate in 2008. Continuation or acceleration of the current instability in these markets and/or deterioration in the ratings of the Company’s investments may affect its ability to liquidate these securities, and therefore may affect its financial condition, cash flows and earnings. Progenics believes that based on its current cash, cash equivalents and marketable securities balances of $170.4 million at December 31, 2007, the current lack of liquidity in the credit and capital markets will not have a material impact on its liquidity, cash flows, financial flexibility or ability to fund its obligations.

               Progenics continues to monitor the market for auction rate securities and consider its impact (if any) on the fair market value of its investments. If the current market conditions continue, in which some auctions for ARS fail, or the anticipated recovery in market values does not occur, the Company may be required to record unrealized losses or impairment charges in 2008. As auctions have closed successfully, the Company has converted its investments in ARS to money market funds. Progenics believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business.

The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 and 2007.

At December 31, 2006:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$78,944	$(123)	$6,095	$(4)	$85,039	$(127)
Government-sponsored entities	11,972	(28)			11,972	(28)
Total	$90,916	$(151)	$6,095	$(4)	$97,011	$(155)

At December 31, 2007:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$50,511	$(118)	$9,479	$(7)	$59,990	$(125)
Government-sponsored entities	4,278	(17)			4,278	(17)
Total	$54,789	$(135)	$9,479	$(7)	$64,268	$(142)

Corporate debt securities.  The Company’s investments in corporate debt securities with unrealized losses at December 31, 2007 include 9 securities with maturities of less than one year ($17,282 of the total fair value and $13 of the total unrealized losses in corporate debt securities) and 26 securities with maturities between one and two years ($42,708 of the total fair value and $112 of the total unrealized losses in corporate debt securities). The severity of the unrealized losses (fair value is approximately 0.00017 percent to 0.84 percent less than cost) and duration of the unrealized losses (weighted average of 5.0 months) correlate with the short maturities of the majority of these investments.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

At December 31, 2007, the credit ratings of these securities were in compliance with the Company’s investment policy, which requires that its investments in corporate debt securities maintain credit ratings of not less than Aa3/AA-. The decrease in the market value of the Company’s portfolio in 2007 was, therefore, not attributable to a decline in credit ratings but rather to interest rate increases. The Company’s corporate debt securities are purchased by third-party brokers in accordance with its investment policy guidelines. The Company’s brokerage account requires that all corporate debt securities be held to maturity unless authorization is obtained from the Company to sell earlier. In fact, the Company has a history of holding corporate debt securities to maturity. The Company, therefore, considers that it has the intent and ability to hold any corporate debt securities with unrealized losses until a recovery of fair value, which may be maturity and it does not consider these marketable securities to be other-than-temporarily impaired at December 31, 2007.

Government-sponsored entities. The unrealized losses on the Company’s investments in government-sponsored entities during a period of less than 12 months were primarily caused by interest rate increases, which have generally resulted in a decrease in the market value of the Company’s portfolio. At December 31, 2007, the credit ratings of these securities were in compliance with the Company’s investment policy, which requires that its investments in securities of government-sponsored entities maintain credit ratings of not less than AAA. Therefore, the decline in fair value of these securities was not attributable to a decrease in credit ratings. Similar to corporate debt securities, discussed above, the Company considers that it has the intent and ability to hold any investments in government-sponsored entities with unrealized losses until a recovery of fair value, which may be maturity and it does not consider these marketable securities to be other-than-temporarily impaired at December 31, 2007.

5. Accounts Receivable

	December 31,
	2006	2007
National Institutes of Health	$1,697	$1,956
Other	2	39
Total	$1,699	$1,995

6. Fixed Assets

	December 31,
	2006	2007
Computer equipment	$1,690	$1,935
Machinery and equipment	6,890	11,695
Furniture and fixtures	726	726
Leasehold improvements	4,950	10,448
Construction in progress	6,361	874
	20,617	25,678
Less, accumulated depreciation and amortization	(9,230)	(12,167)
Total	$11,387	$13,511

At December 31, 2006, $1.6 million and $0.7 million of leasehold improvements, made to the Company’s leased laboratory and office space (see Note 11a), were being amortized over periods of 5.3 – 5.8 years and 8.5 years, respectively, under leases with terms through December 31, 2009 and December 31, 2014, respectively. At December 31, 2007, $5.7 million, $0.9 million and $0.7 million of leasehold improvements were being amortized over periods of 2.3 – 5.8 years, 4.7 years and 8.5 years, respectively, under leases with terms through December 31, 2009, June 29, 2012 and December 31, 2014, respectively.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

7. Accounts Payable and Accrued Expenses

	December 31,
	2006	2007
Accounts payable	$1,559	$1,158
Accrued consulting and clinical trial costs	7,404	10,848
Accrued payroll and related costs	990	1,489
Legal and professional fees	1,301	1,127
Other	598	143
Total	$11,852	$14,765

8. Stockholders’ Equity

The Company is authorized to issue 40,000 shares of common stock, par value $.0013 (“Common Stock”), and 20,000 shares of preferred stock, par value $.001. The Board has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board.

On September 25, 2007, the Company completed a public offering of 2.6 million shares of its Common Stock, pursuant to a shelf registration statement that had been filed with the Securities and Exchange Commission in 2006, which had registered 4.0 million shares of the Company’s Common Stock. The Company received proceeds of $57.3 million, or $22.04 per share, which was net of underwriting discounts and commissions of approximately $2.9 million, and paid approximately $0.2 million in other offering expenses. During the second and third quarters of 2005, the Company completed a series of public offerings of Common Stock, which provided it with $121.6 million in net proceeds from the sale of 6,307 shares of Common Stock, at prices ranging from $15.25 to $23.90 per share, and incurred related expenses of $4.8 million.

On December 22, 2005, the Company entered into a series of agreements with the licensors of the Company’s sublicense for the methylnaltrexone technology (see Note 10). The Company issued a total of 686 shares of Common Stock to the licensors, valued at $15,839, based upon the closing price of the Company’s Common Stock on the date of the transaction of $23.09 per share.

In connection with the adoption of SFAS 123(R) on January 1, 2006, the Company eliminated $4,498 of unearned compensation, related to share-based awards granted prior to the adoption date that were unvested as of that date, against additional paid-in-capital.

9. License and Co-Development Agreement with Wyeth Pharmaceuticals

On December 23, 2005, the Company entered into the Collaboration Agreement with Wyeth (collectively, the “Parties”) for the purpose of developing and commercializing RELISTOR, the Company’s lead investigational drug, for the treatment of opioid-induced side effects, including constipation and post-operative ileus, associated with chronic pain and in patients receiving palliative care. The Collaboration Agreement involves three formulations of RELISTOR: (i) a subcutaneous formulation to be used in patients with opioid-induced constipation, (ii) an intravenous formulation to be used in patients with post-operative ileus and (iii) an oral formulation to be used in patients with opioid-induced constipation.

The collaboration is being administered by a Joint Steering Committee and a Joint Development Committee, each with equal representation by the Parties. The Steering Committee is responsible for coordinating the key activities of Wyeth and the Company under the Collaboration Agreement. The Development Committee is responsible for overseeing, coordinating and expediting the development of RELISTOR by the Parties. In addition, a Joint Commercialization Committee was established, composed of representatives of both Wyeth and the Company in number and function according to each of their responsibilities, which is responsible for facilitating open communication between Wyeth and the Company on matters relating to the commercialization of products.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

               The Company has assessed the nature of its involvement with the Committees. The Company’s involvement in the Steering and Development Committees is one of several obligations to develop the subcutaneous and intravenous formulations of RELISTOR through regulatory approval in the U.S. The Company has combined the committee obligations with the other development obligations and is accounting for these obligations during the development phase as a single unit of accounting. After the development period, however, the Company has assessed the nature of its involvement with the Committees to be a right, rather than an obligation. The Company’s assessment is based upon the fact the Company negotiated to be on the Committees as an accommodation for its granting of the license for RELISTOR to Wyeth. Wyeth has been granted by the Company an exclusive license (even as to the Company) to the technology and know-how regarding RELISTOR and has been assigned the agreements for the manufacture of RELISTOR by third parties. Following regulatory approval of the subcutaneous and intravenous formulations of RELISTOR, Wyeth will continue to develop the oral formulation and to commercialize all formulations, for which it is capable and responsible. During those periods, the activities of the Committees will be focused on Wyeth’s development and commercialization obligations.

Under the Collaboration Agreement, Progenics granted to Wyeth an exclusive, worldwide license, even as to Progenics, to develop and commercialize RELISTOR. Progenics is responsible for developing the subcutaneous and intravenous formulations in the United States, until the drug formulations receive regulatory approval. Progenics has transferred to Wyeth all existing supply agreements with third parties for RELISTOR and has sublicensed intellectual property rights to permit Wyeth to manufacture or have manufactured RELISTOR, during the development and commercialization phases of the Collaboration Agreement, in both bulk and finished form for all products worldwide. Progenics has no further manufacturing obligations under the Collaboration Agreement. Progenics has and will continue to transfer to Wyeth all know-how, as defined, related to RELISTOR. Based upon the Company’s research and development programs, such period will cease upon completion of the Company’s development obligations under the Collaboration Agreement.

Wyeth is developing the oral formulation worldwide and the subcutaneous and intravenous formulations outside the U.S. In the event the Joint Steering Committee approves any formulation of RELISTOR other than subcutaneous, intravenous or oral or any other indication for a product using any formulation of RELISTOR, Wyeth will be responsible for development of such products, including conducting clinical trials and obtaining and maintaining regulatory approval and the Company will receive royalties on all sales of such products.

Wyeth is responsible for the commercialization of the subcutaneous, intravenous and oral products, and any other products developed upon approval by the Joint Steering Committee, throughout the world. Wyeth will pay all costs of commercialization of all products, including manufacturing costs, and will retain all proceeds from the sale of the products, subject to the royalties payable by Wyeth to the Company. Decisions with respect to commercialization of any products developed under the Collaboration Agreement will be made solely by Wyeth.

Wyeth granted to Progenics an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the products developed under the Collaboration Agreement, subject to certain conditions. The extent of the Company’s co-promotion activities and the fee that the Company will be paid by Wyeth for these activities will be established if, as and when the Company exercises its option. Wyeth will record all sales of products worldwide (including those sold by the Company, if any, under a Co-Promotion Agreement). Wyeth may terminate any Co-Promotion Agreement if a top 15 pharmaceutical company acquires control of Progenics. Progenics’ potential right to commercialize any product, including its Co-Promotion Option, is not essential to the usefulness of the already delivered products or services (i.e., Progenics’ development obligations) and Progenics’ failure to fulfill its co-promotion obligations would not result in a full or partial refund of any payments made by Wyeth to Progenics or reduce the consideration due to Progenics by Wyeth or give Wyeth the right to reject the products or services previously delivered by Progenics.

               The Company is recognizing revenue in connection with the Collaboration Agreement under SAB 104 and will apply the Substantive Milestone Method (see Note 2). In accordance with EITF 00-21, all of the Company’s deliverables under the Collaboration Agreement, consisting of granting the license for RELISTOR, transfer of supply contracts with third party manufacturers of RELISTOR, transfer of know-how related to RELISTOR development and manufacturing, and completion of development for the subcutaneous and intravenous formulations in the U.S., represent one unit of accounting since none of those components have standalone value to Wyeth prior to regulatory approval of at least one product; that unit of accounting comprises the development phase, through regulatory approval, for the subcutaneous and intravenous formulations in the U.S.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

               Within five business days of execution of the Collaboration Agreement, Wyeth made a non-refundable, non-creditable upfront payment of $60 million, for which the Company deferred revenue at December 31, 2005. Subsequently, the Company is recognizing revenue related to the upfront license payment over the period during which the performance obligations, noted above, are being performed using the proportionate performance method. The Company expects that period to extend through 2009. The Company is recognizing revenue using the proportionate performance method since it can reasonably estimate the level of effort required to complete its performance obligations under the Collaboration Agreement with Wyeth and such performance obligations are provided on a best-efforts basis. Full-time equivalents are being used as the measure of performance. Under the proportionate performance method, revenue related to the upfront license payment is recognized in any period as the percent of actual effort expended in that period relative to expected total effort. The total effort expected is based upon the most current budget and development plan which is approved by both the Company and Wyeth and includes all of the performance obligations under the arrangement. Significant judgment is required in determining the nature and assignment of tasks to be accomplished by each of the parties and the level of effort required for the Company to complete its performance obligations under the arrangement. The nature and assignment of tasks to be performed by each party involves the preparation, discussion and approval by the parties of a development plan and budget. Since the Company has no obligation to develop the subcutaneous and intravenous formulations of RELISTOR outside the U.S. or the oral formulation at all and has no significant commercialization obligations for any product, recognition of revenue for the upfront payment is not required during those periods, if they extend beyond the period of the Company’s development obligations. If Wyeth terminates the Collaboration Agreement in accordance with its terms, the Company will recognize any unamortized remainder of the upfront payment at the time of the termination.

The amounts of the upfront license payment that the Company recognized as revenue for each fiscal quarter prior to the third quarter of 2007 were based upon several revised approved budgets, although the revisions to those budgets did not materially affect the amounts of revenue recognized in those periods. During the third quarter of 2007, however, the estimate of the Company’s total remaining effort to complete its development obligations was increased significantly based upon a revised development budget approved by both the Company and Wyeth. As a result, the period over which the Company’s obligations will extend, and over which the upfront payment will be amortized, was extended from the end of 2008 to the end of 2009. Consequently, the amount of revenue recognized from the upfront payment in the second half of 2007 declined relative to that in the comparable period of 2006.

 Beginning in January 2006, costs for the development of RELISTOR incurred by Wyeth or the Company are being paid by Wyeth. Wyeth has the right once annually to engage an independent public accounting firm to audit expenses for which the Company has been reimbursed during the prior three years. If the accounting firm concludes that any such expenses have been understated or overstated, a reconciliation will be made. The Company is recognizing as research and development revenue from collaborator, amounts received from Wyeth for reimbursement of the Company’s development expenses for RELISTOR as incurred under the development plan agreed to between the Company and Wyeth. In addition to the upfront payment and reimbursement of the Company’s development costs, Wyeth has made or will make the following payments to the Company: (i) development and sales milestones and contingent payments, consisting of defined non-refundable, non-creditable payments, totaling $356.5 million, including clinical and regulatory events and combined annual worldwide net sales, as defined and (ii) sales royalties during each calendar year during the royalty period, as defined, based on certain percentages of net sales in the U.S. and worldwide. Upon achievement of defined substantive development milestones by the Company for the subcutaneous and intravenous formulations in the U.S., the milestone payments will be recognized as revenue. Recognition of revenue for developmental contingent events related to the subcutaneous and intravenous formulations outside the U.S. and for the oral formulation, which are the responsibility of Wyeth, will be recognized as revenue when Wyeth achieves those events, if they occur subsequent to completion by the Company of its development obligations, since Progenics would have no further obligations related to those products. Otherwise, if Wyeth achieves any of those events before the Company has completed its development obligations, recognition of revenue for the Wyeth contingent events will be recognized over the period from the effective date of the Collaboration Agreement to the completion of the Company’s development obligations. All sales milestones and royalties will be recognized as revenue when earned.

During the years ended December 31, 2006 and 2007, the Company recognized $18.8 million and $16.4 million, respectively, of revenue from the $60 million upfront payment and $34.6 million and $40.1 million, respectively, as reimbursement for its out-of-pocket development costs, including its labor costs. In October 2006, the Company earned a $5.0 million milestone payment in connection with the start of a phase 3 clinical trial of intravenous RELISTOR for the treatment of post-operative ileus, for which revenue was recognized in the fourth quarter of 2006. In March 2007, the Company earned $9.0 million in milestone payments upon the submission and approval for review of applications for marketing in the U.S. and European Union of the subcutaneous formulation of RELISTOR in patients receiving palliative care.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The Company considered those milestones to be substantive based on the significant degree of risk at the inception of the Collaboration Agreement related to the conduct and successful completion of clinical trials and, therefore, of not achieving the milestones; the amount of the payment received relative to the significant costs incurred since inception of the Collaboration Agreement and amount of effort expended to achieve the milestones; and the passage of ten and seventeen months, respectively, from inception of the Collaboration Agreement to the achievement of those milestones. Therefore, the Company recognized the milestone payments as revenue in the respective periods in which the milestones were earned. As of December 31, 2007, relative to the $60 million upfront license payment received from Wyeth, the Company has recorded $15.7 million as short-term deferred revenue and $9.1 million and long-term deferred revenue, which is expected to be recognized as revenue through 2009. In addition, at December 31, 2007, the Company recorded $2.1 million of short term deferred revenue related to payments we have received from Wyeth for development costs.

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

10. Acquisition of Contractual Rights from Methylnaltrexone Licensors

In 2001, Progenics entered into an exclusive sublicense agreement with UR Labs, Inc. (“URL” or “UR Labs”) (see Note 11(b)(v)) to develop and commercialize methylnaltrexone (the “Methylnaltrexone Sublicense”) in exchange for rights to future payments resulting from this Sublicense. In 1989, URL obtained an exclusive license to methylnaltrexone, as amended, from the University of Chicago (“UC”) under an Option and License Agreement dated May 8, 1985, as amended (the “URL-Chicago License”). In 2001, URL also entered into an agreement with certain heirs of Dr. Leon Goldberg (the “Goldberg Distributees”), which provided them with the right to receive payments based upon revenues received by URL from the development of the Methylnaltrexone Sublicense (the “URL-Goldberg Agreement”).

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

The Company accounted for the acquisition of the rights described above from the licensors, the only asset acquired, as an asset purchase. The acquired rights relate to the Methylnaltrexone Sublicense and the Company’s research and development activities for methylnaltrexone, for which technological feasibility has not yet been established, for which there is no identified alternative future use and, which has not received regulatory approval for marketing. Accordingly, the entire purchase price of $18.7 million was recorded as license fees- research and development, as a separate line item in the Company’s 2005 Consolidated Statement of Operations.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

11. Commitments and Contingencies

a. Operating Leases

As of December 31, 2007, the Company leases office and laboratory space, as follows:

Leased Space	Area (Square Feet)	Base Monthly Rent	Termination Date	Other Terms

Sublease 1	91.6	$140	December 30, 2009
Lease 1	32.6	$66	December 31, 2009	Renewable for two five year terms
Sublease 2	5.9	$13 through June 30, 2010; $15 through June 30, 2011; $16 through June 29, 2012	June 29, 2012	Four months rent-free beginning April 1, 2006; converts to Lease 2
Lease 2		$16	December 31, 2014
Lease 3	9.2	$12 through November 12, 2008; annual 3% increases thereafter	June 29, 2012	Three months rent-free beginning August 13, 2007; renewable for two five year terms; lease incentive of $276 provided by the landlord
Lease 4	6.5	$14	August 31, 2012	Renewable for two terms coterminous with Lease 1
Total	145.8

Such amounts are recognized as rent expense on a straight-line basis over the term of the respective leases, including rent-free periods. In addition to rents due under these agreements, the Company is obligated to pay additional facilities charges, including utilities, taxes and operating expenses. The Company also leases certain office equipment under non-cancelable operating leases, which expire at various times through August 2009. At the inception of Lease 3, in August 2007, the landlord agreed to pay $276 of leasehold improvements related to the renovation of that office space. That lease incentive, which was initially recorded as a debit to Fixed Assets - leasehold improvements and credits to Other Current Liabilities of $57 and Other Liabilities of $219, is being amortized as a reduction of rent expense on a straight-line basis over the initial term of the lease.

As of December 31, 2007, future minimum annual payments under all operating lease agreements are as follows:

Years ending December 31,	Minimum Annual Payments
2008	$3,136
2009	3,100
2010	504
2011	517
2012	391
Thereafter	388
Total	$8,036

Rental expense totaled approximately $1,675, $1,694 and $2,415 for the years ended December 31, 2005, 2006 and 2007, respectively. For the years ended December 31, 2005, 2006 and 2007, the Company recognized rent expense in excess of amounts paid of $21, $74 and $38, respectively. Additional facility charges, including utilities, taxes and operating expenses, for the years ended December 31, 2005, 2006 and 2007 were approximately $2,257, $2,932 and $2,974, respectively.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

b. Licensing, Service and Supply Agreements of Progenics Pharmaceuticals, Inc.

The Company has entered into a variety of intellectual property-based license and service agreements in connection with its product development programs. During 2005, the Company also entered into a supply agreement for methylnaltrexone. During 2006, the Company transferred that agreement and the obligation for the manufacture of methylnaltrexone, in bulk and finished form, to Wyeth. In connection with all the agreements discussed below, the Company has recognized milestone, license and sublicense fees and supply costs, which are included in research and development expenses, totaling approximately $22,375, $1,825 and $350 for the years ended December 31, 2005, 2006 and 2007, respectively. In addition, as of December 31, 2007, remaining payments, including amounts accrued, associated with milestones and defined objectives as well as annual maintenance fees with respect to the agreements referred to below total approximately $20,832.

        i. Columbia University

The Company is a party to a license agreement with Columbia University under which it obtained exclusive, worldwide rights to specified technology and materials relating to CD4, an immune cell receptor. In general, the license agreement terminates (unless sooner terminated) upon the expiration of the last to expire of the licensed patents, which is currently 2021; patent applications that the Company has also licensed and patent term extensions may extend the period of its license rights, when and if the patent applications are allowed and issued or patent term extensions are granted.

The Company’s license agreement requires it to achieve development milestones, including filing for marketing approval of a drug by June 2001 and manufacturing a drug for commercial distribution by June 2004. The Company has not achieved either of these milestones due to delays that it believes could not have been reasonably avoided and are reasonably beyond its control.

As of December 31, 2006, the Company was obligated to pay Columbia a milestone fee of $225 and four annual maintenance fees of $50 each, which had been accrued but not paid, in accordance with an oral understanding that suspended its obligation to make such payments until a time in the future to be agreed upon by the parties. In addition, the Company was required to pay royalties based on the sale of products it develops under the license, if any.

The Company has had discussions with Columbia regarding the terms of an agreement under which it would relinquish all rights related to the license agreement with Columbia in exchange for making a one-time payment of $300, which was accrued at December 31, 2007 and previously due milestone and maintenance fees as well as future royalty payments would be cancelled. Those discussions have not yet resulted in a formal agreement.

ii. Sloan-Kettering Institute for Cancer Research

The Company was party to a license agreement with Sloan-Kettering under which it obtained the worldwide, exclusive rights to specified technology relating to ganglioside conjugate vaccines, including GMK, and its use to treat or prevent cancer. The license was terminated on February 15, 2008.

iii. Aquila Biopharmaceuticals, Inc.

The Company has entered into a license and supply agreement with Aquila Biopharmaceuticals, Inc., a wholly owned subsidiary of Antigenics Inc. (“Antigenics”), pursuant to which Aquila agreed to supply the Company with all of its requirements for the QS-21™ adjuvant for use in ganglioside-based cancer vaccines, including GMK, a program that the Company terminated in development in the second quarter of 2007. QS-21 is the lead compound in the Stimulon® family of adjuvants developed and owned by Aquila. In general, the license agreement terminates upon the expiration of the last to expire of the licensed patents, unless sooner terminated. In the U.S. the licensed patent will expire in 2008.

The Company’s license agreement requires it to achieve development milestones. The agreement states that the Company is required to have filed for marketing approval of a drug by 2001 and to commence the manufacture and distribution of a drug by 2003. The Company has not achieved these milestones due to delays that it believes could not have been reasonably avoided. The Company believes that these delays satisfy the criteria for a revision, contemplated by the agreement, of the milestone dates. Aquila has not consented to a revision of the milestone dates as of this time.

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

iv. Development and License Agreement with PDL BioPharma, Inc. (formerly, Protein Design Labs, Inc.)

The Company has entered into a development and license agreement with PDL BioPharma, Inc., or PDL, for the humanization by PDL of PRO 140. Pursuant to the agreement, PDL granted the Company exclusive and nonexclusive worldwide licenses under patents, patent applications and know-how relating to the humanized PRO 140. In general, the license agreement terminates on the later of 10 years from the first commercial sale of a product developed under the agreement or the last date on which there is an unexpired patent or a patent application that has been pending for less than ten years, unless sooner terminated. Thereafter the license is fully paid. The last of the currently issued patents expires in 2014; patent applications filed in the U.S. and internationally that the Company has also licensed and patent term extensions may extend the period of our license rights when and if such patent applications are allowed and issued or patent term extensions are granted. The Company has the right to terminate the agreement without cause upon 60 days prior written notice. In the event of a default by one party, the agreement may also be terminated, after an opportunity to cure, by non-defaulting party upon 30 days prior written notice.

v. UR Labs, Inc./ University of Chicago

In 2001, the Company entered into an agreement with UR Labs to obtain worldwide exclusive rights to intellectual property rights related to methylnaltrexone. UR Labs had exclusively licensed methylnaltrexone from the University of Chicago. In consideration for the license, the Company paid a nonrefundable, noncreditable license fee and was obligated to make additional payments upon the occurrence of defined milestones. On December 22, 2005, the Company entered into a series of agreements with UR Labs, which extinguished Progenics’ obligation to make royalty and other payments to UR Labs (see Note 10). The Company is responsible to make certain payments to the University of Chicago, associated with the RELISTOR product development and commercialization program, which would have been made by UR Labs. In addition, during 2006 and 2007, the Company entered into two agreements with the University of Chicago which give the Company options to license certain of the University of Chicago’s intellectual property over defined option periods.

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

In March 2002, Roche exercised its right to discontinue funding the research being conducted under the Roche Agreement. Discussions between Roche and the Company resulted in an agreement by which the Company gained the exclusive rights to develop and market the Compound, as defined. Roche is entitled to receive certain milestone payments and royalties, as defined, provided Roche has not elected its option to resume joint development and commercialization of the Compound. As of December 31, 2007, Roche had not elected to resume its option.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

viii. Mallinckrodt Inc.

In March 2005, the Company entered into an agreement with Mallinckrodt Inc. for the supply of the bulk form of methylnaltrexone. The contract provided for Mallinckrodt to supply product based on a rolling forecast to be provided by the Company to Mallinckrodt with respect to the Company’s anticipated needs and for the Company’s purchase of product on specified pricing terms. In connection with the Company’s Collaboration Agreement with Wyeth (see Note 9), during 2006  the Company transferred its agreement with Mallinckrodt and the obligation for the manufacture of methylnaltrexone, in bulk and finished form, to Wyeth.

ix. KMT Hepatech, Inc.

On October 11, 2006, the Company and KMT Hepatech, Inc. (“KMT”) entered into a Research Services Agreement, under which KMT will test compounds (“Compounds”), as defined, related to the Company’s Hepatitis C Virus research program. In consideration for KMT’s services, the Company made an upfront payment for certain defined services, will reimburse KMT for direct costs incurred by KMT in rendering the services and will make additional payments upon the Company’s request for additional services. The Company will also make one-time development milestone payments upon the occurrence of defined events in respect of any Compound. In the event that the Company terminates development of a Compound, certain of those development milestone payments will be credited to the development milestones achieved by the next Compound. The KMT agreement will terminate upon its second anniversary unless terminated sooner. The parties may extend the term of the KMT agreement by mutual written consent. Either party may terminate the KMT agreement upon 60 days of written notice to the other party. In the event of an uncured default by either party, including non-performance, bankruptcy or liquidation or dissolution, the non-defaulting party may terminate the KMT agreement upon 30 days written notice.

c. Licensing and Collaboration Agreements of PSMA Development Company LLC

In connection with all the agreements discussed below, PSMA LLC, which became the Company’s wholly owned subsidiary on April 20, 2006 (see Note 12c) has recognized milestone, license and annual maintenance fees, which are included in research and development expenses of PSMA LLC, totaling approximately $2,100, $200 and $600 for the years ended December 31, 2005, 2006 and 2007, respectively. In addition, in connection with the Company’s acquisition of Cytogen’s interest in PSMA LLC (see Note 12c), Cytogen granted an exclusive license to PSMA LLC, under which PSMA LLC recognized $25 and $38 in license fees for the years ended December 31, 2006 and 2007, respectively. As of December 31, 2007, remaining payments associated with milestones and defined objectives with respect to the agreements referred to below, as well as with respect to the license granted by Cytogen to PSMA LLC, total approximately $78.4 million.

              i. Amgen Fremont, Inc. (formerly Abgenix)

In February 2001, PSMA LLC entered into a worldwide exclusive licensing agreement with Abgenix to use its XenoMouse™ technology for generating fully human antibodies to PSMA LLC’s proprietary PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, non-creditable license fee and is obligated to make additional payments upon the occurrence of defined milestones associated with the development and commercialization program for products incorporating an antibody generated utilizing the XenoMouse technology. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice. PSMA LLC has the right to terminate this agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

              ii. AlphaVax Human Vaccines

              In September 2001, PSMA LLC entered into a worldwide exclusive license agreement with AlphaVax Human Vaccines to use the AlphaVax Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating PSMA LLC ’s proprietary PSMA antigen. In consideration for the license, PSMA LLC paid a nonrefundable, noncreditable license fee and is obligated to make additional payments upon the occurrence of certain defined milestones associated with the development and commercialization program for products incorporating AlphaVax’s system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances that include PSMA LLC ’s failure to achieve milestones; the consent of AlphaVax to revisions to the milestones due dates may not, however, be unreasonably withheld. PSMA LLC has the right to terminate the agreement upon 30 days prior written notice. If not terminated early, this agreement continues until the later of the expiration of the patents relating to AlphaVax’s system or seven years from the first commercial sale of the products developed using AlphaVax’s system. The last of the currently issued patents expire in 2015; patent applications filed in the U.S. and internationally that PSMA LLC has also licensed and patent term extensions may extend the period of PSMA LLC’s license rights, when and if such patent applications are allowed and issued or patent term extensions are granted.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

              iii. Seattle Genetics, Inc.

In June 2005, PSMA LLC entered into a collaboration agreement with Seattle Genetics, Inc. (“SGI”). Under this agreement, SGI provided an exclusive worldwide license to its proprietary antibody-drug conjugate technology (the “ADC Technology”) to PSMA LLC. Under the license, PSMA LLC has the right to use the ADC Technology to link cell-killing drugs to PSMA LLC’s monoclonal antibodies that target prostate-specific membrane antigen. During the initial research term of the agreement, SGI also is required to provide technical information to PSMA LLC related to implementation of the licensed technology, which period may be extended for an additional period upon payment of an additional fee. PSMA LLC may replace prostate-specific membrane antigen with another antigen, subject to certain restrictions, upon payment of an antigen replacement fee. The ADC Technology is based, in part, on technology licensed by SGI from third parties. PSMA LLC is responsible for research, product development, manufacturing and commercialization of all products under the SGI agreement. PSMA LLC may sublicense the ADC Technology to a third party to manufacture the ADC’s for both research and commercial use. PSMA LLC made a technology access payment to SGI upon execution of the SGI agreement and will make additional maintenance payments during its term. In addition, PSMA LLC will make payments upon the achievement of certain defined milestones and will pay royalties to SGI and its licensors, as applicable, on a percentage of net sales, as defined. In the event that SGI provides materials or services to PSMA LLC under the SGI agreement, SGI will receive supply and/or labor cost payments from PSMA LLC at agreed-upon rates. The SGI agreement terminates at the latest of (i) the tenth anniversary of the first commercial sale of each licensed product in each country or (ii) the latest date of expiration of patents underlying the licensed products. PSMA LLC may terminate the SGI agreement upon advance written notice to SGI. SGI may terminate the agreement if PSMA LLC breaches an SGI in-license that is not cured within a specified time period after written notice. In addition, either party may terminate the SGI agreement upon breach by the other party that is not cured within a specified time period after written notice or in the event of bankruptcy of the other party.

d. Consulting Agreements

As part of the Company’s research and development efforts, it enters into consulting agreements with external scientific specialists (“Scientists”). These agreements contain various terms and provisions, including fees to be paid by the Company and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable by the Company. Certain Scientists are members of the Company’s Scientific Advisory Board (the “SAB Members”), including Stephen P. Goff, Ph.D. and David A. Scheinberg, M.D., Ph.D., both of whom are also members of the Company’s Board of Directors. Some Scientists have purchased Common Stock or received stock options which are subject to vesting provisions. The Company has recognized expenses with regard to the consulting agreements of the SAB Members totaling approximately $877, $893 and $1,092 for the years ended December 31, 2005, 2006 and 2007, respectively. Those expenses include the fair value of stock options granted during 2005, 2006 and 2007, which were fully vested at grant date, of approximately $640, $620 and $691, respectively. For the year ended December 31, 2007, those expenses include a portion of restricted stock, granted in 2007, that vested in 2007, of approximately $127. Such amounts of fair value are included in research and development compensation expense for each year presented (see Note 3).

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

b. Research and Development Revenue from PSMA LLC

Amounts received by the Company from PSMA LLC, during the year ended December 31, 2005, as payment for research and development services performed by the Company on behalf of PSMA LLC , and reimbursement of related costs in excess of the initial $3.0 million provided by the Company were recognized as research and development revenue. For the year ended December 31, 2005, such amount totaled approximately $1.0 million. According to the Agreements, the Company was allowed to directly pursue and obtain government grants directed to the conduct of research utilizing PSMA related technologies. In consideration of the Company’s initial incremental capital contribution of $3.0 million of joint venture research expenditures, the Company was permitted to retain $3.0 million of such government grant funding. To the extent that the Company retained grant revenue in respect of work for which it had also been compensated by PSMA LLC, the remainder of the $3.0 million to be retained by the Company was reduced and the Company recorded an adjustment in its financial statements to reduce both joint venture losses and contract revenue from PSMA LLC. Such adjustment was $1,311 for the year ended December 31, 2005 and $3.0 million cumulatively through December 31, 2005. During 2006, prior to the acquisition by the Company of Cytogen’s membership interest in PSMA LLC on April 20, 2006 (see below), the Members had not approved a work plan or budget for 2006 and, therefore, the Company was not reimbursed for its services to PSMA LLC and did not recognize revenue from PSMA LLC. Subsequent to the acquisition, PSMA LLC has become the Company’s wholly owned subsidiary.

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

Subsequent to the Acquisition, PSMA LLC has continued as a wholly owned subsidiary of Progenics. Cytogen has no further involvement or obligations in PSMA LLC or in the PSMA-related research and development conducted by Progenics. The Company no longer recognizes revenue from PSMA LLC or Loss in Joint Venture.

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

Since the acquired intellectual property and license rights relate to research and development projects that, at the acquisition date, had not reached technological feasibility, did not have an identified alternative future use and had not received regulatory approval from the FDA for marketing, at the acquisition date the Company charged $13,209 to research and development expense after consideration of the transaction costs and net tangible assets acquired.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

13. Employee Savings Plan

 The terms of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the “Amended Plan”), among other things, allow eligible employees to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits. The Company has agreed to match 100% of those employee contributions that are equal to 5%-8% of compensation and are made by eligible employees to the Amended Plan (the “Matching Contribution”). In addition, the Company may also make a discretionary contribution each year on behalf of all participants who are non-highly compensated employees. The Company made Matching Contributions of approximately $875, $1,135 and $1,538 to the Amended Plan for the years ended December 31, 2005, 2006 and 2007, respectively. No discretionary contributions were made during those years.

14. Income Taxes

The Company accounts for income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”) “Accounting for Income Taxes.” Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

There is no provision or benefit for federal or state income taxes for the years ended December 31, 2006 or 2007. For the year ended December 31, 2005, although the Company had a pre-tax net loss of $69.2 million, it had taxable income due primarily to the $60 million upfront payment received from Wyeth (see Note 9) and the $18.4 million cash and common stock paid to UR Labs and the Goldberg Distributees (see Note 10), which were treated differently for book and tax purposes. For book purposes, payments made to UR Labs and the Goldberg Distributees were expensed in the period the payments were made. For tax purposes, however, the UR Labs transaction was a tax-free reorganization and will never result in a deduction for tax purposes and the payments to the Goldberg Distributees have been capitalized as an intangible license asset and will be deducted for tax purposes over a fifteen year period. For book purposes, the Company deferred recognition of revenue for the $60 million at December 31, 2005 and is recognizing revenue for that amount over the development period for RELISTOR (expected through the end of 2009). For tax purposes, since cash was received, the $60 million was included in taxable income in 2005.

The Company has completed a calculation, under Internal Revenue Code Section 382, the results of which indicate that past ownership changes will limit utilization of net operating loss carry-forwards (“NOL’s”) in the future. However, the Company had sufficient NOL’s at December 31, 2005 to fully offset 2005 taxable income. The Company, therefore, recognized an income tax provision for the effect of the Federal and state alternative minimum tax at December 31, 2005. Future ownership changes may further limit the future utilization of net operating loss and tax credit carry-forwards as defined by the federal and state tax codes.

Deferred tax assets consist of the following:

	December 31,
	2006	2007
Depreciation and amortization	$6,030	$5,912
R&E tax credit carry-forwards	5,417	8,203
AMT credit carry-forwards	306	306
Net operating loss carry-forwards	55,882	73,792
Deferred revenue	17,171	10,632
Stock compensation	4,162	8,155
Other items	2,930	2,713
	91,898	109,713
Valuation allowance	(91,898)	(109,713)
	$—	$—

The Company does not recognize deferred tax assets considering its history of taxable losses and the uncertainty regarding the Company’s ability to generate sufficient taxable income in the future to utilize these deferred tax assets. The increase in the valuation allowance resulted primarily from the additional net operating loss carry-forwards.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate to the actual effective income tax provision:

	Year Ended December 31,
	2005	2006	2007

U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	(4.9)	(5.8)	(5.6)
Research and experimental tax credit	(1.0)	(6.4)	(4.2)
UR Labs license purchase	5.7
Change in valuation allowance	34.4	43.1	40.8
Other		3.1	3.0
Income tax provision	0.2%	0.0%	0.0%

As of December 31, 2007, the Company had available, for tax return purposes, unused NOL’s of approximately $204.6 million, which will expire in various years from 2018 to 2027, $18.2 million of which were generated from deductions that, when realized, will reduce taxes payable and will increase paid-in-capital.

The Company has reviewed its nexus in various tax jurisdictions and its tax positions related to all open tax years for events that could change the status of its FIN 48 liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. Upon adoption of FIN 48 on January 1, 2007 and during the year ended December 31, 2007, the Company had no unrecognized tax benefits resulting from tax positions during a prior or current period, settlements with taxing authorities or the expiration of the applicable statute of limitations. As of the date of adoption and at December 31, 2007, there were no amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the respective date. As of December 31, 2007, the Company is subject to federal and state income tax in the United States. Open tax years relate to years in which unused net operating losses were generated or, if used, for which the statute of limitation for examination by taxing authorities has not expired. Thus, upon adoption of FIN 48 and at December 31, 2007, the Company’s open tax years extend back to 1995, with the exception of 1997, during which the Company reported net income. No amounts of interest or penalties were recognized in the Company’s Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of FIN 48 or as of and for the year ended December 31, 2007.

In connection with the Company’s adoption of SFAS No. 123(R) on January 1, 2006 (see Note 3), the Company elected to implement the short cut method of calculating its pool of windfall tax benefits. Accordingly, the Company’s pool of windfall tax benefits on January 1, 2006 was zero because it had NOL’s since inception and, therefore, had never recognized any net increases in additional paid-in capital in the Company’s annual financial statements related to tax benefits from stock-based employee compensation during fiscal periods subsequent to the adoption of SFAS No.123 but prior to the adoption of SFAS No.123(R).

The Company’s research and experimental (“R&E”) tax credit carry-forwards of approximately $8.2 million at December 31, 2007 expire in various years from 2008 to 2027. During the year ended December 31, 2007, research and experimental tax credit carry-forwards of approximately $23 expired.

15. Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2005, 2006 and 2007, the Company reported a net loss and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
2005:
Basic and diluted	$(69,429)	20,864	$(3.33)
2006:
Basic and diluted	$(21,618)	25,669	$(0.84)
2007:
Basic and diluted	$(43,688)	27,378	$(1.60)

For the years ended December 31, 2005, 2006 and 2007, potential common shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Years Ended December 31,
	2005		2006		2007
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options and warrants	4,640	$13.08	4,663	$15.13	4,703	$17.56
Restricted stock	204		312		454
Total	4,844		4,975		5,157

16. Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2006 and 2007 are as follows:

	Quarter Ended March 31, 2006 (unaudited)	Quarter Ended June 30, 2006 (unaudited)	Quarter Ended September 30, 2006 (unaudited)	Quarter Ended December 31, 2006 (unaudited)
Revenue	$11,001	$19,122	$17,848	$21,935
Net loss	(2,643)	(14,328)	(2,935)	(1,712)
Net loss per share (basic and diluted)	(0.10)	(0.56)	(0.11)	(0.07)

	Quarter Ended March 31, 2007 (unaudited)	Quarter Ended June 30, 2007 (unaudited)	Quarter Ended September 30, 2007 (unaudited)	Quarter Ended December 31, 2007 (unaudited)
Revenue	$17,637	$25,457	$17,018	$15,534
Net loss	(10,433)	(2,383)	(15,600)	(15,272)
Net loss per share (basic and diluted)	(0.40)	(0.09)	(0.58)	(0.53)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
By:	/s/ PAUL J. MADDON, M.D., PH.D.
Paul J. Maddon, M.D., Ph.D. (Duly authorized officer of the Registrant and Chief Executive Officer, Chief Science Officer and Director)

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ KURT W. BRINER	Co-Chairman	March 17, 2008
Kurt W. Briner
/s/ PAUL F. JACOBSON	Co-Chairman	March 17, 2008
Paul F. Jacobson
/s/ PAUL J. MADDON, M.D., PH.D.	Chief Executive Officer, Chief Science	March 17, 2008
Paul J. Maddon, M.D., Ph.D.	Officer and Director (Principal Executive Officer)
/s/ CHARLES A. BAKER	Director	March 17, 2008
Charles A. Baker
/s/ MARK F. DALTON	Director	March 17, 2008
Mark F. Dalton
/s/ STEPHEN P. GOFF, PH.D.	Director	March 17, 2008
Stephen P. Goff, Ph.D.
/s/ DAVID A. SCHEINBERG, M.D., PH.D.	Director	March 17, 2008
David A. Scheinberg, M.D., Ph.D.
/s/ NICOLE S. WILLIAMS	Director	March 17, 2008
Nicole S. Williams
/s/ ROBERT A. MCKINNEY, CPA	Chief Financial Officer, Senior Vice President,	March 17, 2008
Robert A. McKinney, CPA	Finance & Operations and Treasurer
(Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit
Number *	Description
3.1(14)	Restated Certificate of Incorporation of the Registrant.
3.2(14)	Amended and Restated By-laws of the Registrant.
4.1(1)	Specimen Certificate for Common Stock, $0.0013 par value per share, of the Registrant.
10.1(1)	Form of Registration Rights Agreement.
10.2(1)	1989 Non-Qualified Stock Option Plan‡
10.3(1)	1993 Stock Option Plan, as amended‡
10.4(1)	1993 Executive Stock Option Plan‡
10.5(3)	Amended and Restated 1996 Stock Incentive Plan‡
10.6(14)	2005 Stock Incentive Plan‡
10.6.1(10)	Form of Non-Qualified Stock Option Award Agreement‡
10.6.2(10)	Form of Restricted Stock Award Agreement‡
10.6.3(16)	Amended 2005 Stock Incentive Plan ‡
10.7(15)	Form of Indemnification Agreement‡
10.8	Employment Agreement, dated December 31, 2007, between the Registrant and Dr. Paul J. Maddon‡
10.9(1)	Letter dated August 25, 1994 between the Registrant and Dr. Robert J. Israel‡
10.10(8)	Amended 1998 Employee Stock Purchase Plan‡
10.11(8)	Amended 1998 Non-qualified Employee Stock Purchase Plan‡
10.13(1)†	QS-21 License and Supply Agreement, dated August 31, 1995, between the Registrant and Cambridge Biotech Corporation, a wholly owned subsidiary of bioMerieux, Inc.
10.14(1)†
License Agreement, dated March 1, 1989, between the Registrant and the Trustees of Columbia University, as amended by a Letter Agreement dated March 1, 1989 and as amended by a Letter Agreement dated October 22, 1996.

10.15(5)	Amended and Restated Sublease, dated June 6, 2000, between the Registrant and Crompton Corporation.
10.16(2)†	Development and License Agreements, dated April 30, 1999, between Protein Design Labs, Inc. and the Registrant.
10.16.1(11)	Letter Agreement, dated November 24, 2003, relating to the Development and License Agreement between Protein Design Labs, Inc. and the Registrant.
10.17(2)†	PSMA/PSMP License Agreement dated June 15, 1999, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC
10.18(4)	Director Stock Option Plan‡
10.19(6)†	Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.19.1(9)	Amendment to Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.20(7)	Research and Development Contract, dated September 26, 2003, between the National Institutes of Health and the Registrant.
10.21(7)	Agreement of Lease, dated September 30, 2003, between Eastview Holdings LLC and the Registrant.
10.22(7)	Letter Agreement, dated October 23, 2003, amending Agreement of Lease between Eastview Holdings LLC and the Registrant.
10.23(11)	Summary of Non-Employee Director Compensation‡
10.24(12) †
License and Co-Development Agreement, dated December 23, 2005, by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc. and Wyeth-Ayerst Lederle, Inc. and the Registrant and Progenics Pharmaceuticals Nevada, Inc.

10.25(12) †
Option and License Agreement, dated May 8, 1985, by and between the University of Chicago and UR Labs, Inc., as amended by the Amendment to Option and License Agreement, dated September 17, 2005, by and between the University of Chicago and UR Labs, Inc., by the Second Amendment to Option and License Agreement, dated March 3, 1989, by and among the University of Chicago, ARCH Development Corporation and UR Labs, Inc. and by the Letter Agreement Related to Progenics’ RELISTOR In-License dated, December 22, 2005, by and among the University of Chicago, acting on behalf of itself and ARCH Development Corporation, the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Wyeth, acting through its Wyeth Pharmaceuticals Division.

10.26(13)	Membership Interest Purchase Agreement, dated April 20, 2006, between the Registrant Inc. and Cytogen Corporation.
10.27(13) †	Amended and Restated PSMA/PSMP License Agreement, dated April 20, 2006, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC.
10.28(17)
Consulting Agreement, dated May 1, 1995, between Active Biotherapies, Inc. and Dr. David A. Scheinberg, M.D., Ph.D., as amended on June 13, 1995, as assigned to the Registrant, and as amended on January 1, 2001‡

21.1	Subsidiaries of the Registrant.

E-1

Exhibit
Number	Description

23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
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

*	Exhibits footnoted as previously filed have been filed as an exhibit to the document of the Registrant referenced in the footnote below, and are incorporated by reference herein.

(1)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.

(2)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-120508.

(4)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(6)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.

(8)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-143671.

(9)	Previously filed in Current Report on Form 8-K filed on September 20, 2004.

(10)	Previously filed in Current Report on Form 8-K filed on June 29, 2005.

(11)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2004.

(12)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2005.

(13)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006.

(14)	Previously filed in Current Report on Form 8-K filed on May 13, 2005.

(15)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007.

(16)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-143670.

(17)	Previously filed in Annual Report on Form 10-K/A for the year ended December 31, 2006.

†	Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.

‡	Management contract or compensatory plan or arrangement.

E-2