Form 10-Q
period 2008-03-31
PROGENICS PHARMACEUTICALS INC
filed 2008-05-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
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
Yes ☐  No ☒

As of May 7, 2008 there were 30,021,933 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I —    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$25,985	$10,423
Marketable securities	79,657	120,000
Accounts receivable	1,607	1,995
Other current assets	3,378	3,111
Total current assets	110,627	135,529
Marketable securities	49,326	39,947
Fixed assets, at cost, net of accumulated depreciation and amortization	13,194	13,511
Restricted cash	553	552
Total assets	$173,700	$189,539

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$12,696	$14,765
Deferred revenue — current	16,135	17,728
Other current liabilities	57	57
Total current liabilities	28,888	32,550
Deferred revenue —long term	6,626	9,131
Other liabilities	336	359
Total liabilities	35,850	42,040
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding—none
Common stock, $.0013 par value; 40,000,000 shares authorized; issued and outstanding— 29,908,993 in 2008 and 29,753,820 in 2007	39	39
Additional paid-in capital	406,950	401,500
Accumulated deficit	(269,531)	(254,046)
Accumulated other comprehensive income	392	6
Total stockholders’ equity	137,850	147,499
Total liabilities and stockholders’ equity	$173,700	$189,539

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
Revenues:
Research and development from collaborator	$12,110	$15,499
Research grants and contracts	2,613	2,119
Product sales	39	19
Total revenues	14,762	17,637

Expenses:
Research and development	22,790	22,421
License fees — research and development	1,149	750
General and administrative	7,152	6,276
Depreciation and amortization	1,114	492
Total expenses	32,205	29,939
Operating loss	(17,443)	(12,302)

Other income:
Interest income	1,958	1,869
Total other income	1,958	1,869

Net loss	$(15,485)	$(10,433)

Net loss per share - basic and diluted	$(0.52)	$(0.40)
Weighted-average shares - basic and diluted	29,834	26,365

The accompanying notes are an integral part of these condensed financial statements.

.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Total	Comprehensive (Loss)
Balance at December 31, 2007	29,754	$39	$401,500	$(254,046)	$6	$147,499
Compensation expense for vesting of share-based payment arrangements			3,912			3,912
Issuance of restricted stock, net of forfeitures	(2)
Sale of common stock under employee stock purchase plans and exercise of stock options	157		1,538			1,538
Net (loss)				(15,485)		(15,485)	$(15,485)
Net change in unrealized gain on marketable securities					386	386	386
Balance at March 31, 2008	29,909	$39	$406,950	$(269,531)	$392	$137,850	$(15,099)

The accompanying notes are an integral part of these condensed financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(15,485)	$(10,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,114	492
Amortization of discounts, net of premiums, on marketable securities	95	(49)
Noncash expenses incurred in connection with vesting of share-based compensation awards	3,912	2,948
Changes in assets and liabilities:
Decrease in accounts receivable	388
(Increase) decrease in other current assets	(267)	346
(Decrease) increase in accounts payable and accrued expenses	(2,069)	1,133
Decrease in deferred revenue	(4,098)	(5,272)
(Decrease) increase in deferred lease liability	(23)	1
Net cash used in operating activities	(16,433)	(10,834)
Cash flows from investing activities:
Capital expenditures	(797)	(1,067)
Sales of marketable securities	63,055	69,439
Purchase of marketable securities	(31,800)	(52,050)
Increase in restricted cash	(1)	(2)
Net cash provided by investing activities	30,457	16,320
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of Common Stock under the Employee Stock Purchase Plans	1,538	2,804
Net cash provided by financing activities	1,538	2,804
Net increase in cash and cash equivalents	15,562	8,290
Cash and cash equivalents at beginning of period	10,423	11,947
Cash and cash equivalents at end of period	$25,985	$20,237

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

The Company was incorporated in Delaware on December 1, 1986 and commenced principal operations in late 1988. Currently, all of the Company’s operations are conducted at the Company’s facilities in Tarrytown, New York. The Company’s chief operating decision maker reviews financial analyses and forecasts relating to all of the Company’s research programs as a single unit and allocates resources and assesses performance of such programs as a whole. The Company operates under a single research and development segment.

The Company’s lead product is RELISTOR™ (methylnaltrexone bromide). On April 24, 2008 RELISTOR subcutaneous injection was approved by the U.S. Food and Drug Administration (FDA) for sale in the United States for the treatment of opioid-induced constipation (OIC) in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. Progenics’ collaboration partner, Wyeth Pharmaceuticals (“Wyeth”), plans to launch the sale of RELISTOR subcutaneous injection in the United States in June 2008.

RELISTOR subcutaneous injection received marketing approval from Health Canada in March 2008 for the treatment of OIC in patients with advanced illness receiving palliative care. A launch of RELISTOR subcutaneous injection sales in Canada is planned by Wyeth for June 2008.

A Positive Opinion for RELISTOR subcutaneous injection was received on April 24, 2008 from the Committee for Medicinal Products for Human Use (CHMP), the scientific committee of the European Medicines Agency (EMEA), for the treatment of opioid-induced constipation in advanced illness patients who are receiving palliative care when response to usual laxative therapy has not been sufficient. Final action by the European Commission on the marketing application to the EMEA is expected by mid-2008.

Marketing applications for RELISTOR subcutaneous injection are also pending in Australia and other countries.

Development and commercialization of RELISTOR is being conducted under a license and co-development agreement (“Collaboration Agreement”) between the Company and Wyeth. Under that agreement, the Company (i) has received an upfront payment from Wyeth, (ii) has received, and is entitled to receive further, additional payments as certain developmental milestones for RELISTOR are achieved, (iii) has been and will be reimbursed by Wyeth for expenses the Company incurs in connection with the development of RELISTOR under an agreed-upon development plan and (iv) will receive royalties and commercialization milestone payments. These payments will depend on the successful development and commercialization of RELISTOR, which are in turn dependent on the actions of Wyeth and the FDA and other regulatory bodies, as well as the outcome of clinical and other testing of RELISTOR. Many of these matters are outside the control of the Company. Manufacturing and commercialization expenses for RELISTOR will be funded by Wyeth.

In May 2007, the Company earned $9.0 million in milestone payments under its Collaboration Agreement with Wyeth for having made filings seeking marketing approval for RELISTOR subcutaneous injection in the U.S. and Europe. In April 2008, the Company earned a $15.0 million milestone payment for the FDA approval of subcutaneous RELISTOR.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
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

The Company has had recurring losses. At March 31, 2008, the Company had an accumulated deficit of $269.5 million and had cash, cash equivalents and marketable securities, including non-current portion, totaling $155.0 million. The Company expects that cash, cash equivalents and marketable securities at March 31, 2008 will be sufficient to fund current operations beyond one year. During the three months ended March 31, 2008, the Company had a net loss of $15.5 million and used cash in operating activities of $16.4 million.

On April 24, 2008, Progenics announced that its Board of Directors had approved a share repurchase program to acquire up to $15 million of its outstanding common shares, funding for which will come from the $15 million milestone payment the Company will receive from Wyeth for receiving U.S. marketing approval for RELISTOR. Purchases under the program will be made at the Company’s discretion subject to market conditions in the open-market or otherwise, and will be made in accordance with the regulations of the U.S. Securities and Exchange Commission, including Rule 10b-18. The Company has made no commitment to purchase any shares and purchases may be discontinued at any time. Reacquired shares will be held in treasury until redeployed or retired.

Pending use in its business, the Company’s revenues and proceeds of financing activities are held in cash, cash equivalents and marketable securities. Its marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities, are classified as available for sale.

The interim Condensed Consolidated Financial Statements of the Company included in this report have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of the Company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals, necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. All terms used but not defined elsewhere herein have the meaning ascribed to them in that Annual Report. The year end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

2. Share-Based Payment Arrangements

On January 1, 2007, the Company began to estimate the expected term of stock options granted to employees and officers and directors by using historical data for each of those two groups. The expected term for options granted to the two groups mentioned above was 5.33 and 8 years, respectively in 2008 and 5.25 and 7.5 years, respectively in 2007. The expected term for stock options granted to non-employee consultants was ten years, which was equal to the contractual term of those options. The expected volatility of stock options granted to each group was calculated based upon the periods of the respective expected terms. The Company has never paid dividends and does not expect to pay dividends in the future. Therefore, the Company’s dividend rate is zero. The risk-free rate for periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

The assumptions used by the Company in the Black-Scholes option pricing model to estimate the grant date fair values of stock options granted under the Plans during the three months ended March 31, 2008 and 2007 were as follows:

	For the Three Months Ended March 31,
	2008	2007

Expected volatility	66% – 90%	55% – 89%
Expected dividends	zero	zero
Expected term (in years)	5.33 – 10	5.25 – 10
Weighted average expected term (years)	5.58	9.0
Risk-free rate	3.08% – 3.71%	4.4% – 4.5%

During the three months ended March 31, 2008 and 2007, the fair value of shares purchased under the Purchase Plans was estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” using the same option valuation model used for options granted under the Plans, except that the assumptions noted in the following table were used for the Purchase Plans:

	For the Three Months Ended March 31,
	2008	2007

Expected volatility	154%	40%
Expected dividends	zero	zero
Expected term	6 months	6 months
Risk-free rate	2.74%	5.1%

The total fair value of shares under all of the Company’s share-based payment arrangements that vested during the three months ended March 31, 2008 and 2007 was $3.9 million and $2.9 million, respectively; $2.0 million and $1.6 million, respectively, of which was reported as research and development expense and $1.9 million and $1.3 million, respectively, of which was reported as general and administrative expense.

No tax benefit was recognized related to such compensation cost during the three months ended March 31, 2008 and 2007 because the Company had a net loss for each of those periods and the related deferred tax assets were fully offset by valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three months ended March 31, 2008 and 2007.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. The Company incurred a net loss for the three months ended March 31, 2008 and 2007 and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for each of those periods. The Company has made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculation, excluding the impact of pro forma deferred tax assets. This policy decision will apply when the Company has net income.

3. Fair Value Measurements

The Company’s available-for-sale investment portfolio consists of marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities, and is recorded at fair value in the accompanying Condensed Consolidated Balance Sheets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The change in the fair value of these investments is recorded as a component of other comprehensive income.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

Investments consisted of the following:

	March 31, 2008	December 31, 2007
Short-term
Commercial paper	$78,832	$81,170
Auction rate securities	825	38,830
Total short-term investments	79,657	120,000

Long-term
Commercial paper	42,409	39,947
Auction rate securities	6,917	-
Total long-term investments	49,326	39,947
Total investments	$128,983	$159,947

The Company adopted FASB Statement No. 159 (“FAS 159”) “The Fair Value Option of Financial Assets and Financial Liabilities” effective January 1, 2008, which provides companies with an option to report certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company has elected not to apply the fair value option to any of its assets or liabilities.

The Company also adopted FASB Statement No. 157 (“FAS 157”) “Fair Value Measurements” effective January 1, 2008 for financial assets and financial liabilities. FAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” the Company will defer the adoption of FAS 157 for its nonfinancial assets and nonfinancial liabilities, until January 1, 2009. The Company is currently evaluating the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities, and the adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.  The partial adoption of FAS 157 did not have a material impact on the Company’s fair value measurements.

FAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”). The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

•	Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical securities.

•
Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2008 classified by the SFAS No. 157 valuation hierarchy (as discussed above):

	Balance at March 31, 2008	Fair Value Measurements at Reporting Date Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$22,192	$22,192	$-	$-
Commercial paper	121,241	-	121,241	-
Auction rate securities	7,742	-	-	7,742

Total	$151,175	$22,192	$121,241	$7,742

                At March 31, 2008 the company holds $7.7 million in auction rate securities that were originally issued with Aaa/AAA credit ratings. Auction rate securities are collateralized long-term instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for certain of the Company's auction rate securities because sell orders exceeded buy orders, and the Company was unable to dispose of those securities at auction. The funds associated with these failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the security, the security matures and is paid or a buyer outside the auction process emerges. The fair value of the auction rate securities we hold, includes $4.0 million of securities collateralized by student loan obligations subsidized by the U.S. government, $1.8 million of municipal bonds and $1.9 million of investment company preferred stock, and do not include mortgage-backed instruments. As of March 31, 2008, Progenics has received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to the contractual terms in the governing instrments.

Progenics continues to monitor the market for auction rate securities and consider its effect (if any) on the fair market value of its investments. If market conditions do not recover, the Company may be required to record additional impairment charges in 2008. Progenics believes it will have the ability to hold any auction rate securities for which auctions fail until the market recovers. It does not anticipate having to sell these securities in order to operate its business. The Company does not believe the carrying values of these auction rate securities are permanently impaired and therefore expects the positions will eventually be liquidated without significant loss.

The valuation of these securities is based on Level 3 unobservable inputs which consist of recommended fair values based on internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. As a result of the estimated fair value, the Company has determined a temporary impairment in the valuation of these securities of $0.4 million which is reflected as a part of other comprehensive income on its balance sheet. These securities are held "available for sale" in conformity with FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” and the unrealized loss is included in other comprehensive income in the current period. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, the Company has classified $6.9 million of these auction rate securities as long-term assets on its balance sheet. The Company has classified the remaining $0.8 million as short-term securities, as an auction rate security was redeemed at par by the issuer in April 2008.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

For those financial instruments with significant Level 3 inputs, the following table summarizes the activity for the period by investment type:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities	Total

Beginning Balance	$-	$-
Transfers in to Level 3	8,150	8,150
Total realized/unrealized losses
Included in earnings	-	-
Included in comprehensive income	(408)	(408)
Purchases, issuances and settlements	-	-
Ending Balance	$7,742	$7,742
Total amount of unrealized losses for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$(408)	$(408)

4. Prepaid Research and Development

On January 1, 2008, the Company adopted Emerging Issues Task Force Issue 07-3 (“EITF 07-3”) “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Prior to January 1, 2008, under FASB Statement No. 2, “Accounting for Research and Development Costs,” non-refundable advance payments for future research and development activities for materials, equipment, facilities and purchased intangible assets that had no alternative future use were expensed as incurred. Beginning in the quarter ended March 31, 2008, the Company has been capitalizing such non-refundable advance payments and expensing them as the goods are delivered or the related services are performed. EITF 07-3 applies to new contracts entered into after the effective date of January 1, 2008. The impact of applying EITF 07-3 did not have a material impact on the financial position or results of operations for the quarter ended March 31, 2008.

5. Accounts Receivable

	March 31, 2008	December 31, 2007
National Institutes of Health	$1,589	$1,956
Other	18	39
Total	$1,607	$1,995

6.  Accounts Payable and Accrued Expenses

	March 31, 2008	December 31, 2007
Accounts payable	$1,328	$1,158
Accrued consulting and clinical trial costs	8,452	10,848
Accrued payroll and related costs	1,438	1,489
Legal and professional fees	1,478	1,127
Other	0	143
Total	$12,696	$14,765

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

7.  Revenue Recognition

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

The Company has assessed the nature of its involvement with the Committees. The Company’s involvement in the Steering and Development Committees is one of several obligations to develop the subcutaneous and intravenous formulations of RELISTOR through regulatory approval in the U.S. The Company has combined the committee obligations with the other development obligations and is accounting for these obligations during the development phase as a single unit of accounting. After the period during which Progenics has developmental responsibilities, however, the Company has assessed that the nature of its involvement with the Committees will be a right, rather than an obligation. The Company’s assessment is based upon the fact the Company negotiated to be on the Committees as an accommodation for its granting of the license for RELISTOR to Wyeth. Wyeth has been granted by the Company an exclusive license (even as to the Company) to the technology and know-how regarding RELISTOR and has been assigned the agreements for the manufacture of RELISTOR by third parties. During that period, the activities of the Committees will be focused on Wyeth’s development and commercialization obligations.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

Wyeth granted to Progenics an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the products developed under the Collaboration Agreement, subject to certain conditions. The Company may exercise this option on an annual basis.  The Company has not exercised the option in connection with the initial commercialization of RELISTOR, and as of March 31, 2008 has not determined when it will exercise it, if at all. The extent of the Company’s co-promotion activities and the fee that the Company will be paid by Wyeth for these activities will be established if, as and when the Company exercises its option. Wyeth will record all sales of products worldwide (including those sold by the Company, if any, under a Co-Promotion Agreement). Wyeth may terminate any Co-Promotion Agreement if a top 15 pharmaceutical company acquires control of Progenics. Progenics’ potential right to commercialize any product, including its Co-Promotion Option, is not essential to the usefulness of the already delivered products or services (i.e., Progenics’ development obligations) and Progenics’ failure to fulfill its co-promotion obligations would not result in a full or partial refund of any payments made by Wyeth to Progenics or reduce the consideration due to Progenics by Wyeth or give Wyeth the right to reject the products or services previously delivered by Progenics.

The Company is recognizing revenue in connection with the Collaboration Agreement under the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition” and will apply the Substantive Milestone Method. In accordance with the Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables,” all of the Company’s deliverables under the Collaboration Agreement, consisting of granting the license for RELISTOR, transfer of supply contracts with third party manufacturers of RELISTOR, transfer of know-how related to RELISTOR development and manufacturing, and completion of development for the subcutaneous and intravenous formulations in the U.S., represent one unit of accounting since none of those components have standalone value to Wyeth prior to regulatory approval of at least one product; that unit of accounting comprises the development phase, through regulatory approval, for the subcutaneous and intravenous formulations in the U.S.

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

The amounts of the upfront license payment that the Company recognized as revenue for each fiscal quarter prior to the third quarter of 2007 were based upon several revised approved budgets, although the revisions to those budgets did not materially affect the amounts of revenue recognized in those periods. During the third quarter of 2007, however, the estimate of the Company’s total remaining effort to complete its development obligations was increased significantly based upon a revised development budget approved by both the Company and Wyeth. As a result, the period over which the Company’s obligations will extend, and over which the upfront payment will be amortized, was extended from the end of 2008 to the end of 2009. Consequently, the amount of revenue recognized from the upfront payment in the first quarter of 2008 declined relative to that in the comparable period of 2007.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

Beginning in January 2006, costs for the development of RELISTOR incurred by Wyeth or the Company are being paid by Wyeth. Wyeth has the right once annually to engage an independent public accounting firm to audit expenses for which the Company has been reimbursed during the prior three years. If the accounting firm concludes that any such expenses have been understated or overstated, a reconciliation will be made. The Company is recognizing as research and development revenue from collaborator, amounts received from Wyeth for reimbursement of the Company’s development expenses for RELISTOR as incurred under the development plan agreed to between the Company and Wyeth. In addition to the upfront payment and reimbursement of the Company’s development costs, Wyeth has made or will make the following payments to the Company: (i) development and sales milestones and contingent payments, consisting of defined non-refundable, non-creditable payments, totaling $356.5 million, including clinical and regulatory events and combined annual worldwide net sales, as defined, and (ii) sales royalties during each calendar year during the royalty period, as defined, based on certain percentages of net sales in the U.S. and worldwide. Upon achievement of defined substantive development milestones by the Company for the subcutaneous and intravenous formulations in the U.S., the milestone payments will be recognized as revenue. Recognition of revenue for developmental contingent events related to the subcutaneous and intravenous formulations outside the U.S. and for the oral formulation, which are the responsibility of Wyeth, will be recognized as revenue when Wyeth achieves those events, if they occur subsequent to completion by the Company of its development obligations, since Progenics would have no further obligations related to those products. Otherwise, if Wyeth achieves any of those events before the Company has completed its development obligations, recognition of revenue for the Wyeth contingent events will be recognized over the period from the effective date of the Collaboration Agreement to the completion of the Company’s development obligations. All sales milestones and royalties will be recognized as revenue when earned.

During the three months ended March 31, 2008 and 2007, the Company recognized $3.2 million and $5.0 million, respectively, of revenue from the $60 million upfront payment and $8.9 million and $10.5 million, respectively, as reimbursement for its out-of-pocket development costs, including its labor costs. In March 2007, the Company earned $9.0 million in milestone payments upon the submission and approval for review of applications for marketing in the U.S. and European Union of the subcutaneous formulation of RELISTOR in patients receiving palliative care. The Company considered those milestones to be substantive based on (i) the significant degree of risk, at the inception of the Collaboration Agreement, related to the conduct and successful completion of clinical trials and, therefore, of not achieving the milestones; (ii) the amount of the payment received relative to the significant costs incurred since inception of the Collaboration Agreement and amount of effort expended to achieve the milestones; and (iii) the passage of ten and seventeen months, respectively, from inception of the Collaboration Agreement to the achievement of those milestones. Therefore, the Company recognized the milestone payments as revenue in the respective periods in which the milestones were earned. As of March 31, 2008, relative to the $60 million upfront license payment received from Wyeth, the Company has recorded $14.9 million as short-term deferred revenue and $6.6 million as long-term deferred revenue, which is expected to be recognized as revenue through 2009. In addition, at March 31, 2008, the Company recorded $1.2 million of short term deferred revenue related to payments we have received from Wyeth for development costs.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

8. Net Loss Per Share

The Company’s basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the respective periods. For the three months ended March 31, 2008 and 2007, the Company reported a net loss and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended March 31, 2008
Basic and Diluted	$(15,485)	29,834	$(0.52)
Three months ended March 31, 2007
Basic and Diluted	$(10,433)	26,365	$(0.40)

For the three months ended March 31, 2008 and 2007, potential common shares, which have been excluded from diluted per share amounts because their effect would have been anti-dilutive, include the following:

	Three Months Ended March 31,
	2008		2007
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Stock options	4,726	$18.12	4,689	$16.77
Nonvested shares	525		395
Total	5,251		5,084
9.  Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company’s comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. For the three months ended March 31, 2008 and 2007, the components of comprehensive loss were:

	Three Months Ended March 31,
	2008	2007
Net loss	$(15,485)	$(10,433)
Change in net unrealized gain on marketable securities	386	79
Comprehensive loss	$(15,099)	$(10,354)

10.  Commitments and Contingencies

In the ordinary course of its business, the Company enters into agreements with third parties that include indemnification provisions which, in its judgment, are normal and customary for companies in its industry sector. These agreements are typically with business partners, clinical sites and suppliers. Pursuant to these agreements, the Company generally agrees to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by the indemnified parties with respect to the Company’s products or product candidates, use of such products or other actions taken or omitted by the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is not limited. The Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of liabilities relating to these provisions is minimal. Accordingly, the Company has no liabilities recorded for these provisions as of March 31, 2008.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

11.   Impact of Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 (“FAS 161”) “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133,” which is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not expect the impact of the adoption of FAS 161 to have a material effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not statements of historical fact may be forward-looking statements. When we use the words ‘anticipates,’ ‘plans,’ ‘expects’ and similar expressions, it is identifying forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or industry results, to be materially different from any expected future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the risks associated with our dependence on Wyeth to fund and to conduct clinical testing, to make certain regulatory filings and to manufacture and market products containing methylnaltrexone, the uncertainties associated with product development, the risk that clinical trials will not commence, proceed or be completed as planned, the risk that our product candidates will not receive marketing approval from regulators, the risks and uncertainties associated with the dependence upon the actions of our corporate, academic and other collaborators and of government regulatory agencies, the risk that our licenses to intellectual property may be terminated because of our failure to have satisfied performance milestones, the risk that product candidates that appear promising in early clinical trials are later found not to work effectively or are not safe, the risk that we may not be able to manufacture commercial quantities of our products, the risk that our products, if approved for marketing, do not gain sufficient market acceptance to justify development and commercialization costs, the risk that we will not be able to obtain funding necessary to conduct our operations, the uncertainty of future profitability and other factors set forth more fully in our Annual Report on Form 10-K for the year ended December 31, 2007 and in this Form 10-Q, including those described under the caption Risk Factors, and other periodic filings with the U.S. Securities and Exchange Commission, or SEC, to which investors are referred for further information.

We do not have a policy of updating or revising forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Form 10-Q as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Overview

General

We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward gastroenterology, virology and oncology. We commenced principal operations in late 1988, and since that time we have been engaged primarily in research and development efforts, development of our manufacturing capabilities, establishment of corporate collaborations and raising capital. We do not currently derive revenue from any commercial products. In order to commercialize the principal products that we have under development, we have been and continue to be required to address a number of technological and clinical challenges and comply with comprehensive regulatory requirements.

Gastroenterology

Our lead product is RELISTOR™ (methylnaltrexone bromide). On April 24, 2008 RELISTOR subcutaneous injection was approved by the U.S. Food and Drug Administration (“FDA”) for sale in the United States for the treatment of opioid-induced constipation (“OIC”) in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. Our collaboration partner, Wyeth Pharmaceuticals (“Wyeth”), plans to launch the sale of RELISTOR subcutaneous injection in the United States in June 2008.

RELISTOR subcutaneous injection received marketing approval from Health Canada in March 2008 for the treatment of OIC in patients with advanced illness receiving palliative care. A launch of RELISTOR subcutaneous injection sales in Canada is planned by Wyeth for June 2008.

A Positive Opinion for RELISTOR subcutaneous injection was received on April 24, 2008 from the Committee for Medicinal Products for Human Use (“CHMP”), the scientific committee of the European Medicines Agency (“EMEA”), for the treatment of opioid-induced constipation in advanced illness patients who are receiving palliative care when response to usual laxative therapy has not been sufficient.  Final action by the European Commission on the marketing application to the EMEA is expected by mid-2008.

Marketing applications for RELISTOR subcutaneous injection are also pending in Australia and other countries.

Development and commercialization of RELISTOR is being conducted under a license and co-development agreement (“Collaboration Agreement”) between us and Wyeth. Under that agreement, we (i) have received an upfront payment from Wyeth, (ii) have received, and are entitled to receive further, additional payments as certain developmental milestones for RELISTOR are achieved, (iii) have been and will be reimbursed by Wyeth for expenses we incur in connection with the development of RELISTOR under an agreed-upon development plan and (iv) will receive royalties and commercialization milestone payments.  These payments will depend on the successful development and commercialization of RELISTOR, which are in turn dependent on the actions of Wyeth and the FDA and other regulatory bodies, as well as the outcome of clinical and other testing of RELISTOR. Many of these matters are outside our control. Manufacturing and commercialization expenses for RELISTOR will be funded by Wyeth.

In May 2007, we earned $9.0 million in milestone payments under our Collaboration Agreement with Wyeth for having made filings seeking marketing approval for RELISTOR subcutaneous injection in the U.S. and Europe. In April 2008, we earned a $15.0 million milestone payment for the FDA approval of subcutaneous RELISTOR.

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

We and Wyeth are also developing an oral formulation of RELISTOR for the treatment of OIC in patients with chronic pain.

In March 2007, Wyeth began clinical testing of a new oral formulation of methylnaltrexone for the treatment of OIC, and in July 2007 we and Wyeth announced positive preliminary results from this phase 1 clinical trial. In October 2007, we and Wyeth announced the initiation of two four-week phase 2 clinical trials to evaluate daily dosing of this formulation and a different oral formulation in individuals with chronic, non-malignant pain who are being treated with opioids and are experiencing OIC. These studies are designed to evaluate these oral formulations separately. We and Wyeth plan to assess the safety and dose-response of oral methylnaltrexone as measured by the occurrence of spontaneous bowel movements during the treatment period. We expect the studies to assist in determining the formulation and doses to be advanced into phase 3 studies.

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

Virology

In the area of virology, we are developing viral-entry inhibitors for Human Immunodeficiency Virus (“HIV”), the virus that causes AIDS, and Hepatitis C virus infection (“HCV”). These inhibitors are molecules designed to inhibit a virus’ ability to enter certain types of immune cells and liver cells. In May 2007, we announced positive results from a phase 1b trial of an intravenous formulation of our monoclonal antibody, PRO 140, in HIV-infected individuals. We are also investigating a subcutaneous formulation of PRO 140 with the goal of developing a long-acting, self-administered therapy for HIV infection. In January 2008, we initiated the phase 2 clinical program for PRO 140, which will involve both the intravenous and subcutaneous formulations. We are also engaged in research regarding a vaccine against HIV infection.

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

Results of Operations (amounts in thousands)

Revenues:

Our sources of revenue during the three months ended March 31, 2008 and 2007 included our collaboration with Wyeth, which was effective on January 1, 2006, our research grants and contracts from the NIH and, to a small extent, our sale of research reagents.

	Three Months Ended March 31,
Sources of Revenue	2008	2007	Percent Change

Research from collaborator	$ 12,110	$ 15,499	(22%)
Research grants and contract	2,613	2,119	23%
Product sales	39	19	105%
Total	$ 14,762	$ 17,637	(16%)

Research revenue from collaborator

Research revenue from collaborator relates to our Collaboration Agreement with Wyeth. During the three months ended March 31, 2008 and 2007, we recognized $12,110 and $15,499, respectively, of revenue from Wyeth, including $3,234 and $4,988, respectively, of the $60,000 upfront payment we received upon entering into our collaboration in December 2005 and $8,876 and $10,511, respectively, as reimbursement of our development expenses, including our labor costs. From the inception of the Collaboration Agreement through March 31, 2008, we recognized $38,443 of revenue from the $60,000 upfront payment, $83,537 as reimbursement for our out-of-pocket development costs, including our labor costs and a total of $14,000 for non-refundable milestone payments.

We recognize a portion of the upfront payment in a reporting period in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations in that period relative to total effort expected for all of our performance obligations under the arrangement, as reflected in the most recent development plan and budget approved by Wyeth and us. During the third quarter of 2007, a revised budget was approved, which extended our performance period to the end of 2009 and, thereby, decreased the amount of revenue we are recognizing in each reporting period. As a result, the amount of revenue recognized from the upfront payment in the first quarter of 2008 declined by $1,754 as compared to the first quarter of 2007.

Reimbursement of development costs, including our labor costs, is recognized as revenue as the costs are incurred under the development plan agreed to by us and Wyeth. Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved in achieving the milestone, (iv) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (v) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment. We have analyzed the facts and circumstances of the three milestones achieved since inception of the Collaboration Agreement with Wyeth and believe that they met those criteria for revenue recognition upon achievement of the respective milestones. See Critical Accounting Policies –Revenue Recognition, below.

Research grants and contract

Revenues from research grants and contract from the NIH increased to $2,613 for the three months ended March 31, 2008 from $2,119 for the three months ended March 31, 2007; $2,093 and $1,296 from grants and $520 and $823 from the contract awarded to us by the NIH in September 2003 (the “NIH Contract”) for the three months ended March 31, 2008 and 2007, respectively. The increase in grant revenue resulted from fewer reimbursable expenses in 2007 than in 2008 on new and continuing grants. Offsetting this increase was decreased activity under the NIH Contract. The NIH Contract provides for the development of a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under the NIH Contract provides for pre-clinical research, development and early clinical testing. These funds are being used principally in connection with our ProVax HIV vaccine program. The NIH Contract originally provided for up to $28.6 million in funding to us, subject to annual funding approvals and compliance with its terms, over five years. The total of our approved award under the NIH Contract through September 2008 is $15.5 million. Funding under this contract includes the payment of an aggregate of $1.6 million in fees, subject to achievement of specified milestones. Through March 31, 2008, we had recognized revenue of $13.8 million from this contract, including $180,000 for the achievement of two milestones. We have recently been informed by the NIH that it has decided not to fund this Contract beyond September 2008. To continue to develop the HIV vaccine after that time, therefore, we will need to provide funding on our own or obtain new governmental or other funding. If we choose not to provide our own or cannot secure governmental or other funding, we will discontinue this project.

Product sales

Revenues from product sales increased to $39 for the three months ended March 31, 2008 from $19 for the three months ended March 31, 2007. We received more orders for research reagents during 2008.

Expenses:

Research and Development Expenses:

Research and development expenses include scientific labor, supplies, facility costs, clinical trial costs, product manufacturing costs and license fees. Research and development expenses increased to $23,939 for the three months ended March 31, 2008 from $23,171 for the three months ended March 31, 2007, as follows:

	Three Months Ended March 31,
	2008	2007	Percent Change

Salaries and benefits (cash)	$6,559	$5,524	19%

The increase was due to company-wide compensation increases and an increase in average headcount to 200 from 180 for the three months ended March 31, 2008 and 2007, respectively, in the research and development, manufacturing and clinical departments.

	Three Months Ended March 31,
	2008	2007	Percent Change

Share-based compensation (non-cash)	$2,012	$1,615	25%

The amount of non-cash compensation expense increases/decreases commensurate with headcount levels and is expected to fluctuate in the future as such levels change. (See Critical Accounting Policies − Share-Based Payment Arrangements, below).

	Three Months Ended March 31,
	2008	2007	Percent Change

Clinical trial costs	$4,863	$4,649	5%

Increase primarily related to HIV ($769) and RELISTOR ($363), due to increased PRO 140 and methylnaltrexone clinical trial activities in the 2008 period, respectively. These increases were partially offset by decreases in RELISTOR ($896), due to regulatory filing fees incurred in the first quarter of 2007, but not in 2008, related to the subcutaneous formulation, Cancer ($21) due to termination of the GMK study in the second quarter of 2007, and Other projects ($1). During the remainder of 2008, clinical trial costs are expected to decrease as clinical trials of RELISTOR conclude and we continue the phase 2 trial of PRO 140.

	Three Months Ended March 31,
	2008	2007	Percent Change

Laboratory supplies	$1,483	$1,657	(11%)

Decrease in RELISTOR ($182), due to purchase of less RELISTOR drug in the 2008 period than in the 2007 period and Cancer ($22), due to decrease in basic research in 2008. The decreases were partially offset by increases in Other projects ($28) and HIV-related costs ($2). Laboratory supply costs for HIV, Cancer and Other projects related costs are expected to increase during the remainder of 2008.

	Three Months Ended March 31,
	2008	2007	Percent Change

Contract manufacturing and subcontractors	$4,666	$6,094	(23%)

Decrease in Cancer ($2,068), primarily due to contract manufacturing expenses for PSMA in the first quarter of 2007, but not in 2008, partially offset by increases in Other projects ($395), HIV ($220) and RELISTOR ($25). These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required. We expect these costs to increase during the remainder of 2008 as we expand our clinical trials for PRO 140, PSMA and Other projects, while costs for RELISTOR are expected to be similar to those in 2007.

	Three Months Ended March 31,
	2008	2007	Percent Change

Consultants	$1,615	$1,571	3%

Increases in Cancer ($276), Other projects ($124) and HIV ($94), partially offset by a decrease in RELISTOR ($450). These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required. During the remainder of 2008, consultant expenses are expected to change approximately proportionately with spending levels for all of our research and development programs.

	Three Months Ended March 31,
	2008	2007	Percent Change

License fees	$1,149	$750	53%

Increase primarily related to payments in the 2008 period (but not in the 2007 period) related to our HIV program ($1,000) and RELISTOR ($10), partially offset by a decrease in Cancer ($611) related to payments to Cytogen.

	Three Months Ended March 31,
	2007	2007	Percent Change

Other operating expenses	$1,592	$1,311	21%

Increase primarily due to expenses related to rent ($262), facilities ($10) and other operating expenses ($74), partially offset by decreases in seminar costs ($22), travel ($17) and insurance ($26). During the remainder of 2008, operating expenses are expected to increase over those of 2007, due to higher rent and facility expenses.

A major portion of our spending has been, and we expect will continue to be, associated with RELISTOR, although beginning in 2006, Wyeth has been reimbursing us for development expenses we incur related to RELISTOR under the development plan agreed to between us and Wyeth.

General and Administrative Expenses:

General and administrative expenses increased to $7,152 for the three months ended March 31, 2008 from $6,276 for the three months ended March 31, 2007, as follows:

	Three Months Ended March 31,
	2008	2007	Percent Change

Salaries and benefits (cash)	$2,258	$1,958	15%

Increase due to compensation increases and an increase in average headcount to 50 from 42 in the general and administrative departments for the three months ended March 31, 2008 and 2007, respectively.

	Three Months Ended March 31,
	2008	2007	Percent Change

Share-based compensation (non-cash)	$1,900	$1,333	43%

The amount of non-cash compensation expense increases/decreases commensurate with headcount levels and is expected to fluctuate in the future as such levels change (see Critical Accounting Policies − Share-Based Payment Arrangements, below).

	Three Months Ended March 31,
	2008	2007	Percent Change

Consulting and professional fees	$1,870	$1,840	2%

Increase due primarily to increases in legal and patent fees ($60), recruiting ($38) and other miscellaneous costs ($44). The increases were partially offset by decreases in consulting fees ($19) and audit and tax fees ($93).

	Three Months Ended March 31,
	2008	2007	Percent Change

Other operating expenses	$1,124	$1,145	(2%)

Decrease in investor relations ($54), insurance ($25), travel ($10) and other operating expenses ($16), which was partially offset by an increase in rent ($84) due to higher rent and facility costs.

We expect general and administrative expenses during the remainder of 2008 to remain at approximately 2007 levels.

Depreciation and Amortization:

	Three Months Ended March 31,
	2008	2007	Percent Change

Depreciation and Amortization	$1,114	$492	126%

Depreciation expense increased to $1,114 for the three months ended March 31, 2008 from $492 for the three months ended March 31, 2007, due to purchases of capital assets and additional leasehold improvements made after March 31, 2007.

Other Income:

	Three Months Ended March 31,
	2008	2007	Percent Change

Other Income	$1,958	$1,869	5%

Interest income increased to $1,958 for the three months ended March 31, 2008 from $1,869 for the three months ended March 31, 2007. Interest income, as reported, is primarily the result of investment income from our marketable securities, increased by the amortization of premiums we paid or decreased by the amortization of discounts we received for those marketable securities. For the three months ended March 31, 2008 and 2007, investment income increased to $2,053 from $1,820, respectively, due to a higher average balance of cash equivalents and marketable securities in 2008 than in 2007. Amortization of discounts net of premiums, which is included in interest income, decreased to ($95) from $49 for the three months ended March 31, 2008 and 2007, respectively.

Net Loss:

Our net loss was $15,485 for the three months ended March 31, 2008 and $10,433 for the three months ended March 31, 2007.

Liquidity and Capital Resources

Overview

We have to date generated no meaningful amounts of product revenue, and consequently we have relied principally on external funding to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments, the proceeds from the exercise of outstanding options and warrants and the sale of our common stock under our Employee Stock Purchase Plans. At March 31, 2008, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $155.0 million compared with $170.4 million at December 31, 2007. Our existing cash, cash equivalents and marketable securities at March 31, 2008 are sufficient to fund current operations for at least one year. Our cash flow from operating activities was negative for the three months ended March 31, 2008 and 2007 due primarily to the excess of expenditures on our research and development programs and general and administrative costs related to those programs over cash received from collaborators and government grants and contracts to fund such programs, as described below.

Sources of Cash

Operating Activities.  Our current collaboration with Wyeth provided us with a $60 million upfront payment in December 2005. In addition, since January 2006, Wyeth has been reimbursing us for development expenses we incur related to RELISTOR under the development plan agreed to between us and Wyeth, which is currently expected to continue through 2009. For the three months ended March 31, 2008 and 2007, we received $8.9 million and $10.5 million, respectively, of reimbursement of our development costs. Since inception of the Collaboration Agreement, Wyeth has made $14.0 million in milestone payments upon the achievement of certain events which are specified in the Collaboration Agreement. In May 2007, we earned $9.0 million of milestone payments related to the acceptance for review of applications submitted for marketing approval of a subcutaneous formulation of RELISTOR for the treatment of opioid-induced constipation in patients receiving palliative care in the U.S. and the European Union. Approval of that application resulted in our earning a $15.0 million milestone payment from Wyeth under the Collaboration Agreement, which we will recognize in the second quarter of 2008. Wyeth has also submitted applications for the marketing of this product in Australia and Canada, the latter of which was approved in March 2008. In October 2006, we earned a $5.0 million milestone payment in connection with the start of a phase 3 clinical trial of intravenous RELISTOR for the treatment of post-operative ileus. Wyeth is obligated to make up to $342.5 million in additional payments to us upon the achievement of milestones and other contingent events in the development and commercialization of RELISTOR. Wyeth is also responsible for all commercialization activities related to RELISTOR products. We will receive royalty payments from Wyeth as the product is sold in the various countries where marketing approval has been obtained. We will also receive royalty payments upon the sale of all other products developed under the Collaboration Agreement.

The funding by Wyeth of our development costs for RELISTOR generally enhances our ability to devote our current and future resources to our other research and development programs. We may also enter into collaboration agreements with respect to other of our product candidates. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future collaborative arrangements, or how such arrangements would affect our capital requirements. The consummation of other collaboration agreements would further allow us to advance other projects with our current funds.

In September 2003, we were awarded a contract by the NIH to develop a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under the NIH Contract provided for pre-clinical research, development and early clinical testing. These funds are being used principally in connection with our ProVax HIV vaccine program. The NIH Contract originally provided for up to $28.6 million in funding to us, subject to annual funding approvals and compliance with its terms, over five years. The total of our approved award under the NIH Contract through September 2008 is $15.5 million. Funding under this contract includes the payment of an aggregate of $1.6 million in fees, subject to achievement of specified milestones. Through March 31, 2008, we had recognized revenue of $13.8 million from this contract, including $180,000 for the achievement of two milestones. We have recently been informed by the NIH that it has decided not to fund this contract beyond September 2008. To continue to develop the HIV vaccine after that time, therefore, we will need to provide funding on our own or obtain new government or other funding. If we choose not to provide our own or cannot secure governmental or other funding, we will discontinue this project.

We have also been awarded grants from the NIH, which provide ongoing funding for a portion of our virology and cancer research programs. Among those grants were an aggregate of $4.4 million in grants made in 2006 and 2007, which extend over two- and three-year periods. Two awards were made during 2005, which provide for up to $3.0 million and $9.7 million in support of our HCV research program and PRO 140 HIV development program, respectively, to be awarded over a three year and a three and a half year period, respectively. Funding under all of our NIH grants is subject to compliance with their terms, and is subject to annual funding approvals. For the three months ended March 31, 2008 and 2007, we recognized $2.1 million and $1.3 million, respectively, of revenue from all of our NIH grants.

Changes in Accounts receivable and Accounts payable for the three months ended March 31, 2008 and 2007 resulted from the timing of receipts from the NIH and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Wyeth and from currently approved grants and contracts, we have no committed external sources of capital. Other than revenues from RELISTOR, we expect no significant product revenues for a number of years as it will take at least that much time, if ever, to bring our products to the commercial marketing stage.

Investing Activities.  We purchase and sell marketable securities in order to provide funding for our operations and to achieve appreciation of our unused cash in a low risk environment. Our marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities, are classified as available for sale.

As a result of recent changes in general market conditions, we determined to reduce the principal amount of auction rate securities in our portfolio as they came up for auction and invest the proceeds in other securities in accordance with our investment guidelines. Beginning in February 2008, auctions failed for certain of our auction rate securities because sell orders exceeded buy orders. As a result, at March 31, 2008, we continue to hold approximately $7.7 million of auction rate securities, in respect of which we have received all scheduled interest payments, which, in the event of auction failure, are reset according to the contractual terms in the governing instrument. The principal amount of these remaining auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

We continue to monitor the market for auction rate securities and consider its effect (if any) on the fair market value of our investments. If market conditions do not recover, we may be required to record additional impairment charges in 2008, which may affect our financial condition, cash flows and earnings. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We do not believe the carrying values of these auction rate securities are permanently impaired and therefore expect the positions will eventually be liquidated without significant loss.

Our marketable securities are purchased and, in the case of auction rate securities, sold by third-party brokers in accordance with our investment policy guidelines. Our brokerage account requires that all marketable securities, other than auction rate securities, be held to maturity unless authorization is obtained from us to sell earlier. In fact, we have a history of holding all marketable securities, other than auction rate securities, to maturity. We, therefore, consider that we have the intent and ability to hold any securities with unrealized losses until a recovery of fair value, which may be maturity and we do not consider these marketable securities to be other-than-temporarily impaired at March 31, 2008.

Financing Activities.  During the three months ended March 31, 2008 and 2007, we received cash of $1.5 million and $2.8 million, respectively, from the exercise of stock options by employees, directors and non-employee consultants and from the sale of our common stock under our Employee Stock Purchase Plans. The amount of cash we receive from these sources fluctuates commensurate with the headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under our Employee Stock Purchase Plans.

On April 24, 2008 RELISTOR subcutaneous injection was approved by the FDA for sale in the United States for the treatment of OIC in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. Unless we obtain regulatory approval from the FDA for at least one of our other product candidates and/or enter into additional agreements with corporate collaborators with respect to the development of our technologies, we may be required to fund our operations for periods in the future by seeking additional financing through future offerings of equity or debt securities or funding from additional grants and government contracts. Adequate additional funding may not be available to us on acceptable terms or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize the future success of our business.

Uses of Cash

Operating Activities.  The majority of our cash has been used to advance our research and development programs. We currently have major research and development programs investigating gastroenterology, virology and oncology, and are conducting several smaller research projects in the areas of virology and oncology. Our total expenses for research and development from inception through March 31, 2008 have been approximately $417.4 million. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete our research and development programs. Under our Collaboration Agreement with Wyeth, however, we are able to estimate that those remaining costs for the subcutaneous and intravenous formulations of RELISTOR, based upon the development plan and budget approved by us and Wyeth, which defines the totality of our obligations, are $44.2 million over the period from April 1, 2008 to December 31, 2009.

For the three months ended March 31, 2008 and 2007, research and development costs incurred, by project, were as follows:

	For the Three Months Ended March 31,
	2008	2007
	(in millions)
RELISTOR	$9.3	$10.2
HIV	9.7	6.4
Cancer	2.5	4.8
Other programs	2.5	1.8
Total	$24.0	$23.2

Although we expect that our spending on RELISTOR during the reminder of 2008 will be similar to that in 2007, our cash outlays in accordance with the agreed upon development plan will be reimbursed by Wyeth. We also expect that spending on our PRO 140, PSMA and HCV programs will increase during the reminder of 2008 and beyond. Consequently, we may require additional funding to continue our research and product development programs, to conduct pre-clinical studies and clinical trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending patent claims, if any, for the cost of product in-licensing and for any possible acquisitions. Manufacturing and commercialization expenses for RELISTOR will be funded by Wyeth. However, if we exercise our option to co-promote RELISTOR products in the U.S., which must be approved by Wyeth, we will be required to establish and fund a sales force, which we currently do not have. If we commercialize any other product candidate other than with a corporate collaborator, we would also require additional funding to establish manufacturing and marketing capabilities.

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

Investing Activities.  During the three months ended March 31, 2008 and 2007, we have spent $0.8 million and $1.1 million, respectively, on capital expenditures. Those expenditures have been related to the expansion of our office, laboratory and manufacturing facilities and the purchase of more laboratory equipment for our ongoing and future research and development projects, including the purchase of a second 150-liter bioreactor in February 2007 for the manufacture of research and clinical products.

On April 24, 2008, the Company announced that its Board of Directors had approved a share repurchase program to acquire up to $15 million of its outstanding common shares, funding for which will come from the $15 million milestone payment it will receive from Wyeth for receiving U.S. marketing approval for RELISTOR. Purchases under the program will be made at the Company’s discretion subject to market conditions in the open-market or otherwise, and will be made in accordance with the regulations of the U.S. Securities and Exchange Commission, including Rule 10b-18. The Company has made no commitment to purchase any shares and purchases may be discontinued at any time.  Reacquired shares will be held in treasury until redeployed or retired.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of March 31, 2008 for future payments under these agreements:

		Payments due by March 31,
	Total	2009	2010-2011	2012-2013	Thereafter
	(in millions)
Operating leases	$7.3	$3.1	$2.9	$0.9	$0.4
License and collaboration agreements (1)	98.0	1.9	5.9	12.1	78.1
Total	$105.3	$5.0	$8.8	$13.0	$78.5

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

The above discussion contains forward-looking statements based on our current operating plan and the assumptions on which it relies. There could be deviations from that plan that would consume our assets earlier than planned.

 Off-Balance Sheet Arrangements and Guarantees

We have no off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America.  Our significant accounting policies are disclosed in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

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

Revenue Recognition

We recognize revenue from all sources based on the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”) “Revenue Recognition,” Emerging Issues Task Force Issue No. 00-21 (“EITF 00-21”) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 (“EITF 99-19”) “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Our license and co-development agreement with Wyeth includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We began recognizing research revenue from Wyeth on January 1, 2006. During the three months ended March 31, 2008 and 2007, we also recognized revenue from government research grants and contracts, which are used to subsidize a portion of certain of our research projects (“Projects”), exclusively from the NIH. We also recognized revenue from the sale of research reagents during those periods.

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

During the course of a collaboration agreement, e.g., the Collaboration Agreement with Wyeth, that involves a development plan and budget, the amount of the upfront license payment that is recognized as revenue in any period will increase or decrease as the percentage of actual effort increases or decreases, as described above. When a new budget is approved, generally annually, the remaining unrecognized amount of the upfront license fee will be recognized prospectively, using the methodology described above and applying any changes in the total estimated effort or period of development that is specified in the revised approved budget. The amounts of the upfront license payment that we recognized as revenue for each fiscal quarter prior to the third quarter of 2007 were based upon several revised approved budgets, although the revisions to those budgets did not materially affect the amounts of revenue recognized in those periods. During the third quarter of 2007, however, the estimate of our total remaining effort to complete our development obligations was increased significantly based upon a revised development budget approved by both us and Wyeth. As a result, the period over which our obligations will extend, and over which the upfront payment will be amortized, was extended from the end of 2008 to the end of 2009. Consequently, the amount of revenue recognized from the upfront payment in the first quarter of 2008 declined relative to that in the comparable period of 2007. Due to the significant judgments involved in determining the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement, further changes in any of those judgments are reasonably likely to occur in the future which could have a material impact on our revenue recognition. If a collaborator terminates an agreement in accordance with the terms of the agreement, we would recognize any unamortized remainder of an upfront payment at the time of the termination.

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

•
Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the three months ended March 31, 2008 and 2007, the volatility of our common stock has been high, 66% - 90% and 55% - 89%, respectively, which is common for entities in the biotechnology industry that do not have commercial products. A higher volatility input to the Black-Scholes model increases the resulting compensation expense.

•
The expected term of options granted represents the period of time that options granted are expected to be outstanding. For the three months ended March 31, 2008 and 2007, our expected term was calculated based upon historical data related to exercise and post-termination cancellation activity for each of two groups of recipients of stock options: employees, and officers and directors. Accordingly, for grants made to each of the groups mentioned above, we are using expected terms of 5.33 and 8 years and 5.25 and 7.5 years, respectively. Expected term for options granted to non-employee consultants was ten years, which is the contractual term of those options. A shorter expected term would result in a lower compensation expense.

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

The fair value of shares purchased under the Purchase Plans is estimated on the date of grant in accordance with FASB Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.” The same option valuation model is used for the Purchase Plans as for non-qualified stock options, except that the expected term for the Purchase Plans is six months and the historical volatility is calculated over the six month expected term.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. We incurred a net loss for the three months ended March 31, 2008 and 2007, and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

For the three months ended March 31, 2008, no tax benefit was recognized related to total compensation cost for share-based payment arrangements recognized in operations because we had a net loss for the period and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three months ended March 31, 2008.

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

On January 1, 2008, we adopted Emerging Issues Task Force Issue 07-3 (“EITF 07-3”) “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” Prior to January 1, 2008, under FASB Statement No. 2, “Accounting for Research and Development Costs,” non-refundable advance payments for future research and development activities for materials, equipment, facilities and purchased intangible assets that had no alternative future use were expensed as incurred. Beginning in the quarter ended March 31, 2008, we have been capitalizing such non-refundable advance payments and expensing them as the goods are delivered or the related services are performed. EITF 07-3 applies to new contracts entered into after the effective date of January 1, 2008. The impact of applying EITF 07-3 did not have a material impact on the financial position or results of operations for the quarter ended March 31, 2008.

Fair Value Measurements

Our available-for-sale investment portfolio consists of marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities, and is recorded at fair value in the accompanying Condensed Consolidated Balance Sheets in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  The change in the fair value of these investments is recorded as a component of other comprehensive income.

We adopted FASB Statement No. 159 (“FAS 159”) “The Fair Value Option of Financial Assets and Financial Liabilities” effective January 1, 2008, which provides companies with an option to report certain financial assets and liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The objective of FAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. We have elected not to apply the fair value option to any of its assets or liabilities.

We also adopted FASB Statement No. 157 (“FAS 157”) “Fair Value Measurements” effective January 1, 2008 for financial assets and financial liabilities. FAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date, and establishes a framework to make the measurement of fair value more consistent and comparable. In accordance with Financial Accounting Standards Board Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” we will defer the adoption of FAS 157 for our nonfinancial assets and nonfinancial liabilities, until January 1, 2009. We are currently evaluating the impact of FAS 157 for nonfinancial assets and nonfinancial liabilities, and the adoption of this statement is not expected to have a material effect on our financial position or results of operations. The partial adoption of FAS 157 did not have a material impact on our fair value measurements.

FAS 157 established a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (“observable inputs”) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (“unobservable inputs”).  The hierarchy level assigned to each security in our available-for-sale portfolio is based on our assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date.  The three hierarchy levels are defined as follows:

•	Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical securities.

•
Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

•	Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

Impact of Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161 (“FAS 161”) “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133,” which is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We do not expect the effect of the adoption of FAS 161 to have a material effect on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of taxable auction rate securities, corporate notes and issues of government sponsored entities. Our investments totaled $149.8 million at March 31, 2008. Approximately $120.6 million of these investments had fixed interest rates, and $29.2 million had interest rates that were variable.

Due to the conservative nature of our short-term fixed interest rate investments, we do not believe that we have a material exposure to interest rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair values of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the March 31, 2008 market interest rates would result in a decrease of approximately $0.096 million in the market values of these investments.

Our marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities, are classified as available for sale.

As a result of recent changes in general market conditions, we determined to reduce the principal amount of auction rate securities in our portfolio as they came up for auction and invest the proceeds in other securities in accordance with our investment guidelines. Beginning in February 2008, auctions failed for certain of our auction rate securities because sell orders exceeded buy orders. As a result, at March 31, 2008, we continue to hold approximately $7.7 million of auction rate securities, in respect of which we have received all scheduled interest payments, which, in the event of auction failure, are reset according to the contractual terms in the governing instruments. The principal amount of these remaining auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

We continue to monitor the market for auction rate securities and consider its effect (if any) on the fair market value of our investments. If market conditions do not recover, we may be required to record additional impairment charges in 2008, which may affect our financial condition, cash flows and earnings. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We do not believe the carrying values of these auction rate securities are permanently impaired and therefore expect the positions will eventually be liquidated without significant loss.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We also established a Disclosure Committee that consists of certain members of our senior management.

The Disclosure Committee, under the supervision and with the participation of our senior management, including our Chief Executive Officer and Principal Financial and Accounting Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2007. In addition, the following risk factors have changed during the quarter ended March 31, 2008:

Our product development programs are inherently risky.

We are subject to the risks of failure inherent in the development of product candidates based on new technologies.

We have received marketing approvals in the U.S. and other countries for the sale of RELISTOR subcutaneous injection for the treatment of OIC in patients with advanced illness who are receiving palliative care, when response to laxative therapy has not been sufficient. We continue to develop RELISTOR subcutaneous injection for other indications, and, together with Wyeth, are also developing intravenous and oral formulations of RELISTOR.  We will have to complete successfully additional clinical trials and obtain regulatory approvals for these additional formulations and indications. Our other research and development programs, including those related to PSMA, involve novel approaches to human therapeutics. For example, our principal HIV product candidate, the monoclonal antibody PRO 140, is designed to block viral entry. To our knowledge, there are two approved drugs designed to treat HIV infection by blocking viral entry (Trimeris’ FUZEON™ and Pfizer’s SELZENTRY™) that have been approved for marketing in the U.S., but neither are monoclonal antibodies. There is little precedent for the successful commercialization of products based on our technologies. There are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able successfully to develop further any of our products.

We have granted to Wyeth the exclusive rights to develop and commercialize RELISTOR, our lead product candidate, and our resulting dependence upon Wyeth exposes us to significant risks.

In December 2005, we entered into a license and co-development agreement with Wyeth. Under this agreement, we granted to Wyeth the exclusive worldwide right to develop and commercialize RELISTOR. As a result, we are dependent upon Wyeth to perform and fund development, including clinical testing, to make certain regulatory filings and to manufacture and market products containing RELISTOR. Our collaboration with Wyeth may not be scientifically, clinically or commercially successful.

Revenues from the sale of RELISTOR will depend almost entirely upon the efforts of Wyeth. Wyeth has significant discretion in determining the efforts and resources it applies to sales of the RELISTOR products and may not be effective in marketing such products. In addition, Wyeth is a large, diversified pharmaceutical company with global operations and its own corporate objectives, which may not be consistent with our best interests. For example, Wyeth may change its strategic focus or pursue alternative technologies in a manner that results in reduced revenues to us. Our continued receipt of milestone and royalty payments from Wyeth will be dependent on Wyeth’s commercialization efforts. As of March 31, 2008, we have received $14.0 million in milestone payments from Wyeth, and we have subsequently earned an additional $15.0 million milestone payment for the FDA approval of subcutaneous RELISTOR. We may not receive any further milestone or royalty payments from Wyeth.

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

If our relationship with Wyeth were to terminate, we would have to either enter into a license and co-development agreement with another party or continue to develop and commercialize RELISTOR ourselves. We may not be able to enter into such an agreement with another suitable company on acceptable terms or at all. To continue to develop and commercialize RELISTOR on our own, we would have to develop a sales and marketing organization and a distribution infrastructure, neither of which we currently have. Developing these resources would be an expensive and lengthy process and would have a material adverse effect on our revenues and profitability.

A termination of our relationship with Wyeth could seriously compromise the RELISTOR program and possibly our other product candidates. For example, we could experience significant delays and would have to assume full funding and other responsibility for further development and commercialization.

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

We are required to obtain regulatory approval before our product candidates can be marketed. To obtain marketing approval from regulatory authorities, we or our collaborators must demonstrate a product’s safety and efficacy through extensive pre-clinical and clinical testing. Numerous adverse events may arise during, or as a result of, the testing process, including the following:

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

We and Wyeth continue to conduct clinical trials of RELISTOR. If the results of any of these ongoing trials or of other future trials of RELISTOR are not satisfactory, or if we encounter problems enrolling subjects, or if clinical trial supply issues or other difficulties arise, our entire RELISTOR development program could be adversely affected, resulting in delays in commencing or completing clinical trials or in making regulatory filing for further marketing approval. The need to conduct additional clinical trials or significant revisions to our clinical development plan would lead to delays in filing for additional regulatory approvals necessary to market RELISTOR for additional indications in other formulations and settings. If the clinical trials indicate a serious problem with the safety or efficacy of a RELISTOR product, then Wyeth has the right under our license and co-development agreement to terminate the agreement or to stop the development or commercialization of the affected products. Since RELISTOR is our most clinically advanced product, any setback of these types would have a material adverse effect on our stock price and business.

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

We have incurred substantial losses since our inception. As of March 31, 2008, we had an accumulated deficit of $269.5 million. We have derived no significant revenues from product sales or royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of March 31, 2008, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $155.0 million. During the three months ended March 31, 2008, we had a net loss of $15.5 million and cash used in operating activities was $16.4 million. Our accumulated deficit is expected to increase in the future.

Under our agreement with Wyeth, Wyeth is responsible for all future development and commercialization costs relating to RELISTOR starting January 1, 2006. As a result, although our spending on RELISTOR has been significant during the first quarter of 2008 and 2007 and is expected to continue at a similar level in the future, our net expenses for RELISTOR have been and will continue to be reimbursed by Wyeth.

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

Our access to capital funding is always uncertain. Despite previous experience, we may not be able at the necessary time to obtain additional funding on acceptable terms, or at all. Our inability to raise additional capital on terms reasonably acceptable to us may jeopardize the future success of our business.

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

We believe that existing balances of cash, cash equivalents and marketable securities and cash generated from operations are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. We cannot, however, predict the amount or timing of our need for additional funds under various circumstances, which could include new product development projects, other opportunities or other factors that may require us to raise additional funds in the future. Purchases of our common shares pursuant to our recently announced $15 million share repurchase program would reduce the amount of cash on hand available for unforeseen needs.

Our marketable securities, which include corporate debt securities, securities of government-sponsored entities and auction rate securities, are classified as available for sale.

As a result of recent changes in general market conditions, we determined to reduce the principal amount of auction rate securities in our portfolio as they came up for auction and invest the proceeds in other securities in accordance with our investment guidelines. Beginning in February 2008, auctions failed for certain of our auction rate securities because sell orders exceeded buy orders. As a result, at March 31, 2008, we continue to hold approximately $7.7 million of auction rate securities, in respect of which we have received all scheduled interest payments, which, in the event of auction failure, are reset according to the contractual terms in the governing instruments. The principal amount of these remaining auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

We continue to monitor the market for auction rate securities and consider its effect (if any) on the fair market value of our investments. If market conditions do not recover, we may be required to record additional impairment charges in 2008, which may affect our financial condition, cash flows and earnings. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. We do not believe the carrying values of these auction rate securities are permanently impaired and therefore expect the positions will eventually be liquidated without significant loss.

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

We have limited experience in conducting clinical trials, and we rely on others to conduct, supervise or monitor some or all aspects of some of our clinical trials. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. Under our agreement with Wyeth relating to RELISTOR, Wyeth has the responsibility to conduct some of the clinical trials for that product, including all trials outside of the United States. We will have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

As a result of these and other factors, our clinical trials may not commence or be completed as we expect or may not be conducted successfully, in which event investors’ confidence in our ability to develop products may be impaired and our stock price may decline.

Our product candidates may not obtain regulatory approvals needed for marketing.

None of our product candidates other than RELISTOR has been approved by applicable regulatory authorities for marketing. The process of obtaining FDA and foreign regulatory approvals often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications and other submissions necessary to gain marketing approvals. Products under development may never obtain the marketing approval from the FDA or any other regulatory authority necessary for commercialization.

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

We are aware that Adolor Corporation, in collaboration with Glaxo Group Limited, or Glaxo, a subsidiary of GlaxoSmithKline plc, is developing Entereg™ (alvimopan), an opioid antagonist, for postoperative ileus, which has completed phase 3 clinical trials, and for opioid-induced bowel dysfunction, which has been the subject of phase 3 clinical trials. Adolor has received an approvable letter from the FDA for Entereg regarding the treatment of post-operative ileus. If Entereg reaches the market before RELISTOR in one or more formulations for particular indications or settings, it could achieve a significant competitive advantage relative to our product. In any event, the considerable marketing and sales capabilities of Glaxo may impair our ability to penetrate the market.

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

We rely in part on third parties to perform a variety of functions. We are party to numerous agreements which place substantial responsibility on clinical research organizations, consultants and other service providers for the development of our products. We also rely on medical and academic institutions to perform aspects of our clinical trials of product candidates. In addition, an element of our research and development strategy is to in-license technology and product candidates from academic and government institutions in order to minimize investments in early research. We entered into an agreement under which we depend on Wyeth for the commercialization and development of RELISTOR. We may not be able to maintain any of these relationships or establish new ones on beneficial terms. We may not be able to enter new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully.

Our stock price has a history of volatility. You should consider an investment in our stock as risky and invest only if you can withstand a significant loss.

Our stock price has a history of significant volatility. Between January 1, 2006 and March 31, 2008, our stock price has ranged from $4.33 to $30.83 per share. Historically, our stock price has fluctuated through an even greater range. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. The stock prices of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years. Factors that may have a significant impact on the market price of our common stock include:

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

• fluctuations in our operating results; and

• general market conditions.

                 Purchases of our common shares pursuant to our recently announced $15 million share repurchase program may, depending on their timing, volume and form, may result in our stock price to be higher than it would be in the absence of such purchases. If purchases under the program are not initiated or are discontinued, our stock price may fall.

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

At March 31, 2008, our directors and executive officers and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately one-fourth of our outstanding shares of common stock. At that date, our five largest stockholders, excluding our directors and executive officers and stockholders affiliated with Tudor, beneficially own or control in the aggregate approximately one-third of our outstanding shares. Our directors and executive officers and Tudor-related stockholders, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock. Other significant but unrelated stockholders could also exert influence in such matters.

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

PROGENICS PHARMACEUTICALS, INC.
Date: May 9, 2008	By:	/s/ Robert A. McKinney
Robert A. McKinney Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)