Form 10-Q
period 2009-06-30
PROGENICS PHARMACEUTICALS INC
filed 2009-08-06
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
   ___________

                  FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
   _____________

Commission File No. 000-23143

PROGENICS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3379479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
   _____________

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

As of August 3, 2009 there were 31,410,705 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

index

PART I —    FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	December 31, 2008	June 30, 2009
Assets
Current assets:
Cash and cash equivalents	$56,186	$94,629
Marketable securities	63,127	18,777
Accounts receivable	1,337	727
Other current assets	3,531	1,704
Total current assets	124,181	115,837
Marketable securities	22,061	4,059
Fixed assets, at cost, net of accumulated depreciation and amortization	11,071	9,262
Restricted cash	520	520
Total assets	$157,833	$129,678

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,496	$6,865
Deferred revenue - current	31,645	9,205
Other current liabilities	57	57
Total current liabilities	38,198	16,127
Other liabilities	266	214
Total liabilities	38,464	16,341
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding — none
Common stock, $.0013 par value; 40,000,000 shares authorized; issued — 30,807,387 in 2008 and 31,338,534 in 2009	40	41
Additional paid-in capital	422,085	432,017
Accumulated deficit	(298,718)	(315,677)
Accumulated other comprehensive loss	(1,297)	(303)
Treasury stock, at cost (200,000 shares in 2008 and 2009)	(2,741)	(2,741)
Total stockholders’ equity	119,369	113,337
Total liabilities and stockholders’ equity	$157,833	$129,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009
Revenues:
Research and development	$26,771	$4,631	$38,881	$24,775
Royalty income	42	292	42	467
Research grants and contract	1,699	510	4,312	1,017
Other revenues	72	36	111	114
Total revenues	28,584	5,469	43,346	26,373

Expenses:
Research and development	23,923	12,880	46,713	27,710
License fees – research and development	334	195	1,483	825
General and administrative	7,113	7,113	14,265	13,914
Royalty expense	4	29	4	47
Depreciation and amortization	1,147	1,223	2,261	2,426
Total expenses	32,521	21,440	64,726	44,922

Operating loss	(3,937)	(15,971)	(21,380)	(18,549)

Other income:
Interest income	1,568	544	3,526	1,334
Gain on sale of marketable securities	-	237	-	237
Gain on disposal of fixed assets	-	19	-	19
Total other income	1,568	800	3,526	1,590

Net loss	$(2,369)	$(15,171)	$(17,854)	$(16,959)

Net loss per share - basic and diluted	$(0.08)	$(0.49)	$(0.60)	$(0.55)
Weighted-average shares - basic and diluted	29,988	31,032	29,891	30,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2009

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income	Shares	Amount	Total
Balance at December 31, 2007	29,754	$39	$401,500	$(254,046)	$6	-	$-	$147,499
Comprehensive loss:
Net loss	-	-	-	(17,854)	-	-	-	(17,854)
Net change in unrealized gain on marketable securities	-	-	-	-	(495)	-	-	(495)
Total comprehensive loss:								(18,349)
Compensation expenses for share-based payment arrangements	-	-	6,786	-	-	-	-	6,786
Issuance of restricted stock, net of forfeitures	(39)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	335	-	2,872	-	-	-	-	2,872
Balance at June 30, 2008	30,050	$39	$411,158	$(271,900)	$(489)	-	$-	$138,808

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2008	30,807	$40	$422,085	$(298,718)	$(1,297)	(200)	$(2,741)	$119,369
Comprehensive loss:
Net loss	-	-	-	(16,959)	-	-	-	(16,959)
Net change in unrealized loss on marketable securities	-	-	-	-	994	-	-	994
Total comprehensive loss:								(15,965)
Compensation expenses for share-based payment arrangements	-	-	7,281	-	-	-	-	7,281
Issuance of restricted stock, net of forfeitures	30	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	502	1	2,651	-	-	-	-	2,652
Balance at June 30, 2009	31,339	$41	$432,017	$(315,677)	$(303)	(200)	$(2,741)	$113,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

index

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2008	2009
Cash flows from operating activities:
Net loss	$(17,854)	$(16,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,261	2,426
Write-off of fixed assets, net of gain on disposal	-	107
Amortization of discounts, net of premiums, on marketable securities	306	826
Expenses for share-based compensation awards	6,786	7,281
Gain on sale of marketable securities	-	(237)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(2,214)	610
Decrease in other current assets	51	1,827
(Increase) in other assets	(7)	-
(Decrease) increase in accounts payable and accrued expenses	(1,772)	369
Decrease in deferred revenue	(7,829)	(22,440)
Decrease in other liabilities	(46)	(52)
Net cash used in operating activities	(20,318)	(26,242)
Cash flows from investing activities:
Capital expenditures	(1,590)	(724)
Sales/maturities of marketable securities	82,301	62,757
Purchase of marketable securities	(38,300)	-
Decrease in restricted cash	32	-
Net cash provided by investing activities	42,443	62,033
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	2,872	2,652
Net cash provided by financing activities	2,872	2,652
Net increase in cash and cash equivalents	24,997	38,443
Cash and cash equivalents at beginning of period	10,423	56,186
Cash and cash equivalents at end of period	$35,420	$94,629

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

With the onset of the global financial crisis in 2008, we began a Company-wide austerity program to streamline operations, increase efficiencies and reduce expenditures. In 2009 to date, we have (i) achieved a planned 10% staffing reduction, bringing headcount to 219 at June 30; (ii) eliminated 2009 salary increases for senior management; (iii) reduced bonuses paid in 2009 for 2008 performance and reduced 401(k) benefit contributions for all employees; and (iv) reduced expenditures on contractors and consultants.

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

Development and commercialization of RELISTOR is being conducted under a license and co-development agreement (“Wyeth Collaboration Agreement”) between us and Wyeth. Under that agreement, we (i) have received an upfront payment from Wyeth, (ii) have received and are entitled to receive additional payments as certain developmental milestones for RELISTOR are achieved, (iii) have been and are entitled to be reimbursed by Wyeth for expenses we incur in connection with the development of RELISTOR under an agreed-upon development plan and budget, and (iv) have received and are entitled to receive royalties and commercialization milestone payments. Manufacturing and commercialization expenses for RELISTOR are funded by Wyeth. In January 2009, Wyeth and Pfizer Inc. announced a definitive agreement under which Pfizer is to acquire Wyeth, and in July, Wyeth’s shareholders approved the transaction, which we understand is currently expected to close in late 2009 and is subject to a variety of conditions. The proposed acquisition does not trigger any change-of-control provisions in our collaboration with Wyeth, and the combined Pfizer/Wyeth organization will continue to have the same rights and responsibilities under the Collaboration following the acquisition as Wyeth had before.

Under our License Agreement with Ono, we have received an upfront payment of $15.0 million, and are entitled to receive potential milestones, upon achievement of development responsibilities by Ono, of up to $20.0 million, commercial milestones and royalties on sales by Ono of subcutaneous RELISTOR in Japan. Ono also has the option to acquire from us the rights to develop and commercialize in Japan other formulations of RELISTOR, including intravenous and oral forms, on terms to be negotiated separately. In June 2009, Ono began clinical testing in Japan of RELISTOR subcutaneous injection.

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

Virology. In the area of virology, we are developing a viral-entry inhibitor: a humanized monoclonal antibody, PRO 140, for treatment of human immunodeficiency virus (“HIV”), the virus that causes acquired immunodeficiency syndrome (“AIDS”). Based on results from previous phase 2 clinical trials, we are developing the subcutaneous form of PRO 140 for treatment of HIV infection, which has the potential for convenient, weekly self-administration. In June 2009, we discontinued development of PRO 206, a drug candidate for treatment of hepatitis C virus infection (“HCV”), as part of a review which indicated PRO 206 did not satisfy the criteria for further development, and are focusing on second-generation HCV-entry inhibitors in anticipation of selecting a new development candidate. We are also engaged in research regarding prophylactic vaccines against HIV infection.

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

Corporate-Related Matters. We may require additional funding to continue our operations. As a result, we may enter into a collaboration agreement, license or sale transaction or royalty sales or financings with respect to our products and product candidates. We may also seek to raise additional capital through the sale of our common stock or other securities and expect to fund certain aspects of our operations through government awards. We are currently in discussions with government agencies to obtain pivotal clinical trial funding to support our PRO 140 compound, and are pursuing strategic collaborations with biopharmaceutical companies to support our development plan for PSMA ADC.

We have had recurring losses since our inception. At June 30, 2009, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $117.5 million which we expect will be sufficient to fund current operations beyond one year. During the six months ended June 30, 2009, we had a net loss of $17.0 million and used $26.2 million of cash in operating activities. At June 30, 2009, we had an accumulated deficit of $315.7 million.

In April 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available for purchases. Purchases may be discontinued at any time. Reacquired shares will be held in treasury until redeployed or retired. We did not repurchase any of our outstanding common shares during the six months ended June 30, 2009.

Pending use in our business, our revenues and proceeds of financing activities are held in cash, cash equivalents and marketable securities. Marketable securities, which include corporate debt securities and auction rate securities, are classified as available-for-sale.

Our interim Condensed Consolidated Financial Statements included in this report have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, these financial statements reflect (1) all adjustments, consisting primarily of normal recurring accruals, and (2) events or transactions subsequent to the balance sheet date and through August 6, 2009 (issuance date), necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Terms used but not defined herein have the meanings ascribed to them in that Annual Report. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

2.  Share-Based Payment Arrangements

We estimate the expected term of stock options granted to employees and officers (excluding our Chief Executive Officer) and directors by using historical data for these two groups. The expected term for options granted to these two groups was 5.33 and 8 years, respectively, in 2008 and 5.3 and 7.3 years, respectively, in the first six months of 2009. Beginning in the third quarter of 2008, we began estimating the expected term of stock options granted to our Chief Executive Officer separately from stock options granted to employees and officers, and the expected term was 7.8 years in the first six months of 2009. The expected term for stock options granted to non-employee consultants was ten years, equal to the contractual term of those options. In making these estimates, we calculated the expected volatility based upon the period of the respective expected terms, using a dividend rate of zero (since we have never paid and do not expect to pay dividends in the future) and a risk-free rate for periods within the expected term of the option based on the U.S. Treasury yield curve in effect at the time of grant.

The assumptions we used in the Black-Scholes option pricing model to estimate the grant date fair values of stock options granted under our stock incentive plans (the “Incentive Plans”) during the six months ended June 30, 2008 and 2009 were as follows:

	For the Six Months Ended June 30,
	2008	2009

Expected volatility	66% – 91%	71% – 91%
Expected dividends	zero	zero
Expected term (years)	5.33 – 10	5.30 – 10
Weighted average expected term (years)	6.87	7.04
Risk-free rate	2.80% – 3.71%	1.78% – 2.78%

During the six months ended June 30, 2008 and 2009, the fair value of shares purchased under the two employee stock purchase plans (the “Purchase Plans”) was estimated on the date of grant in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin No. 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” using the same option valuation model used for options granted under the Incentive Plans, but with the following assumptions:

	For the Six Months Ended June 30,
	2008	2009

Expected volatility	170%	83% – 100%
Expected dividends	zero	zero
Expected term	6 months	6 months
Risk-free rate	1.87%	0.08% – 0.38%

The total fair value of shares under all of our share-based payment arrangements that vested during the six months ended June 30, 2008 and 2009 was $6.8 million and $7.3 million, respectively. In such periods, $3.5 million and $3.9 million, respectively, of such value was reported as research and development expense, and $3.3 million and $3.4 million, respectively, of such value was reported as general and administrative expense.

No tax benefit was recognized related to such compensation cost during the six months ended June 30, 2008 and 2009 because we had net losses for each of those periods and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six months ended June 30, 2008 and 2009.

In applying the treasury stock method for the calculation of diluted earnings per share (“EPS”), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted EPS calculation unless they are anti-dilutive. We incurred net losses for the three and six months ended June 30, 2008 and 2009 and, therefore, such amounts have not been included in the calculations for those periods since they would be anti-dilutive. As a result, basic and diluted EPS are the same for each period. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls, for purposes of diluted EPS calculation, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

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

Marketable securities consisted of the following:

	December 31, 2008	June 30, 2009
Short-term
Corporate debt securities	$63,127	$18,777
Total short-term marketable securities	63,127	18,777

Long-term
Corporate debt securities and securities of government-sponsored entities	18,002	-
Auction rate securities	4,059	4,059
Total long-term marketable securities	22,061	4,059

Total marketable securities	$85,188	$22,836

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
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

        The following tables present our available-for-sale investments measured at fair value on a recurring basis as of December 31, 2008 and June 30, 2009, classified by the FAS 157 valuation hierarchy (discussed above):

		Fair Value Measurements at December 31, 2008
Investment Type	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$43,859	$43,859	$-	$-
Corporate debt securities and securities of government-sponsored entities	81,129	-	81,129	-
Auction rate securities	4,059	-	-	4,059

Total	$129,047	$43,859	$81,129	$4,059

		Fair Value Measurements at June 30, 2009
Investment Type	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$87,106	$87,106	$-	$-
Corporate debt securities	18,777	-	18,777	-
Auction rate securities	4,059	-	-	4,059

Total	$109,942	$87,106	$18,777	$4,059

At June 30, 2009 we hold $4.1 million (4% of total assets measured at fair value) in auction rate securities which are classified as Level 3. The fair value of these securities includes $3.0 million of securities collateralized by student loan obligations subsidized by the U.S. government and $1.1 million of investment company perpetual preferred stock, and do not include mortgage-backed instruments. Auction rate securities are collateralized long-term instruments that were intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in February 2008, auctions failed for certain of our auction rate securities because sell orders exceeded buy orders, and we were unable to dispose of those securities at auction. We will not realize cash in respect of the principal amount of these securities until a successful auction occurs, the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid (inapplicable to the perpetual preferred mentioned above) or a buyer outside the auction process emerges. As of June 30, 2009, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to the contractual terms in the governing instruments.

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. We re-evaluated the valuation of these securities as of June 30, 2009 and the temporary impairment amount remained unchanged at $0.3 million, which is reflected as a part of other comprehensive loss on our accompanying condensed consolidated balance sheets. These securities are held “available-for-sale” in conformity with FAS 115 and the unrealized loss is included in other comprehensive loss. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying condensed consolidated balance sheets.

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. If market conditions for our investments do not recover or if we determine that it is more likely than not that we are required to sell to fund our operations before the investments recover, we may be required to record additional losses during the remainder of 2009. We expect to recover the amortized cost of all of our investments at maturity. Currently, we do not anticipate having to sell these securities in order to operate our business and believe that it is not more likely than not that we will be required to sell these securities prior to recovering its cost. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

For those of our financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the three and six months ended June 30, 2008 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	For the Three Months Ended June 30, 2008	For the Three Months Ended June 30, 2009

Balance at beginning of period	$7,742	$4,059
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive income (loss)	-	-
Settlements	(1,700)	-
Balance at end of period	$6,042	$4,059
Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	For the Six Months Ended June 30, 2008	For the Six Months Ended June 30, 2009

Balance at beginning of period	$-	$4,059
Transfers into Level 3	8,150	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive income (loss)	(408)	-
Settlements	(1,700)	-
Balance at end of period	$6,042	$4,059
Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$(408)	$-

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

All three FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these FSPs did not have a material effect on our financial position or results of operations.

The following table summarizes the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at December 31, 2008 and June 30, 2009:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
December 31, 2008:
Maturities less than one year:
Corporate debt securities	$63,982	$63,127	$114	$(969)	$(855)
Maturities between one and five years:
Corporate debt securities	17,129	16,995	71	(205)	(134)
Government-sponsored entities	999	1,007	8	-	8
Maturities greater than ten years:
Auction rate securities	3,200	2,944	-	(256)	(256)
Investments without stated maturity dates:
Auction rate securities	1,175	1,115	-	(60)	(60)
	$86,485	$85,188	$193	$(1,490)	$(1,297)

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
June 30, 2009:
Maturities less than one year:
Corporate debt securities	$18,764	$18,777	$54	$(41)	$13
Maturities greater than ten years:
Auction rate securities	3,200	2,944	-	(256)	(256)
Investments without stated maturity dates:
Auction rate securities	1,175	1,115	-	(60)	(60)
	$23,139	$22,836	$54	$(357)	$(303)

Progenics computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium.

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

The following table shows the gross unrealized losses and fair value of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and June 30, 2009.

At December 31, 2008:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$57,567	$(1,174)	$-	$-	$57,567	$(1,174)
Auction rate securities	4,059	(316)	-	-	4,059	(316)
Total	$61,626	$(1,490)	$-	$-	$61,626	$(1,490)

At June 30, 2009:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate debt securities	$-	$-	$1,459	$(41)	$1,459	$(41)
Auction rate securities	-	-	4,059	(316)	4,059	(316)
Total	$-	$-	$5,518	$(357)	$5,518	$(357)

Other-than-temporary impairment analysis on corporate debt securities. At December 31, 2008, we owned 34 securities maturing in less than one year, with a gross unrealized loss position of $969 ($46,028 of the total fair value) and there were 9 securities in the portfolio maturing between one and two years, with a gross unrealized loss position of $205 ($11,539 of the total fair value). At June 30, 2009, we owned one security maturing in less than one year, with a gross unrealized loss position of $41 ($1,459 of the total fair value).

The severity of the unrealized losses for the securities in an unrealized loss position at December 31, 2008 was between less than one percent and 17.67 percent below amortized cost, and the weighted average duration of the unrealized losses of these securities was 6.98 months. The severity of the unrealized loss for the one security in an unrealized loss position at June 30, 2009 was 2.7 percent less than amortized cost and the weighted average duration was 16 months.

We have evaluated our individual corporate debt securities holdings for other-than-temporary impairment and determined that the unrealized losses as of June 30, 2009 are attributable to our purchase of corporate debt securities which traded at a premium in early 2008, and have since declined in market value. Because we do not intend to sell these securities, and believe it is not more likely than not that we would be required to sell these securities before recovery of principal, we do not consider these securities to be other-than-temporarily impaired at December 31, 2008 and June 30, 2009.

Other-than-temporary impairment analysis on auction rate securities. The unrealized losses in our auction rate securities investments were the result of an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. At December 31, 2008 and June 30, 2009, there were three securities with a gross unrealized loss position of $316 ($4,059 of the total fair value).

The severity of the unrealized losses for the auction rate securities at December 31, 2008 and June 30, 2009 was between 6 percent and 8 percent below amortized cost, and the weighted average duration of the unrealized losses for these securities was 9.25 and 16 months, respectively.

We have evaluated our individual auction rate securities holdings for other-than-temporary impairment and determined that the unrealized losses as of June 30, 2009 are attributable to uncertainty in the liquidity of the auction rate security market. Because we do not intend to sell these securities, and believe it is not more likely than not that we would be required to sell these securities before recovery of principal, we do not consider these securities to be other-than-temporarily impaired at December 31, 2008 and June 30, 2009.

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments at December 31, 2008 and June 30, 2009, for which it is practicable to estimate that value:

Cash and cash equivalents.  We consider all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. For those short-term instruments, the carrying value is a reasonable estimate of fair value.

Marketable securities. Our marketable securities are considered to be “available-for-sale” and include money market funds, corporate debt securities, securities of government-sponsored entities and auction rate securities. These securities are valued based on unadjusted quoted market prices in active markets for identical securities, quoted prices for similar assets at the measurement date or inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment and are recorded at fair value in our financial statements, with any unrealized gains or losses reported in comprehensive income (loss), and thus the carrying value is equal to the fair value of those instruments.

Accounts receivable. Our accounts receivable represent amounts due to Progenics from research from collaborator, royalties, research grants and contract and the sales of research reagents. These amounts are considered to be short-term as they are expected to be collected within one year and we believe their carrying value approximates fair value.

Other current assets. This class of assets is comprised of financial instruments and non-financial instruments. The financial instruments primarily consist of interest and other receivables and we believe that their carrying value is a reasonable estimate of the fair value as the receivables are expected to be settled for cash within one year.

Restricted cash. The restricted cash is collateral for a letter of credit. We believe that its carrying value approximates the fair value.

Accounts payable and accrued expenses. The carrying value of our accounts payable and accrued expenses approximates the fair value, as it represents amounts due to vendors and employees, which will be satisfied within one year.

The estimated fair values of our financial instruments are as follows:

Fair Value Summary Table

	December 31, 2008		June 30, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and cash equivalents	$56,186	$56,186	$94,629	$94,629
Marketable securities	85,188	85,188	22,836	22,836
Accounts receivable	1,337	1,337	727	727
Other current assets (net of non-financial instruments)	2,036	2,036	494	494
Restricted cash	520	520	520	520

Liabilities:
Accounts payable and accrued expenses	6,496	6,496	6,865	6,865

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

4.  Accounts Receivable

	December 31, 2008	June 30, 2009
National Institutes of Health	$1,107	$142
Royalties	229	487
Research and development from collaborator	-	80
Other	1	18
Total	$1,337	$727

5.  Accounts Payable and Accrued Expenses

	December 31, 2008	June 30, 2009
Accounts payable	$899	$976
Accrued consulting and clinical trial costs	3,556	2,957
Accrued payroll and related costs	1,093	1,524
Legal and professional fees	925	1,359
Other	23	49
Total	$6,496	$6,865

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

Wyeth granted to us an option (the “Co-Promotion Option”) to enter into a Co-Promotion Agreement to co-promote any of the products developed under the Wyeth Collaboration Agreement, at any time, subject to certain conditions. We may exercise this option on an annual basis. We did not exercise the option in connection with the initial commercialization of RELISTOR. We have had discussions with Wyeth from time to time concerning this option but have not entered into a Co-Promotion Agreement, and may not do so. The extent of our co-promotion activities and the fee that we will be paid by Wyeth for these activities will be established if, as and when we exercise our option. Wyeth will record all sales of products worldwide excluding Japan (including those sold by us, if any, under a Co-Promotion Agreement). Wyeth may terminate any Co-Promotion Agreement if a top 15 pharmaceutical company acquires control of us. Our potential right to commercialize any product, including our Co-Promotion Option, is not essential to the usefulness of the already delivered products or services (i.e., our development obligations) and our failure to fulfill our co-promotion obligations would not result in a full or partial refund of any payments made by Wyeth to us or reduce the consideration due to us by Wyeth or give Wyeth the right to reject the products or services previously delivered by us.

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

Beginning in January 2006, costs for the development of RELISTOR incurred by Wyeth or us are being paid by Wyeth. Wyeth has the right once annually to engage an independent public accounting firm to audit expenses for which we have been reimbursed during the prior three years. If the accounting firm concludes that any such expenses have been understated or overstated, a reconciliation will be made. We are recognizing as research and development revenue from collaborator, amounts received from Wyeth for reimbursement of our development expenses for RELISTOR as incurred under the development plan agreed to between us and Wyeth. In addition to the upfront payment and reimbursement of our development costs, Wyeth has made or will make payments to us, provided specific milestones, including clinical, regulatory and sales events, are reached, and taking in to account the modifications made in connection with the Ono transaction discussed in Note 1, above, consisting of: (i) development and sales milestones and contingent payments, consisting of defined non-refundable, non-creditable payments, totaling $334.0 million, in respect of clinical and regulatory events and, for each form approved as a commercial product, combined annual worldwide (excluding Japan) net sales, as defined (which includes specified sales deductions), and (ii) sales royalties during each calendar year during a royalty period based on specified percentages of net sales in the U.S. and worldwide (excluding Japan). Upon achievement of defined substantive development milestones by us for the subcutaneous and intravenous formulations, the milestone payments will be recognized as revenue. Recognition of revenue for developmental contingent events related to the oral formulation, which is the responsibility of Wyeth, will be recognized as revenue when Wyeth achieves those events, if they occur subsequent to completion by us of our development obligations, since we would have no further obligations related to those products. Otherwise, if Wyeth achieves any of those events before we have completed our development obligations, recognition of revenue for the Wyeth contingent events will be recognized over the period from receipt of the milestone payment to the completion of our development obligations. All sales milestones will be recognized as revenue when earned.

During the three and six months ended June 30, 2009, we recognized $3.0 million and $6.2 million, respectively, of revenue from the $60.0 million upfront payment and $1.6 million and $3.6 million, respectively, as reimbursement for our out-of-pocket development costs, including our labor costs. During the three and six month periods ended June 30, 2008, we recognized $2.8 million and $6.0 million, respectively, of revenue from the $60 million upfront payment and $9.0 million and $17.8 million, respectively, as reimbursement for our out-of-pocket development costs, including our labor costs. In April 2008, we earned a $15.0 million milestone payment upon the FDA approval of subcutaneous RELISTOR in the U.S. We considered this milestone to be substantive and recognized the payment as revenue in the period earned.

As of June 30, 2009, $8.4 million of the $60.0 million upfront license payment received from Wyeth, which is included in deferred revenue – current, is expected to be recognized as revenue over the period of our development obligations relating to RELISTOR, which we currently estimate will terminate at the end of 2009. In addition, at June 30, 2009, we recorded $0.1 million as revenue receivable related to reimbursements from Wyeth for development costs.

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

In addition, during three and six months ended June 30, 2009, we earned royalties of $487 and $767, respectively, based on the net sales of subcutaneous RELISTOR, and we recognized $292 and $467, respectively, of royalty income. During the three and six months ended June 30, 2008, we earned royalties of $321 and recognized $42 of royalty income. As of June 30, 2009, we have recorded a cumulative total of $819 as deferred revenue – current, which is expected to be recognized as royalty income over the period of our development obligations relating to RELISTOR, which we currently estimate will terminate at the end of 2009.

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

We incurred $49 and $77, respectively, of royalty costs and recognized $29 and $47, respectively, of royalty expenses during the three and six months ended June 30, 2009. We incurred $32 of royalty costs and recognized $4 of royalty expenses during the three and six month periods ended June 30, 2008. As of June 30, 2009, we recorded a cumulative total of $82 of deferred royalty costs from the royalty costs incurred since we began earning royalties in the second quarter of 2008. The $82 of deferred royalty costs are expected to be recognized as royalty expense over the period of our development obligations relating to RELISTOR.

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

Ono is responsible for developing and commercializing subcutaneous RELISTOR in Japan, including conducting the clinical development necessary to support regulatory marketing approval. Ono is to own the subcutaneous filings and approvals relating to RELISTOR in Japan. In addition to the $15.0 million upfront payment from Ono, we are entitled to receive up to an additional $20.0 million, payable upon achievement by Ono of its development milestones. Ono is also obligated to pay to us royalties and commercialization milestones on sales by Ono of subcutaneous RELISTOR in Japan. Ono has the option to acquire from us the rights to develop and commercialize in Japan other formulations of RELISTOR, including intravenous and oral forms, on terms to be negotiated separately. Ono may request us to perform activities related to its development and commercialization responsibilities beyond our participation in joint committees and specified technology transfer-related tasks which will be at its expense, and payable to us for the services it requests, at the time we perform services for them. Revenue earned from activities we perform for Ono is recorded in research and development revenue.

7.  Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2008 and 2009, we reported net losses and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive.

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1 (“FSP EITF 03-6-1”) “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 requires entities, when calculating EPS, to allocate earnings to unvested and contingently issuable share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents when calculating EPS and also present both basic EPS and diluted EPS pursuant to the two-class method described in FASB Statement No. 128 “Earnings per Share.” FSP EITF 03-6-1 is effective January 1, 2009 and requires retrospective application. We adopted FSP EITF 03-6-1 on January 1, 2009 and the adoption had no material impact on basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2009.

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Shares (Denominator)	Per Share Amount
Three months ended June 30, 2008
Basic and diluted	$(2,369)	29,988	$(0.08)
Six months ended June 30, 2008
Basic and diluted	$(17,854)	29,891	$(0.60)
Three months ended June 30, 2009
Basic and diluted	$(15,171)	31,032	$(0.49)
Six months ended June 30, 2009
Basic and diluted	$(16,959)	30,871	$(0.55)

For the three and six months ended June 30, 2008 and 2009, potential common shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Three Months Ended June 30,
	2008		2009
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Stock options	4,679	$18.10	4,355	$18.64
Restricted stock	493		584
Total	5,172		4,939

	Six Months Ended June 30,
	2008		2009
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Stock options	4,702	$18.11	4,412	$18.59
Restricted stock	510		584
Total	5,212		4,996

8.  Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. For the three and six months ended June 30, 2008 and 2009, the components of comprehensive loss were:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2009	2008	2009
Net loss	$(2,369)	$(15,171)	$(17,854)	$(16,959)
Change in net unrealized loss on marketable securities	(881)	716	(495)	994
Comprehensive loss	$(3,250)	$(14,455)	$(18,349)	$(15,965)

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

9. Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of June 30, 2009.

10. Impact of Recently Issued Accounting Standards

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“FAS 165”) “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material effect on our financial position or results of operations.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“FAS 168”) “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” which became the source of authoritative accounting principles recognized by the FASB  to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FAS 168 is effective for interim or annual periods ending after September 15, 2009 and changes the way GAAP is referenced in notes to financial statements and management’s discussion and analysis of financial condition and results of operations. The adoption of FAS 168 is not expected to have a material effect on our financial position or results of operations.

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

    With the onset of the global financial crisis in 2008, we began a Company-wide austerity program to streamline operations, increase efficiencies and reduce expenditures. In 2009 to date, we have (i) achieved a planned 10% staffing reduction, bringing headcount to 219 at June 30; (ii) eliminated 2009 salary increases for senior management; (iii) reduced bonuses paid in 2009 for 2008 performance and reduced 401(k) benefit contributions for all employees; and (iv) reduced expenditures on contractors and consultants.

index

Supportive Care. Our first commercial product, RELISTOR® (methylnaltrexone bromide) subcutaneous injection, was approved by the U.S. Food and Drug Administration (FDA) in April 2008 for sale in the United States. Our collaboration partner, Wyeth Pharmaceuticals (Wyeth), commenced sales of RELISTOR subcutaneous injection in June, and we have begun earning royalties on world-wide sales. Regulatory approvals have also been obtained in Canada, the European Union, Australia, Venezuela and Chile. Marketing applications have been approved or are pending or scheduled in other countries, and 13 markets are expected to launch in 2009, including Spain, Italy, France, Argentina and Brazil, the largest individual markets after the U.S. In October 2008, we out-licensed to Ono Pharmaceutical Co., Ltd. (Ono), Osaka, Japan, the rights to subcutaneous RELISTOR in Japan where Wyeth elected not to develop the product. In June 2009, Ono began clinical testing in Japan of RELISTOR subcutaneous injection. In August 2009, we and Wyeth announced submission to U.S. and EU regulators of applications for RELISTOR subcutaneous injection for a new pre-filled syringe delivery system, and we continue development and clinical trials with respect to other indications for and presentations of RELISTOR.

In January 2009, Wyeth and Pfizer Inc. announced a definitive agreement under which Pfizer is to acquire Wyeth and in July, Wyeth’s shareholders approved the transaction which we understand is currently expected to close in late 2009 and is subject to a variety of conditions. The proposed acquisition does not trigger any change-of-control provisions in our collaboration with Wyeth, and the combined Pfizer/Wyeth organization will continue to have the same rights and responsibilities under the Collaboration following the acquisition as Wyeth had before.

We and Wyeth are also developing subcutaneous RELISTOR for treatment of opioid-induced constipation (OIC) outside the advanced illness setting, in individuals with chronic pain not related to cancer, such as severe back pain that requires treatment with opioids (a phase 3 trial conducted by Wyeth), and in individuals rehabilitating from an orthopedic surgical procedure in whom opioids are used to control post-operative pain (a hypothesis generating phase 2 trial conducted by us). We are no longer enrolling patients in this latter trial and are analyzing data from the treated population. Based on positive results from the phase 3 chronic pain trial, we and Wyeth recently initiated an FDA-required one-year, open-label safety study in chronic, non-cancer pain patients and the study results found RELISTOR to be generally well tolerated. Results from this phase 3 trial and open-label safety study are intended to yield a consolidated safety database to enable filing a supplemental New Drug Application (sNDA), planned for submission by the end of 2010, for treatment of OIC in the chronic, non-cancer pain population.

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

At inception of the Wyeth collaboration, Wyeth paid to us a $60.0 million non-refundable upfront payment. Wyeth has made $39.0 million in milestone payments since that time and is obligated to make up to $295.0 million in additional payments to us upon the achievement of milestones and contingent events in the development and commercialization of RELISTOR, taking into account the Ono transaction discussed below. Costs for the development of RELISTOR incurred by Wyeth or us starting January 1, 2006 are paid by Wyeth. We are being reimbursed for our out-of-pocket development costs by Wyeth and receive reimbursement for our efforts based on the number of our full-time equivalent employees devoted to the development project, all subject to Wyeth’s audit rights and possible reconciliation as provided in the Agreement. During the applicable royalty periods, Wyeth is obligated to pay to us royalties on the net sales, as defined (which includes specified sales deductions), of RELISTOR by Wyeth throughout the world other than Japan, where we have licensed the rights to subcutaneous RELISTOR to Ono.

index

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

Under our License Agreement with Ono, in November 2008 we received from Ono an upfront payment of $15.0 million, and are entitled to receive potential milestones, upon achievement of development responsibilities by Ono, of up to $20.0 million, commercial milestones and royalties on sales by Ono of subcutaneous RELISTOR in Japan. These payments will depend on continued success in development and commercialization of RELISTOR, which are in turn dependent on the actions of Wyeth, Ono, the FDA, Japanese pharmaceutical regulatory authorities and other regulatory bodies, as well as the outcome of clinical and other testing of RELISTOR. Many of these matters are outside our control. Ono also has the option to acquire from us the rights to develop and commercialize in Japan other formulations of RELISTOR, including intravenous and oral forms, on terms to be negotiated separately. Ono may request us to perform activities related to its development and commercialization responsibilities beyond our participation in joint committees and specified technology transfer related tasks which will be at its expense, and payable to us for the services it requests, at the time we perform services for them.

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

Virology. In the area of virology, we are developing a viral-entry inhibitor: a humanized monoclonal antibody, PRO 140, for treatment of human immunodeficiency virus (HIV), the virus that causes acquired immunodeficiency syndrome (AIDS). Based on results from previous phase 2 clinical trials, we are developing the subcutaneous form of PRO 140 for treatment of HIV infection, which has the potential for convenient, weekly self-administration. In June 2009, we discontinued development of PRO 206, a drug candidate for treatment of hepatitis C virus infection (“HCV”), as part of a review which indicated that PRO 206 did not satisfy the criteria for further development, and are focusing on second-generation HCV-entry inhibitors in anticipation of selecting a new development candidate. We are also engaged in research regarding a prophylactic vaccine against HIV infection.

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

Results of Operations (dollars in thousands)

Revenues:

Our sources of revenue during the three and six months ended June 30, 2008 and 2009 included our Collaboration with Wyeth, our License Agreement with Ono, our research grants and contract from the National Institutes of Health (NIH) and, to a small extent, our sale of research reagents. In June 2008, we began recognizing royalty income from net sales by Wyeth of subcutaneous RELISTOR.

index

	Three Months Ended June 30,			Six Months Ended June 30,
Sources of Revenue	2008	2009	Percent Change	2008	2009	Percent Change

Research and development	$26,771	$4,631	(83%)	$38,881	$24,775	(36%)
Royalty income	42	292	595%	42	467	1012%
Research grants and contract	1,699	510	(70%)	4,312	1,017	(76%)
Other revenues	72	36	(50%)	111	114	3%
Total	$28,584	$5,469	(81%)	$43,346	$26,373	(39%)

Research and development revenue:

        •  Wyeth Collaboration. During the three months ended June 30, 2008 and 2009, we recognized $26,771 and $4,631, respectively, of revenue from Wyeth, consisting of (i) $2,806 and $2,995, respectively, from amortization of the $60,000 upfront payment we received upon entering into our Collaboration in December 2005, (ii) $8,965 and $1,636, respectively, as reimbursement for our development expenses and (iii) $15,000 and $0, respectively, of non-refundable milestone payments.

        During the six months ended June 30, 2008 and 2009, we recognized $38,881 and $9,728, respectively, of revenue from Wyeth, consisting of (i) $6,040 and $6,177, respectively, from amortization of the $60,000 upfront payment we received upon entering into our Collaboration in December 2005, (ii) $17,841 and $3,551, respectively, as reimbursement for our development expenses and (iii) $15,000 and $0, respectively, of non-refundable milestone payments.

        From the inception of the Wyeth Collaboration through June 30, 2009, we recognized $51,614 of revenue from the $60,000 upfront payment, $102,869 as reimbursement for our development expenses, and a total of $39,000 for non-refundable milestone payments. We expect reimbursement revenue to decline during the remainder of 2009 compared to 2008, as research and development for RELISTOR decreases.

        We recognize a portion of the upfront payment in a reporting period in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations in that period relative to total effort expected for all of our performance obligations under the arrangement, as reflected in the most recent development plan and budget approved by Wyeth and us. During the third quarter of 2007, a revised budget was approved, which extended our performance period to the end of 2009 and, thereby, decreased the amount of revenue we are recognizing through June 30, 2009. We expect revenue from amortization of the remaining $8.4 million of unamortized upfront premium to increase during the remainder of 2009 compared to 2008, and that the amortization will be completed by the end of 2009.

      •  Ono License Agreement. In October 2008, we entered into a License Agreement with Ono and in November 2008, received an upfront payment of $15.0 million. We are entitled to receive potential milestones and royalty payments. During the three and six months ended June 30, 2009, we recognized $0 and $15,000 of the upfront payment as revenue, upon satisfaction of our performance obligations and during the three and six months ended June 30, 2009, we recorded $0 and $47, respectively, of reimbursement revenue for activities requested by Ono.

Royalty income. We began earning royalties from net sales by Wyeth of subcutaneous RELISTOR in June 2008. During the three months ended June 30, 2008 and 2009, we earned royalties of $321 and $487, respectively, based on net sales of RELISTOR and recognized $42 and $292, respectively, of royalty income. During the six months ended June 30, 2008 and 2009, we earned royalties of $321 and $767, respectively, and recognized $42 and $467, respectively, of royalty income. As of June 30, 2009, we have recorded a cumulative total of $819 as deferred revenue – current. The $819 of deferred royalty revenue is expected to be recognized as royalty income over the period of our development obligations relating to RELISTOR, which we currently estimate will terminate at the end of 2009. Our royalties from net sales by Wyeth of RELISTOR, as defined, are based on specified royalty rates ranging up to 30% of U.S. and 25% of foreign net sales at the highest sales levels. Royalty rates will increase on incremental sales as net sales in a calendar year exceed specified levels.

Global net sales of RELISTOR, which began last June, were $3.2 million for the second quarter of 2009, compared to (i) $2.1 million in the second quarter of 2008, an increase of 52% and (ii) $1.9 million in the first quarter of 2009, an increase of 74%.

index

U.S. RELISTOR net sales totaled $2.0 million in the second quarter of 2009, compared to (i) $1.9 million in the second quarter of 2008, an increase of 5% and (ii) $1.2 million in the first quarter of 2009, an increase of 69%. Non-U.S. RELISTOR net sales totaled $1.2 million in the second quarter of 2009, compared to (i) $0.2 million in the second quarter of 2008, an increase of 434% and (ii) $0.7 million in the first quarter of 2009, an increase of 82%.

Research grants and contract. In 2003, we were awarded a contract by the NIH (NIH Contract) to develop a prophylactic vaccine (ProVax) designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under the NIH Contract provided for pre-clinical research, development and early clinical testing. These funds were used principally in connection with our ProVax HIV vaccine program. Through December 31, 2008, we had recognized revenue of $15,509 from this contract, including $180 for the achievement of two milestones. In June 2009, we were awarded, commencing in the second quarter, annual NIH grants over a five-year period totaling up to $11.4 million to continue this work, subject to annual funding approvals and customary compliance obligations.

Revenues from research grants and contract from the NIH decreased from $1,699 for the three months ended June 30, 2008 to $510 for the three months ended June 30, 2009; $1,083 and $510 from grants and $616 and $0 from the NIH Contract for the three months ended June 30, 2008 and 2009, respectively. The decrease in grant and contract revenue resulted from fewer active grants and reimbursable expenses in 2009 than in 2008, and the expiration of the NIH Contract in December 2008.

Revenues from research grants and contract from the NIH decreased from $4,312 for the six months ended June 30, 2008 to $1,017 for the six months ended June 30, 2009; $3,176 and $1,017 from grants and $1,136 and $0 from the NIH Contract for the six months ended June 30, 2008 and 2009, respectively. The decrease in grant and contract revenue resulted from fewer active grants and reimbursable expenses in 2009 than in 2008, and the expiration of the NIH Contract in December 2008.

Other revenues, primarily from orders for research reagents, decreased from $72 for the three months ended June 30, 2008 to $36 for the three months ended June 30, 2009. Other revenues, primarily from orders for research reagents, increased from $111 for the six months ended June 30, 2008 to $114 for the six months ended June 30, 2009.

Expenses:

Research and Development Expenses include scientific labor, supplies, facility costs, clinical trial costs, product manufacturing costs, royalty payments and license fees. Research and development expenses, including license fees and royalty expense, decreased from $24,261 for the three months ended June 30, 2008 to $13,104 for the for the same period of 2009, and decreased from $48,200 for the six months ended June 30, 2008 to $28,582 for the same period of 2009, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Salaries and benefits (cash)	$6,614	$5,781	(13%)	$13,173	$11,896	(10%)

Three Months: Salaries and benefits (cash) decreased due to a decline in average headcount from 198 to 179 for the three months ended June 30, 2008 and 2009, respectively, in the research and development, manufacturing and clinical departments due to our Company-wide austerity program mentioned above, partially offset by expenses related to this program.

Six Months: Salaries and benefits (cash) decreased due to a decline in average headcount from 198 to 183 for the six months ended June 30, 2008 and 2009, respectively, in the research and development, manufacturing and clinical departments due to our Company-wide austerity program, partially offset by expenses related to this program.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Share-based compensation (non-cash)	$1,444	$1,738	20%	$3,456	$3,844	11%

Three Months: Share-based compensation (non-cash) increased due to higher restricted stock compensation expenses partially offset by a decrease in employee stock purchase and stock option plans expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. See Critical Accounting Policies − Share-Based Payment Arrangements.

index

Six Months: Share-based compensation (non-cash) increased due to higher restricted stock compensation expenses partially offset by a decrease in employee stock purchase and stock option plans expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. See Critical Accounting Policies − Share-Based Payment Arrangements.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Clinical trial costs	$6,039	$555	(91%)	$10,902	$1,530	(86%)

Three Months: Clinical trial costs decreased primarily due to lower expenses for (i) RELISTOR ($4,690), from reduced clinical trial activities, (ii) HIV ($744), due to decreased PRO 140 clinical trial activities, and (iii) Cancer ($49), all for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Six Months: Clinical trial costs decreased primarily due to lower expenses for (i) RELISTOR ($8,015), from reduced clinical trial activities, (ii) HIV ($1,238), due to decreased PRO 140 clinical trial activities, and (iii) Cancer ($119), all for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Laboratory supplies	$978	$686	(30%)	$2,160	$1,575	(27%)

Three Months: Laboratory supplies decreased due to lower expenses for (i) HIV ($456), from a decline in the purchases of drug supplies, and (ii) Other projects ($9), partially offset by an increase in Cancer ($172), due to higher expenses for PSMA, all for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Six Months: Laboratory supplies decreased due to lower expenses for (i) HIV ($1,009), from a decline in the purchases of drug supplies, and (ii) Other projects ($92), partially offset by an increase in Cancer ($517), due to higher expenses for PSMA, all for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Contract manufacturing and subcontractors	$6,508	$2,002	(69%)	$11,154	$4,631	(58%)

Three Months: Contract manufacturing and subcontractors decreased due to lower (i) HIV expenses ($4,364), from a decline in manufacturing expenses for PRO 140 and (ii) RELISTOR expenses ($532), partially offset by increases in both Cancer ($267), due to higher contract manufacturing expenses for PSMA, and Other ($123), all for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

Six Months: Contract manufacturing and subcontractors decreased due to lower (i) HIV expenses ($6,463), from a decline in manufacturing expenses for PRO 140 and (ii) RELISTOR expenses ($1,256), partially offset by increases in both Cancer ($687), due to higher contract manufacturing expenses for PSMA, and Other ($509), all for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

index

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Consultants	$849	$289	(66%)	$2,484	$607	(76%)

Three Months: Consultants expenses decreased due to lower expenses for (i) RELISTOR ($386), (ii) HIV ($98) and (iii) Other projects ($77), all for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

Six Months: Consultants expenses decreased due to lower expenses for (i) RELISTOR ($1,263), (ii) Cancer ($272), (iii) HIV ($102) and (iv) Other projects ($240), all for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

License fees	$334	$195	(42%)	$1,483	$825	(44%)

Three Months: License fees decreased primarily due to a decline in Cancer expenses ($116) and RELISTOR expenses ($34), partially offset by an increase in HIV ($11), all for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Six Months: License fees decreased primarily due to a decline in HIV expenses ($768) and RELISTOR expenses ($24), partially offset by an increase in Cancer ($134), all for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Royalty expense	$4	$29	625%	$4	$47	1,075%

Three Months: We incurred $32 and $49, respectively, of royalty costs and recognized $4 and $29, respectively, of royalty expenses during the three months ended June 30, 2008 and 2009. As of June 30, 2009, we recorded a cumulative total of $82 of deferred royalty charges from the royalty costs incurred since we began earning royalties in the second quarter of 2008. The $82 of deferred royalty charges are expected to be recognized as royalty expense over the period of our development obligations relating to RELISTOR, which we currently estimate will terminate at the end of 2009.

Six Months: We incurred $32 and $77, respectively, of royalty costs and recognized $4 and $47, respectively, of royalty expenses during the six months ended June 30, 2008 and 2009. As of June 30, 2009, we recorded a cumulative total of $82 of deferred royalty charges from the royalty costs incurred since we began earning royalties in the second quarter of 2008. The $82 of deferred royalty charges are expected to be recognized as royalty expense over the period of our development obligations relating to RELISTOR, which we currently estimate will terminate at the end of 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Other operating expenses	$1,491	$1,829	23%	$3,384	$3,627	7%

Three Months: Other operating expenses increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to an increase in computer expenses ($437), facilities ($77) and rent ($40), partially offset by a decrease in other operating expenses ($112), insurance ($75) and travel ($30).

Six Months: Other operating expenses increased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, primarily due to an increase in computer expenses ($376), facilities ($34) and rent ($140), partially offset by a decrease in insurance ($105), travel ($44) and other operating expenses ($160).

index

General and Administrative Expenses remained unchanged at $7,113 for both the three months ended June 30, 2008 and the three months ended June 30, 2009 and decreased from $14,265 for the six months ended June 30, 2008 to $13,914 for the same period of 2009, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Salaries and benefits (cash)	$2,318	$2,195	(5%)	$4,576	$4,366	(5%)

Three Months: Salaries and benefits (cash) decreased due to lower bonus expenses and a decline in salaries expenses resulting from a decrease in average headcount, from 55 to 50 for the three months ended June 30, 2008 and 2009, respectively, in the general and administrative departments due to our Company-wide austerity program, partially offset by expenses related to this program.

Six Months: Salaries and benefits (cash) decreased due to lower bonus expenses partially offset by higher salaries expenses resulting from salary increases, as the average headcount in the general and administrative departments remained unchanged at 51 for the six months ended June 30, 2008 and 2009, respectively.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Share-based compensation (non-cash)	$1,430	$1,400	(2%)	$3,330	$3,436	3%

Three Months: Share-based compensation (non-cash) decreased due to decreases in stock option and employee stock purchase plans expenses partially offset by higher restricted stock compensation expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. See Critical Accounting Policies −Share-Based Payment Arrangements.

Six Months: Share-based compensation (non-cash) increased due to higher restricted stock compensation expenses partially offset by a decrease in stock option and employee stock purchase plans expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. See Critical Accounting Policies −Share-Based Payment Arrangements.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Consulting and professional fees	$1,843	$2,154	17%	$3,550	$3,607	2%

Three Months: Consulting and professional fees increased due to an increase in consultant fees ($527), audit fees ($150) and legal fees ($29), which were partially offset by a decrease in patent fees ($387) and public relations fees ($30), all for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Six Months: Consulting and professional fees increased due to an increase in consulting fees ($413), legal fees ($297), audit fees ($145) and tax fees ($20), which were partially offset by a decrease in patent fees ($812) and public relations fees ($50), all for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Other operating expenses	$1,522	$1,364	(10%)	$2,809	$2,505	(11%)

Three Months: Other operating expenses decreased due to lower spending on recruiting ($53), conferences and seminars ($27), travel ($20) and other operating expenses ($105), partially offset by increases in rent ($9), taxes ($20) and investor relations ($18), all for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Six Months: Other operating expenses decreased due to lower spending on recruiting ($183), conferences and seminars ($56), travel ($22) and other operating expenses ($172), partially offset by increases in rent ($48), taxes ($46) and investor relations ($35), all for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

index

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Depreciation and amortization	$1,147	$1,223	7%	$2,261	$2,426	7%

Three Months: Depreciation and amortization expense increased from $1,147 for the three months ended June 30, 2008 to $1,223 for the three months ended June 30, 2009, due to fixed asset purchases in 2008.

Six Months: Depreciation and amortization expense increased from $2,261 for the six months ended June 30, 2008 to $2,426 for the six months ended June 30, 2009, due to fixed asset purchases in 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2009	Percent Change	2008	2009	Percent Change

Other income	$1,568	$800	(49%)	$3,526	$1,590	(55%)

Three Months: Interest income decreased from $1,568 for the three months ended June 30, 2008 to $544 for the three months ended June 30, 2009. Interest income, as reported, is primarily the result of investment income from our marketable securities, decreased by the amortization of premiums we paid or increased by the amortization of discounts we received for those marketable securities. For the three months ended June 30, 2008 and 2009, investment income decreased from $1,779 to $776, respectively, due to a decrease in interest rates and lower average balance of cash equivalents and marketable securities in 2009 than in 2008. Amortization of premiums, net of discounts, was ($211) and ($232) for the three months ended June 30, 2008 and 2009, respectively. In addition, other income for the three months ended June 30, 2009 includes $237 of gains from sale of marketable securities and $19 of gains from sale of machinery and equipment.

Six Months: Interest income decreased from $3,526 for the six months ended June 30, 2008 to $1,334 for the six months ended June 30, 2009. Interest income, as reported, is primarily the result of investment income from our marketable securities, decreased by the amortization of premiums we paid or increased by the amortization of discounts we received for those marketable securities. For the six months ended June 30, 2008 and 2009, investment income decreased from $3,832 to $1,864, respectively, due to a decrease in interest rates and lower average balance of cash equivalents and marketable securities in 2009 than in 2008. Amortization of premiums, net of discounts, was ($306) and ($530) for the six months ended June 30, 2008 and 2009, respectively. In addition, other income for the six months ended June 30, 2009 includes $237 of gains from sale of marketable securities and $19 of gains from sale of machinery and equipment.

Income Taxes:

For the three and six months ended June 30, 2008 and 2009, we had losses both for book and tax purposes.

Net Loss:

Our net loss was $2,369 for the three months ended June 30, 2008 compared to $15,171 for the same period of 2009, and $17,854 for the six months ended June 30, 2008 compared to $16,959 for the same period of 2009.

Liquidity and Capital Resources

We have to date generated only modest amounts of product and royalty revenue, and consequently have relied principally on external funding and our Collaboration with Wyeth to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, payments received under collaboration agreements, public offerings of common stock, funding under government research grants and contracts, interest on investments, proceeds from the exercise of outstanding options and warrants, sale of our common stock under our two employee stock purchase plans (Purchase Plans) and a license agreement. We are currently in discussions with government agencies to obtain pivotal clinical trial funding to support our PRO 140 compound, and are pursuing strategic collaborations with biopharmaceutical companies to support our development plan for PSMA ADC.

index

At June 30, 2009, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $117.5 million compared with $141.4 million at December 31, 2008. We expect that our existing cash, cash equivalents and marketable securities at June 30, 2009 are sufficient to fund current operations beyond one year. Our cash flow from operating activities was negative for the six months ended June 30, 2008 and 2009 due primarily to the excess of expenditures on our research and development programs and general and administrative costs related to those programs over cash received from collaborators and government grants and contracts to fund such programs, as described below.

Sources of Cash

Operating Activities. Our Collaboration with Wyeth provided us with a $60.0 million upfront payment in December 2005. In addition, since January 2006, Wyeth has been reimbursing us for development expenses we incur related to RELISTOR under the development plan agreed to between us, which is currently expected to continue through the end of 2009. For the six months ended June 30, 2008 and 2009, we recorded $17.8 million and $3.6 million, respectively, of such reimbursement. Wyeth is obligated to make up to $295.0 million in additional payments to us upon the achievement of milestones and other contingent events in the development and commercialization of RELISTOR. Wyeth is also responsible for all commercialization activities related to RELISTOR products, other than that to be conducted by Ono. We are entitled to receive royalty payments from Wyeth as the product is sold in the various countries (other than Japan) where marketing approval has been obtained. We are also entitled to receive royalty payments upon the sale of all other products developed under the Wyeth Collaboration Agreement.

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

In 2003, we were awarded a contract by the NIH to develop a prophylactic vaccine designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under the NIH Contract provided for pre-clinical research, development and early clinical testing. These funds were used principally in connection with our ProVax HIV vaccine program. Through December 31, 2008, we had recognized revenue of $15.5 million from this contract, including $0.2 million for the achievement of two milestones. In June 2009, we were awarded, commencing in the second quarter, annual NIH grants over a five-year period totaling up to $11.4 million to continue this work, subject to annual funding approvals and customary compliance obligations.

A substantial portion of our revenues to date has been derived from federal government grants. During the six months ended June 30, 2008 and 2009, we recognized as revenue awards made to us by the NIH between 2004 and 2009, to partially fund some of our programs. For the six months ended June 30, 2008 and 2009, we recognized $3.2 million and $1.0 million, respectively, of revenue from all of our NIH grants.

Changes in Accounts receivable and Accounts payable for the six months ended June 30, 2008 and 2009 resulted from the timing of receipts from the NIH and Wyeth, and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Wyeth, Ono and from currently approved grants, we have no committed external sources of capital. Other than revenues from RELISTOR, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. We purchase and sell marketable securities in order to provide funding for operations. Our marketable securities, which include corporate debt securities and auction rate securities, are classified as available-for-sale.

A substantial portion of our cash and cash equivalents are guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee programs. Our marketable securities, which include corporate debt securities and auction rate securities, are classified as available for sale and are predominantly not guaranteed. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities in 2009, are heavily concentrated in the U.S. financial sector, which continues to be under extreme stress.

index

As a result of recent changes in general market conditions, we determined to reduce the principal amount of auction rate securities in our portfolio as they came up for auction and invest the proceeds in other securities in accordance with our investment guidelines. Beginning in February 2008, auctions failed for certain of our auction rate securities because sell orders exceeded buy orders. As a result, at June 30, 2009, we continue to hold approximately $4.1 million of auction rate securities which, in the event of auction failure, are reset according to the contractual terms in the governing instruments. To date, we have received all scheduled interest payments on these securities. We will not realize cash in respect of the principal amount of these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid, or a buyer outside the auction process emerges.

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

Our marketable securities are purchased and, in the case of auction rate securities, sold by third-party brokers in accordance with our investment policy guidelines. Our brokerage account requires that all marketable securities be held to maturity unless authorization is obtained from us to sell earlier. In fact, prior to the second quarter of 2009, we have a history of holding all marketable securities to maturity. During the second quarter of 2009, we decided to sell a portion of our marketable securities which had scheduled maturities between the fourth quarter of 2009 and the third quarter of 2010. The proceeds from the sales were $24.8 million resulting in a gain of $0.2 million.

We expect to recover the amortized cost of all of our investments at maturity. Because we do not anticipate having to sell these securities in order to operate our business and believe it is not more likely than not that we will be required to sell these securities before recovery of principal, we do not consider these marketable securities to be other than temporarily impaired at June 30, 2009.

Financing Activities. During the six months ended June 30, 2008 and 2009, we received cash of $2.9 million and $2.7 million, respectively, from the exercise of stock options by employees, directors and non-employee consultants and from the sale of our common stock under our Purchase Plans. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under the Purchase Plans.

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

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs. We currently have major research and development programs investigating supportive care, virology and oncology, and are conducting several smaller research projects in the areas of virology and oncology. Our total expenses for research and development from inception through June 30, 2009 have been approximately $507.1 million. For various reasons, many of which are outside of our control, including the early stage of certain of our programs, the timing and results of our clinical trials and our dependence in certain instances on third parties, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

index

For the six months ended June 30, 2008 and 2009, research and development costs incurred by project were as follows:

	Six Months Ended June 30,
	2008	2009
	(in millions)
RELISTOR	$18.2	$4.3
HIV	20.3	7.4
Cancer	4.8	10.7
Other programs	4.9	6.2
Total	$48.2	$28.6

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

Investing Activities. During the six months ended June 30, 2008 and 2009, we spent $1.6 million and $0.7 million, respectively, on capital expenditures, a reduction of $0.9 million resulting from our ongoing austerity program. These expenditures have been primarily related to the purchase of laboratory equipment for our research and development projects.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of June 30, 2009 for future payments under these agreements:

		Payments due by June 30,
	Total	2010	2011-2012	2013-2014	Thereafter
	(in millions)
Operating leases	$2.7	$1.5	$0.7	$0.4	$0.1
License and collaboration agreements (1)	88.4	2.6	3.4	16.6	65.8
Total	$91.1	$4.1	$4.1	$17.0	$65.9

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

index

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

Revenue Recognition. We recognize revenue from all sources based on the provisions of the SEC’s Staff Accounting Bulletin (SAB) No. 104 (SAB 104), Emerging Issues Task Force (EITF) Issue No. 00-21 (EITF 00-21) “Accounting for Revenue Arrangements with Multiple Deliverables” and EITF Issue No. 99-19 (EITF 99-19) “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Our license and co-development agreement with Wyeth includes a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We began recognizing research revenue from Wyeth on January 1, 2006. During the six months ended June 30, 2008 and 2009, we also recognized revenue from government research grants (and contract in the 2008 period), which are used to subsidize a portion of certain of our research projects (Projects), exclusively from the NIH. We also recognized revenue from the sale of research reagents during those periods.

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

Ono is responsible for developing and commercializing subcutaneous RELISTOR in Japan, including conducting the clinical development necessary to support regulatory marketing approval. Ono is to own the subcutaneous filings and approvals relating to RELISTOR in Japan. In addition to the $15.0 million upfront payment from Ono, we are entitled to receive up to an additional $20.0 million, payable upon achievement by Ono of its development milestones. Ono is also obligated to pay to us royalties and commercialization milestones on sales by Ono of subcutaneous RELISTOR in Japan. Ono has the option to acquire from us the rights to develop and commercialize in Japan other formulations of RELISTOR, including intravenous and oral forms, on terms to be negotiated separately. Ono may request us to perform activities related to its development and commercialization responsibilities beyond our participation in joint committees and specified technology transfer-related tasks which will be at its expense, and payable to us for the services it requests, at the time we perform services for them. Revenue earned from activities we perform for Ono is recorded in research and development revenue.

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

Compensation cost for all share-based awards will be recognized in our financial statements over the related requisite service periods; usually the vesting periods for awards with a service condition. Compensation cost is based on the grant-date fair value of awards that are expected to vest. As of June 30, 2009, there was $11.4 million, $6.1 million and $0.1 million of total unrecognized compensation cost related to non-vested stock options under the plans, the non-vested shares and the Purchase Plans, respectively. Those costs are expected to be recognized over weighted average periods of 2.36 years, 1.55 years and 0.04 years, respectively. We apply a forfeiture rate to the number of unvested awards in each reporting period in order to estimate the number of awards that are expected to vest. Estimated forfeiture rates are based upon historical data on vesting behavior of employees. We adjust the total amount of compensation cost recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in our estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period. We have made an accounting policy decision to use the straight-line method of attribution of compensation expense, under which the grant date fair value of share-based awards will be recognized on a straight-line basis over the total requisite service period for the total award.

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

•
Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the six months ended June 30, 2008 and 2009, the volatility of our common stock has been high, 66%-91% and 71%-100%, respectively, which is common for entities in the biotechnology industry that do not have commercial products. A higher volatility input to the Black-Scholes model increases the resulting compensation expense.

•
The expected term of options granted represents the period of time that options granted are expected to be outstanding. For the six months ended June 30, 2008 and 2009, our expected term was calculated based upon historical data related to exercise and post-termination cancellation activity. Accordingly, for grants made to employees and officers (excluding our Chief Executive Officer) and directors, we are using expected terms of 5.33 and 8.0 years and 5.3 and 7.3 years, respectively. Beginning in the third quarter of 2008, we began estimating the expected term of stock options granted to our Chief Executive Officer separately from stock options granted to employees and officers, and the expected term was 7.8 years in the six months ended June 30, 2009. Expected term for options granted to non-employee consultants was ten years, which is the contractual term of those options. For the July 1, 2008 award, the Compensation Committee of the Board of Directors modified the form of the grant used for stock incentive awards to provide for vesting of stock incentive awards granted on that date ratably over a three-year period and for acceleration of the vesting of such awards and all previously granted and outstanding awards for any employee in the event that, following a Change in Control, such employee’s employment is Terminated without Cause (as such terms are defined in our 2005 Stock Incentive Plan).

index

•	Since we have never paid dividends and do not expect to pay dividends in the future, our dividend rate is zero.

•	The risk-free rate for periods within the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

A portion of the options granted to our Chief Executive Officer on July 1, 2002, 2003, 2004 and 2005, on July 3, 2006 and on July 2, 2007 cliff vests after nine years and eleven months from the respective grant date. The July 1, 2002, 2003 and 2005 awards have fully vested. Vesting of a defined portion of each award will occur earlier if a defined performance condition is achieved; more than one condition may be achieved in any period. In accordance with FAS 123(R), at the end of each reporting period, we will estimate the probability of achievement of each performance condition and will use those probabilities to determine the requisite service period of each award. The requisite service period for the award is the shortest of the explicit or implied service periods. In the case of the executive’s options, the explicit service period is nine years and eleven months from the respective grant dates. The implied service periods related to the performance conditions are the estimated times for each performance condition to be achieved. Thus, compensation expense will be recognized over the shortest estimated time for the achievement of performance conditions for that award (assuming that the performance conditions will be achieved before the cliff vesting occurs). On July 1, 2008, we granted options and restricted stock to our Chief Executive Officer which vest on the basis of the achievement of specified performance or market-based milestones. The options have an exercise price equal to the closing price on our common stock on the date of grant. The awards to our Chief Executive Officer are valued using a Monte Carlo simulation and the expense related to these grants will be recognized over the shortest estimated time for the achievement of the performance or market conditions. The awards will not vest unless one of the milestones is achieved or the market condition is met. Changes in the estimate of probability of achievement of any performance or market condition will be reflected in compensation expense of the period of change and future periods affected by the change.

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

In applying the treasury stock method for the calculation of diluted earnings per share (EPS), amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted earnings per share calculation unless they are anti-dilutive. We incurred net losses for the six months ended June 30, 2008 and 2009, and, therefore, such amounts have not been included for those periods in the calculation of diluted EPS since they would be anti-dilutive. Accordingly, basic and diluted EPS are the same for those periods. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls for purposes of diluted EPS calculations, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

For the six months ended June 30, 2008 and 2009, no tax benefit was recognized related to total compensation cost for share-based payment arrangements recognized in operations because we had net losses for those periods and the related deferred tax assets were fully offset by a valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six months ended June 30, 2008 and 2009.

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

Fair Value Measurements. Our available-for-sale investment portfolio consists of money market funds, corporate debt securities and auction rate securities, and is recorded at fair value in the accompanying condensed consolidated balance sheets in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The change in the fair value of these investments is recorded as a component of other comprehensive loss.

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

All three FSPs are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of these FSPs did not have a material effect on our financial position or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“FAS 165”) “Subsequent Events” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FAS 165 is effective for interim or annual periods ending after June 15, 2009. The adoption of FAS 165 did not have a material effect on our financial position or results of operations.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168 (“FAS 168”) “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” which became the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretative releases of the U.S. Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. FAS 168 is effective for interim or annual periods ending after September 15, 2009 and changes the way GAAP is referenced in notes to financial statements and management’s discussion and analysis of financial condition and results of operations. The adoption of FAS 168 is not expected to have a material effect on our financial position or results of operations.

index

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of money market funds, taxable corporate debt securities and auction rate securities. Our investments totaled $109.9 million at June 30, 2009. Approximately $18.8 million of these investments had fixed interest rates, and $91.1 million had interest rates that were variable. Our marketable securities are classified as available-for-sale.

Due to the conservative nature of our short-term fixed-interest-rate investments, we do not believe that we have a material exposure to interest-rate risk. Our fixed-interest-rate long-term investments are sensitive to changes in interest rates. Interest rate changes would result in a change in the fair values of these investments due to differences between the market interest rate and the rate at the date of purchase of the investment. A 100 basis point increase in the June 30, 2009 market interest rates would result in a decrease of approximately $0.03 million in the market values of these investments.

As a result of recent changes in general market conditions, we determined to reduce the principal amount of auction rate securities in our portfolio as they came up for auction and invest the proceeds in other securities in accordance with our investment guidelines. Beginning in February 2008, auctions failed for certain of our auction rate securities because sell orders exceeded buy orders. As a result, at June 30, 2009, we continue to hold approximately $4.1 million (4% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments, which, in the event of auction failure, are reset according to the contractual terms in the governing instruments. The principal amount of these remaining auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

We continue to monitor the market for auction rate securities and consider the impact, if any, of market conditions on the fair market value of our investments. If the auction rate securities market conditions do not recover or if we determine that it is more likely than not that we are required to sell to fund our operations before the investments recover, we may be required to record additional losses during the remainder of 2009, which may affect our financial condition, cash flows and net loss. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk, ongoing strength and quality of market credit and liquidity, and general economic and market conditions. We do not believe the carrying values of these auction rate securities are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of June 30, 2009 and the temporary impairment amount remained unchanged at $0.3 million. A 100 basis point increase to our internal analysis would result in an increase of approximately $0.042 million in the temporary impairment of these securities as of the six months ended June 30, 2009.

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

index

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2008 and our other public reports. In addition, the following risk factors have changed during the quarter ended June 30, 2009:

We have a history of operating losses, and we may never be profitable.

We have incurred substantial losses since our inception. As of June 30, 2009, we had an accumulated deficit of $315.7 million. We have derived no significant revenues from product sales or royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur additional operating losses in the future, which could increase significantly as we expand our clinical trial programs and other product development efforts.

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

As of June 30, 2009, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $117.5 million. During the six months ended June 30, 2009, we had a net loss of $17.0 million and cash used in operating activities was $26.2 million.

Although our spending on RELISTOR has been significant during 2007, 2008 and through the second quarter of 2009, our net expenses for RELISTOR have been reimbursed by Wyeth under the Collaboration Agreement. We expect our spending on RELISTOR will decline during the remainder of 2009 and thereafter, which will result in less reimbursement by Wyeth.

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

A substantial portion of our cash and cash equivalents are guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee programs. Our marketable securities, which include corporate debt securities and auction rate securities, are classified as available for sale and are predominantly not guaranteed. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities in 2009, are heavily concentrated in the U.S. financial sector, which continues to be under extreme stress.

index

At June 30, 2009, we continue to hold approximately $4.1 million of auction rate securities which, in the event of auction failure, have been reset according to the contractual terms in the governing instruments. To date, we have received all scheduled interest payments on these securities. We will not realize cash in respect of the principal amount of these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid, or a buyer outside the auction process emerges.

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

We are aware that Adolor Corporation, in collaboration with GlaxoSmithKline, received FDA approval in May 2008 for ENTEREG® (alvimopan), an oral form of an opioid antagonist, for postoperative ileus, “to accelerate the time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis.” We are also aware that Sucampo Pharmaceuticals, Inc., in collaboration with Takeda Pharmaceutical Company Limited, recently announced top-line results of two phase 3 pivotal clinical trials of AMITIZA® (lubiprostone) for the treatment of opioid-induced bowel dysfunction, and that Nektar Therapeutics has completed a phase 2 study of an oral once-a-day peripheral opioid antagonist in patients with OIC. In Europe, we are aware that Mundipharma International markets TARGIN® (oxycodone/naloxone, a combination of an opioid and systemic opioid antagonist). Any of these drugs may achieve a significant competitive advantage relative to our product. In any event, the considerable marketing and sales capabilities of these competitors may impair our ability to compete effectively in the market.

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

index

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

Our stock price has a history of significant volatility. Between January 1, 2007 and June 30, 2009, our stock price has ranged from $4.33 to $30.31 per share. Between July 1, 2009 and August 3, 2009, it has ranged from $4.92 to $5.92 per share. Historically, our stock price has fluctuated through an even greater range. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. The stock prices of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years, and current financial and market conditions have resulted in widespread pressures on securities of issuers throughout the world economy. Factors that may have a significant impact on the market price of our common stock include:

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

At June 30, 2009, our directors and executive officers and stockholders affiliated with Tudor Investment Corporation together beneficially own or control approximately one-fifth of our outstanding shares of common stock. At that date, our five largest stockholders, excluding our directors and executive officers and stockholders affiliated with Tudor, beneficially own or control in the aggregate approximately 57% of our outstanding shares. Our directors and executive officers and Tudor-related stockholders, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock. Other significant but unrelated stockholders could also exert influence in such matters.

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

Item 4. Submission of Matters to a Vote of Security Holders

              Our Annual Meeting of Stockholders was held on June 8, 2009. The matters voted upon at the meeting were (i) the election of eight directors of the Company; (ii) the approval of amendments to the 1998 Employee Stock Purchase Plan and the 1998 Non-Qualified Employee Stock Purchase Plan; (iii) the approval of an amendment to the 2005 Stock Incentive Plan; (iv) the ratification of the Board of Directors’ selection of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2009; and (v) the discretion of the proxies to vote on the transaction of other business. The number of votes cast for and against or withheld with respect to each matter voted upon at the meeting and the number of abstentions and broker non-votes are as follows:

	Votes For	Votes Against	Votes Withheld	Abstentions/ Broker Non-Votes
(i) Election of Directors
Kurt W. Briner	26,963,968	0	807,001	0
Charles A. Baker	23,876,367	0	3,894,602	0
Peter J. Crowley	26,993,349	0	777,620	0
Mark F. Dalton	23,873,699	0	3,897,270	0
Stephen P. Goff, Ph.D.	19,543,574	0	8,227,395	0
Paul J. Maddon, M.D., Ph.D.	26,920,861	0	850,108	0
David A. Scheinberg, M.D., Ph.D.	25,930,610	0	1,840,359	0
Nicole S. Williams	27,012,823	0	758,146	0

(ii) Approve Amendment of the 1998 Employee Stock Purchase Plans	18,547,353	5,311,940	4,463	3,907,213

(iii) Approve Amendment of the 2005 Stock Incentive Plan	14,682,211	9,175,911	5,633	3,907,214

(iv) Ratification of Selection of PricewaterhouseCoopers LLP	27,655,072	102,607	13,290	0

(v) Discretion on Other Business	7,597,788	20,070,101	103,079	0

index

Item 6. Exhibits

(a)	Exhibits

Exhibit Number	Description

31.1	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended

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

PROGENICS PHARMACEUTICALS, INC.
Date: August 6, 2009	By:	/s/ Robert A. McKinney
Robert A. McKinney Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)