Form 10-K
period 2009-12-31
PROGENICS PHARMACEUTICALS INC
filed 2010-03-15
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

                 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 000-23143

_____________

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
_____________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐   No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                 Yes ☐  No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2009, based upon the closing price of the Common Stock on The NASDAQ Stock Market LLC on that date of $5.15 per share, was $69,591,796 (1).
(1)
Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an “affiliate” of the Registrant for purposes of the Federal securities laws.

As of March 5, 2010, 32,229,627 shares of Common Stock, par value $.0013 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2010 Annual Meeting of Shareholders are hereby incorporated by reference into Part III of this Form 10-K where such portions are referenced.

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

We are also subject to risks and uncertainties associated with the actions of our corporate, academic and other collaborators and government regulatory agencies, including risks from market forces and trends; potential product liability; intellectual property, litigation, environmental and other risks; the risk that we may not be able to enter into a favorable collaboration or other relationships or that existing or future relationships may not proceed as planned; the risk that current and pending patent protection for our products may be invalid, unenforceable or challenged, or fail to provide adequate market exclusivity, or that our rights to in-licensed intellectual property may be terminated for our failure to satisfy performance milestones; the risk of difficulties in, and regulatory compliance relating to, manufacturing products; and the uncertainty of our future profitability.

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

Item 1. Business

Progenics Pharmaceuticals, Inc. is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward supportive care, oncology and virology. We commenced principal operations in 1988, became publicly traded in 1997 and throughout have been engaged primarily in research and development efforts, developing manufacturing capabilities, establishing corporate collaborations and raising capital. All of our operations are conducted at our facilities in Tarrytown, New York.

In supportive care, our first commercial product is RELISTOR (methylnaltrexone bromide) subcutaneous injection, a first-in-class therapy for opioid-induced constipation approved for sale in over 40 countries worldwide, including the United States, the European Union, Canada, Australia and Brazil. Marketing applications are pending elsewhere throughout the world.

In October 2009, we and Wyeth Pharmaceuticals terminated our 2005 RELISTOR collaboration, as a result of which we regained all worldwide rights to RELISTOR. Under our Transition Agreement, Wyeth is continuing to market and sell RELISTOR for a U.S. Sales Period ending September 30, 2010 and an ex-U.S. Sales Period ending December 31, 2010. After this transition period, we will assume full control of and responsibility for future development and commercialization of RELISTOR. Shortly after the termination, Pfizer Inc. completed its previously-announced acquisition of Wyeth, which is now a wholly owned subsidiary of Pfizer.

We are pursuing a range of strategic alternatives for RELISTOR, including licensing, collaboration and/or strategic alliances with world-wide or regional partners, U.S. commercialization of the currently-approved product on our own or with pharmaceutical detailing and sales organizations and/or co-promotion of the franchise with a partner using our own sales force. Our October 2008 out-license to Ono Pharmaceutical of the rights to subcutaneous RELISTOR in Japan is unaffected by termination of the Wyeth collaboration.

With the reacquisition of our rights to RELISTOR, we will be required, to the extent such tasks are not undertaken by one or more partners, to address new technological, clinical and commercial challenges, including, if we choose to sell and support or co-promote RELISTOR, hiring a sales force, developing a commercial regulatory compliance program and otherwise building a commercial infrastructure. This will be particularly the case with the oral formulation of the drug, for which we have taken over development responsibilities as part of the reacquisition. We expect to continue to incur operating losses which could increase significantly as we expand clinical trial and other product development efforts that we choose or are obligated to undertake. See Supportive Care; Licenses; and Risk Factors.

In oncology, we are conducting a phase 1 clinical trial of a fully human monoclonal antibody-drug conjugate (ADC) directed against prostate specific membrane antigen (PSMA), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. We are also developing therapeutic vaccines designed to stimulate an immune response to PSMA as an immunotherapy for prostate cancer. We are engaged in research to identify possible candidates that may be effective in blocking certain signaling pathways that are critical in the growth of aggressive cancers. See Oncology.

In virology, we are developing a viral-entry inhibitor -- a humanized monoclonal antibody, PRO 140 -- for human immunodeficiency virus (HIV), the virus that causes acquired immunodeficiency syndrome, or AIDS. We are developing the subcutaneous form of PRO 140 for treatment of HIV infection, which has the potential for weekly self-administration. In our hepatitis C efforts, we are evaluating second-generation HCV-entry inhibitors as possible development candidates. We are also engaged in research regarding a prophylactic vaccine against HIV infection and researching possible candidates that are HCV-entry inhibitors. See Virology.

Licensing and Collaboration. We seek out promising new products and technologies around which to build new development programs or enhance existing programs. We own the worldwide commercialization rights to each of our product candidates currently in development, and we are seeking collaboration partners to accelerate development of these candidates.

Following is a summary of our principal programs and product candidates:

Lead commercial product	Approved indication	Status

Supportive Care
RELISTOR-Subcutaneous injection	Approved U.S. label: Treatment of opioid-induced constipation (OIC) in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient (1)	Marketed in the U.S., E.U., Canada, Australia, Brazil and elsewhere.

Program/product candidates	Proposed therapeutic area	Status (2)

Supportive Care
RELISTOR-Subcutaneous injection	Treatment of OIC in patients with chronic pain not related to cancer	Phase 3
RELISTOR-Oral	Treatment of OIC	Expected to commence Phase 2b/3 trial in second half of 2010

Oncology
Prostate cancer
PSMA ADC	Treatment of prostate cancer	Phase 1
Recombinant protein vaccine (rsPSMA)	Immunotherapy for prostate cancer	Phase 1
Viral-vector vaccine (PSMA VRP)	Immunotherapy for prostate cancer	Phase 1

Evaluating multiplex phosphoinositide 3-kinase (PI3K) inhibitor development candidates	Treatment of cancer	Research

Virology
Human Immunodeficiency Virus (HIV)
PRO 140	Treatment of HIV infection	Phase 2 (3)
ProVax	Treatment and prevention of HIV infection	Research

Hepatitis C Virus (HCV) Evaluating HCV-entry development candidates	Treatment of HCV infection	Research

________________

(1)
RELISTOR is a Wyeth trademark which Progenics will acquire upon completion of the transition period following termination of our 2005 collaboration. The use of RELISTOR beyond four months has not been studied. Full U.S. prescribing information is available at www.RELISTOR.com. In this document, “RELISTOR” may refer to methylnaltrexone as it has been and is being developed and commercialized by or in collaboration with Progenics. Subcutaneous RELISTOR has received regulatory marketing approval for specific indications, and references to RELISTOR do not imply that any other form or possible use of the drug has received such approval.

(2)	Research means initial research related to specific molecular targets, synthesis of new chemical entities, assay development or screening for identification of lead compounds.
Pre-clinical means a lead compound undergoing toxicology, formulation and other testing in preparation for clinical trials.
Phase 1-3 clinical trials are safety and efficacy tests in humans:
Phase 1: Initial evaluation of safety in humans; study method of action and metabolization.
Phase 2: Evaluation of safety, dosing and activity or efficacy; continue safety evaluation.
Phase 3: Larger scale evaluation of safety, efficacy and dosage.
(3)	Advancement of this program is subject to our obtaining pivotal clinical-trial funding, for which we have applied to government agencies.

Supportive Care

It is estimated that in 2008 nearly 250 million prescriptions for opioid-based medications such as morphine and codeine were written in the U.S. to control moderate-to-severe pain in patients receiving palliative care, undergoing surgery, experiencing chronic pain or with other medical conditions. Opioids relieve pain by interacting with receptors located in the brain and spinal cord, but also activate receptors in the gut, often resulting in constipation, referred to as opioid-induced constipation or OIC. As a result of OIC, many patients may stop or reduce their opioid therapy, opting to endure pain in order to obtain relief from their OIC and its associated side effects.

RELISTOR, the first approved treatment for OIC that addresses the underlying mechanism of this condition, is a selective, peripherally acting, mu-opioid-receptor antagonist that decreases the constipating side effects induced by opioid pain medications in the gastrointestinal tract without diminishing the ability of these medications to relieve pain. Relief of OIC is an important need that is not adequately met by any other approved drug or intervention. Because of its chemical composition, RELISTOR has restricted access to the blood-brain barrier to enter the central nervous system, where pain is perceived. Outside the central nervous system, RELISTOR competes with opioid pain medications for binding sites on opioid receptors, displacing the pain medications only in the periphery and selectively “turning off” the constipating effects of those medications on the gastrointestinal tract without affecting pain relief occurring in the central nervous system.

Subcutaneous RELISTOR. In the second quarter of 2008 we began earning royalties on Wyeth’s sales of RELISTOR. RELISTOR net sales and related royalties earned through the end of 2009 are set forth below. Our recognition of royalty revenue for financial reporting purposes is explained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and our financial statements elsewhere in this document.

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
Net Sales By Wyeth	$1,900	$3,200	$3,300	$3,900	$12,300
Royalties Earned	280	487	497	589	1,853

	2008
	Second Quarter	Third Quarter	Fourth Quarter	Full Year
	(in thousands)
Net Sales By Wyeth	$2,100	$800	$1,500	$4,400
Royalties Earned	321	117	227	665

Under the Transition Agreement, Wyeth has agreed to pay us the sum of $10.0 million in six quarterly installments and is continuing certain ongoing development efforts for subcutaneous RELISTOR, at its expense, through September 30, 2010. Wyeth’s international sales and marketing obligations during the ex-U.S. Sales Period are subject to certain extension and early transition options available to us. Wyeth will continue to pay royalties on worldwide sales as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets are not met or (ii) an extended ex-U.S. Sales Period in the subject country. Principal responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR will be transferred during and as part of the transition. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, and/or other assistance with respect to agreed-upon regulatory, manufacturing and supply matters. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of the Sales Periods on agreed-upon terms and conditions.

Under its License Agreement from us, in June 2009, Ono began clinical testing in Japan of RELISTOR subcutaneous injection and is continuing development of the drug there. In August 2009, we and Wyeth announced submission to U.S. and E.U. regulators of applications for subcutaneous RELISTOR in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers.

We are also developing subcutaneous RELISTOR for treatment of OIC outside the advanced-illness setting, in individuals with chronic pain not related to cancer. We and Wyeth recently completed enrollment in a one-year, open-label safety study, results from which, together with results from a previous phase 3 efficacy trial, will support planned regulatory filings in early 2011 in the U.S., Europe and elsewhere for approval of RELISTOR to treat OIC in the chronic-pain setting.

Oral RELISTOR. As part of our reacquisition of RELISTOR, we have taken over development responsibilities for an oral formulation of RELISTOR for the treatment of OIC in patients with chronic, non-cancer pain. In March 2010, we announced that we plan to advance oral methylnaltrexone for the treatment of OIC into late stage clinical development and will commence a phase 2b/3 clinical trial of a methylnaltrexone tablet in chronic-pain patients in the second half of 2010.

*   *   *

Our oncology and virology product candidates are not as advanced in development as RELISTOR, and we do not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term.

Oncology

Prostate cancer is a common cancer affecting men in the U.S. and a leading cause of cancer deaths in men each year. The National Cancer Institute estimates that, based on rates from 2002-2004, one in six men will be diagnosed with this disease. The American Cancer Society estimated that 192,280 new cases of prostate cancer would be diagnosed and that 27,360 men would die from the disease in 2009 in the U.S. Conventional therapies, including radical prostatectomy, radiation, hormone therapies and chemotherapy, may have or increase the risk of side effects, including impotence, incontinence, high cholesterol levels and increased blood-clot risk, and some are generally not intended to be curative and are not actively used to treat localized, early-stage prostate cancer.

Through our PSMA Development Company, we conduct research and development programs relating to antibody and vaccine therapies directed against prostate specific membrane antigen, or PSMA, a protein that is abundantly expressed on the surface of prostate cancer cells as well as cells in the newly formed blood vessels of many other solid tumors. Our fully human monoclonal ADC is designed to deliver a chemotherapeutic agent to cancer cells by targeting the three-dimensional structure of the PSMA protein on these cells and binding to and internalizing within the cell. We believe a PSMA-directed therapy may have application in prostate cancer and solid tumors of other types of cancer. We are conducting a phase 1 dose-escalation clinical study, commenced in 2008, to assess PSMA ADC’s safety, tolerability and initial clinical activity in patients with progressive, castrate-resistant prostate cancer. We are pursuing strategic collaborations with biopharmaceutical companies to support development of PSMA ADC.

We have also initiated clinical study of a therapeutic vaccine utilizing viral vectors designed to deliver the PSMA gene to certain immune system cells in order to generate potent and specific immune responses to prostate cancer cells. In pre-clinical studies, this vaccine generated a potent dual response against PSMA, by both antibodies and killer T-cells, the two principal mechanisms used by the immune system to eliminate abnormal cells. In addition, we are developing a vaccine combining the PSMA cancer antigen (recombinant soluble PSMA) with an immune stimulant to induce an immune response against prostate cancer cells.

We recently presented data from preclinical studies of novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors -- synthetic, small-molecule compounds identified by us that, in laboratory studies, blocked both PI3K, a key regulator of one molecular signaling pathway, and MNK, an oncogenic kinase in the Ras pathway. We believe simultaneously blocking these interlinked cellular pathways may provide a strategy to combat some of the most aggressive forms of cancer.

Virology

HIV. An estimated 33 million people worldwide are infected with HIV, which causes slowly progressing immune system deterioration resulting in AIDS. Although most prevalent in sub-Saharan Africa, the current commercial market is generally limited to the U.S. and Europe, where it is estimated over two million people are infected. HIV infects and kills cells that have the CD4 receptor on their surface, including critical immune system components such as T-lymphocytes, monocytes, macrophages and dendritic cells. The current standard of HIV care, known as combination therapy, slows progression of disease but is not a cure. HIV’s rapid mutation rate results in resistance to existing drugs, while dosing inconsistencies and toxic side effects further dilute their impact.

Viral entry inhibitors, such as our drug candidate PRO 140, represent the newest class of drugs for HIV patients. Our program is based on blocking the binding of HIV to CCR5, a co-receptor to CD4. CCR5 inhibitors such as PRO 140 do not block the entry of virus that uses CXCR4, a less ubiquitous co-receptor to CD4 that is used by some strains of HIV either exclusively or in addition to CCR5. At therapeutic concentrations tested to date, PRO 140 does not appear to interfere with CCR5’s normal function in the body’s inflammatory response. PRO 140 has been granted “Fast Track” status from the FDA, which facilitates development and expedites regulatory review of drugs intended to address unmet medical needs for serious or life-threatening conditions. We are developing the subcutaneous form of PRO 140 for treatment of HIV infection, which has the potential for weekly self-administration. Advancement of this program is subject to our obtaining pivotal clinical-trial funding, for which we have applied to government agencies.

    ProVax is our vaccine product candidate, under development for the prevention of HIV infection or as a therapeutic treatment for HIV-positive individuals, which is designed to stimulate the production of specific HIV neutralizing antibodies, a process that to date has been difficult to induce with vaccines currently in development. We have previously funded this project via a National Institutes of Health contract, and in June 2009, were awarded a five-year NIH grant totaling up to $14.5 million to continue this work, subject to annual funding approvals and customary compliance obligations.

    HCV. We are evaluating second-generation HCV-entry inhibitors as possible development candidates to treat the most common blood-borne infection in the U.S. and a major cause of chronic liver disease. According to the U.S. Centers for Disease Control and Prevention, an estimated 4.1 million Americans have been infected with HCV, of whom 3.2 million are chronically infected, with approximately 17,000 new infections in 2007; more than 170 million people worldwide are estimated to be infected. Chronic hepatitis C, an under-recognized disease which can lead to cirrhosis and ultimately liver failure, is now the most common reason for liver transplantation and the leading cause of liver cancer in the U.S.

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

    RELISTOR

•  The October 2009 Transition Agreement with Wyeth provides for the termination of our 2005 collaboration agreement and the transition to Progenics of responsibility for the development and commercialization of RELISTOR. Under it, Wyeth’s license of Progenics technology is terminated except as necessary for performance of Wyeth’s obligations during the transition period, and Wyeth has returned the rights to RELISTOR that we granted under the 2005 agreement.

Wyeth is continuing to market and sell RELISTOR worldwide in accordance with an agreed-upon commercialization plan. Wyeth will continue to market and sell RELISTOR through September 30, 2010 in the United States and through December 31, 2010 in the rest of the world other than Japan, subject to ex-U.S. country-by-country extensions, at Progenics’ option in certain circumstances, and ex-U.S. country-by-country early transition, at Progenics’ option. Wyeth shall continue to pay royalties as provided in the 2005 Agreement except that no royalties shall be payable in respect of ex-U.S. sales made during (i) the fourth quarter of 2010 to the extent that certain financial targets for such quarter are not met or (ii) an extended international sale period in the subject country. Wyeth has also agreed to pay us the sum of $10.0 million in installments through January, 2011, and, at its expense, is continuing certain ongoing development efforts for subcutaneous RELISTOR through September 30, 2010, including conducting specified clinical studies, and is providing support for developing specified new delivery mechanisms, in accordance with an agreed-upon development plan.

Progenics has assumed responsibility for development of oral RELISTOR, including conduct of clinical trials, and the parties are transitioning to Progenics responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR. Wyeth is providing financial resources and/or other assistance with respect to additional agreed-upon regulatory, manufacturing and supply matters, and Progenics has agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of its Sales Periods on agreed-upon terms and conditions. Wyeth has granted us a fully-paid up, irrevocable, exclusive (except as to Wyeth and its affiliates) license to relevant technology generated by Wyeth alone or in conjunction with Progenics during the course of our 2005 collaboration and during Wyeth’s performance of its Termination Agreement obligations, assigned or agreed to assign to us specified RELISTOR-related commercial intellectual property, including trademarks, Internet domain names and copyrights, and agreed not to assert against us or our affiliates, licensees or other third-party business partners any patent rights owned by Wyeth or its affiliates that would be infringed by unlicensed development or commercialization of RELISTOR. Progenics now controls filing, prosecution, abandonment and enforcement against third party infringers of the patent rights related to its technology and those licensed to it by Wyeth. The Termination Agreement also provides for transfer of development, manufacturing and commercialization records and other materials, mutual releases between the parties and indemnification, dispute resolution, non-disparagement and other customary provisions.

    The 2005 collaboration agreement was in effect until October 2009, which includes periods covered by this report. Under that agreement, we granted to Wyeth an exclusive, worldwide license to develop and commercialize RELISTOR and assigned certain agreements to it. We were responsible for developing the subcutaneous and intravenous formulations in the U.S. until they received regulatory approval, while Wyeth was responsible for these formulations outside the U.S. (other than Japan after execution of the Ono license) and for developing the oral formulation worldwide. From January 2006 to October 2009, development costs for RELISTOR were paid by Wyeth. We were reimbursed for out-of-pocket costs and received reimbursement for our efforts based on our employees devoted to them, subject to Wyeth’s audit rights and possible reconciliation. Commercialization decisions were made by Wyeth, which also was obligated to pay all commercialization costs, including manufacturing costs, and retained all proceeds from product sales, subject to royalties and other amounts payable to us. The collaboration was overseen by committees, which coordinated or monitored the companies’ key strategic, development and commercialization activities.

•  We have exclusive rights to develop and commercialize methylnaltrexone, the active ingredient of RELISTOR, under license from the University of Chicago. We are obligated to make milestone and royalty payments to the University that in general extend to the expiration of the last-to-expire relevant patent.

•  We have licensed to Ono Pharmaceutical the rights to subcutaneous RELISTOR in Japan, where Ono is responsible for developing and commercializing subcutaneous RELISTOR, including conducting clinical development to support regulatory marketing approval. Ono will own the subcutaneous filings and approvals relating to RELISTOR in Japan. We have received a $15.0 million upfront payment from Ono, and are entitled to receive up to an additional $20.0 million, payable upon achievement of development milestones. Ono is also obligated to pay us royalties and commercialization milestones on sales of subcutaneous RELISTOR in Japan. Ono has the option to acquire the rights to develop and commercialize other formulations of RELISTOR in Japan, on terms to be negotiated separately. Supervision of and consultation with respect to Ono’s development and commercialization responsibilities are carried out by joint committees. The Ono License contains, among other terms, provisions which permit termination by either party upon the occurrence of certain events.

    PSMA

•  PSMA Development Company LLC has a collaboration agreement with Seattle Genetics, Inc., under which SGI has granted it an exclusive worldwide license to SGI’s proprietary ADC technology. PSMA LLC has the right to use this technology, which is based in part on technology licensed by SGI from third parties, to link chemotherapeutic agents to PSMA LLC’s monoclonal antibodies that target prostate specific membrane antigen. PSMA LLC is responsible for research, product development, manufacturing and commercialization of all products, and may sublicense the ADC technology to a third party manufacturer. PSMA LLC is obligated to make maintenance payments, milestone payments aggregating up to $14.0 million and to pay royalties to SGI and its licensors, as applicable, on a percentage of net sales. The SGI agreement terminates at the latest of (i) the tenth anniversary of the first commercial sale of each licensed product in each country or (ii) the latest date of expiration of patents underlying the licensed products. PSMA LLC may terminate the agreement upon advance written notice, and SGI may terminate if PSMA LLC fails to cure a breach of an SGI in-license within a specified time period after written notice. In addition, either party may terminate the agreement after written notice upon an uncured breach or in the event of bankruptcy of the other party. As of December 31, 2009, PSMA LLC has paid approximately $3.6 million under this agreement, including $1.0 million in milestone payments.

•  PSMA LLC also has a worldwide exclusive licensing agreement with Abgenix (now Amgen Fremont, Inc.) to use its XenoMouse® technology for generating fully human antibodies to PSMA LLC’s PSMA antigen. PSMA LLC is obligated to make development and commercialization milestone payments with respect to products incorporating an antibody generated utilizing the XenoMouse technology. As of December 31, 2009, PSMA LLC has paid $850,000 under this agreement and is obligated to pay up to an additional $6.25 million if certain milestones are met, along with royalties based upon net sales of antibody products, if any. This agreement may be terminated, after an opportunity to cure, by Abgenix for cause upon 30 days prior written notice; PSMA LLC has the right to terminate upon 30 days prior written notice. The agreement continues until the later of the expiration of the XenoMouse technology patents that may result from pending patent applications or seven years from the first commercial sale of the products.

•  PSMA LLC has a worldwide exclusive license agreement with AlphaVax Human Vaccines to use its Replicon Vector system to create a therapeutic prostate cancer vaccine incorporating PSMA LLC’s proprietary PSMA antigen. PSMA LLC is obligated to make development and commercialization milestone payments with respect to products incorporating AlphaVax’s system. As of December 31, 2009, PSMA LLC has paid $2.0 million under this agreement and is obligated to pay up to an additional $5.3 million if certain milestones are met along with annual maintenance fees and royalties based upon net sales of any products developed using AlphaVax’ system. This agreement may be terminated, after an opportunity to cure, by AlphaVax under specified circumstances, including PSMA LLC’s failure to achieve milestones; the consent of AlphaVax to revisions to the milestones due dates may not, however, be unreasonably withheld. PSMA LLC has the right to terminate upon 30 days prior written notice. The agreement continues until the later of the expiration of the patents relating to AlphaVax’s system or seven years from the first commercial sale of the products developed using that system. Pending U.S. and international patent applications and patent-term extensions may extend the period of our license rights when and if they are allowed, issued or granted.

    PRO 140; Virology

•  Protein Design Labs (now Facet Biotech Corporation) humanized a murine monoclonal antibody developed by us (humanized PRO 140) and granted us related licenses under patents and patent applications, in addition to know-how. In general, these licenses are fully paid after the latest of (i) the tenth anniversary of the first commercial sale of a product developed thereunder, (ii) expiration of the last-to-expire relevant patent or (iii) the tenth anniversary of the latest filed pending patent application. Pending U.S. and international patent applications and patent-term extensions may extend the period of our license rights when and if they are allowed, issued or granted. We may terminate the license on 60 days prior written notice, and either party may terminate on 30 days prior written notice for an uncured material breach (ten days for payment default). As of December 31, 2009, we have paid Facet’s predecessors $5.4 million, and if all milestones are achieved, we will be obligated to pay an additional approximately $2.0 million. We are also required to pay annual maintenance fees of $150,000 and royalties on sales of products developed under the license.

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

    Our patent portfolio relating to our proprietary technologies in the supportive care, oncology and virology areas is currently comprised, on a worldwide basis, of 154 patents that have been issued and 372 pending patent applications, which we either own directly or of which we are the exclusive licensee. Our issued patents expire on dates ranging from 2010 through 2026. Patent-term extensions and pending patent applications may extend the period of patent protection afforded our products in development.

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

    When a product candidate is found in phase 2 evaluation to have an effect and an acceptable safety profile, phase 3 trials are undertaken in order to further evaluate clinical efficacy and test for safety within an expanded population. Safety studies are conducted in accordance with the FDA’s International Conference on Harmonization (ICH) Guidelines. Phase 2 results do not guarantee a similar outcome in phase 3 trials. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

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

    Other Regulation. In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and various other current and potential future federal, state or local regulations. Our research and development involves the controlled use of hazardous materials, chemicals, viruses and various radioactive compounds. Although we believe that our safety procedures for storing, handling, using and disposing of such materials comply with the standards prescribed by applicable regulations, we cannot completely eliminate the risk of accidental contaminations or injury from these materials. In the event of such an accident, we could be held liable for any legal and regulatory violations as well as damages that result. Any such liability could have a material adverse effect on Progenics.

Manufacturing

    Under the Transition Agreement with Wyeth, we will be responsible for obtaining supplies of RELISTOR after the end of Wyeth’s transition obligations, which include supplying us and our collaboration partner(s) with finished subcutaneous drug product and active pharmaceutical ingredient (API) remaining in Wyeth’s inventories. Going forward, we expect we or our collaboration partner(s) or licensee(s) will extend current relationships or contract with one or more other contract manufacturing organizations (CMOs) for supply of RELISTOR API and subcutaneous and oral finished drug product. See Risk Factors.

    We currently manufacture clinical trial supplies of our PSMA monoclonal antibody in our biologics pilot production facilities in Tarrytown, New York, and have engaged third-party CMOs for other portions of the PSMA ADC manufacturing process. We expect our manufacturing capacity will not be sufficient for all of our late-stage clinical trials or commercial-scale requirements. If we are unable to arrange for satisfactory CMO services, or otherwise determine to acquire additional manufacturing capacity, we will need to expand our manufacturing staff and facilities or obtain new facilities. In order to establish a full-scale commercial manufacturing facility for any of our product candidates, we would need to spend substantial additional funds, hire and train significant numbers of employees and comply with the extensive FDA regulations applicable to such a facility.

Sales and Marketing

    We are pursuing a range of strategic alternatives for RELISTOR, including licensing, collaboration, strategic alliances with worldwide or regional partners, U.S. commercialization of the currently approved product on our own or with third-party detailing and sales organizations and/or co-promotion of the franchise with our own sales force. We also continue to seek strategic collaborations and other funding support for product candidates in our pipeline. We plan to market other products for which we obtain regulatory approval through co-marketing, co-promotion, licensing and distribution arrangements with third-party collaborators, and may also consider contracting with professional detailing and sales organizations to perform promotional and/or medical-scientific support functions for all our products. See Risk Factors.

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

    RELISTOR is the first FDA-approved product for any indication involving OIC. We are, however, aware of products in pre-clinical or clinical development that target the side effects of opioid pain therapy. Adolor Corporation markets ENTEREG® (alvimopan) for the treatment of postoperative ileus, and is re-evaluating an entry-stage compound for OIC in chronic-pain patients. Sucampo Pharmaceuticals, Inc., in collaboration with Takeda Pharmaceutical Company Limited, markets AMITIZA® (lubiprostone) for chronic idiopathic constipation and recently completed two phase 3 pivotal clinical trials of this drug for opioid-induced bowel dysfunction. In Europe Mundipharma International Limited markets TARGIN® (oxycodone/naloxone), a combination of an opioid and a systemic opioid antagonist. A Nektar Therapeutics-AstraZeneca collaboration has announced phase 2 results of an oral peripheral mu-opioid receptor antagonist in patients with OIC and is developing a related combination product. Alkermes, Inc. recently completed phase 1 clinical testing on an oral peripherally-restricted opioid antagonist, and has a combination product in preclinical testing. Theravance, Inc. recently completed phase 1 clinical testing of an oral peripheral mu-opioid antagonist.

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

    Currently approved drugs for the treatment of HIV infection and AIDS have shown efficacy alone and in conjunction with other agents, the latter of which we have not demonstrated for PRO 140. We are aware of two approved drugs, Trimeris’ FUZEON® and Pfizer’s SELZENTRY®, designed to treat HIV infection by blocking viral entry.

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

    A significant amount of research in the biopharmaceutical field is also being carried out at academic and government institutions. An element of our research and development strategy is to in-license technology and product candidates from academic and government institutions. These institutions are sensitive to the commercial value of their findings and pursue patent protection and negotiate licensing arrangements to collect royalties for use of technology they develop. These institutions may also market competitive commercial products on their own or in collaboration with competitors and compete with us in recruiting highly qualified scientific personnel. Any resulting increase in the cost or decrease in the availability of technology or product candidates from these institutions may adversely affect our business strategy.

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

Human Resources

    At December 31, 2009, we had 204 full-time employees, 32 of whom hold Ph.D. degrees, 8 of whom hold M.D. degrees and two of whom, including Dr. Paul J. Maddon, our Chief Executive Officer and Chief Science Officer, hold both Ph.D. and M.D. degrees. At that date, 158 employees were engaged in research and development, medical, regulatory affairs and manufacturing activities and 46 were engaged in finance, legal, administration and business development. In early 2010, we implemented a reduction in headcount, as a result of which we have 178 full-time employees at March 1, 2010. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Item 1A. Risk Factors

    Our business and operations entail a variety of serious risks and uncertainties, including those described below.

Our business is inherently risky.

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

    In addition to the risks we face in our research and development activities, and our business as a publicly held commercial enterprise devoted to developing and commercializing high-technology consumer products, the reacquisition of our rights to RELISTOR presents us with substantial new risks, including the following:

The return of our rights to RELISTOR presents us with substantial new risks. For example, if we are unable to establish satisfactory relationships with one or more partners to develop and commercialize RELISTOR worldwide, we would need to make significant investment to establish a sales and marketing infrastructure and related staff, and in the meantime may be dependent on third parties for their expertise in this area.

    As a result of the termination of the Wyeth collaboration, we continue to face all of the risks to which we are currently subject as well as the additional risks attendant to establishing new collaborative or other relationships with one or more partners to develop and commercialize RELISTOR. If we are unable to do so, we will also face substantial risk in having sole responsibility for developing and commercializing a regulated pharmaceutical product. Even with a partner, significant investment, time and managerial resources may be required to build a commercial infrastructure to co-promote, co-market or otherwise market, sell and support a pharmaceutical product. To the extent not funded from outside sources -- and in any case prior to securing any such funding -- these efforts will increase our cash requirements and result in a higher cash burn rate, which will have a material adverse effect on our financial resources and operational results.

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

    Should we choose to commercialize RELISTOR directly, even in part of the world, we may not be successful in developing an effective sales, marketing and distribution infrastructure or in achieving sufficient market acceptance. Alternatively, we may also consider contracting with a third party professional pharmaceutical detailing and sales organization to perform all or certain marketing functions. To the extent we enter into distribution, co-marketing, co-promotion, detailing or licensing arrangements for our products, any revenues we receive will depend in substantial part or primarily on the efforts of third parties. We may not be able to control the amount and timing of marketing resources these third parties devote to our products.

We are dependent on Wyeth, Ono and other business partners to develop and commercialize RELISTOR in their respective areas, exposing us to significant risks. As a result of termination of our collaboration, Wyeth has a limited ongoing commercial interest in RELISTOR during the transition.

    We are and will be dependent upon Wyeth (during the transition of its responsibilities to us pursuant to the Transition Agreement), Ono and any other business partner(s) with which we may collaborate in the future to perform and fund development, including clinical testing of RELISTOR, make related regulatory filings and manufacture and market products in their respective territories. Revenues from the sale of RELISTOR currently depend almost entirely upon the efforts of Wyeth, which during the transition has significant discretion in determining the efforts and resources it applies to sales of RELISTOR. Ono will have similar discretion with respect to sales in Japan. Neither may be effective in marketing such products, and these considerations may apply to other business partners. Our business relationships with Wyeth, Ono and other partners may not be scientifically, clinically or commercially successful.

    As a result of termination of our relationship with Wyeth, we are seeking alternative arrangements with one or more other parties to develop and commercialize RELISTOR. We might also seek alternative arrangements if our relationship with Ono were to terminate. We may not be able to enter into such arrangements with other suitable companies on acceptable terms or at all, in which event we would have to develop sales and marketing organization and a distribution infrastructure, neither of which we currently have, in order to continue to develop and commercialize RELISTOR on our own. Developing these resources would be an expensive and lengthy process and will have a material adverse effect on our financial resources and profitability. Termination of our relationship with Wyeth may also seriously compromise the development program for RELISTOR and possibly our other product candidates, as we may experience significant delays and may have to assume full funding and other responsibility for development and commercialization. Any of these outcomes would result in delays in our ability to distribute RELISTOR and would increase our expenses.

    Wyeth’s development and commercialization obligations during the transition period are limited by the Transition Agreement and are less extensive than its obligations under the 2005 collaboration. The acquisition of Wyeth by Pfizer has resulted in management and personnel changes, and by returning our RELISTOR rights, Wyeth has a limited ongoing commercial interest in the RELISTOR franchise. We cannot guarantee that Wyeth’s efforts during the transition will achieve any particular level of success in marketing and sale, regulatory approval or clinical development of RELISTOR.

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

If we are unable to negotiate collaborative agreements, or if such arrangements are delayed or are relatively unfavorable to us, our cash burn rate will increase and our rate of product development could decrease.

    We are pursuing significant collaborations, strategic partnerships or other arrangements to continue worldwide development and commercialization of RELISTOR following expiration of the transition period. Our overall business strategy includes entering into collaborations with pharmaceutical and biotechnology companies to develop and commercialize product candidates and technologies. We may not be successful in negotiating such arrangements at all, in optimal time frames or on favorable terms. In particular, if we do not enter into new collaborative arrangements for RELISTOR on satisfactory terms and within the timeframes established by the Transition Agreement -- and in any case prior to entering into any such arrangements -- we will have to devote more of our resources to clinical product development and product-launch activities, and our cash burn rate will increase. In that event, we will need to take steps to reduce our rate of product development for other programs, and may also have to seek additional sources of capital. If we are not successful in negotiating satisfactory new arrangements with respect to the RELISTOR franchise, these challenges will be substantial. We cannot assure you that any currently-contemplated or future collaboration or other initiatives for funding our product candidate programs will be successfully concluded.

We lack sales and marketing infrastructure and related staff, which will require significant investment to establish and in the meantime may make us dependent on third parties for their expertise in this area.

    We have no established sales, marketing or distribution infrastructure. Significant investment, time and managerial resources are required to build the commercial infrastructure required to market, sell and support a pharmaceutical product. Should we choose to commercialize RELISTOR or another product directly, we may not be successful in developing an effective commercial infrastructure or in achieving sufficient market acceptance. Alternatively, we may choose to market and sell our products through distribution, co-marketing, co-promotion or licensing arrangements with third parties. We may also consider contracting with third party professional pharmaceutical detailing and sales organizations to perform the marketing function for our products. To the extent that we enter into such arrangements, any revenues we receive will depend on the efforts of third parties. We may not control the amount and timing of marketing resources these third parties devote to our products.

Our products may face regulatory, legal or commercial challenges even after approval.

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

    •    Efficacy or safety concerns regarding marketed products may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-
    clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales or other adverse events. For example, in early 2009 the FDA identified a potential RELISTOR safety issue involving gastrointestinal perforation. The agency is continuing to evaluate to determine the need for any regulatory action; the appearance of a drug on this FDA list does not mean that the agency has concluded that the drug has such a risk. These potential consequences may occur whether or not the concerns originate from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not they are scientifically justified.

    •    We or our collaborators might experience manufacturing problems, which could have the same, similar or other consequences.

    •    We and our collaborators will be subject to ongoing FDA obligations and continuous regulatory review.

    •    If products lose previously received marketing and other approvals, our financial results would be adversely affected.

Competing products in development may adversely affect acceptance of our products.

    We are aware of the following competition and potential competition to RELISTOR:

    •    An Adolor Corporation-GlaxoSmithKline PLC collaboration received FDA approval in 2008 for ENTEREG® (alvimopan), an oral opioid antagonist for postoperative ileus indicated “to accelerate the time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis.” Adolor is also re-evaluating an entry-stage compound for OIC in chronic-pain patients.

    •    A Sucampo Pharmaceuticals, Inc.-Takeda Pharmaceutical Company Limited collaboration, markets AMITIZA® (lubiprostone) for chronic idiopathic constipation and recently completed two phase 3 pivotal clinical trials of this drug for opioid-induced bowel dysfunction.

    •    In Europe, Mundipharma International Limited markets TARGIN® (oxycodone/naloxone), a combination of an opioid and a systemic opioid antagonist.

    •    A Nektar Therapeutics-AstraZeneca PLC collaboration recently announced phase 2 results of an oral peripheral mu-opioid receptor antagonist in patients with
    OIC, and is developing a related combination product. AstraZeneca is a leader in gastrointestinal medicine, and their collaboration may have a time-to-market advantage over us with respect to an oral therapy for OIC in chronic-pain patients.

    •    Alkermes, Inc. recently completed phase 1 clinical testing of an oral peripherally-restricted opioid antagonist, and has a combination product in preclinical testing.

    •    Theravance, Inc. recently completed phase 1 clinical testing of and oral peripheral mu-opioid antagonist.

    Any of these approved products or product candidates may achieve a significant competitive advantage relative to our product. In any event, the existing or future marketing and sales capabilities of these competitors may impair our ability to compete effectively in the market.

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

    In the case of PRO 140, currently-approved drugs for the treatment of HIV infection and AIDS have shown efficacy alone and in conjunction with other agents, the latter of which we have not demonstrated for PRO 140. We are aware of two approved drugs, Trimeris’ FUZEON® and Pfizer’s SELZENTRY®, designed to treat HIV infection by blocking viral entry. We are also aware of various HCV drugs in pre-clinical or clinical development.

Both our immediate need to transition RELISTOR and our long-term strategy with respect to RELISTOR and our other product candidates may require us to obtain additional financing. Our access to capital funding is uncertain.

    As of December 31, 2009, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $96.2 million. During the year ended December 31, 2009, we had a net loss of $30.6 million and cash used in operating activities was $49.8 million. Additional expenses we incur in future development and commercialization of RELISTOR will result in accelerating diminution of our cash and growth of our losses to the extent those expenses are not funded from outside sources. By reacquiring the rights to RELISTOR from Wyeth, we have become responsible for the future development and commercialization of the currently-marketed drug after the transition and for new formulations. We do not have committed external sources of funding for these responsibilities, and are seeking additional external funding through collaborative, license or other agreements with one or more pharmaceutical companies. To the extent we are not successful in these efforts, we will have to fund them from cash on hand.

    With regard to both RELISTOR and our other product candidates, we expect to continue to incur significant development expenditures. We cannot predict when we will need additional funds, how much we will need, the form any financing may take (such as securities issuance or royalty or other financing), or whether additional funds will be available at all, especially in light of current conditions in global credit and financial markets. Our need for future funding will depend on numerous factors, such as the availability of new product development projects or other opportunities which we cannot predict, and many of which are outside our control. In particular, we cannot assure you that any currently-contemplated or future initiatives for funding our product candidate programs will be successful.

    Our access to capital funding is always uncertain. Stresses in international markets are still affecting access to capital. We may not be able at the necessary time to obtain additional funding on acceptable terms, or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize our business.

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

    Clinical testing is very expensive and can take many years. Results attained in early human clinical trials may not be indicative of results in later clinical trials. In addition, many of our investigational or experimental drugs, such as PRO 140 and the PSMA product candidates, are at an early stage of development, and successful commercialization of early stage product candidates requires significant research, development, testing and approvals by regulators, and additional investment. Our products in the research or pre-clinical development stage may not yield results that would permit or justify clinical testing. Our failure to demonstrate adequately the safety and efficacy of a product under development would delay or prevent marketing approval, which could adversely affect our operating results and credibility.

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

    Ono is conducting required clinical trials with Japanese patients to obtain regulatory approval of RELISTOR in Japan. There can be no assurance that these clinical trials will yield results adequate for that regulatory approval.

    We are conducting clinical trials of PRO 140, PSMA ADC and prostate cancer vaccine candidates. If the results of these or future clinical studies of our candidates are not satisfactory, we would need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved. Because our vaccine product candidates may be deemed to involve gene therapy, a relatively new technology that has not been extensively tested in humans, regulatory requirements applicable to them may be unclear, or subject to substantial regulatory review that delays the development and approval process generally.

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

• our inability to obtain additional funding when needed; and

• manufacturing problems.

    We have limited experience in conducting clinical trials, and we rely on others to conduct, supervise or monitor some or all aspects of some of our clinical trials. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. Under our 2005 collaboration agreement with Wyeth, Wyeth had the responsibility to conduct some of the clinical trials, including all trials outside of the United States other than Japan, where Ono has the responsibility for clinical trials. Upon completion of the transition, we will have responsibility for these trials, or will contract with other parties to conduct them. We have less control over the timing and other aspects of these clinical trials than if we conducted them entirely on our own.

Our product candidates may not obtain regulatory approvals needed for marketing.

    None of our product candidates other than RELISTOR has been approved by applicable regulatory authorities for marketing. The process of obtaining FDA and foreign regulatory approvals often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications and other submissions necessary to gain marketing approvals. Products under development may never obtain marketing approval from the FDA or other regulatory authorities necessary for commercialization.

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

    The extent to which any of our products achieves market acceptance will depend on competitive factors. Competition in our industry is intense, and it is accentuated by the rapid pace of technological development. There are currently marketed products that will compete with the product candidates that we are developing, including AIDS drugs and chemotherapy drugs for treating cancer. There are also product candidates in pre-clinical or clinical development that target the side effects of opioid pain therapy, and a marketed product for the treatment of post-operative ileus, could compete with RELISTOR. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our operating results and financial position would suffer. Competition with respect to our technologies and products is based on, among other things, (i) product efficacy, safety, reliability, method of administration, availability, price and clinical benefit relative to cost; (ii) timing and scope of regulatory approval; (iii) sales, marketing and manufacturing capabilities; (iv) collaborator capabilities; (v) insurance and other reimbursement coverage; and (vi) patent protection. Competitive disadvantages in any of these factors could materially harm our business and financial condition.

If we are unable to obtain sufficient quantities of the raw and bulk materials needed to make our products, our product development and commercialization could be slowed or stopped.

    Wyeth, during the transition, and thereafter we and/or any partner(s) may not be able to fulfill manufacturing obligations for RELISTOR, either on our own or through third-party suppliers. Our existing arrangements with suppliers for our other product candidates may not result in the supply of sufficient quantities of our product candidates needed to accomplish our clinical development programs, and we may not have the right or capability to manufacture sufficient quantities of these products to meet our needs if our suppliers are unable or unwilling to do so. We currently obtain supplies of critical raw materials used in production of our product candidates from single sources. We do not have long-term contracts with any of these suppliers. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product. A delay or disruption of supplies of RELISTOR would have a material adverse effect on the RELISTOR franchise, and therefore on our business as a whole.

We have limited manufacturing capabilities, which could adversely affect our ability to commercialize products.

    Under the Transition Agreement with Wyeth, we will be responsible for obtaining supplies of RELISTOR after the end of Wyeth’s transition obligations, which include supplying us and our collaboration partner(s) with finished subcutaneous drug product and API remaining in Wyeth’s inventories. Going forward, we expect we or collaboration partner(s) or licensee(s) will extend current relationships or contract with one or more other CMOs for supply of RELISTOR API and subcutaneous and oral finished drug product. These arrangements may not be on optimally-advantageous terms, and will subject us to risks that the counterparties may not perform optimally in terms of quality or reliability.

    With respect to our other product candidates, our limited manufacturing capabilities may result in increased costs of production or delay product development or commercialization. In order to commercialize our product candidates successfully, we or our collaborators would need to be able to manufacture products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. Manufacture of our product candidates can be complex, difficult to accomplish even in small quantities, difficult to scale-up for large-scale production and subject to delays, inefficiencies and low yields of quality products. The cost of manufacturing some of our products may make them prohibitively expensive. If adequate supplies of any of our product candidates or related materials are not available to us on a timely basis or at all, our clinical trials could be seriously delayed, since these materials are time consuming to manufacture and cannot be readily obtained from third-party sources.

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

    In the event that we decide to establish a commercial-scale manufacturing facility for products that may be approved in the future, we will require substantial additional funds and will be required to hire and train significant numbers of employees and comply with applicable regulations, which are extensive. We may not be able to build a manufacturing facility that both meets regulatory requirements and is sufficient for our clinical trials or commercial scale manufacturing.

    We have entered into arrangements with third parties for the manufacture of some of our product candidates and, in some cases, new means of administration for these product candidates. Our third-party sourcing strategy may not result in a cost-effective means for manufacturing products. In employing third-party manufacturers, we do not control many aspects of the manufacturing process, including compliance with the FDA’s current Good Manufacturing Practices and other regulatory requirements. We may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs.

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

    Most of our product candidates, including RELISTOR, PRO 140 and our PSMA and HCV program candidates, incorporate to some degree intellectual property licensed from third parties. We can lose the right to patents and other intellectual property licensed to us if the related license agreement is terminated due to a breach by us or otherwise. Our ability, and that of our collaboration partners, to commercialize products incorporating licensed intellectual property would be impaired if the related license agreements were terminated.

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

We are exposed to product liability claims, and in the future may not be able to obtain insurance against claims at a reasonable cost or at all. This exposure may increase with our reacquisition of the rights to RELISTOR to the extent we are not indemnified by a new partner.

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

    Product liability insurance for the biopharmaceutical industry is generally expensive, when available at all. We have obtained product liability insurance in the amount of $10.0 million per occurrence, subject to a deductible and a $10.0 million annual aggregate limitation. Where local statutory requirements exceed the limits of our existing insurance or where local policies of insurance are required, we maintain additional clinical trial liability insurance to meet these requirements. Our current insurance coverage may not be adequate to cover claims brought against us. Some of our license and other agreements require us to obtain product liability insurance. Adequate insurance coverage may not be available to us at a reasonable cost in the future.

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

    We are dependent upon our key management and scientific personnel. In particular, the loss of Dr. Maddon could cause our management and operations to suffer. Our employment agreement with Dr. Maddon is effective on a year-to-year basis, subject to automatic renewal unless either party terminates. Employment agreements do not assure the continued employment of an employee. We maintain key-man life insurance on Dr. Maddon which is not necessarily related to his value to the Company at any given time.

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

    In recent years, there have been numerous proposals to change the health care system in the U.S. and in other jurisdictions. Some of these proposals have included measures that would change the nature of and regulatory requirements relating to drug discovery, clinical testing and regulatory approvals, limit or eliminate payments for medical procedures and treatments, or subject the pricing of pharmaceuticals to government control. Outside the U.S., and particularly in the E.U., the pricing of prescription pharmaceuticals is subject to governmental control. In addition, as a result of the trend towards managed health care in the U.S., as well as legislative proposals to reduce government insurance programs, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement of new drug products. Consequently, significant uncertainty exists as to the reimbursement status of newly approved health care products.

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

A substantial portion of our funding has come from federal government grants and research contracts. We cannot rely on these grants or contracts as a continuing source of funds.

    A substantial portion of our revenues to date, albeit decreasing since 2006, has been derived from federal government grants and research contracts. During the last three years, we generated revenues from awards made to us by the NIH between 2003 and 2009, to partially fund some of our programs. We cannot rely on grants or additional contracts as a continuing source of funds. Funds available under these grants and contracts must be applied by us toward the research and development programs specified by the government rather than for all our programs generally. The government’s obligation to make payments under these grants and contracts is subject to appropriation by the U.S. Congress for funding in each year. It is possible that Congress or the government agencies that administer these government research programs will decide to scale back these programs or terminate them due to their own budgetary constraints. Additionally, these grants and research contracts are subject to adjustment based upon the results of periodic audits performed on behalf of the granting authority. Consequently, the government may not award grants or research contracts to us in the future, and any amounts that we derive from existing awards may be less than those received to date. In those circumstances, we would need to provide funding on our own, obtain other funding, or scale back the affected program. In particular, we cannot assure you that any currently-contemplated or future efforts to obtain funding for our product candidate programs through government grants or contracts will be successful, or that any such arrangements which we do conclude will supply us with sufficient funds to complete our development programs without providing additional funding on our own or obtaining other funding.

We have a history of operating losses, and we may never be profitable.

    We have incurred substantial losses since our inception. As of December 31, 2009, we had an accumulated deficit of $329.3 million. We have derived no significant revenues from product sales or royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to continue to incur operating losses in the future, which could increase significantly if we attempt to develop and commercialize RELISTOR without adequate collaboration and/or financial arrangements and, at the same time, expand our clinical trial programs and other product development efforts.

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

    Our stock price has a history of significant volatility. Between January 1, 2007 and December 31, 2009, our stock price has ranged from $30.31 to $3.53 per share. Between January 1, 2010 and March 5, 2010, it has ranged from $4.99 to $4.16 per share. Historically, our stock price has fluctuated through an even greater range. At times, our stock price has been volatile even in the absence of significant news or developments relating to us. The stock prices of biotechnology companies and the stock market generally have been subject to dramatic price swings in recent years, and financial and market conditions in the past two years have resulted in widespread pressures on securities of issuers throughout the world economy. Factors that may have a significant impact on the market price of our common stock include:

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

    At December 31, 2009, our directors and executive officers and stockholders affiliated with Tudor Investment Corporation together beneficially owned or controlled approximately one-fifth of our outstanding shares of common stock. At that date, our five largest stockholders, excluding our directors and executive officers and stockholders affiliated with Tudor, beneficially owned or controlled in the aggregate approximately 45% of our outstanding shares. Our directors and executive officers and Tudor-related stockholders, should they choose to act together, could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could have the effect of delaying or preventing a change in control of us and, consequently, could adversely affect the market price of our common stock. Other significant but unrelated stockholders could also exert influence in such matters.

Anti-takeover provisions may make the removal of our Board of Directors and/or management more difficult, and consequently, may discourage hostile bids for control of our company that may be beneficial to our stockholders.

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

Item 1B. Unresolved Staff Comments

    There were no unresolved SEC staff comments regarding our periodic or current reports under the Exchange Act as of December 31, 2009.

Item 2. Properties

    As of December 31, 2009, we occupy in total approximately 131,500 square feet of laboratory, manufacturing and office space on a single campus in Tarrytown, New York, under five lease agreements, the majority of which expired December 31, 2009, while the remaining leases were to expire in either 2012 or 2014. In October 2009, we renewed to December 31, 2020, our lease agreement for a total of 149,300 square feet of office and laboratory space in the same campus.

    In addition to rents due under these arrangements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses.

Item 3. Legal Proceedings

    We are not a party to any material legal proceedings.

Item 4. (Removed and Reserved under recent SEC rules)

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

		High	Low
2009:	Fourth quarter	$5.48	$3.53
	Third quarter	6.14	4.92
	Second quarter	7.05	4.50
	First quarter	10.81	5.08

2008:	Fourth quarter	14.10	6.77
	Third quarter	17.50	11.88
	Second quarter	17.94	6.66
	First quarter	19.25	4.33

    On March 5, 2010, the last sale price for our common stock, as reported by The NASDAQ Stock Market LLC, was $4.65. There were approximately 103 holders of record of our common stock as of March 5, 2010.

Comparative Stock Performance Graph

    The graph below compares, for the past five years, the cumulative stockholder return on our common stock with the cumulative stockholder return of (i) the Nasdaq Stock Market (U.S.) Index and (ii) the Nasdaq Pharmaceutical Index, assuming the investment in each equaled $100 on December 31, 2004.

200
150
100
50
0
DOLLARS
12.31.04
12.31.05
12.31.06
12.31.07
12.31.08
12.31.09
Progenics
Nasdaq U.S. Index
Nasdaq Pharmaceutical Index

Dividends

    We have not paid any dividends since our inception and currently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future.

Item 6. Selected Financial Data

    The selected financial data presented below as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 are derived from our audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 2007, 2006 and 2005 and for each of the two years in the period ended December 31, 2006 are derived from our audited financial statements not included herein. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes included elsewhere herein.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Research and development	$44,351	$59,885	$65,455	$58,415	$-
Royalty income	2,372	146	-	-	-
Research and development from joint venture	-	-	-	-	988
Research grants and contract	1,968	7,460	10,075	11,418	8,432
Other revenues	256	180	116	73	66
Total revenues	48,947	67,671	75,646	69,906	9,486
Expenses:
Research and development	49,798	82,290	95,234	61,711	43,419
In-process research and development	-	-	-	13,209	-
License fees – research and development	1,058	2,830	942	390	20,418
General and administrative	25,106	28,834	27,901	22,259	13,565
Royalty expense	237	15	-	-	-
Loss in joint venture	-	-	-	121	1,863
Depreciation and amortization	5,078	4,609	3,027	1,535	1,748
Total expenses	81,277	118,578	127,104	99,225	81,013
Operating loss	(32,330)	(50,907)	(51,458)	(29,319)	(71,527)
Other income:
Interest income	1,481	6,235	7,770	7,701	2,299
Gain on sale of marketable securities	237	-	-	-	-
Total other income	1,718	6,235	7,770	7,701	2,299
Net loss before income taxes	(30,612)	(44,672)	(43,688)	(21,618)	(69,228)
Income taxes	-	-	-	-	(201)
Net loss	$(30,612)	$(44,672)	$(43,688)	$(21,618)	$(69,429)
Per share amounts on net loss:
Basic and diluted	$(0.98)	$(1.48)	$(1.59)	$(0.84)	$(3.32)

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$96,196	$141,374	$170,370	$149,100	$173,090
Working capital	95,388	85,983	102,979	91,827	137,101
Total assets	113,613	157,833	189,539	165,911	184,003
Deferred revenue, long-term	-	-	9,131	16,101	-
Other liabilities, long-term	-	266	359	123	49
Total stockholders’ equity	107,607	119,369	147,499	110,846	112,732

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

    General. We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward supportive care, oncology and virology. We commenced principal operations in 1988, became publicly traded in 1997 and throughout have been engaged primarily in research and development efforts, developing manufacturing capabilities, establishing corporate collaborations and raising capital.

    In June 2008, we began recognizing royalty income from net sales by Wyeth of subcutaneous RELISTOR. With the reacquisition of our rights to RELISTOR in October 2009, we will be required, to the extent such tasks are not undertaken by one or more partners, to address new technological, clinical and commercial challenges, including, if we choose to sell and support or co-promote RELISTOR, hiring a sales force, developing a commercial regulatory compliance program and otherwise building a commercial infrastructure. We continue to monitor our program expenditures, including headcount levels, in conjunction with program and program candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term.

    Our sources of revenues for the three years ended December 31, 2009 have been payments under our collaboration agreements and funds from research grants and contracts from the NIH related to our oncology and virology programs. From January 2006 to October 2009, we recognized revenues from Wyeth for (i) reimbursement of our development expenses for RELISTOR as incurred, (ii) the $60.0 million upfront payment we received from Wyeth over the period of our development obligations, (iii) milestones achieved during our collaboration with Wyeth and (iv) royalties earned based on net sales of RELISTOR. To date, our product sales have consisted solely of limited revenues from the sale of research reagents and we expect that future sales will not significantly increase over current levels.

    A majority of our expenditures to date have been for research and development activities. During 2009, expenses for our RELISTOR and HIV research program decreased to $7.8 million and $11.8 million, respectively, compared to (i) $25.4 million and $39.4 million, respectively in 2008 and (ii) $41.5 million and $29.0 million, respectively in 2007. Expenses for our cancer research programs increased to $20.1 million during 2009 compared to (i) $10.8 million in 2008 and (ii) $16.1 million in 2007. We expect our expenses for RELISTOR will increase in 2010 and thereafter compared to 2009, as a result of our reacquisition of our rights to RELISTOR. We also expect that our non-RELISTOR development expenses will be affected by our RELISTOR expenditures. A portion of our non-RELISTOR expenses are reimbursed through government funding.

    At December 31, 2009, we had cash, cash equivalents and marketable securities totaling $96.2 million. We expect that cash, cash equivalents and marketable securities on hand at December 31, 2009 will be sufficient to fund operations at current levels beyond one year. Cash used in operating activities for the year ended December 31, 2009 was $49.8 million and our net loss for 2009 was $30.6 million. We have had recurring losses since inception. Other than potential revenues from the RELISTOR franchise, we do not anticipate generating significant recurring revenues, from royalties, product sales or otherwise, in the near term. Consequently, we may require significant additional external funding to continue our operations at their current levels in the future. Such funding may be derived from additional collaboration or licensing agreements with pharmaceutical or other companies or from the sale of our common stock or other securities to investors or government funding, but may also not be available to us on acceptable terms or at all.

    Supportive Care. Our first commercial product is RELISTOR® (methylnaltrexone bromide) subcutaneous injection, a first-in-class therapy for opioid-induced constipation approved for sale in over 40 countries worldwide, including the U.S., E.U., Canada, Australia and Brazil. Marketing applications are pending elsewhere throughout the world.

    In October 2009, we and Wyeth Pharmaceuticals terminated our 2005 RELISTOR collaboration, as a result of which we regained all worldwide rights to RELISTOR. Under our Transition Agreement, Wyeth is continuing to market and sell RELISTOR for a U.S. Sales Period ending September 30, 2010 and an ex-U.S. Sales Period ending December 31, 2010. After this transition period, we will assume full control of and responsibility for future development and commercialization of RELISTOR. Shortly after the termination, Pfizer Inc. completed its previously-announced acquisition of Wyeth, which is now a wholly owned subsidiary of Pfizer.

    We are pursuing a range of strategic alternatives for RELISTOR, including licensing, collaboration and/or strategic alliances with world-wide or regional partners, U.S. commercialization of the currently-approved product on our own or with pharmaceutical detailing and sales organizations and/or co-promotion of the franchise with a partner using our own sales force.

    Under the Transition Agreement, Wyeth has agreed to pay us the sum of $10.0 million in six quarterly installments and is continuing certain ongoing development efforts for subcutaneous RELISTOR, at its expense, through September 30, 2010. Wyeth’s international sales and marketing obligations during the ex-U.S. Sales Period are subject to certain extension and early transition options available to us. Wyeth will continue to pay royalties on worldwide sales as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets are not met or (ii) an extended ex-U.S. Sales Period in the subject country. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of the Sales Periods on agreed-upon terms and conditions. Principal responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR will be transferred during and as part of the transition. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, and/or other assistance with respect to agreed-upon regulatory, manufacturing and supply matters.

    Our October 2008 out-license to Ono Pharmaceutical of the rights to subcutaneous RELISTOR in Japan is unaffected by termination of the Wyeth collaboration. In June 2009, Ono began clinical testing in Japan of RELISTOR subcutaneous injection. In August 2009, we and Wyeth announced submission to U.S. and E.U. regulators of applications for subcutaneous RELISTOR in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers.

    We are also developing subcutaneous RELISTOR for treatment of OIC outside the advanced-illness setting, in individuals with chronic pain not related to cancer. We and Wyeth recently completed enrollment in a one-year, open-label safety study, results from which, together with results from a previous phase 3 efficacy trial will support planned regulatory filings in early 2011 in the U.S., Europe and elsewhere for approval of RELISTOR to treat OIC in the chronic-pain setting.

    As part of our reacquisition of RELISTOR, we have taken over development responsibilities for an oral formulation of RELISTOR for the treatment of OIC in patients with chronic, non-cancer pain. In March 2010, we announced that we plan to advance oral methylnaltrexone for the treatment of OIC into late stage clinical development and will commence a phase 2b/3 clinical trial of a methylnaltrexone tablet in chronic-pain patients in the second half of 2010.

    Our 2005 collaboration agreement with Wyeth was terminated by the October 2009 Transition Agreement, but the 2005 agreement remained in effect for the time periods prior to termination covered by this report. Prior to the Transition Agreement, we received upfront, milestone and royalty payments from Wyeth, and were reimbursed for expenses we incurred in connection with the development of RELISTOR; manufacturing and commercialization expenses for RELISTOR were funded by Wyeth. At inception of the Wyeth collaboration, Wyeth paid to us a $60.0 million non-refundable upfront payment. Wyeth made $39.0 million in milestone payments thereafter. Costs for the development of RELISTOR incurred by Wyeth or us starting January 1, 2006 through termination of the 2005 collaboration agreement were paid by Wyeth. We were reimbursed by Wyeth for our development costs based on the number of our full-time equivalent employees (FTEs) devoted to the development project, all subject to Wyeth’s audit rights and possible reconciliation. During the applicable royalty periods, Wyeth was obligated to pay us royalties on net sales, as defined (which included specified sales deductions), of RELISTOR by Wyeth throughout the world other than Japan, where we licensed rights to subcutaneous RELISTOR to Ono. Wyeth’s royalty obligations continue during the transition period as provided in the Transition Agreement.

    Under our License Agreement with Ono, in October 2008 we out-licensed rights to subcutaneous RELISTOR in Japan in return for an upfront payment of $15.0 million and the right to receive potential milestones, upon achievement of development responsibilities by Ono, of up to $20.0 million, commercial milestones and royalties on sales by Ono of subcutaneous RELISTOR in Japan. Ono also has the option to acquire from us the rights to develop and commercialize in Japan other formulations of RELISTOR on terms to be negotiated separately. Ono may request us to perform activities related to its development and commercialization responsibilities beyond our participation in joint committees and specified technology transfer related tasks which will be at its expense, and reimbursable at the time we perform these services.

    Future royalty and milestone payments will depend on success in development and commercialization of RELISTOR, which will be dependent on many factors, such as the actions of Wyeth during the transition, Ono’s efforts and those of any other business partner(s) with which we may collaborate, decisions by the FDA and other regulatory bodies, the outcome of clinical and other testing of RELISTOR, and our own efforts. Many of these matters are outside our control. In particular, we cannot guarantee that we will be able to successfully partner the RELISTOR franchise. We also cannot guarantee, in light of Wyeth’s limited obligations under the Transition Agreement, its acquisition by Pfizer and its limited ongoing commercial interest in the RELISTOR franchise, that Wyeth’s efforts during the transition will achieve any particular level of success in marketing and sales, regulatory approval or clinical development of subcutaneous RELISTOR.

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

    We recently presented data from preclinical studies of novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors -- synthetic, small-molecule compounds identified by us that, in laboratory studies, blocked both PI3K, a key regulator of one molecular signaling pathway, and MNK, an oncogenic kinase in the Ras pathway. We believe simultaneously blocking these interlinked cellular pathways may provide a strategy to combat some of the most aggressive forms of cancer.

    Virology. In the area of virology, we are developing a viral-entry inhibitor -- a humanized monoclonal antibody, PRO 140 -- for HIV, the virus that causes AIDS. We are developing the subcutaneous form of PRO 140 for treatment of HIV infection, which has the potential for weekly self-administration. Advancement of this program is subject to our obtaining pivotal clinical-trial funding, for which we have applied to government agencies. In our hepatitis C virus infection efforts, we are evaluating second-generation HCV-entry inhibitors as possible development candidates. We are also engaged in research regarding a prophylactic vaccine against HIV infection.

    Our oncology and virology product candidates are not as advanced in development as RELISTOR, and we do not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term.

Results of Operations (amounts in thousands)

Revenues:

    Our sources of revenue during the years ended December 31, 2009, 2008 and 2007, included our 2005 collaboration with Wyeth, which was effective from January 2006 to October 2009, our License Agreement with Ono, our research grants and contract from the NIH and, to a small extent, our sale of research reagents. In June 2008, we began recognizing royalty income from net sales by Wyeth of subcutaneous RELISTOR.

Sources of Revenue	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent Change

Research and development	$44,351	$59,885	$65,455	(26%)	(9%)
Royalty income	2,372	146	-	1525%	N/A
Research grants and contract	1,968	7,460	10,075	(74%)	(26%)
Other revenues	256	180	116	42%	55%
	$48,947	$67,671	$75,646	(28%)	(11%)

    2009 vs. 2008

    Research and development revenue:

    Wyeth Collaboration. For the three years ended December 31, 2009, we recognized as revenue: (i) in May 2007, $9,000, representing two milestone payments, related to the acceptance for review of applications submitted for marketing approval of a subcutaneous formulation of RELISTOR in the U.S. and European Union, (ii) in April 2008, $15,000 milestone payment related to the FDA approval of subcutaneous RELISTOR and (iii) in July 2008, $10,000 milestone payment related to the European approval of subcutaneous formulation of RELISTOR. We have analyzed the facts and circumstances of these milestones and believe that they met those criteria for revenue recognition upon achievement of the respective milestones. See Critical Accounting Policies – Revenue Recognition.

    During the years ended December 31, 2009 and 2008, we recognized $29,298 and $59,885, respectively, of revenue from Wyeth, consisting of (i) $14,562 and $10,228, respectively, of the $60,000 upfront payment we received upon entering into our 2005 collaboration, (ii) $4,736 and $24,657, respectively, as reimbursement of our development expenses, and (iii) $10,000 and $25,000, respectively, under the Transition Agreement and non-refundable milestone payments.

    From the inception of the Wyeth Collaboration through December 31, 2009, we recognized revenue for the entire $60,000 upfront payment, $104,054 as reimbursement for our development costs, and a total of $39,000 for non-refundable milestone payments. We do not expect to receive additional reimbursement revenue under the 2005 collaboration due to its termination. Wyeth, at its expense, is continuing certain ongoing development efforts for subcutaneous RELISTOR through September 30, 2010.

    We recognize a portion of the upfront payment in a reporting period in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations in that period relative to total effort expected for all of our performance obligations under the arrangement, as reflected in the most recent development plan and budget approved by Wyeth and us. During the third quarter of 2007, a revised budget was approved, which extended our performance period to the end of 2009 and, thereby, decreased the amount of revenue we are recognizing in each reporting period. The Transition Agreement shortened the obligation period from the end of 2009 to October 2009 and we recognized the remaining $5.2 million of unamortized upfront payment as revenue during the fourth quarter of 2009.

    Ono License Agreement. In October 2008, we entered into a License Agreement with Ono and in November 2008, received an upfront payment of $15,000. We are entitled to receive potential milestones and royalty payments. During the year ended December 31, 2009, we recognized the $15,000 of the upfront payment as revenue, due to satisfying our performance obligations.

    Royalty income. We began earning royalties from net sales by Wyeth of subcutaneous RELISTOR in June 2008. During the years ended December 31, 2009 and 2008, we earned royalties of $1,853 and $665, respectively, based on the net sales of RELISTOR and we recognized $2,372 and $146, respectively, of royalty income. The remaining deferred royalty revenue balance of $807, as of September 30, 2009, was recognized as royalty income during the fourth quarter of 2009, the period in which our development obligations under the 2005 collaboration agreement terminated. Our royalties from net sales by Wyeth of RELISTOR, as defined, are based on royalty rates under our 2005 collaboration. These rates can range up to 30% of U.S. and 25% of foreign net sales at the highest sales levels.

    Global net sales of RELISTOR were $12.3 million for the year ended December 31, 2009, comprised of $7.1 million of U.S. net sales and $5.2 million of ex-U.S. net sales. Global net sales of RELISTOR were $4.4 million for the year ended December 31, 2008, with U.S. and ex-U.S. net sales constituting $2.8 million and $1.6 million, respectively.

    Research grants and contract. In 2003, we were awarded a contract (NIH Contract) by the NIH to develop a prophylactic vaccine (ProVax) designed to prevent HIV from becoming established in uninfected individuals exposed to the virus. Funding under the NIH Contract provided for pre-clinical research, development and early clinical testing. These funds were used principally in connection with our ProVax HIV vaccine program. The NIH Contract expired in December 2008 and through that date, we recognized revenue of $15,509, including $180 for the achievement of two milestones, and in June 2009, were awarded a five-year NIH grant totaling up to $14.5 million to continue this work, subject to annual funding approvals and customary compliance obligations.

    Revenues from research grants and contract from the NIH decreased to $1,968 for the year ended December 31, 2009 from $7,460 for the year ended December 31, 2008; $1,968 and $5,251 from grants and $0 and $2,209 from the NIH Contract for the years ended December 31, 2009 and 2008, respectively. The decrease in grant and contract revenue resulted from fewer active grants and reimbursable expenses in 2009 than in 2008, and the expiration of the NIH Contract in December 2008.

    Other revenues, primarily from orders for research reagents, increased to $256 for the year ended December 31, 2009 from $180 for the year ended December 31, 2008.

    2008 vs. 2007

    Research revenues from collaborator. During the years ended December 31, 2008 and 2007, we recognized $59,885 and $65,455, respectively, of revenue from Wyeth, consisting of (i) $10,228 and $16,378, respectively, of the $60,000 upfront payment we received upon entering into our Collaboration in December 2005, (ii) $24,657 and $40,077, respectively, as reimbursement of our development expenses, and (iii) $25,000 and $9,000, respectively, of non-refundable milestone payments.

    Ono License Agreement. As of December 31, 2008, relative to the $15.0 million upfront payment from Ono, we recorded $15.0 million as deferred revenue – current, which was recognized as revenue during the first quarter of 2009, due to satisfying our performance obligations.

    Royalty income. During the year ended December 31, 2008, we earned royalties of $665, based on the net sales of RELISTOR and we recognized $146, of royalty income. As of December 31, 2008, we have recorded a cumulative total of $519 as deferred revenue – current. The $519 of deferred royalty revenue was to be recognized as royalty income over the period of our development obligations relating to RELISTOR, which was shortened by the Transition Agreement from the end of 2009 to October 2009.

    Global net sales of RELISTOR, which began in June 2008, were $4.4 million in the year ended December 31, 2008. U.S. RELISTOR net sales totaled $2.8 million in 2008 and ex-U.S. RELISTOR net sales totaled $1.6 million in 2008.

    Research grants and contract. Revenues from research grants and contract from the NIH decreased to $7,460 for the year ended December 31, 2008 from $10,075 for the year ended December 31, 2007; $5,251 and $6,185 from grants and $2,209 and $3,890 from the NIH Contract for the years ended December 31, 2008 and 2007, respectively. The decrease in grant revenue resulted from fewer reimbursable expenses in 2008 than in 2007 on new and continuing grant related projects, and decreased activity under the NIH Contract.

    Other revenues, primarily from higher orders for research reagents, increased to $180 for the year ended December 31, 2008 from $116 for the year ended December 31, 2007.

Expenses:

    Research and Development Expenses include scientific labor, supplies, facility costs, clinical trial costs, product manufacturing costs, royalty payments and license fees. Research and development expenses, including license fees and royalty expense, decreased to $51,093 for the year ended December 31, 2009 from $85,135 for the year ended December 31, 2008, and from $96,176 in the year ended December 31, 2007. During 2009, the decrease in research and development expenses over those in 2008 and 2007 was primarily due to reduced RELISTOR development expenses following completion of clinical trials and reduced manufacturing activities for PRO 140 clinical trials, partially offset by increases in PSMA-related activities. See Liquidity and Capital Resources – Uses of Cash, for details of the changes in these expenses by project. From 2006 through October 2009, Wyeth reimbursed us for development expenses we incurred related to RELISTOR under the development plan agreed to between Wyeth and us. Portions of our expenses related to our HIV, HCV and PSMA programs are funded through grants and a contract from the NIH (see Revenues- Research Grants and Contract). The changes in research and development expense, by category of expense, are as follows:

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Salaries and benefits (cash)	$21,576	$24,383	$24,061	(12%)	1%

2009 vs. 2008   Salaries and benefits (cash) decreased due to a decline in average headcount to 175 from 196 for the years ended December 31, 2009 and 2008, respectively, in the research and development, manufacturing and clinical departments as part of our efforts to manage costs.

2008 vs. 2007   Salaries and benefits (cash) increased due to an increase in average headcount to 196 from 190 for the years ended December 31, 2008 and 2007, respectively, in the research and development, manufacturing and clinical departments.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Share-based compensation (non-cash)	$7,225	$7,241	$7,104	0%	2%

2009 vs. 2008   Share-based compensation (non-cash) decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008 due to lower employee stock purchase plan expense, partially offset by higher restricted stock and stock option plan expenses. See Critical Accounting Policies − Share-Based Payment Arrangements.

2008 vs. 2007   Share-based compensation (non-cash) increased due to increase in employee stock purchase plan expenses, partially offset by lower stock options and restricted stock expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007. See Critical Accounting Policies − Share-Based Payment Arrangements.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Clinical trial costs	$2,198	$14,127	$19,225	(84%)	(27%)

2009 vs. 2008   Clinical trial costs decreased primarily due to lower expenses for (i) RELISTOR ($9,768), from reduced clinical trial activities, and (ii) HIV ($2,821), due to decreased PRO 140 clinical trial activities and Other ($5), partially offset by an increase in expenses for Cancer ($665), all for the year ended December 31, 2009 compared to the year ended December 31, 2008.

2008 vs. 2007   Clinical trial costs decreased primarily due to lower expenses for (i) RELISTOR ($6,686), from reduced clinical trial activities, and (ii) Cancer ($1,534), due to termination of a development program in 2007, partially offset by an increase in HIV ($3,122), due to increased PRO 140 clinical trial activities, all for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Laboratory supplies	$3,011	$3,944	$5,196	(24%)	(24%)

2009 vs. 2008   Laboratory supplies decreased due to lower expenses for HIV ($1,841), resulting from a decline in the purchases of drug supplies, partially offset by an increase in (i) Cancer ($842), due to higher expenses for PSMA ADC, (ii) Other projects ($62) and (iii) RELISTOR ($4), all for the year ended December 31, 2009 compared to the year ended December 31, 2008.

2008 vs. 2007   Laboratory supplies decreased due to lower expenses for (i) HIV ($808), resulting from a decline in the purchases of drug supplies, (ii) Cancer ($235), due to fewer expenses for PSMA vaccines and a terminated program, and (iii) Other projects ($209), all for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Contract manufacturing and subcontractors	$8,040	$21,681	$26,051	(63%)	(17%)

2009 vs. 2008   Contract manufacturing and subcontractors decreased due to lower (i) HIV expenses ($13,514), resulting from a decline in manufacturing expenses for PRO 140 and (ii) RELISTOR expenses ($1,439), partially offset by increases in both Cancer ($956), due to higher contract manufacturing expenses for PSMA ADC, and Other ($356), all for the year ended December 31, 2009 compared to the year ended December 31, 2008. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

2008 vs. 2007   Contract manufacturing and subcontractors decreased due to lower (i) Cancer expenses ($5,401), due to lower contract manufacturing expenses for PSMA ADC, and (ii) RELISTOR expenses ($2,301), partially offset by increases in both HIV ($3,052), due to higher contract manufacturing for PRO 140 and Other ($280), all for the year ended December 31, 2008 compared to the year ended December 31, 2007. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Consultants	$1,006	$3,514	$4,722	(71%)	(26%)

2009 vs. 2008   Consultants expenses decreased due to lower expenses for (i) RELISTOR ($1,493), (ii) Cancer ($305), (iii) HIV ($525) and (iv) Other projects ($185), all for the year ended December 31, 2009 compared to the year ended December 31, 2008. These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

2008 vs. 2007   Consultants expenses decreased due to lower expenses for (i) RELISTOR ($1,579), and (ii) Other projects ($174), partially offset by increases in HIV ($294) and Cancer ($251), all for the year ended December 31, 2008 compared to the year ended December 31, 2007. These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
License fees	$1,058	$2,830	$942	(63%)	200%

2009 vs. 2008   License fees decreased primarily due to a decline in expenses for HIV ($774), Cancer ($516) and RELISTOR ($482), all for the year ended December 31, 2009 compared to the year ended December 31, 2008.

2008 vs. 2007   License fees increased primarily due to an increase in expenses for HIV ($1,100), RELISTOR ($522) and Cancer ($266), all for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Royalty expense	$237	$15	$-	1480%	N/A

2009 vs. 2008   We incurred $185 and $67, respectively, of royalty costs and recognized $237 and $15, respectively, of royalty expenses during the years ended December 31, 2009 and 2008. The remaining deferred royalty charges balance of $81, as of September 30, 2009, was recognized as royalty expense during the fourth quarter 2009, the period in which our development obligations relating to RELISTOR terminated.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Other operating expenses	$6,742	$7,400	$8,875	(9%)	(17%)

2009 vs. 2008   Other operating expenses decreased for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to a decrease in rent ($503), travel ($195), insurance ($82), facilities ($23) and other operating expenses ($223), partially offset by an increase in computer expenses ($368).

2008 vs. 2007   Other operating expenses decreased for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to a decrease in computer expenses ($1,760), insurance ($294), facilities ($186) and travel ($102), partially offset by an increase in other operating expenses ($21) and rent ($846).

    General and Administrative Expenses decreased to $25,106 in the year ended December 31, 2009 from $28,834 in the year ended December 31, 2008 and from $27,901 in the year ended December 31, 2007, as follows:

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Salaries and benefits (cash)	$8,257	$8,610	$7,243	(4%)	19%

2009 vs. 2008   Salaries and benefits (cash) decreased due to lower bonus expense for the year ended December 31, 2009 compared to the same period in 2008, and a decrease in average headcount to 49 from 52, in the general and administrative departments as part of our efforts to manage costs.

2008 vs. 2007   Salaries and benefits (cash) increased due to compensation increases and an increase in average headcount to 52 from 43 in the general and administrative departments for the years ended December 31, 2008 and 2007, respectively.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Share-based compensation (non-cash)	$5,761	$6,892	$8,202	(16%)	(16%)

2009 vs. 2008   Share-based compensation (non-cash) decreased due to decrease in stock option and employee stock purchase plans expenses, partially offset by an increase in restricted stock expenses for the year ended December 31, 2009 compared to the year ended December 31, 2008. See Critical Accounting Policies −Share-Based Payment Arrangements.

2008 vs. 2007   Share-based compensation (non-cash) decreased due to decrease in stock options and restricted stock expenses, partially offset by an increase in employee stock purchase plans expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007. See Critical Accounting Policies −Share-Based Payment Arrangements.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Consulting and professional fees	$6,696	$7,915	$6,552	(15%)	21%

2009 vs. 2008   Consulting and professional fees decreased due to a decrease in consultant fees ($790), patent fees ($540) and public relations ($156), which were partially offset by an increase in audit and compliance fees ($185), legal fees ($64) and other ($18), all for the year ended December 31, 2009 compared to the year ended December 31, 2008.

2008 vs. 2007   Consulting and professional fees increased due to increases in consultant fees ($1,135), legal and patent fees ($132) and other miscellaneous costs ($164), which were partially offset by a decrease in audit and tax fees ($68), all for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Other operating expenses	$4,392	$5,417	$5,904	(19%)	(8%)

2009 vs. 2008   Other operating expenses decreased due to lower spending on recruiting ($234), computer software ($280), travel ($140), taxes ($12), rent ($167), conferences and seminars ($54) and other operating expenses ($195), partially offset by an increase in investor relations ($57), all for the year ended December 31, 2009 compared to the year ended December 31, 2008.

2008 vs. 2007   Other operating expenses decreased due to lower spending on recruiting ($452), facilities ($142), investor relations ($91), taxes ($27) and other operating expenses ($44), partially offset by increases in rent ($269), all for the year ended December 31, 2008 compared to the year ended December 31, 2007.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Depreciation and amortization	$5,078	$4,609	$3,027	10%	52%

2009 vs. 2008   Depreciation and amortization expense increased to $5,078 for the year ended December 31, 2009 from $4,609 for the year ended December 31, 2008, due to fixed asset purchases in 2008 and leasehold improvements placed in service during 2007.

2008 vs. 2007   Depreciation and amortization expense increased to $4,609 for the year ended December 31, 2008 from $3,027 for the year ended December 31, 2007, due to increased amortization of leasehold improvements. Approximately $3.8 million of leasehold improvements was placed in service during 2007, which is being amortized through the end of the lease term of December 31, 2009.

	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
				Percent change
Other income	$1,718	$6,235	$7,770	(72%)	(20%)

2009 vs. 2008   Interest income decreased to $1,481 for the year ended December 31, 2009 from $6,235 for the year ended December 31, 2008. Interest income, as reported, is primarily the result of investment income from our marketable securities, decreased by the amortization of premiums we paid or increased by the amortization of discounts we received for those marketable securities. For the years ended December 31, 2009 and 2008, investment income decreased to $2,075 from $7,195, respectively, due to a decrease in interest rates, lower average balances of cash equivalents and corporate debt securities and higher average balances of money market funds in 2009 than in 2008. Amortization of premiums, net of discounts, was ($594) and ($960) for years ended December 31, 2009 and 2008, respectively. In addition, other income for the year ended December 31, 2009 includes $237 of gains from sale of marketable securities.

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

Income Taxes:

    For the years ended December 31, 2009, 2008 and 2007, we had losses both for book and tax purposes.

Net Loss:

    Our net loss was $30,612 for the year ended December 31, 2009, $44,672 for the year ended December 31, 2008 and $43,688 for the year ended December 31, 2007.

Liquidity and Capital Resources

    We have to date generated only modest amounts of product and royalty revenue, and consequently have relied principally on external funding and our 2005 collaboration to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, public offerings of common stock, payments received under collaboration agreements, funding under government research grants and contracts, interest on investments, proceeds from the exercise of outstanding options and warrants, and the sale of our common stock under our two employee stock purchase plans (Purchase Plans). Advancement of the PRO 140 program is subject to our obtaining pivotal-clinical-trial funding, for which we have applied to government agencies. We are also pursuing strategic collaborations with biopharmaceutical companies for PSMA ADC.

    With the reacquisition of our rights to RELISTOR, we will be required, to the extent such tasks are not undertaken by one or more partners, to address new technological, clinical and commercial challenges, including, if we choose to sell and support or co-promote RELISTOR, hiring a sales force, developing a commercial regulatory compliance program and otherwise building a commercial infrastructure. We continue to monitor our program expenditures, including headcount levels, in conjunction with program and program candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future arrangements, or how they would affect our capital requirements. The consummation of other agreements would further allow us to advance other projects with current funds. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of its sales periods on agreed-upon terms and conditions. If we were to undertake development and commercialization of RELISTOR or any other product candidate on our own without a partner, however, we would be required to establish manufacturing and marketing capabilities and fund a sales force, which we currently do not have.

    At December 31, 2009, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $96.2 million compared with $141.4 million at December 31, 2008. We expect that our existing cash, cash equivalents and marketable securities at December 31, 2009 are sufficient to fund current operations beyond one year. Our cash flow from operating activities was negative for the years ended December 31, 2009, 2008 and 2007 due primarily to the excess of expenditures on our research and development programs and general and administrative costs related to those programs over cash received from collaborators and government grants and contracts to fund such programs, as described below. See Risk Factors.

Sources of Cash

    Operating Activities. Our collaboration with Wyeth provided us with a $60.0 million upfront payment in December 2005. We also received $34.0 million in milestone payments during the three years ended December 31, 2009. In addition, from January 2006 to October 2009, Wyeth reimbursed us for development expenses we incurred related to RELISTOR under the development plan agreed to between us. For the years ended December 31, 2009, 2008 and 2007, we received $4.7 million, $24.7 million and $40.1 million, respectively, of such reimbursement. These reimbursements have ceased as a result of termination of the 2005 Wyeth collaboration.

    Under the Transition Agreement, Wyeth has agreed pay us the sum of $10.0 million in six quarterly installments, and its sales and marketing obligations during the transition will continue in the United States through a U.S. Sales Period and worldwide excluding Japan through the ex-U.S. Sales Period, in accordance with an agreed-upon commercialization plan. The ex-U.S. Sales Period is subject to certain extension and early termination options available to us. Wyeth will continue to pay royalties as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets for that quarter are not met or (ii) an extended international sale period in the subject country. Wyeth is also continuing certain ongoing development efforts for RELISTOR, at its expense, through September 30, 2010, and is providing financial resources and/or other assistance, aggregating up to approximately $14.5 million, with respect to agreed-upon regulatory, manufacturing and supply matters.

    Under our License Agreement with Ono, we received from Ono, in November 2008, an upfront payment of $15.0 million, which was recognized as revenue during the first quarter of 2009, upon satisfaction of our performance obligations, and are entitled to receive potential milestone payments, upon achievement of development milestones by Ono, of up to $20.0 million, commercial milestones and royalties on sales of subcutaneous RELISTOR in Japan. Ono is also responsible for development and commercialization costs for subcutaneous RELISTOR in Japan.

    We have funded our ProVax HIV vaccine program through contracts with the NIH providing for pre-clinical research, development and early clinical testing support. Through December 2008, we recognized revenue of $15.5 million from the NIH, including $0.2 million for the achievement of two milestones, and in June 2009 were awarded a new five-year NIH grant totaling up to $14.5 million to continue this work, subject to annual funding approvals and customary compliance obligations.

    A substantial portion of our revenues to date has been derived from federal government grants. During the years ended December 31, 2009, 2008 and 2007, we recognized as revenue awards made to us by the NIH between 2004 and 2009, to partially fund some of our programs. For the years ended December 31, 2009, 2008 and 2007, we recognized $2.0 million, $5.3 million and $6.2 million, respectively, of revenue from all of our NIH grants.

    Changes in Accounts receivable and Accounts payable for the years ended December 31, 2009, 2008 and 2007 resulted from the timing of receipts from the NIH and Wyeth, and payments made to trade vendors in the normal course of business.

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

    A substantial portion of our cash and cash equivalents ($90.9 million) are guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee program. Our marketable securities ($5.3 million), which include corporate debt securities and auction rate securities, are classified as available for sale and include $2.9 million of securities collateralized by student loan obligations subsidized by the U.S. government. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector, which continues to be under substantial stress.

    As a result of changes in general market conditions during 2008, we determined to reduce the principal amount of auction rate securities in our portfolio as they came up for auction and invest the proceeds in other securities in accordance with our investment guidelines. Beginning in the first quarter of 2008, auctions failed for certain of our auction rate securities because sell orders exceeded buy orders. As a result, at December 31, 2009, we continue to hold approximately $3.8 million of auction rate securities which, in the event of auction failure, are reset according to the contractual terms in the governing instruments. To date, we have received all scheduled interest payments on these securities. We will not realize cash in respect of the principal amount of these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid, or a buyer outside the auction process emerges.

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

    Our marketable securities are purchased and, in the case of auction rate securities, sold by third-party brokers in accordance with our investment policy guidelines. Our brokerage account requires that all marketable securities be held to maturity unless authorization is obtained from us to sell earlier. In fact, we had a history of holding all marketable securities to maturity prior to the second quarter of 2009, when we decided to sell a portion of our marketable securities which had scheduled maturities between the fourth quarter of 2009 and the third quarter of 2010. The proceeds from these sales were $24.8 million, resulting in a gain of $0.2 million.

    We expect to recover the amortized cost of all of our investments at maturity. Because we do not anticipate having to sell these securities in order to operate our business and believe it is not more likely than not that we will be required to sell these securities before recovery of principal, we do not consider these marketable securities to be other than temporarily impaired at December 31, 2009.

    Financing Activities. During the years ended December 31, 2009, 2008 and 2007, we received cash of $4.9 million, $6.5 million and $7.8 million, respectively, from the exercise of stock options by employees, directors and non-employee consultants, from the sale of our common stock under our Purchase Plans and from sale of common stock in public offering in 2007. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under the Purchase Plans.

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

    In 2008, we obtained approvals for RELISTOR from the FDA, as well as European Union, Canadian, Australian, Venezuelan and other regulatory authorities. Under the Transition Agreement, Wyeth, at its expense, is continuing certain ongoing development efforts for subcutaneous RELISTOR through September 30, 2010, and its sales and marketing obligations during the transition will continue in the United States through a U.S. Sales Period and worldwide excluding Japan through the ex-U.S. Sales Period, in accordance with an agreed-upon commercialization plan. The ex-U.S. Sales Period is subject to certain extension and early termination options available to us. Wyeth will continue to pay royalties as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets for that quarter are not met or (ii) an extended international sale period in the subject country.

    Unless we obtain regulatory approval from the FDA for additional product candidates and/or enter into agreements with corporate collaborators with respect to the development of RELISTOR and our additional technologies, we will be required to fund our operations in the future through offerings of equity or debt securities, royalty or other financing agreements, U.S. commercialization or co-promotion with our own sales force, and/or grants and government contracts. Adequate additional funding may not be available to us on acceptable terms or at all. Our inability to raise additional capital on terms reasonably acceptable to us may seriously jeopardize the future success of our business.

Uses of Cash

    Operating Activities. The majority of our cash has been used to advance our research and development programs. We currently have major research and development programs in supportive care, oncology and virology, and are conducting several smaller research projects in those latter areas. Our total expenses for research and development from inception through December 31, 2009 have been approximately $529.6 million. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties and the uncertainty of the specific nature of RELISTOR-related future arrangements and relationships following termination of the Wyeth collaboration, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

    For the years ended December 31, 2009, 2008 and 2007, research and development costs incurred, by project, were as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(in millions)
RELISTOR	$7.8	$25.4	$41.5
HIV	11.8	39.4	29.0
Cancer	20.1	10.8	16.1
Other programs	11.4	9.5	9.6
Total	$51.1	$85.1	$96.2

    We will require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, fund operating expenses, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, and fund product in-licensing and any possible acquisitions.

    Investing Activities. During the years ended December 31, 2009, 2008 and 2007, we have spent $0.9 million, $2.2 million and $5.2 million, respectively, on capital expenditures. These reductions have resulted from our continuing efforts to manage costs in light of available resources and prospects. These expenditures have been primarily related to the purchase of laboratory equipment for our research and development projects, for the manufacture of research and clinical products.

Contractual Obligations

    Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of December 31, 2009 for future payments under these agreements:

		Payments due by December 31,
	Total	2010	2011-2012	2013-2014	Thereafter
	(in millions)
Operating leases	$46.0	$3.7	$7.7	$8.0	$26.6
License and collaboration agreements (1)	81.9	0.8	1.8	4.3	75.0
Total	$127.9	$4.5	$9.5	$12.3	$101.6
_______________

(1)
Assumes attainment of milestones covered under each agreement, including those to which PSMA LLC is a party. The timing of the achievement of the related milestones is highly uncertain, and accordingly the actual timing of payments, if any, is likely to vary, perhaps significantly, relative to the timing contemplated by this table.

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

Off-Balance Sheet Arrangements and Guarantees

    We have no obligations under off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

Critical Accounting Policies

    We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are disclosed in Note 2 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2009. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

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

    Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be part of the consideration and be recognized as revenue as such performance obligations are performed.

    Royalty revenue is recognized based upon net sales of related licensed products. Royalty revenue is recognized in the period the sales occur, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement providing for the royalty. If royalties are received when we have remaining performance obligations, they would be attributed to the services being provided under the arrangement and, therefore, recognized as such obligations are performed under the proportionate performance method.

    We recognize upfront license payments as revenue upon delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations, typically including research or steering or other committee services, could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value, or (ii) have standalone value but the fair value of any of the undelivered performance obligations could not be determined, the upfront license payments would be recognized as revenue over the estimated period of when our performance obligations are performed.

    Under the proportionate performance method we recognize revenue provided that we can reasonably estimate the level of effort required to complete our performance obligations under an arrangement and such performance obligations are provided on a best-efforts basis. Direct labor hours or full-time equivalents will typically be used as the measure of performance. Revenue is recognized in any period as the percent of actual effort expended in that period relative to total effort for all of our performance obligations under the arrangement. Significant judgment and estimates are required in determining the nature and assignment of tasks to be accomplished by each of the parties and the level of effort required for us to complete our performance obligations under the arrangement. The nature and assignment of tasks to be performed by each party involves the preparation, discussion and approval by the parties of a development plan and budget.

    Amounts not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenue. The estimate of the classification of deferred revenue as short-term or long-term is based upon management’s current operating budget with the collaborator for the total effort required to complete our performance obligations under the arrangement.

    As the development programs progress over time, the development budgets, including the amount of FTEs, may be revised, resulting in a change to the development period or costs. Changes in the development estimates are likely to affect the amount of revenue recognized in the period of change and each year in the future as compared to prior periods. Under the Wyeth collaboration, we recognized $6.2 million less revenue from the $60.0 million upfront payment during the year ended December 31, 2008 compared to the amounts recognized in 2007 due to an extension of the development budget from December 31, 2008 to December 31, 2009. Conversely, we recognized $4.3 million more revenue during 2009 compared to amounts recognized in 2008 due to the increase in the percent of actual effort expended in 2009 relative to the total remaining effort to complete development.

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

    The fair value of each non-qualified stock option award is estimated on the date of grant using the Black-Scholes option pricing model.

    The model requires input assumptions with respect to (i) expected volatility of our common stock, which is based upon the daily quoted market prices on The NASDAQ Stock Market LLC over a period equal to the expected term, (ii) the period of time over which employees, officers, our chief executive officer, directors and non-employee consultants are expected to hold their options prior to exercise, (iii) zero expected dividend yield due to never having paid dividends and not expecting to pay dividends in the future, and (iv) risk-free interest rates for periods within the expected term of the options, which are based on the U.S. Treasury yield curve in effect at the time of grant.

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

    The expected term of options granted represents the period of time that options granted are expected to be outstanding based upon historical data related to exercise and post-termination cancellation activity. The expected term of stock options granted to our Chief Executive Officer and non-employee directors and consultants are calculated separately from stock options granted to employees and officers.

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

Changes in the assumptions used to compute the fair value of the option awards are likely to affect the fair value of the non-qualified stock option awards and the amount of compensation expense recognized in future periods. A higher volatility, shorter expected term and higher risk-free rate increases the resulting compensation expense recognized in future periods as compared to prior periods. Conversely, a lower volatility, longer expected term and lower risk-free rate decreases the resulting compensation expense recognized in future periods as compared to prior periods.

    For performance-based stock option awards vesting of a defined portion of each award will occur earlier if a defined performance condition is achieved; more than one condition may be achieved in any period. We estimate the probability of achievement of each performance condition and use those probabilities to determine the requisite service period of each award. The requisite service period for the award is the shortest of the explicit or implied service periods. In the case of the executive’s options, the explicit service period is nine years and eleven months from the respective grant dates. The implied service periods related to the performance conditions are the estimated times for each performance condition to be achieved. Thus, compensation expense will be recognized over the shortest estimated time for the achievement of performance conditions for that award (assuming that the performance conditions will be achieved before the cliff vesting occurs). For performance and market-based stock option awards (consisting of options and restricted stock in 2008 and options in 2009) to our Chief Executive Officer vesting occurs on the basis of the achievement of specified performance or market-based milestones. The options have an exercise price equal to the closing price on our common stock on the date of grant. The awards to our Chief Executive Officer are valued using a Monte Carlo simulation and the expense related to these grants will be recognized over the shortest estimated time for the achievement of the performance or market conditions. The awards will not vest unless one of the milestones is achieved or the market condition is met. Changes in the estimate of probability of achievement of any performance or market condition will be reflected in compensation expense of the period of change and future periods affected by the change.

    Research and Development Expenses Including Clinical Trial Expenses. Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed as incurred, and are based on the expected total number of patients in the trial, the rate at which the patients enter the trial and the period over which the clinical investigators and clinical research organizations are expected to provide services. We believe that this method best approximates the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. In addition to clinical trial expenses, we estimate the amounts of other research and development expenses, for which invoices have not been received at the end of a period, based upon communication with third parties that have provided services or goods during the period. Such estimates are subject to change as additional information becomes available.

    Fair Value Measurements. Our available-for-sale investment portfolio consists of money market funds, corporate debt securities and auction rate securities, and is recorded at fair value in the accompanying consolidated balance sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these investments is recorded as a component of other comprehensive loss.

    We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments.

    We expect to recover the amortized cost of all of our investments at maturity. Currently, we do not anticipate having to sell these securities in order to operate our business and we believe that it is not more likely than not that we will be required to sell these securities before recovery of principal. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

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

Impact of Recently Issued Accounting Standards

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

    Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of money market funds, taxable corporate debt securities and auction rate securities. Our investments totaled $89.5 million at December 31, 2009, of which $1.5 million (2%) had fixed interest rates and $88.0 million (98%) had interest rates that were variable. As a result, we do not believe that we have a material exposure to interest-rate risk. Our marketable securities are classified as available-for-sale.

    As a result of changes in general market conditions during 2008, we determined to reduce the principal amount of auction rate securities in our portfolio as they came up for auction and invest the proceeds in other securities in accordance with our investment guidelines. At December 31, 2009, we continue to hold approximately $3.8 million (4.2% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments and which, in the event of auction failure, have interest rates reset according to the contractual terms in the governing instruments. The principal amount of these remaining auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

    The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of December 31, 2009 and the temporary impairment amount decreased $8.0 thousand from $316.0 thousand at December 31, 2008 to $308.0 thousand. A 100 basis point increase to our internal analysis would result in an insignificant increase in the temporary impairment of these securities as of the year ended December 31, 2009.

Item 8. Financial Statements and Supplementary Data

    See page F-1, Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

    None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

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

Changes in Internal Control over Financial Reporting

    There have been no changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

    Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes policies and procedures that:

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

    Management has used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information

    None.

PART III

The information required by the Form 10-K Items listed in the following table will be included under the respective headings specified for such Items in our definitive proxy statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC:

Item of Form 10-K	Location in 2010 Proxy Statement

Item 10. Directors, Executive Officers and Corporate Governance
Election of Directors.
Board and Committee Meetings.
Executive Officers of the Company.
Section 16(a) Beneficial Ownership Reporting and Compliance.
Code of Business Ethics and Conduct.*
*The full text of our code of business ethics and conduct is available on our website (http://www.progenics.com/documents.cfm).

Item 11. Executive Compensation	Executive Compensation. Compensation Committee Report. Compensation Committee Interlocks and Insider Participation.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Equity Compensation Plan Information. Security Ownership of Certain Beneficial Owners and Management.

Item 13. Certain Relationships and Related Transactions, and Director Independence	Certain Relationships and Related Transactions. Affirmative Determinations Regarding Director Independence and Other Matters.

Item 14. Principal Accounting Fees and Services	Fees Billed for Services Rendered by our Independent Registered Public Accounting Firm. Pre-approval of Audit and Non-Audit Services by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

    The following documents or the portions thereof indicated are filed as a part of this Report.

(a)	Documents filed as part of this Report:

Consolidated Financial Statements of Progenics Pharmaceuticals, Inc.:

   Report of Independent Registered Public Accounting Firm

   Consolidated Balance Sheets at December 31, 2009 and 2008

   Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

   Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the years ended December 31, 2009, 2008 and 2007

   Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

   Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules

    All financial statement schedules referred to in Item 12-01 of Regulation S-X are inapplicable and therefore have been omitted.

(c)	Item 601 Exhibits

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

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Progenics Pharmaceuticals, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainties in income taxes in 2007 and the manner in which it accounts for fair value measurements for its financial assets and financial liabilities in 2008.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 10, 2010

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except for par value and share amounts)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$90,903	$56,186
Marketable securities	1,501	63,127
Accounts receivable	7,522	1,337
Other current assets	1,468	3,531
Total current assets	101,394	124,181
Marketable securities	3,792	22,061
Fixed assets, at cost, net of accumulated depreciation and amortization	6,560	11,071
Other assets	1,867	520
Total assets	$113,613	$157,833

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,836	$6,496
Deferred revenue - current	-	31,645
Other current liabilities	170	57
Total current liabilities	6,006	38,198
Other liabilities	-	266
Total liabilities	6,006	38,464
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding - none	-	-
Common stock, $.0013 par value; 40,000,000 shares authorized; issued - 32,142,062 in 2009 and 30,807,387 in 2008	42	40
Additional paid-in capital	439,943	422,085
Accumulated deficit	(329,330)	(298,718)
Accumulated other comprehensive loss	(307)	(1,297)
Treasury stock, at cost (200,000 shares in 2009 and 2008)	(2,741)	(2,741)
Total stockholders’ equity	107,607	119,369
Total liabilities and stockholders’ equity	$113,613	$157,833

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except for loss per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues:
Research and development	$44,351	$59,885	$65,455
Royalty income	2,372	146	-
Research grants and contract	1,968	7,460	10,075
Other revenues	256	180	116
Total revenues	48,947	67,671	75,646

Expenses:
Research and development	49,798	82,290	95,234
License fees - research and development	1,058	2,830	942
General and administrative	25,106	28,834	27,901
Royalty expense	237	15	-
Depreciation and amortization	5,078	4,609	3,027
Total expenses	81,277	118,578	127,104

Operating loss	(32,330)	(50,907)	(51,458)

Other income:
Interest income	1,481	6,235	7,770
Gain on sale of marketable securities	237	-	-
Total other income	1,718	6,235	7,770

Net loss	$(30,612)	$(44,672)	$(43,688)

Net loss per share - basic and diluted	$(0.98)	$(1.48)	$(1.59)
Weighted-average shares - basic and diluted	31,219	30,142	27,447

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2009, 2008 and 2007
(in thousands)
	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2006	26,199	$34	$321,315	$(210,358)	$(145)	-	$-	$110,846
Comprehensive loss:
Net loss	-	-	-	(43,688)	-	-	-	(43,688)
Net change in unrealized gain on marketable securities	-	-	-	-	151	-	-	151
Total comprehensive loss:								(43,537)
Compensation expenses for share-based payment arrangements	-	-	15,306	-	-	-	-	15,306
Issuance of restricted stock, net of forfeitures	267	-	-	-	-	-	-	-
Sale of common stock in a public offering ($23.15 per share, net of underwriting discounts and commissions and other offering expenses of $3,112) (see Note 7)	2,600	3	57,075	-	-	-	-	57,078
Sale of common stock under employee stock purchase plans and exercise of stock options	688	2	7,823	-	-	-	-	7,825
Repurchase of restricted stock	-	-	(19)	-	-	-	-	(19)
Balance at December 31, 2007	29,754	39	401,500	(254,046)	6	-	-	147,499
Comprehensive loss:
Net loss	-	-	-	(44,672)	-	-	-	(44,672)
Net change in unrealized gain on marketable securities	-	-	-	-	(1,303)	-	-	(1,303)
Total comprehensive loss:								(45,975)
Compensation expenses for share-based payment arrangements	-	-	14,133	-	-	-	-	14,133
Issuance of restricted stock, net of forfeitures	216	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	837	1	6,452	-	-	-	-	6,453
Treasury shares acquired under repurchase program	-	-	-	-	-	(200)	(2,741)	(2,741)
Balance at December 31, 2008	30,807	40	422,085	(298,718)	(1,297)	(200)	(2,741)	119,369
Comprehensive loss:
Net loss	-	-	-	(30,612)	-	-	-	(30,612)
Net change in unrealized loss on marketable securities	-	-	-	-	990	-	-	990
Total comprehensive loss:								(29,622)
Compensation expenses for share-based payment arrangements	-	-	12,986	-	-	-	-	12,986
Issuance of restricted stock, net of forfeitures	266	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	1,069	2	4,872	-	-	-	-	4,874
Balance at December 31, 2009	32,142	$42	$439,943	$(329,330)	$(307)	(200)	$(2,741)	$107,607

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(30,612)	$(44,672)	$(43,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,078	4,609	3,027
Write-off of fixed assets	334	3	-
Amortization of discounts, net of premiums, on marketable securities	889	960	(445)
Expenses for share-based compensation awards	12,986	14,133	15,306
Gain on sale of marketable securities	(237)	-	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(6,185)	658	(296)
Decrease (increase) in other current assets	2,063	(420)	70
Increase in other assets	(1,667)	-	-
(Decrease) increase in accounts payable and accrued expenses	(660)	(8,269)	2,913
(Decrease) increase in deferred revenue	(31,645)	4,786	(16,231)
Increase in other current liabilities	113	-	57
(Decrease) increase in other liabilities	(266)	(93)	236
Net cash used in operating activities	(49,809)	(28,305)	(39,051)
Cash flows from investing activities:
Capital expenditures	(901)	(2,172)	(5,151)
Sales/maturities of marketable securities	80,233	128,705	252,850
Purchase of marketable securities	-	(56,209)	(275,048)
Decrease (increase) in restricted cash	320	32	(8)
Net cash provided by (used in) investing activities	79,652	70,356	(27,357)
Cash flows from financing activities:
Proceeds from sale of common stock in public offering	-	-	60,190
Expenses related to the sale of common stock in public offering	-	-	(3,112)
Purchase of treasury stock	-	(2,741)	-
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	4,874	6,453	7,825
Repurchase of restricted stock	-	-	(19)
Net cash provided by financing activities	4,874	3,712	64,884
Net increase (decrease) in cash and cash equivalents	34,717	45,763	(1,524)
Cash and cash equivalents at beginning of period	56,186	10,423	11,947
Cash and cash equivalents at end of period	$90,903	$56,186	$10,423

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or unless otherwise noted)

1. Organization and Business

Progenics Pharmaceuticals, Inc. (“Progenics,” “we” or “us”) is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward supportive care, oncology and virology.

Progenics commenced principal operations in 1988, became publicly traded in 1997 and throughout has been engaged primarily in research and development efforts, developing manufacturing capabilities, establishing corporate collaborations and raising capital. Certain of our intellectual property rights are held by wholly owned subsidiaries. None of our subsidiaries other than PSMA Development Company LLC (“PSMA LLC”) had operations during the years ended December 31, 2009, 2008 or 2007. All of our operations are conducted at our facilities in Tarrytown, New York.

Supportive Care

Our first commercial product is RELISTOR® (methylnaltrexone bromide) subcutaneous injection, a first-in-class therapy for opioid-induced constipation approved for sale in over 40 countries worldwide, including the United States, European Union member states, Canada, Australia and Brazil. Marketing applications are pending elsewhere throughout the world.

In October 2009, we and Wyeth Pharmaceuticals terminated our 2005 RELISTOR collaboration, as a result of which we regained all worldwide rights to RELISTOR. Under our Transition Agreement, Wyeth is continuing to market and sell RELISTOR for a U.S. Sales Period ending September 30, 2010 and an ex-U.S. Sales Period ending December 31, 2010. After this transition period, we will assume full control of and responsibility for future development and commercialization of RELISTOR. Shortly after the termination, Pfizer Inc. completed its previously-announced acquisition of Wyeth, which is now a wholly owned subsidiary of Pfizer.

We are pursuing a range of strategic alternatives for RELISTOR, including licensing, collaboration and/or strategic alliances with world-wide or regional partners, U.S. commercialization of the currently-approved product on our own or with pharmaceutical detailing and sales organizations and/or co-promotion of the franchise with a partner using our own sales force.

Under the Transition Agreement, Wyeth has agreed to pay to us the sum of $10.0 million in six quarterly installments and is continuing certain ongoing development efforts for subcutaneous RELISTOR, at its expense, through September 30, 2010. Wyeth’s international sales and marketing obligations during the ex-U.S. Sales Period are subject to certain extension and early transition options available to us. We have no further obligations to Wyeth under the 2005 collaboration agreement. Wyeth will continue to pay royalties on worldwide sales as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets are not met or (ii) an extended ex-U.S. Sales Period in the subject country. Principal responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR will be transferred during and as part of the transition. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, and/or other assistance with respect to agreed-upon regulatory, manufacturing and supply matters. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of the Sales Periods on agreed-upon terms and conditions.

Prior to the Transition Agreement (including periods covered by this report), we received upfront, milestone, and royalty payments from Wyeth, and were reimbursed for expenses we incurred in connection with the development of RELISTOR; manufacturing and commercialization expenses for RELISTOR were funded by Wyeth.

Our October 2008 out-license to Ono Pharmaceutical of the rights to subcutaneous RELISTOR in Japan is unaffected by termination of the Wyeth collaboration. Under the License Agreement, we received an upfront payment of $15.0 million, and are entitled to receive potential milestones, upon achievement of development milestones by Ono, of up to $20.0 million, commercial milestones and royalties on sales by Ono of subcutaneous RELISTOR in Japan. Ono also has the option to acquire from us the rights to develop and commercialize in Japan other formulations of RELISTOR, including intravenous and oral forms, on terms to be negotiated separately.

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

Virology

In the area of virology, we are developing a viral-entry inhibitor -- a humanized monoclonal antibody, PRO 140 -- for infection due to human immunodeficiency virus (“HIV”), the virus that causes AIDS. We are developing the subcutaneous form of PRO 140 for treatment of HIV infection, which has the potential for weekly self-administration. Advancement of this program is subject to our obtaining pivotal clinical-trial funding, for which we have applied to government agencies. In our hepatitis C virus infection efforts, we are evaluating second-generation HCV-entry inhibitors as possible development candidates. We are also engaged in research regarding a prophylactic vaccine against HIV infection.

Our oncology and virology product candidates are not as advanced in development as RELISTOR, and we do not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term.

Funding and Financial Matters

We will require additional funding to continue our current programs to completion, which may involve collaboration agreement, license or sale transactions or royalty sales or financings with respect to our products and product candidates. We may also seek to raise additional capital through sales of common stock or other securities, and expect to continue funding some programs in part through government awards.

Progenics has had recurring losses since inception. At December 31, 2009, we had cash, cash equivalents and marketable securities, including non-current portion, totaling $96.2 million which we expect will be sufficient to fund current operations beyond one year. During the year ended December 31, 2009, we had a net loss of $30.6 million and used $49.8 million of cash in operating activities. At December 31, 2009, we had an accumulated deficit of $329.3 million.

Pending use in our business, our revenues and proceeds of financing activities are held in cash, cash equivalents and marketable securities. Our marketable securities, which include corporate debt securities and auction rate securities, are classified as available-for-sale.

In April, 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available. Purchases may be discontinued at any time. We did not repurchase any common shares during the year ended December 31, 2009.

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

Consolidation

The consolidated financial statements include the accounts of Progenics and PSMA LLC, as of and for the years ended December 31, 2009, 2008 and 2007. Inter-company transactions have been eliminated in consolidation.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Revenue Recognition

We recognize revenue from all sources based on the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”) and ASC 605 Revenue Recognition.

Collaborations may contain substantive milestone payments to which we apply the substantive milestone method (“Substantive Milestone Method”). Substantive milestone payments are considered to be performance payments that are recognized upon achievement of the milestone only if all of the following conditions are met: (i) the milestone payment is non-refundable, (ii) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement, (iii) substantive effort is involved in achieving the milestone, (iv) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (v) a reasonable amount of time passes between the upfront license payment and the first milestone payment as well as between each subsequent milestone payment.

Determination as to whether a milestone meets the aforementioned conditions involves management’s judgment. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be part of the consideration and be recognized as revenue as such performance obligations are performed.

Non-refundable upfront license fees are recognized as revenue when we have a contractual right to receive such payment, the contract price is fixed or determinable, the collection of the resulting receivable is reasonably assured and we have no further performance obligations. Multiple element arrangements, such as license and development arrangements are analyzed to determine whether the deliverables, which often include a license and performance obligations, such as research and steering or other committee services, can be separated in accordance with ASC 605 Revenue Recognition. We would recognize upfront license payments as revenue upon delivery of the license only if the license had standalone value and the fair value of the undelivered performance obligations could be determined. If the fair value of the undelivered performance obligations could be determined, such obligations would then be accounted for separately as performed. If the license is considered to either (i) not have standalone value, or (ii) have standalone value but the fair value of any of the undelivered performance obligations could not be determined, the upfront license payments would be recognized as revenue over the estimated period of when our performance obligations are performed. Any unamortized remainder of the upfront payment is recognized upon termination of collaborations.

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

During the course of a collaboration agreement that involves a development plan and budget, the amount of the upfront license payment that is recognized as revenue in any period increases or decreases as the percentage of actual effort increases or decreases. When a new budget is approved, the remaining unrecognized amount of the upfront license fee is recognized prospectively, by applying the changes in the total estimated effort or period of development that is specified in the revised approved budget.

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

Royalty revenue is recognized in the period the sales occur, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement providing for the royalty. If royalties are received when we have remaining performance obligations, they would be attributed to the services being provided under the arrangement and, therefore, recognized as such obligations are performed under either the proportionate performance or straight-line methods, as applicable.

During the years ended December 31, 2009, 2008 and 2007, we also recognized revenue from government research grants (and contract in the 2008 and 2007 periods), which are used to subsidize a portion of certain of our research projects (“Projects”), exclusively from the National Institutes of Health (“NIH”). We also recognized revenue from the sale of research reagents during those periods.

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

Transition Agreement with Wyeth – October 2009

The Transition Agreement provides for the termination of the 2005 Wyeth collaboration agreement and the transition to Progenics of the rights to develop and commercialize RELISTOR. Under it, Wyeth’s license of Progenics technology is terminated except as necessary for performance of Wyeth’s obligations during the transition period and Wyeth has returned the rights to RELISTOR that we had previously granted under the 2005 collaboration agreement. During the transition, Wyeth is obligated to pay all costs of commercialization of subcutaneous RELISTOR, including manufacturing costs, and retains all proceeds from its sale of the products, subject to royalties due to us. Decisions with respect to commercialization of the product during the transition period are to be made solely by Wyeth. We have no further obligations to Wyeth under the 2005 collaboration agreement.

Wyeth Collaboration Agreement – December 2005 to October 2009

The Wyeth collaboration agreement was in effect until October 2009 which includes periods covered by this report. The Wyeth Collaboration Agreement involved three formulations of RELISTOR: (i) a subcutaneous formulation to be used in patients with opioid-induced constipation (“OIC”), (ii) an intravenous formulation to be used in patients with post-operative ileus (“POI”) and (iii) an oral formulation to be used in patients with OIC.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The agreement included a non-refundable upfront license fee, reimbursement of development costs, research and development payments based upon our achievement of clinical development milestones, contingent payments based upon the achievement by Wyeth of defined events and royalties on product sales. We recognized research revenue from Wyeth from January 1, 2006 to October 2009. We recognized revenue related to the upfront license payment we received from Wyeth using the proportionate performance method since we reasonably estimated the level of effort required to complete our performance obligations based upon the most current budget approved by both Wyeth and us. Such performance obligations were provided by us on a best-efforts basis. Full-time equivalents were used as the measure of performance. Significant judgment is required in determining the nature and assignment of tasks to be accomplished by each of the parties and the level of effort required for us to complete our performance obligations under the arrangement. The nature and assignment of tasks performed by each party involved the preparation, discussion and approval by the parties of a development plan and budget.

The amount of the Wyeth upfront license payment that we recognized as revenue for each fiscal quarter prior to the third quarter of 2007 was based upon several revised and approved budgets, although the revisions to those budgets did not materially affect the amount of revenue recognized in those periods. During the third quarter of 2007, the estimate of our total remaining effort to complete our development obligations was increased significantly based upon a revised development budget approved by both us and Wyeth. As a result, the period over which our obligations were to be performed, and over which the upfront payment was to be amortized, was extended from the end of 2008 to the end of 2009. The Transition Agreement between Wyeth and us shortened the obligation period from the end of 2009 to October 2009 and resulted in the recognition, during the fourth quarter of 2009, of the remaining $5.2 million unamortized upfront payment balance at September 30, 2009.

In relation to the Wyeth collaboration, we assessed the nature of our involvement with the JSC, JDC and JCC. Our involvement in the first two such committees was one of several obligations to develop the subcutaneous and intravenous formulations of RELISTOR through regulatory approval in the U.S. We combined the committee obligations with the other development obligations and accounted for these obligations during the development phase as a single unit of accounting. After the period during which we have developmental responsibilities, however, we assessed the nature of our involvement with the committees as a right, rather than an obligation. Our assessment was based upon the fact that we negotiated to be on these committees as an accommodation for our granting of the license for RELISTOR to Wyeth. Further, Wyeth had been granted by us an exclusive worldwide license, even as to us, to develop and commercialize RELISTOR and we had assigned the agreements for the manufacture of RELISTOR by third parties to Wyeth. We were responsible for developing the subcutaneous and intravenous formulations in the U.S. until they receive regulatory approval, while Wyeth was responsible for these formulations outside the U.S. other than Japan. Wyeth was also responsible for the development of the oral formulation worldwide excluding Japan. We transferred to Wyeth all existing supply agreements with third parties for RELISTOR and sublicensed intellectual property rights to permit Wyeth to manufacture RELISTOR, during the development and commercialization phases of the Wyeth Collaboration Agreement, in both bulk and finished form for all products worldwide. We had no further manufacturing obligations under the 2005 Collaboration. We transferred to Wyeth all know-how, as defined, related to RELISTOR. Based upon our research and development programs, such period will cease upon completion of our development obligations under the 2005 Wyeth collaboration agreement.

Following regulatory approval of the subcutaneous and intravenous formulations of RELISTOR, Wyeth was required to continue to develop the oral formulation and to commercialize all formulations as provided in the Wyeth Collaboration Agreement, for which it was capable and responsible. We expected at the beginning of the agreement, that the activities of these committees for the period were to be focused on Wyeth’s development and commercialization obligations. As discussed in Note 1, we and Wyeth terminated our collaboration in October 2009, as a result of which we regained all worldwide rights to RELISTOR and our out-license to Ono, with respect to Japan, is unaffected by the termination of the Wyeth collaboration.

From January 2006 to October 2009, costs for the development of RELISTOR incurred by Wyeth or us were paid by Wyeth. Wyeth had the right once annually to engage an independent public accounting firm to audit expenses for which we had been reimbursed during the prior three years. If the accounting firm concluded that any such expenses had been understated or overstated, a reconciliation was performed. From January 2006 to October 2009, we recognized as research and development revenue from collaborator, amounts received from Wyeth for reimbursement of our development expenses for RELISTOR as incurred under the development plan agreed to between us and Wyeth. In addition to the upfront payment and reimbursement of our development costs, Wyeth made milestone payments to us upon achievement of specific milestones (development related milestones for clinical and regulatory events). Upon achievement of defined substantive development milestones by us for the subcutaneous and intravenous formulations, the milestone payments were recognized as revenue.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

During May 2007, April 2008 and July 2008, we earned $9.0 million (two milestone payments), $15.0 million and $10.0 million, respectively, upon achievement of non-refundable milestones anticipated in the Wyeth collaboration; the first for the submission and acceptance for review of an NDA for a subcutaneous formulation of RELISTOR with the FDA and a comparable submission in the European Union, the second for the FDA approval of subcutaneous RELISTOR and the third for the European approval of subcutaneous RELISTOR. We considered those milestones to be substantive based on the significant degree of risk at the inception of the collaboration related to the conduct and successful completion of clinical trials and, therefore, of not achieving the milestones; the amount of the payment received relative to the significant costs incurred since inception of the Wyeth collaboration and amount of effort expended or the risk associated with the achievement of these milestones; and the passage of 17, 28 and 31 months, respectively, from inception of the collaboration to the achievement of those milestones. Therefore, we recognized the milestone payments as revenue in the respective periods in which the milestones were earned. As of December 31, 2008, relative to the $60.0 million upfront license payment received from Wyeth, we recorded $14.6 million as deferred revenue – current, which is recognized as revenue over the period of our development obligations relating to RELISTOR. In addition, at December 31, 2008, we recorded $1.6 million as deferred revenue - current, related to reimbursements from Wyeth for development costs.

In addition, during years ended December 31, 2009 and 2008, we earned royalties of $1,853 and $665, respectively, based on the net sales of subcutaneous RELISTOR, and we recognized $2,372 and $146, respectively, of royalty income. As of December 31, 2008, we recorded a cumulative total of $519 as deferred revenue – current, which was being recognized as royalty income over the period of our development obligations relating to RELISTOR. The remaining deferred royalty revenue balance of $807, as of September 30, 2009, was recognized as royalty income during the fourth quarter of 2009, the period in which our development obligations under the Wyeth Collaboration Agreement terminated. We incurred $185 and $67, respectively, of royalty costs and recognized $237 and $15, respectively, of royalty expenses during the years ended December 31, 2009 and 2008. As of December 31, 2008, we recorded a cumulative total of $52 of deferred royalty costs from the royalty costs incurred during the last three quarters of 2008, which were being recognized as royalty expense over the period of our development obligations relating to RELISTOR. The remaining deferred royalty charges balance of $81, as of September 30, 2009, was recognized as royalty expense during the fourth quarter 2009, the period in which our development obligations relating to RELISTOR terminated.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from our contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed as incurred, and are based on the expected total number of patients in the trial, the rate at which the patients enter the trial and the period over which clinical investigators or clinical research organizations are expected to provide services. At each period end, we evaluate the accrued expense balance related to these activities based upon information received from the suppliers and estimated progress towards completion of the research or development objectives to ensure that the balance is reasonably stated. Such estimates are subject to change as additional information becomes available.

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

Net Loss Per Share

We prepare our earnings per share (“EPS”) data in accordance with ASC 260 Earnings Per Share. Basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of shares of common shares outstanding during the period. In June 2008, the FASB updated ASC 260 Earnings Per Share by requiring entities, when calculating EPS, to allocate earnings to unvested and contingently issuable share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents when calculating EPS and also present both basic EPS and diluted EPS pursuant to the two-class method. The update to ASC 260 Earnings Per Share was effective January 1, 2009 and required retrospective application. We adopted this update on January 1, 2009 and the adoption had no material impact on basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007. Potential common shares, amounts of unrecognized compensation expense and windfall tax benefits have been excluded from diluted net loss per share since they would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments that potentially subject Progenics to concentrations of credit risk consist of cash, cash equivalents, marketable securities and receivables from Wyeth, Ono or the NIH. We invest our excess cash in money market funds, corporate debt securities and federal agency issues. We have established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities. We hold no collateral for these financial instruments.

Cash and Cash Equivalents

We consider all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject us to concentrations of credit risk. At December 31, 2009 and 2008, we have invested approximately $84,169 and $43,859, respectively, in cash equivalents in the form of money market funds with two major investment companies and held approximately $6,734 and $12,327, respectively, in a single commercial bank. Restricted cash of $200 and $520 at December 31, 2009 and 2008, respectively, consists of collateral for a letter of credit securing lease obligations and credit card balances and the carrying value of restricted cash approximates its fair value.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Marketable Securities

In accordance with ASC 320 Investments - Debt and Equity Securities, investments are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income or expense. Realized gains and losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are included in other income or expense. In computing realized gains and losses, we compute the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium. The fair value of marketable securities has been estimated based on a three-level hierarchy for fair value measurements. Interest and dividends on securities classified as available-for-sale are included in interest income (see Note 3).

At December 31, 2009 and 2008, our investment in marketable securities in the current and long term assets sections of the consolidated balance sheets included $3.8 million and $4.1 million, respectively, of auction rate securities. Valuation of securities is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk, ongoing strength and quality of market credit and liquidity and general economic and market conditions. The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. As a result of the estimated fair value, we re-evaluated the valuation of these securities as of December 31, 2009 and the temporary impairment amount decreased $8.0 thousand from $316.0 thousand at December 31, 2008 to $308.0 thousand. All income generated from these current investments was recorded as interest income (see Note 3).

Fair Value Measurements

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

Other current assets are comprised of financial instruments and non-financial instruments. The financial instruments primarily consist of interest and other receivables of $77 and $2,036 at December 31, 2009 and 2008, respectively, and we believe that carrying value is a reasonable estimate of fair value as the receivables are expected to be settled for cash within one year. Other assets of $1,667 at December 31, 2009 represent the long term portion of amounts due to Progenics from collaborator. We believe that carrying value approximates fair value.

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

Impairment of Long-Lived Assets

We periodically assess the recoverability of fixed assets and evaluate such assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with ASC 360 Property, Plant, and Equipment - Impairment or Disposal of Long-Lived Assets, if indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If the carrying amount is not recoverable, we measure the amount of any impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset. No impairments occurred as of December 31, 2009, 2008 or 2007.

Income Taxes

We account for income taxes in accordance with the provisions of ASC 740 Income Taxes, which requires that we recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain.

In accordance with ASC 718 Compensation – Stock Compensation and ASC 505 Equity, we have made a policy decision related to intra-period tax allocation, to account for utilization of windfall tax benefits based on provisions in the tax law that identify the sequence in which amounts of tax benefits are used for tax purposes (i.e., tax law ordering).

Uncertain tax positions are accounted for in accordance with ASC 740 Income Taxes, which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that we have taken or expect to take on a tax return. ASC 740 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. We review our nexus in various tax jurisdictions and our tax positions related to all open tax years for events that could change the status of our ASC 740 liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. Those positions, for which management’s assessment is that there is more than a 50 percent probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to the measurement criteria of ASC 740. We record the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Any ASC 740 liabilities for which we expect to make cash payments within the next twelve months are classified as “short term.” In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will record interest and penalties as a component of income taxes (see Note 11).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Risks and Uncertainties

We have to date generated only modest amounts of product and royalty revenue, and except for RELISTOR have no products approved by the FDA for marketing. There can be no assurance that our research and development will be successfully completed, that any products developed will obtain necessary marketing approval by regulatory authorities or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology, and we are dependent upon establishing satisfactory relationships with one or more partner(s) and the continued services of our current employees, consultants and subcontractors. We are also dependent upon Wyeth and/or Ono fulfilling their manufacturing obligations, either on their own or through third-party suppliers. For the years ended December 31, 2009, 2008 and 2007, the primary sources of our revenues were Wyeth, Ono and research grant and contract revenues from the NIH. There can be no assurance that revenues from Wyeth, Ono or from research awards will continue. Substantially all of our accounts receivable at December 31, 2009 and 2008 were from the above-named sources.

Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive loss includes net loss adjusted for the change in net unrealized gain or loss on marketable securities. The disclosures required by ASC 220 Comprehensive Income for the years ended December 31, 2009, 2008 and 2007 have been included in the Consolidated Statements of Stockholders’ Equity and Comprehensive Loss. There was no income tax expense/benefit allocated to any component of Other Comprehensive Loss (see Note 11).

Impact of Recently Issued Accounting Standards

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

3. Fair Value Measurements and Marketable Securities

Our available-for-sale investment portfolio consists of marketable securities, including corporate debt securities, securities of government-sponsored entities and auction rate securities, and is recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these marketable securities is recorded as a component of other comprehensive loss (see Note 2).

Marketable securities consisted of the following:

	December 31, 2009	December 31, 2008
Short-term
Corporate debt securities	$1,501	$63,127
Total short-term marketable securities	1,501	63,127

Long-term
Corporate debt securities and securities of government-sponsored entities	-	18,002
Auction rate securities	3,792	4,059
Total long-term marketable securities	3,792	22,061

Total marketable securities	$5,293	$85,188

The following table presents our available-for-sale investments measured at fair value on a recurring basis as of December 31, 2009 and 2008, classified by valuation hierarchy (as previously discussed):

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$84,169	$84,169	$-	$-
Corporate debt securities	1,501	-	1,501	-
Auction rate securities	3,792	-	-	3,792
Total	$89,462	$84,169	$1,501	$3,792

		Fair Value Measurements at Reporting Date Using
Description	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$43,859	$43,859	$-	$-
Corporate debt securities and securities of government-sponsored entities	81,129	-	81,129	-
Auction rate securities	4,059	-	-	4,059
Total	$129,047	$43,859	$81,129	$4,059

At December 31, 2009, we hold $3.8 million (4.2% of total assets measured at fair value) in auction rate securities which are classified as Level 3. The fair value of these securities includes $2.9 million of securities collateralized by student loan obligations subsidized by the U.S. government and $0.9 million of investment company perpetual preferred stock. Auction rate securities are collateralized long-term instruments that were intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 7 to 35 days. Beginning in the first quarter of 2008, auctions failed for certain of our auction rate securities because sell orders exceeded buy orders, and we were unable to dispose of those securities at auction. We will not realize cash in respect of the principal amount of these securities until a successful auction occurs, the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid (which is inapplicable to the perpetual preferred mentioned above) or a buyer outside the auction process emerges. As of December 31, 2009, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to the contractual terms in the governing instruments.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. We re-evaluated the valuation of these securities as of December 31, 2009 and the temporary impairment amount decreased $8.0 from $316.0 at December 31, 2008, to $308.0, which is reflected as a part of other comprehensive loss on our accompanying Consolidated Balance Sheets. These securities are held “available-for-sale” and the unrealized loss is included in other comprehensive loss. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets.

We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

For those of our financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following tables summarize the activities for the years ended December 31, 2009 and 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Balance at beginning of period	$4,059	$-
Transfers into Level 3	-	8,150
Total realized/unrealized gains (losses) (1)
Included in net loss	-	-
Included in comprehensive income (loss)	8	(316)
Settlements	(275)	(3,775)
Balance at end of period	$3,792	$4,059
(1) Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$(316)

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at December 31, 2009 and 2008:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2009:
Maturities less than one year:
Corporate debt securities	$1,501	$1,502	$1	$-	$1
Maturities greater than ten years:
Auction rate securities	1,000	940	-	(60)	(60)
Investments without stated maturity dates:
Auction rate securities	3,100	2,852	-	(248)	(248)
	$5,601	$5,294	$1	$(308)	$(307)

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
2008:
Maturities less than one year:
Corporate debt securities	$63,982	$63,127	$114	$(969)	$(855)
Maturities between one and five years:
Corporate debt securities	17,129	16,995	71	(205)	(134)
Government-sponsored entities	999	1,007	8	-	8
Maturities greater than ten years:
Auction rate securities	3,200	2,944	-	(256)	(256)
Investments without stated maturity dates:
Auction rate securities	1,175	1,115	-	(60)	(60)
	$86,485	$85,188	$193	$(1,490)	$(1,297)

Progenics’ computes the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The following table shows the gross unrealized losses and fair value of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008.

At December 31, 2009:

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

We have evaluated our individual corporate debt securities holdings for other-than-temporary impairment and determined that the unrealized losses as of December 31, 2008 are attributable to our purchase of corporate debt securities which traded at a premium in early 2008, and declined in market value during 2008. Because we do not intend to sell these securities, and believe it is not more likely than not that we would be required to sell these securities before recovery of principal, we do not consider these securities to be other-than-temporarily impaired at December 31, 2008.

Other-than-temporary impairment analysis on auction rate securities. The unrealized losses in our auction rate securities investments were the result of an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. At December 31, 2009 and 2008, there were two and three securities with a gross unrealized loss position of $308 and $316 ($3,792 and $4,059 of the total fair value), respectively.

The severity of the unrealized losses for auction rate securities at December 31, 2009 and 2008 was between 6 percent and 8 percent below amortized cost, and the weighted average duration of the unrealized losses for these securities was 22 and 9.25 months, respectively.

We have evaluated our individual auction rate securities holdings for other-than-temporary impairment and determined that the unrealized losses as of December 31, 2009 and 2008 are attributable to uncertainty in the liquidity of the auction rate security market. Because we do not intend to sell these securities, and believe it is not more likely than not that we would be required to sell these securities before recovery of principal, we do not consider these securities to be other-than-temporarily impaired at December 31, 2009 and 2008.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

4. Accounts Receivable

Our accounts receivable represent amounts due to Progenics from research from collaborator, royalties, research grants and contract and the sales of research reagents. These amounts are considered to be short-term as they are expected to be collected within one year and we believe carrying value approximates fair value.

	December 31,
	2009	2008
National Institutes of Health	$210	$1,107
Royalties	589	229
Research and development from collaborator	6,667	-
Other	56	1
Total	$7,522	$1,337

5. Fixed Assets

	December 31,
	2009	2008
Computer equipment	$2,443	$2,335
Machinery and equipment	13,237	13,161
Furniture and fixtures	740	750
Leasehold improvements	10,662	10,546
Construction in progress	831	907
	27,913	27,699
Less, accumulated depreciation and amortization	(21,353)	(16,628)
Total	$6,560	$11,071

At December 31, 2009, $5.9 million and $1.6 million of leasehold improvements were being amortized over periods of 0.3 – 5.8 years and 2.0 – 4.0 years, respectively, under leases with terms through December 31, 2009 and June 30, 2010, respectively. At December 31, 2008, $5.8 million, $0.9 million and $0.7 million of leasehold improvements were being amortized over periods of 1.0 – 5.8 years, 4.0 – 4.7 years and 8.5 years, respectively, under leases with terms through December 31, 2009, June 29, 2012 and December 31, 2014, respectively.

6. Accounts Payable and Accrued Expenses

The carrying value of our accounts payable and accrued expenses approximates fair value, as it represents amounts due to vendors and employees, which will be satisfied within one year.

	December 31,
	2009	2008
Accounts payable	$596	$899
Accrued consulting and clinical trial costs	2,663	3,556
Accrued payroll and related costs	1,321	1,093
Legal and professional fees	1,070	925
Other	186	23
Total	$5,836	$6,496

7. Stockholders’ Equity

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

On April 24, 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares. During the year ended December 31, 2008, we have repurchased 200,000 of our outstanding common shares for a total of $2.7 million. Purchases may be discontinued at any time. We did not repurchase any common shares during the year ended December 31, 2009. We have $12.3 million remaining available for purchases under the program.

8. Commitments and Contingencies

a. Operating Leases

As of December 31, 2009, we leased a total of 131,500 square feet of office and laboratory space, under five lease agreements, the majority of which expired December 31, 2009, while the remaining leases were to expire in either 2012 or 2014. In October 2009, we renewed to December 31, 2020, our lease agreement to lease a total of 149,300 square feet of office and laboratory space in six locations in Tarrytown, New York.

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease. In addition to rents due under these agreements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses. We also lease certain office equipment under non-cancelable operating leases, which expire at various times through August 2010.

As of December 31, 2009, future minimum annual payments under all operating lease agreements are as follows:

Years ending December 31,	Minimum Annual Payments
2010	$3,682
2011	3,777
2012	3,872
2013	3,968
2014	4,067
Thereafter	26,632
Total	$45,998

Rental expense totaled approximately $2,773, $2,971 and $2,415 for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, amounts paid exceeded rent expense by $154 and $93, respectively, due to the recognition of escalation clauses and lease incentives. For the year ended December 31, 2007, we recognized rent expense in excess of amounts paid of $17, due to the recognition of escalation clauses and lease incentives. Additional facility charges, including utilities, taxes and operating expenses, for the years ended December 31, 2009, 2008 and 2007 were approximately $3,060, $3,533 and $2,974, respectively.

b. Licensing, Service and Supply Agreements

Progenics has entered into intellectual property-based license and service agreements in connection with their product development programs. Progenics has recognized milestone, license and sublicense fees and supply costs, which are included in research and development expenses, totaling approximately $788, $2,422 and $988 for the years ended December 31, 2009, 2008 and 2007, respectively.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Agreement	Paid from inception to December 31, 2009	Future Commitments	Terms

Progenics’ agreements with:

Facet Biotech Corporation (formerly Protein Design Labs, Inc.)	$ 5,350	$ 2,600 (1)	Annual maintenance, milestone and royalty payments for the humanized murine monoclonal antibody developed by us.

University of Chicago	790	410	Milestone and royalty payments for rights to develop and commercialize methylnaltrexone.

Sloan-Kettering Institute for Cancer Research	1,000	-	Terminated in 2008.

Aquila Biopharmaceuticals, Inc.	769	-	Terminated in 2008.

Columbia University	$1,197	- (1)	Terminated and amended in 2009, under which we retain rights to certain technology for sales of reagents and other purposes.

PSMA LLC’s agreements with:
Amgen Fremont, Inc. (formerly Abgenix)	850	6,250 (1)	Annual maintenance and milestone payments to use XenoMouse® technology for generating fully human antibodies to PSMA LLC’s PSMA antigen.

AlphaVax Human Vaccines	2,036	5,300 (1)	Annual maintenance and milestone payments to use AlphaVax Replicon Vector system to create a therapeutic cancer vaccine incorporating PSMA LLC’s proprietary PSMA antigen.

Seattle Genetics, Inc.	3,600	14,000 (1)
Milestone and periodic maintenance payments to use ADC technology to link chemotherapeutic agents to monoclonal antibodies that target prostate specific membrane antigen. ADC technology is based in part on technology licensed by SGI from third parties.

Cornell Research Foundation	110	915 (1)	Annual minimum royalty and milestone payments.

Former member of PSMA LLC	128	52,197	Milestone and royalty payments to use technology related to PSMA.

(1) Royalties are estimable upon sales of products under the license.

c. Consulting Agreements

As part of our research and development efforts, we enter into consulting agreements with external scientific specialists (“Scientists”). These agreements contain various terms and provisions, including fees to be paid by us and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable by us. Certain Scientists are members of the Progenics’ Scientific Advisory Board (the “SAB Members”), including Stephen P. Goff, Ph.D. and David A. Scheinberg, M.D., Ph.D., both of whom are also members of our Board of Directors. Some Scientists have purchased our Common Stock or received stock options which are subject to vesting provisions. We have recognized expenses with regard to the consulting agreements of the SAB Members totaling approximately $220, $358 and $1,092 for the years ended December 31, 2009, 2008 and 2007, respectively. Those expenses include the fair value of stock options granted during 2009, 2008 and 2007, which were fully vested at grant date, of approximately $83, $217 and $691, respectively. For the year ended December 31, 2007, those expenses include a portion of restricted stock, granted in 2007, that vested in 2007, of approximately $127. Such amounts of fair value are included in research and development compensation expense for each year presented (see Note 9).

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

Compensation cost for share-based awards will be recognized in our financial statements over the related requisite service periods; usually the vesting periods for awards with a service condition. We have made an accounting policy decision to use the straight-line method of attribution of compensation expense, under which the grant date fair value of share-based awards will be recognized on a straight-line basis over the total requisite service period for the total award.

We have adopted three stock incentive plans, the 1989 Non-Qualified Stock Option Plan, the 1996 Amended Stock Incentive Plan and the 2005 Stock Incentive Plan (the “Plans”). Under each of these Plans as amended, up to 375, 5,000 and 5,450 shares of common stock, respectively, have been reserved for the issuance of awards to employees, consultants, directors and other individuals who render services to Progenics (collectively, “Awardees”). The Plans contain certain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. The 1989 Plan provides for the Board, or the Compensation Committee (“Committee”) of the Board, to grant stock options to Awardees and to determine the exercise price, vesting term and expiration date. The 1996 Plan and the 2005 Plan provide for the Board or Committee to grant to Awardees stock options, stock appreciation rights, restricted stock, performance awards or phantom stock, as defined (collectively, “Awards”). The Committee is also authorized to determine the term and vesting of each Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Stock options granted under the Plans generally vest pro rata over four to ten years and have terms of ten to twenty years. Restricted stock issued under the 1996 Plan or 2005 Plan usually vests annually over a four year period, unless specified otherwise by the Committee. The exercise price of outstanding non-qualified stock options is usually equal to the fair value of our common stock on the date of grant. The exercise price of non-qualified stock options granted from the 2005 Plan and incentive stock options (“ISO”) granted from the Plans may not be lower than the fair value of our common stock on the dates of grant. At December 31, 2009, 2008 and 2007, all outstanding stock options were non-qualified options. The 1989 and 1996 Plans terminated in April 1994 and October 2006, respectively, and the 2005 Plan will terminate in April 2015; options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

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

Under ASC 718 Compensation – Stock Compensation, the fair value of each non-qualified stock option award is estimated on the date of grant using the Black-Scholes option pricing model, which requires input assumptions noted in the following table. Ranges of assumptions for inputs are disclosed where the value of such assumptions varied during the related period. Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option’s expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For the years ended December 31, 2009, 2008 and 2007, our expected term was calculated based upon historical data related to exercise and post-termination cancellation activity. Accordingly, for grants made to employees and officers (excluding our Chief Executive Officer) and directors, we are using expected terms of 5.3 and 7.3 years, 5.33 and 7.30 years, and 5.25 and 7.5 years, respectively. The expected term of stock options granted to our Chief Executive Officer and non-employee directors and consultants are calculated separately from stock options granted to employees and officers and the expected term was 8 years and 7.5 years or the years ended December 31, 2009 and 2008. Expected term for options granted to non-employee consultants was ten years, which is the contractual term of those options. We have never paid dividends and do not expect to pay dividends in the future. Therefore, our dividend rate is zero. The risk-free rate for periods within the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

	For the Years Ended December 31,
	2009	2008	2007

Expected volatility	70% - 91%	66% - 91%	50% - 89%
Expected dividends	zero	zero	zero
Expected term (years)	5.3 – 10	5.33 - 10	5.25 - 10
Weighted average expected term (years)	7.10	6.78	6.90
Risk-free rate	1.78% - 3.22%	1.69% - 3.79%	3.88% - 4.93%

A summary of option activity under the Plans as of December 31, 2009 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yr.)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	4,451	$18.78
Granted	838	5.43
Exercised	(8)	1.33
Forfeited or expired	(372)	18.13
Outstanding at December 31, 2009	4,909	$16.58	5.66	$242,653
Exercisable at December 31, 2009	3,455	$18.16	4.55	$242,653

The weighted average grant-date fair value of options granted under the Plans during the years ended December 31, 2009, 2008 and 2007 was $3.39, $10.09 and $16.18, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $41, $969 and $3,766, respectively.

The options granted under the Plans, described above, include 33, 113, 38, 75, 145 and 113 non-qualified stock options granted to our Chief Executive Officer on July 1, 2002, 2003, 2004 and 2005, on July 3, 2006 and on July 2, 2007, respectively, which cliff vest after nine years and eleven months from the respective grant date. The July 1, 2002, 2003 and 2005 awards have fully vested. Vesting of a defined portion of each award will occur earlier if a defined performance condition is achieved; more than one condition may be achieved in any period. In accordance with ASC 718 Compensation – Stock Compensation, at the end of each reporting period, we will estimate the probability of achievement of each performance condition and will use those probabilities to determine the requisite service period of each award. The requisite service period for the award is the shortest of the explicit or implied service periods. In the case of the executive’s options, the explicit service period is nine years and eleven months from the respective grant dates. The implied service periods related to the performance conditions are the estimated times for each performance condition to be achieved. Thus, compensation expense will be recognized over the shortest estimated time for the achievement of performance conditions for that award (assuming that the performance conditions will be achieved before the cliff vesting occurs). On July 1, 2008 and 2009, we granted awards (consisting of options and restricted stock in 2008 and options in 2009) to our Chief Executive Officer which vest on the basis of the achievement of specified performance or market-based milestones. The options have an exercise price equal to the closing price on our common stock on the date of grant. The awards to our Chief Executive Officer are valued using a Monte Carlo simulation and the expense related to these grants will be recognized over the shortest estimated time for the achievement of the performance or market conditions. The awards will not vest unless one of the milestones is achieved or the market condition is met. Changes in the estimate of probability of achievement of any performance or market condition will be reflected in compensation expense of the period of change and future periods affected by the change.

At December 31, 2009, the estimated requisite service periods for the 2004, 2006 and 2009 awards, described above, were 1.5, 6.25 and 2.0 years, respectively. For the years ended December 31, 2009, 2008 and 2007, the total compensation expense recognized for the performance-based options was $0.5 million, $1.3 million and $1.5 million, respectively.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

A summary of the status of our restricted stock awarded under the Plans which has not yet vested as of December 31, 2009 and changes during the year then ended is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2009	566	$18.81
Granted	325	5.01
Vested	(306)	15.17
Forfeited	(37)	16.26
Nonvested at December 31, 2009	548	$12.82

Our two employee stock purchase plans (the “Purchase Plans”), the 1998 Employee Stock Purchase Plan (the “Qualified Plan”) and the 1998 Non-Qualified Employee Purchase Plan (the “Non-Qualified Plan”), as amended, provide for the issuance of up to 3,400 and 1,100 shares of common stock, respectively. The Purchase Plans provide for the grant to all employees of options to use an amount equal to up to 25% of their quarterly compensation, as such percentage is determined by the Board of Directors prior to the date of grant, to purchase shares of our common stock at a price per share equal to the lesser of the fair market value of the common stock on the date of grant or 85% of the fair market value on the date of exercise. Options are granted automatically on the first day of each fiscal quarter and expire six months after the date of grant. The Qualified Plan is not available to employees owning more than five percent of the common stock and imposes certain other quarterly limitations on the option grants. Options under the Non-Qualified Plan are granted to the extent that option grants are restricted under the Qualified Plan.

The fair value of shares purchased under the Purchase Plans was estimated on the date of grant in accordance with ASC 718 Compensation – Stock Compensation, via the same option valuation model used for options granted under the Plans, but with the following assumptions:

For the Years Ended December 31,
	2009	2008	2007

Expected volatility	46% - 100%	83% - 170%	40% - 46%
Expected dividends	zero	zero	zero
Expected term	6 months	6 months	6 months
Risk-free rate	0.00% - 0.38%	0.14% - 2.74%	3.91% - 5.10%

Purchases of common stock under the Purchase Plans during the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	Qualified Plan			Non-Qualified Plan
	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value

2009	872	$3.37 - $9.13	$1.49	189	$3.98 - $9.13	$1.58
2008	538	$4.26 - $15.32	$4.44	127	$6.07 - $15.32	$4.83
2007	179	$16.27 - $23.46	$3.41	45	$17.80 - $23.46	$3.43

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

The total compensation expense of shares, granted to both employees and non-employees, under all of our share-based payment arrangements that was recognized in operations during the years ended December 31, 2009, 2008 and 2007 was:

	Years Ended December 31,
	2009	2008	2007
Recognized as:
Research and Development	$7,225	$7,241	$7,104
General and Administrative	5,761	6,892	8,202
Total	$12,986	$14,133	$15,306

No tax benefit was recognized related to such compensation cost because we had net losses for the periods presented and the related deferred tax assets were fully offset by valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the periods presented.

As of December 31, 2009, there was $9.9 million, $5.1 million and $0.03 million of total unrecognized compensation cost related to non-vested stock options under the Plans, the non-vested shares and the Purchase Plans, respectively. Those costs are expected to be recognized over weighted average periods of 2.31 years, 1.56 years and 0.04 years, respectively. Cash received from exercises under all share-based payment arrangements for the year ended December 31, 2009 was $4.9 million. We issue new shares of our common stock upon share option exercise and share purchase.

In applying the treasury stock method for the calculation of diluted EPS, amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted EPS calculation unless they are anti-dilutive. We incurred net losses for the years ended December 31, 2009, 2008 and 2007 and, therefore, such amounts have not been included in the calculations for those periods since they would be anti-dilutive. As a result, basic and diluted EPS are the same for each period. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls, for purposes of diluted EPS calculation, excluding the impact of pro forma deferred tax assets. This policy decision will apply when we have net income.

10. Employee Savings Plan

The terms of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the “Amended Plan”), among other things, allow eligible employees to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits. During 2009, 2008 and 2007, we matched 50%, 100% and 100%, respectively, of those employee contributions that are equal to 5%-8% of compensation and are made by eligible employees to the Amended Plan (the “Matching Contribution”). In addition, we may also make a discretionary contribution each year on behalf of all participants who are non-highly compensated employees. We made Matching Contributions of approximately $718, $1,727 and $1,538 to the Amended Plan for the years ended December 31, 2009, 2008 and 2007, respectively. No discretionary contributions were made during those years.

11. Income Taxes

We account for income taxes using the liability method in accordance with ASC 740 Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                There is no provision or benefit for federal or state income taxes for the years ended December 31, 2009, 2008 or 2007. We have completed a calculation, under Internal Revenue Code Section 382, the results of which indicate that past ownership changes will limit utilization of net operating loss carry-forwards (“NOL’s”) in the future. Future ownership changes may further limit the future utilization of net operating loss and tax credit carry-forwards as defined by the federal and state tax codes.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Deferred tax assets consist of the following:

	December 31,
	2009	2008
Depreciation and amortization	$6,831	$6,231
R&E tax credit carry-forwards	10,363	9,139
NYS investment tax credit carry-forwards	1,168	-
AMT credit carry-forwards	306	306
Net operating loss carry-forwards	83,546	87,672
Deferred revenue	-	12,396
Capitalized research and development expenditures	23,492	-
Stock compensation	13,142	10,923
Other items	2,585	2,402
	141,433	129,069
Valuation allowance	(141,433)	(129,069)
	$—	$—

We do not recognize deferred tax assets considering our history of taxable losses and the uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets.

For the years ended December 31, 2009 and 2008, we incurred net losses for tax purposes and recognized a full tax valuation against deferred taxes. During 2009, we implemented a tax planning strategy to elect and capitalize, for tax purposes only, a total of $70.0 million of 2008 and 2009 research and development (“R&D”) costs and amortize these costs over ten years for tax purposes. This strategy had the effect of decreasing deferred taxes for net operating losses and increasing deferred taxes for capitalized R&D.

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate to the actual effective income tax provision:

	Year Ended December 31,
	2009	2008	2007

U.S. Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of Federal benefit	(4.6)	(5.4)	(5.6)
Research and experimental tax credit	(4.0)	(4.3)	(4.2)
Change in valuation allowance	40.4	43.3	40.8
Equity compensation	6.3	-	-
Investment tax credit	(3.8)	-	-
Other	(0.3)	0.4	3.0
Income tax provision	0.0%	0.0%	0.0%

As of December 31, 2009, we had available, for tax return purposes, unused NOL’s of approximately $229.8 million, which will expire in various years from 2018 to 2029, $18.2 million of which were generated from deductions that, when realized, will reduce taxes payable and will increase paid-in-capital.

We have reviewed our nexus in various tax jurisdictions and our tax positions related to all open tax years for events that could change the status of our ASC 740 Income Taxes liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. During the years ended December 31, 2009, 2008 and 2007, we had no unrecognized tax benefits resulting from tax positions during a prior or current period, settlements with taxing authorities or the expiration of the applicable statute of limitations. At December 31, 2009, there were no amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate and there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the respective date. As of December 31, 2009, we are subject to federal and state income tax in the United States. Open tax years relate to years in which unused net operating losses were generated or, if used, for which the statute of limitation for examination by taxing authorities has not expired. Our open tax years extend back to 1995, with the exception of 1997, during which we reported net income. No amounts of interest or penalties were recognized in our Consolidated Statements of Operations or Consolidated Balance Sheets upon adoption of ASC 740 Income Taxes as of and for the years ended December 31, 2009, 2008 and 2007.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued
(amounts in thousands, except per share amounts or unless otherwise noted)

Our research and experimental (“R&E”) tax credit carry-forwards of approximately $10.4 million at December 31, 2009 expire in various years from 2010 to 2029. During the year ended December 31, 2009, research and experimental tax credit carry-forwards of approximately $144 expired.

12. Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the years ended December 31, 2009, 2008 and 2007, we reported a net loss and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
2009:
Basic and diluted	$(30,612)	31,219	$(0.98)
2008:
Basic and diluted	$(44,672)	30,142	$(1.48)
2007:
Basic and diluted	$(43,688)	27,447	$(1.59)

For the years ended December 31, 2009, 2008 and 2007, potential common shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Years Ended December 31,
	2009		2008		2007
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options and warrants	4,705	$17.48	4,854	$18.01	4,703	$17.56
Restricted stock	516		522		454
Total	5,221		5,376		5,157

13. Unaudited Quarterly Results

Summarized quarterly financial data for the years ended December 31, 2009 and 2008 are as follows:

	Quarter Ended March 31, 2009 (unaudited)	Quarter Ended June 30, 2009 (unaudited)	Quarter Ended September 30, 2009 (unaudited)	Quarter Ended December 31, 2009 (unaudited)
Revenue	$20,904	$5,469	$5,419	$17,155
Net loss	(1,788)	(15,171)	(13,014)	(639)
Net loss per share (basic and diluted)	(0.06)	(0.49)	(0.41)	(0.02)

	Quarter Ended March 31, 2008 (unaudited)	Quarter Ended June 30, 2008 (unaudited)	Quarter Ended September 30, 2008 (unaudited)	Quarter Ended December 31, 2008 (unaudited)
Revenue	$14,762	$28,584	$17,497	$6,828
Net loss	(15,485)	(2,369)	(12,220)	(14,598)
Net loss per share (basic and diluted)	(0.52)	(0.08)	(0.40)	(0.48)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
By:	/s/ PAUL J. MADDON
Paul J. Maddon, M.D., Ph.D. (Duly authorized officer of the Registrant and Chief Executive Officer, Chief Science Officer and Director)

Date: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ KURT W. BRINER	Chairman	March 15, 2010
Kurt W. Briner
/s/ PAUL J. MADDON	Chief Executive Officer, Chief Science	March 15, 2010
Paul J. Maddon, M.D., Ph.D.	Officer and Director (Principal Executive Officer)
/s/ MARK R. BAKER	President and Director	March 15, 2010
Mark R. Baker, J.D.

/s/ CHARLES A. BAKER	Director	March 15, 2010
Charles A. Baker
/s/ PETER J. CROWLEY	Director	March 15, 2010
Peter J. Crowley
/s/ MARK F. DALTON	Director	March 15, 2010
Mark F. Dalton
	Director	March __, 2010
Stephen P. Goff, Ph.D.
/s/ DAVID A. SCHEINBERG	Director	March 15, 2010
David A. Scheinberg, M.D., Ph.D.
/s/ NICOLE S. WILLIAMS	Director	March 15, 2010
Nicole S. Williams
/s/ ROBERT A. MCKINNEY	Chief Financial Officer, Senior Vice President,	March 15, 2010
Robert A. McKinney, CPA	Finance & Operations and Treasurer
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

10.25(12) †
Option and License Agreement, dated May 8, 1985, by and between the University of Chicago and UR Labs, Inc., as amended by (i) Amendment to Option and License Agreement, dated September 17, 1987, by and between the University of Chicago and UR Labs, Inc., (ii) Second Amendment to Option and License Agreement, dated March 3, 1989, by and among the University of Chicago, ARCH Development Corporation and UR Labs, Inc., and (iii) Letter Agreement Related to Progenics’ RELISTOR In-License dated, December 22, 2005, by and among the University of Chicago, acting on behalf of itself and ARCH Development Corporation, the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Wyeth, acting through its Wyeth Pharmaceuticals Division.

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

10.29(20) †	License Agreement, dated as of October 16, 2008, by and among Ono Pharmaceutical Co., Ltd. and the Registrant.

10.30(20) †
Partial Termination and License Agreement, dated October 16, 2008, by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc. and Wyeth-Ayerst Lederle, Inc. and the Registrant and Progenics Pharmaceuticals Nevada, Inc.

10.31(20) †
Consent, Acknowledgment and Agreement, dated as of October 16, 2008, by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc. and Wyeth-Ayerst Lederle, Inc., the Registrant and Ono Pharmaceutical Co., Ltd.

10.32(20) †
2008 Agreement Related to Progenics’ MNTX In-License, dated October 16, 2008, by and among the University of Chicago, acting on behalf of itself and ARCH Development Corporation, the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Ono Pharmaceutical Co., Ltd.

10.33 ††
Termination and Transition Agreement, effective as of October 1, 2009, by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc., Wyeth-Ayerst Lederle, Inc., and AHP Manufacturing B.V., and the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Excelsior Life Sciences Ireland Limited.

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

____________

*	Exhibits footnoted as previously filed have been filed as an exhibit to the document of the Registrant referenced in the footnote below, and are incorporated by reference herein.

(1)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.

(2)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-120508.

(4)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(6)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.

(8)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-143671.

(9)	Previously filed in Current Report on Form 8-K filed on September 20, 2004.

(10)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.

(11)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2004.

(12)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2005.

(13)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006.

(14)	Previously filed in Current Report on Form 8-K filed on May 13, 2005.

(15)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007.

(16)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-143670.

(17)	Previously filed in Annual Report on Form 10-K/A for the year ended December 31, 2006.

(18)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.

(19)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2008.

†	Confidential treatment granted as to certain portions omitted and filed separately with the Commission.
††	Confidential treatment requested as to certain portions omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.