Form 10-Q
period 2010-03-31
PROGENICS PHARMACEUTICALS INC
filed 2010-05-10
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

                 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

        As of May 5, 2010 there were 32,399,799 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$81,085	$90,903
Marketable securities	-	1,501
Accounts receivable	7,802	7,522
Other current assets	2,334	1,468
Total current assets	91,221	101,394
Marketable securities	3,608	3,792
Fixed assets, at cost, net of accumulated depreciation and amortization	5,695	6,560
Other assets	200	1,867
Total assets	$100,724	$113,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,623	$5,836
Other current liabilities	85	170
Total current liabilities	7,708	6,006
Other liabilities	230	-
Total liabilities	7,938	6,006
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding - none	-	-
Common stock, $.0013 par value; 40,000,000 shares authorized; issued – 32,427,377 in 2010 and 32,142,062 in 2009	42	42
Additional paid-in capital	443,690	439,943
Accumulated deficit	(347,913)	(329,330)
Accumulated other comprehensive loss	(292)	(307)
Treasury stock, at cost (200,000 shares in 2010 and 2009)	(2,741)	(2,741)
Total stockholders’ equity	92,786	107,607
Total liabilities and stockholders’ equity	$100,724	$113,613

The accompanying notes are an integral part of these consolidated financial statements.

index

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Revenues:
Research and development	$213	$20,144
Royalty income	625	175
Research grants	644	507
Other revenues	41	78
Total revenues	1,523	20,904

Expenses:
Research and development	11,892	14,830
License fees – research and development	816	630
General and administrative	6,474	6,801
Royalty expense	62	18
Depreciation and amortization	877	1,203
Total expenses	20,121	23,482

Operating loss	(18,598)	(2,578)

Other income:
Interest income	15	790
Total other income	15	790

Net loss	$(18,583)	$(1,788)

Net loss per share - basic and diluted	$(0.58)	$(0.06)
Weighted-average shares - basic and diluted	32,103	30,707

The accompanying notes are an integral part of these consolidated financial statements.

index

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2009	32,142	$42	$439,943	$(329,330)	$(307)	(200)	$(2,741)	$107,607
Comprehensive loss:
Net loss	-	-	-	(18,583)	-	-	-	(18,583)
Net change in unrealized loss on marketable securities	-	-	-	-	15	-	-	15
Total comprehensive loss								(18,568)
Compensation expenses for share-based payment arrangements	-	-	2,602	-	-	-	-	2,602
Issuance of restricted stock, net of forfeitures	(12)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	297	-	1,145	-	-	-	-	1,145
Balance at March 31, 2010	32,427	$42	$443,690	$(347,913)	$(292)	(200)	$(2,741)	$92,786

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2008	30,807	$40	$422,085	$(298,718)	$(1,297)	(200)	$(2,741)	$119,369
Comprehensive loss:
Net loss	-	-	-	(1,788)	-	-	-	(1,788)
Net change in unrealized loss on marketable securities	-	-	-	-	278	-	-	278
Total comprehensive loss								(1,510)
Compensation expenses for share-based payment arrangements	-	-	4,143	-	-	-	-	4,143
Issuance of restricted stock, net of forfeitures	42	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	234	-	1,461	-	-	-	-	1,461
Balance at March 31, 2009	31,083	$40	$427,689	$(300,506)	$(1,019)	(200)	$(2,741)	$123,463

The accompanying notes are an integral part of these consolidated financial statements.

index

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(18,583)	$(1,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	877	1,203
Write-off of fixed assets	-	1
Amortization of discounts, net of premiums, on marketable securities	-	299
Expenses for share-based compensation awards	2,602	4,143
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(280)	645
(Increase) decrease in other current assets	(866)	757
Decrease in other assets	1,667	-
Increase (decrease) in accounts payable and accrued expenses	1,787	(117)
Decrease in deferred revenue	-	(19,640)
Increase (decrease) in other liabilities	145	(24)
Net cash used in operating activities	(12,651)	(14,521)
Cash flows from investing activities:
Capital expenditures	(12)	(597)
Sales/maturities of marketable securities	1,700	19,759
Net cash provided by investing activities	1,688	19,162
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	1,145	1,461
Net cash provided by financing activities	1,145	1,461
Net (decrease) increase in cash and cash equivalents	(9,818)	6,102
Cash and cash equivalents at beginning of period	90,903	56,186
Cash and cash equivalents at end of period	$81,085	$62,288

The accompanying notes are an integral part of these consolidated financial statements.

index

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
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

Progenics commenced principal operations in 1988, became publicly traded in 1997 and throughout has been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. All of our operations are conducted at our facilities in Tarrytown, New York.

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

Under the Transition Agreement, Wyeth is paying to us $10.0 million in six quarterly installments and is continuing certain ongoing development efforts for subcutaneous RELISTOR, at its expense, through September 30, 2010. Wyeth’s international sales and marketing obligations during the ex-U.S. Sales Period are subject to certain extension and early transition options available to us. We have no further obligations to Wyeth under the 2005 collaboration agreement. Wyeth will continue to pay royalties on worldwide sales as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets are not met or (ii) any extended ex-U.S. Sales Period in the subject country. Principal responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR are being transferred as part of the transition. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, for development of a multi-dose pen for subcutaneous RELISTOR and required clinical studies in the pediatric setting, and is providing other assistance with respect to agreed-upon clinical, regulatory, manufacturing and supply matters. This support is ongoing and continues beyond the U.S. and ex-U.S. Sales Periods of Wyeth’s commercialization obligations; revenue from such financial support is reported for the current period as reimbursement revenue from Wyeth under the Transition Agreement. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of the Sales Periods on agreed-upon terms and conditions.

Prior to the Transition Agreement (including the 2009 period covered by this report), we received upfront, milestone and royalty payments from Wyeth, and were reimbursed for expenses we incurred in connection with the development of RELISTOR; manufacturing and commercialization expenses for RELISTOR were funded by Wyeth.

Our October 2008 out-license to Ono Pharmaceutical of the rights to subcutaneous RELISTOR in Japan is unaffected by termination of the Wyeth collaboration. Under this agreement, we received an upfront payment of $15.0 million, and are entitled to receive potential development milestones of up to $20.0 million, commercial milestones and royalties on sales by Ono of subcutaneous RELISTOR in Japan. Ono also has the option to acquire from us the rights to develop and commercialize in Japan other formulations of RELISTOR, including intravenous and oral forms, on terms to be negotiated separately.

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
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

Virology. In the area of virology, we are developing a viral-entry inhibitor -- a humanized monoclonal antibody, PRO 140 -- for infection due to human immunodeficiency virus, the virus that causes AIDS. We are developing the subcutaneous form of PRO 140 for treatment of HIV infection, which has the potential for weekly self-administration. Advancement of this program is subject to our obtaining pivotal clinical-trial funding, for which we have applied to government agencies. In our hepatitis C virus infection efforts, we are evaluating second-generation HCV-entry inhibitors as possible development candidates. We are also engaged in research regarding a prophylactic vaccine against HIV infection.

Our oncology and virology product candidates are not as advanced in development as RELISTOR, and we do not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term.

Funding and Financial Matters. We will require additional funding to continue our current programs to completion, which may involve collaboration agreements, licenses or sale transactions or royalty sales or financings with respect to our products and product candidates. We may also seek to raise additional capital through sales of common stock or other securities, and expect to continue funding some programs in part through government awards.

Progenics has had recurring losses since inception. Our cash, cash equivalents and marketable securities, including non-current portion, decreased $11.5 million from $96.2 million at December 31, 2009, to $84.7 million at March 31, 2010, and we expect that amount will be sufficient to fund current operations beyond one year. During the three months ended March 31, 2010, we had a net loss of $18.6 million and at March 31, 2010, we had an accumulated deficit of $347.9 million.

Pending use in our business, our revenues and proceeds of financing activities are held in cash, cash equivalents and marketable securities consisting of auction rate securities which are classified as available-for-sale.

In April, 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available. Purchases may be discontinued at any time. We did not repurchase any common shares during the three months ended March 31, 2010.

Our interim Consolidated Financial Statements included in this report have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Terms used but not defined herein have the meanings ascribed to them in that Annual Report. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

2.  Revenue Recognition

We recognize revenue from all sources based on the provisions of the SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition. There have been no material changes to our revenue recognition accounting policies as of and for the three months ended March 31, 2010, which are disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Transition Agreement with Wyeth – October 2009

Under the Transition Agreement, Wyeth’s license of Progenics technology is terminated except as necessary for performance of Wyeth’s obligations during the transition period and Wyeth has returned the rights to RELISTOR that we had previously granted under the 2005 collaboration agreement. During the transition, Wyeth is obligated to pay all costs of commercialization of subcutaneous RELISTOR, including manufacturing costs, and retains all proceeds from its sale of the products, subject to royalties due to us. Decisions with respect to commercialization of the product during the transition period are to be made solely by Wyeth.

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

During the three months ended March 31, 2010, we recognized $210 from Wyeth for expenses eligible for reimbursement under the Transition Agreement as discussed in Note 1 above.

During the three months ended March 31, 2010 and 2009, we earned royalties of $625 and $280, respectively, based on net sales of subcutaneous RELISTOR, and we recognized $625 and $175, respectively, of royalty income. As of March 31, 2009, we had recorded a cumulative total of $624 as deferred revenue – current. This amount and all remaining deferred royalty revenue recorded in 2009, was recognized as royalty income during the fourth quarter of 2009, the period in which our development obligations under the Wyeth collaboration agreement terminated. We incurred $62 and $28, respectively, of royalty costs and recognized $62 and $18, respectively, of royalty expenses during the three months ended March 31, 2010 and 2009. As of March 31, 2009, we had recorded a cumulative total of $62 of deferred royalty charges from the royalty costs incurred during the last three quarters of 2008. This amount and all remaining deferred royalty charges recorded in 2009, was recognized as royalty expense during the fourth quarter 2009, the period in which our development obligations relating to RELISTOR terminated.

3.  Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2010 and 2009, we reported net losses and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended March 31, 2010
Basic and diluted	$(18,583)	32,103	$(0.58)
Three months ended March 31, 2009
Basic and diluted	$(1,788)	30,707	$(0.06)

For the three months ended March 31, 2010 and 2009, potential common shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Three Months Ended March 31,
	2010		2009
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Stock options	4,766	$16.31	4,470	$18.55
Restricted stock	34		29
Total	4,800		4,499

4.  Fair Value Measurements and Marketable Securities

Our available-for-sale investment portfolio consists of marketable securities, including auction rate securities and corporate debt securities in the 2009 period covered by this report, are recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these marketable securities is recorded as a component of other comprehensive loss (see Note 2. Summary of Significant Accounting Policies - Fair Value Measurements in the notes to consolidated financial statements included in our 2009 Annual Report on Form 10-K).

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

Marketable securities consisted of the following:

	March 31, 2010	December 31, 2009
Short-term
Corporate debt securities	$-	$1,501
Total short-term marketable securities	-	1,501

Long-term
Auction rate securities	3,608	3,792
Total long-term marketable securities	3,608	3,792

Total marketable securities	$3,608	$5,293

The following tables present our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, classified by valuation hierarchy:

		Fair Value Measurements at March 31, 2010
Investment Type	Balance at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$78,911	$78,911	$-	$-
Auction rate securities	3,608	-	-	3,608
Total	$82,519	$78,911	$-	$3,608

		Fair Value Measurements at December 31, 2009
Investment Type	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$84,169	$84,169	$-	$-
Corporate debt securities	1,501	-	1,501	-
Auction rate securities	3,792	-	-	3,792
Total	$89,462	$84,169	$1,501	$3,792

At March 31, 2010 we hold $3.6 million (4.4% of total assets measured at fair value) in auction rate securities which are classified as Level 3. The fair value of these securities includes $2.7 million of U.S. government subsidized securities collateralized by student loan obligations and $0.9 million of investment company perpetual preferred stock. We will not realize cash in respect of the principal amount of these securities until a successful auction occurs, the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid or a buyer outside the auction process emerges. As of March 31, 2010, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

The valuation of auction rate securities we hold is estimated using a discounted cash flow calculation based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. We re-evaluated the valuation of these securities as of March 31, 2010 and the temporary impairment amount decreased $16.0 from $308.0 at December 31, 2009, to $292.0, which is reflected as a part of other comprehensive loss on our accompanying Consolidated Balance Sheets. These securities are held “available-for-sale” and the unrealized loss is included in other comprehensive loss. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We do not believe the carrying values of these investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

        For those of our financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the three months ended March 31, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009

Balance at beginning of period	$3,792	$4,059
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive loss (1)	16	-
Settlements	(200)	-
Balance at end of period	$3,608	$4,059
(1) Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at March 31, 2010 and December 31, 2009:

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
March 31, 2010:
Maturities greater than ten years:
Auction rate securities	$2,900	$2,668	$-	$(232)	$(232)
Investments without stated maturity dates:
Auction rate securities	1,000	940	-	(60)	(60)
	$3,900	$3,608	$-	$(292)	$(292)

	Amortized	Fair	Unrealized Holding
	Cost Basis	Value	Gains	(Losses)	Net
December 31, 2009:
Maturities less than one year:
Corporate debt securities	$1,501	$1,502	$1	$-	$1
Maturities greater than ten years:
Auction rate securities	3,100	2,852	-	(248)	(248)
Investments without stated maturity dates:
Auction rate securities	1,000	940	-	(60)	(60)
	$5,601	$5,294	$1	$(308)	$(307)

We compute the cost of our investments on a specific identification basis which includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium.

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

The following table shows the gross unrealized losses and fair value of our marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009.

March 31, 2010:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Auction rate securities	$-	$-	$3,608	$(292)	$3,608	$(292)
Total	$-	$-	$3,608	$(292)	$3,608	$(292)

December 31, 2009:

	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Auction rate securities	$-	$-	$3,792	$(308)	$3,792	$(308)
Total	$-	$-	$3,792	$(308)	$3,792	$(308)

Other-than-temporary impairment analysis on auction rate securities. The unrealized losses in our auction rate securities investments were the result of an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. At both March 31, 2010 and December 31, 2009, there were two securities with a gross unrealized loss position of $292 and $308 ($3,608 and $3,792 of the total fair value), respectively.

The severity of the unrealized losses for the auction rate securities at March 31, 2010 and December 31, 2009 was between six percent and eight percent below amortized cost, and the weighted average duration of the unrealized losses for these securities was 25 months and 22 months, respectively.

We have evaluated our individual auction rate securities holdings for other-than-temporary impairment and determined that the unrealized losses, as of March 31, 2010 and December 31, 2009, are attributable to uncertainty in the liquidity of the auction rate security market. Because we do not intend to sell these securities, and believe it is not more likely than not that we would be required to sell these securities before recovery of principal, we do not consider these securities to be other-than-temporarily impaired at March 31, 2010 and December 31, 2009.

5.  Accounts Receivable

	March 31, 2010	December 31, 2009
National Institutes of Health	$253	$210
Royalties	635	589
Research and development from collaborator	6,880	6,667
Other	34	56
Total	$7,802	$7,522

index
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

6.  Accounts Payable and Accrued Expenses

	March 31, 2010	December 31, 2009
Accounts payable	$355	$596
Accrued consulting and clinical trial costs	3,714	2,663
Accrued payroll and related costs	2,221	1,321
Legal and professional fees	1,268	1,070
Other	65	186
Total	$7,623	$5,836

7.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers that include indemnification provisions which, in our judgment, are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of March 31, 2010.

8.  Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, which amends ASC 820 to add new requirements for disclosure about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements on a gross basis for Level 3 measurements. The ASU also clarifies existing requirements for fair value disclosures about inputs and valuation techniques used to measure fair value for Levels 2 and 3.

In February 2010, the FASB issued ASU 2010-09 which requires evaluation of subsequent events through the date that the financial statements are issued, and at the same time removes the requirement to disclose the date through which subsequent events have been evaluated.

The adoption of these updates did not have a material effect on our consolidated financial statements.

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

Risks and uncertainties also include general economic conditions, including interest and currency exchange-rate fluctuations and the availability of capital; changes in generally accepted accounting principles; the impact of legislation and regulatory compliance; the highly regulated nature of our business, including government cost-containment initiatives and restrictions on third-party payments for our products; trade buying patterns; the competitive climate of our industry; and other factors set forth in this document and other reports filed with the SEC. In particular, we cannot assure you that RELISTOR® will be commercially successful or be approved in the future in other formulations, indications or jurisdictions, or that any of our other programs will result in a commercial product.

We do not have a policy of updating or revising forward-looking statements and we assume no obligation to update any statements as a result of new information or future events or developments. It should not be assumed that our silence over time means that actual events are bearing out as expressed or implied in forward-looking statements.

Overview

General. We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward supportive care, oncology and virology. We commenced principal operations in 1988, became publicly traded in 1997 and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations and related activities.

In June 2008, we began recognizing royalty income from net sales by Wyeth of subcutaneous RELISTOR (methylnaltrexone bromide). With the reacquisition of our rights to RELISTOR in October 2009, we will be required, to the extent such tasks are not undertaken by one or more partners, to address new technological, clinical and commercial challenges, including, if we choose to sell and support or co-promote RELISTOR, hiring a sales force, developing a commercial regulatory compliance program and otherwise building a commercial infrastructure. We continue to monitor our program expenditures, including headcount levels, in conjunction with program and program candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term.

index

Our sources of revenues for the three months ended March 31, 2010 and 2009 have been payments under our collaboration agreements and funds from research grants from the NIH related to our oncology and virology programs. From January 2006 to October 2009, we recognized revenues from Wyeth for (i) reimbursement of our development expenses for RELISTOR as incurred, (ii) the $60.0 million upfront payment we received from Wyeth over the period of our development obligations, (iii) milestones achieved during our collaboration with Wyeth, and (iv) royalties earned based on net sales of RELISTOR. To date, our product sales have consisted solely of limited revenues from the sale of research reagents and we expect that future sales will not significantly increase over current levels.

A majority of our expenditures to date have been for research and development activities. During the three months ended March 31, 2010, expenses for our Cancer and HIV research programs decreased to $4.6 million and $2.0 million, respectively, compared to $5.6 million and $4.4 million, respectively for the same period in 2009. Expenses for our RELISTOR research program increased to $3.8 million for the three months ended March 31, 2010 compared to $2.4 million for the same period in 2009.

Our cash, cash equivalents and marketable securities decreased $11.5 million from $96.2 million at December 31, 2009, to $84.7 million at March 31, 2010, and we expect that amount will be sufficient to fund operations at current levels beyond one year. During the three months ended March 31, 2010, we had a net loss of $18.6 million. We have had recurring losses since inception. Other than potential revenues from the RELISTOR franchise, we do not anticipate generating significant recurring revenues from royalties, product sales or otherwise in the near term. Consequently, we may require significant additional external funding to continue our operations at their current levels in the future. Funding may be derived from additional collaboration or licensing agreements with pharmaceutical or other companies, from the sale of our common stock or other securities to investors or from government funding, but may also not be available to us on acceptable terms or at all.

Supportive Care. Our first commercial product is RELISTOR, a first-in-class therapy for opioid-induced constipation approved for sale in over 40 countries worldwide, including the U.S., E.U., Canada, Australia and Brazil. Marketing applications are pending elsewhere throughout the world.

In October 2009, we and Wyeth Pharmaceuticals terminated our 2005 RELISTOR collaboration, as a result of which we regained all worldwide rights to RELISTOR. Under our Transition Agreement, Wyeth is continuing to market and sell RELISTOR for a U.S. Sales Period ending September 30, 2010 and an ex-U.S. Sales Period ending December 31, 2010. After this transition period, we will assume full control of and responsibility for future development and commercialization of RELISTOR. Shortly after the termination, Pfizer Inc. completed its previously announced acquisition of Wyeth, which is now a wholly owned subsidiary of Pfizer.

We are pursuing a range of strategic alternatives for RELISTOR, including licensing, collaboration and/or strategic alliances with world-wide or regional partners, U.S. commercialization of the currently-approved product on our own or with pharmaceutical detailing and sales organizations and/or co-promotion of the franchise with a partner using our own sales force.

Under the Transition Agreement, Wyeth is paying us $10.0 million in six quarterly installments and is continuing certain ongoing development efforts for subcutaneous RELISTOR, at its expense, through September 30, 2010. Wyeth’s international sales and marketing obligations during the ex-U.S. Sales Period are subject to certain extension and early transition options available to us. Wyeth will continue to pay royalties on worldwide sales as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets are not met or (ii) any extended ex-U.S. Sales Period in the subject country. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of the Sales Periods on agreed-upon terms and conditions. Principal responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR are being transferred as part of the transition. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, for development of a multi-dose pen for subcutaneous RELISTOR and required clinical studies in the pediatric setting, and is providing other assistance with respect to agreed-upon clinical, regulatory, manufacturing and supply matters. This support is ongoing and continues beyond the U.S. and ex-U.S. Sales Periods of Wyeth’s commercialization obligations; revenue from such financial support is reported for the current period as reimbursement revenue from Wyeth under the Transition Agreement.

Our October 2008 out-license to Ono Pharmaceutical of the rights to subcutaneous RELISTOR in Japan is unaffected by termination of the Wyeth collaboration. In June 2009, Ono began clinical testing in Japan of RELISTOR subcutaneous injection. In August 2009, we and Wyeth announced submission to U.S. and E.U. regulators of applications for subcutaneous RELISTOR in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers. We are awaiting U.S. and E.U. regulatory action for RELISTOR in pre-filled syringes and, if approved, plan to coordinate the launch of that product with a new commercialization partner.

index
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

Under our License Agreement with Ono, in October 2008 we out-licensed rights to subcutaneous RELISTOR in Japan in return for an upfront payment of $15.0 million and the right to receive potential development milestones of up to $20.0 million, commercial milestones and royalties on sales by Ono of subcutaneous RELISTOR in Japan. Ono also has the option to acquire from us the rights to develop and commercialize in Japan other formulations of RELISTOR on terms to be negotiated separately. Ono may request us to perform activities related to its development and commercialization responsibilities beyond our participation in joint committees and specified technology transfer related tasks which will be at its expense, and reimbursable at the time we perform these services.

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

We recently presented data from preclinical studies of novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors, synthetic, small-molecule compounds identified by us that, in laboratory studies, blocked both PI3K, a key regulator of one molecular signaling pathway, and MNK, an oncogenic kinase in the Ras pathway. We believe simultaneously blocking these interlinked cellular pathways may provide a strategy to combat some of the most aggressive forms of cancer.

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

index
Results of Operations (dollars in thousands unless otherwise noted)

Revenues:

Our sources of revenue during the three months ended March 31, 2010 and 2009 included our 2005 collaboration with Wyeth, which was effective from January 2006 to October 2009, our License Agreement with Ono, our research grants from the National Institutes of Health (NIH) and, to a small extent, our sale of research reagents. In June 2008, we began recognizing royalty income from net sales by Wyeth of subcutaneous RELISTOR.

	Three Months Ended March 31,
Sources of Revenue	2010	2009	Percent Change

Research and development	$213	$20,144	(99%)
Royalty income	625	175	257%
Research grants	644	507	27%
Other revenues	41	78	(47%)
Total	$1,523	$20,904	(93%)

Research and development revenue:

Wyeth Collaboration. During the three months ended March 31, 2010 and 2009, we recognized $210 and $5,097, respectively, of revenue from Wyeth, consisting of (i) $0 and $3,182, respectively, of the $60,000 upfront payment we received upon entering into our 2005 collaboration, (ii) $0 and $1,915, respectively, as reimbursement of our expenses under the 2005 collaboration, and (iii) $210 and $0, respectively, as reimbursement of our expenses under the 2009 Transition Agreement.

From the inception of the 2005 collaboration through December 31, 2009, we recognized revenue for the entire $60,000 upfront payment, $104,054 as reimbursement for our costs, and a total of $39,000 for non-refundable milestone payments. We will not receive additional reimbursement revenue under the 2005 collaboration due to its termination. Under the 2009 Transition Agreement, Wyeth is providing financial support for certain development efforts which we will recognize as additional reimbursement revenue as we become entitled to it.

We recognized a portion of the upfront payment in a reporting period in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations relative to total effort expected for all of our performance obligations under the arrangement. The Transition Agreement shortened the obligation period to October 2009.

Ono License Agreement. In October 2008, we entered into a License Agreement with Ono and in November 2008, received an upfront payment of $15,000. We are entitled to receive potential milestones and royalty payments. During the three months ended March 31, 2009, we recognized the $15,000 of the upfront payment as revenue, due to satisfying our performance obligations and during the three months ended March 31, 2010 and 2009 we recorded $3 and $47, respectively, of reimbursement revenue for activities requested by Ono.

Royalty income. During the three months ended March 31, 2010 and 2009, we earned royalties from net sales by Wyeth of subcutaneous RELISTOR of $625 and $280, respectively, and we recognized $625 and $175, respectively, of royalty income. As of March 31, 2009, we had recorded a cumulative total of $624 as deferred revenue – current. This amount and all remaining deferred royalty revenue recorded in 2009, was recognized as royalty income during the fourth quarter of 2009, the period in which our development obligations under the 2005 collaboration agreement terminated. Our royalties from net sales by Wyeth of RELISTOR, as defined, are based on royalty rates under our 2005 collaboration. These rates can range up to 30% of U.S. and 25% of foreign net sales at the highest sales levels.

Global net sales of RELISTOR were $4.2 million for the three months ended March 31, 2010, comprised of $2.4 million of U.S. net sales and $1.8 million of ex-U.S. net sales. Global net sales of RELISTOR were $1.9 million for the three months ended March 31, 2009, with U.S. and ex-U.S. net sales constituting $1.2 million and $0.7 million, respectively.

Research grants. In June 2009, we were awarded a five-year NIH grant totaling up to $14.5 million to develop a prophylactic vaccine (ProVax) designed to prevent HIV from becoming established in uninfected individuals exposed to the virus, subject to annual funding approvals and customary compliance obligations.

index

Revenues from research grants from the NIH increased to $644 for the three months ended March 31, 2010 from $507 for the three months ended March 31, 2009, respectively. The increase in grant revenue resulted from higher reimbursable expenses in 2010 than in 2009.

Other revenues, primarily from orders for research reagents, decreased to $41 for the three months ended March 31, 2010 from $78 for the three months ended March 31, 2009.

Expenses:

Research and Development Expenses include scientific labor, supplies, facility costs, clinical trial costs, product manufacturing costs, royalty payments and license fees. Research and development expenses, including license fees and royalty expense, decreased to $12,770 for the three months ended March 31, 2010 from $15,478 for the same period of 2009, as follows:

	Three Months Ended March 31,
	2010	2009	Percent Change

Salaries and benefits (cash)	$ 5,232	$ 6,115	(14%)

Salaries and benefits (cash) decreased due to a decline in average headcount to 149 from 190 for the three months ended March 31, 2010 and 2009, respectively, in the research and development, manufacturing and clinical departments partially offset by severance expenses as part of our efforts to reduce costs.

	Three Months Ended March 31,
	2010	2009	Percent Change

Share-based compensation (non-cash)	$ 1,559	$ 2,106	(26%)

Share-based compensation (non-cash) decreased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 due to lower employee stock purchase plan, restricted stock and stock option plan expenses.

	Three Months Ended March 31,
	2010	2009	Percent Change

Clinical trial costs	$ 752	$ 975	(23%)

Clinical trial costs decreased primarily due to lower expenses for (i) HIV ($380), due to decreased PRO 140 clinical trial activities, (ii) RELISTOR ($174), from reduced clinical trial activities, and (iii) Other ($1), partially offset by an increase in expenses for Cancer ($332), all for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009	Percent Change

Laboratory supplies	$ 415	$ 889	(53%)

Laboratory supplies decreased due to lower expenses for (i) Cancer ($279), due to a decrease in expenses for PSMA, (ii) Other projects ($140), and (iii) HIV ($77), resulting from a decline in purchases of drug supplies, partially offset by an increase in RELISTOR ($22), all for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

index

	Three Months Ended March 31,
	2010	2009	Percent Change

Contract manufacturing and subcontractors	$ 1,572	$ 2,629	(40%)

Contract manufacturing and subcontractors decreased due to lower (i) HIV expenses ($819), from a decline in manufacturing expenses for PRO 140, (ii) Other ($535), and (iii) Cancer ($421), due to lower contract manufacturing expenses for PSMA ADC, partially offset by an increase in RELISTOR expenses ($718), all for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended March 31,
	2010	2009	Percent Change

Consultants	$ 234	$ 318	(26%)

Consultants expenses decreased due to lower expenses for HIV ($109) and Other projects ($19), partially offset by increases in Cancer ($24) and RELISTOR ($20), all for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

	Three Months Ended March 31,
	2010	2009	Percent Change

License fees	$ 816	$ 630	30%

License fees increased primarily due to higher expenses for HIV ($426) and RELISTOR ($10), partially offset by lower expenses for Cancer ($250), all for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009	Percent Change

Royalty expense	$ 62	$ 18	244%

We incurred $62 and $28, respectively, of royalty costs and recognized $62 and $18, respectively, of royalty expenses during the three months ended March 31, 2010 and 2009. As of March 31, 2009, we had recorded a cumulative total of $62 of deferred royalty charges from the royalty costs incurred since we began earning royalties in the second quarter of 2008 and all remaining deferred royalty charges were recognized as royalty expense during the fourth quarter of 2009, the period in which our development obligations relating to RELISTOR terminated.

	Three Months Ended March 31,
	2010	2009	Percent Change

Other operating expenses	$ 2,128	$ 1,798	18%

Other operating expenses increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increases in rent ($408) and facilities ($60), partially offset by decreases in travel ($61), other operating expenses ($51) and insurance ($26).

index
General and Administrative Expenses decreased to $6,474 for the three months ended March 31, 2010 from $6,801 for the same period of 2009, as follows:

	Three Months Ended March 31,
	2010	2009	Percent Change

Salaries and benefits (cash)	$ 2,424	$ 2,171	12%

Salaries and benefits (cash) increased due to severance expenses for the three months ended March 31, 2010 compared to the same period in 2009, partially offset by a decline in average headcount to 42 from 52, in the general and administrative departments as part of our efforts to reduce costs.

	Three Months Ended March 31,
	2010	2009	Percent Change

Share-based compensation (non-cash)	$ 1,043	$ 2,036	(49%)

Share-based compensation (non-cash) decreased due to a decline in stock option, employee stock purchase plans and restricted stock expenses, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009	Percent Change

Consulting and professional fees	$ 1,762	$ 1,453	21%

Consulting and professional fees increased due to higher consultant ($352), legal patent ($38), audit ($20) and public relations expenses ($2), which were partially offset by decreases in legal ($71), compliance ($17), payroll servicing expenses ($9) and tax ($6), all for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009	Percent Change

Other operating expenses	$ 1,245	$ 1,141	9%

Other operating expenses increased due to higher expenses for rent ($133), travel ($19) and investor relations ($8), partially offset by decreases in other operating expenses ($31), recruiting ($11), taxes ($9) and conferences and seminars ($5), all for the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009	Percent Change

Depreciation and amortization	$ 877	$ 1,203	(27%)

Depreciation and amortization expense decreased to $877 for the three months ended March 31, 2010 from $1,203 for the three months ended March 31, 2009, primarily due to a decrease in capital expenditures.

	Three Months Ended March 31,
	2010	2009	Percent Change

Interest income	$ 15	$ 790	(98%)

Interest income decreased to $15 for the three months ended March 31, 2010 from $790 for the three months ended March 31, 2009. Interest income, as reported, is primarily the result of investment income from our marketable securities, decreased by the amortization of premiums we paid or increased by the amortization of discounts we received for those marketable securities. For the three months ended March 31, 2010 and 2009, investment income decreased to $16 from $1,089, respectively, due to lower interest rates for cash equivalents, lower average balance of cash equivalents and marketable securities in 2010 than in 2009. Amortization of premiums, net of discounts, was ($1) and ($299) for the three months ended March 31, 2010 and 2009, respectively.

index
Income Taxes:

For the three months ended March 31, 2010 and 2009, we had losses both for book and tax purposes.

Net Loss:

Our net loss was $18,583 for the three months ended March 31, 2010 compared to $1,788 for the same period of 2009.

Liquidity and Capital Resources

We have to date generated only modest amounts of product and royalty revenue, and consequently have relied principally on external funding and our 2005 collaboration to finance our operations. We have funded our operations since inception primarily through private placements of equity securities, public offerings of common stock, payments received under collaboration agreements, funding under government research grants and contracts, interest on investments, proceeds from the exercise of outstanding options and warrants, and the sale of our common stock under our two employee stock purchase plans (Purchase Plans). Advancement of the PRO 140 program is subject to our obtaining pivotal clinical trial funding, for which we have applied to government agencies. We are also pursuing strategic collaborations with biopharmaceutical companies for PSMA ADC.

With the reacquisition of our rights to RELISTOR, we will be required, to the extent such tasks are not undertaken by one or more partners, to address new technological, clinical and commercial challenges, including, if we choose to sell and support or co-promote RELISTOR, hiring a sales force, developing a commercial regulatory compliance program and otherwise building a commercial infrastructure. We continue to monitor our program expenditures, including headcount levels, in conjunction with program and program candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future arrangements, or how they would affect our capital requirements. The consummation of other agreements would further allow us to advance other programs with current funds. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of its sales periods on agreed-upon terms and conditions. If we were to undertake development and commercialization of RELISTOR or any other product candidate on our own without a partner, however, we would be required to establish manufacturing and marketing capabilities and fund a sales force, which we currently do not have.

Our cash, cash equivalents and marketable securities, including non-current portion, decreased $11.5 million from $96.2 million at December 31, 2009, to $84.7 million at March 31, 2010, and we expect that amount will be sufficient to fund current operations beyond one year. Our cash flow from operating activities was negative for the three months ended March 31, 2010 and 2009 due primarily to the excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants and contracts to fund such programs, as described below.

Sources of Cash

Operating Activities. Our collaboration with Wyeth provided us with a $60.0 million upfront payment in December 2005. In addition, from January 2006 to October 2009, Wyeth reimbursed us for development expenses we incurred related to RELISTOR under the development plan agreed to between us. For the three months ended March 31, 2009 we received $1.9 million of such reimbursement. These reimbursements have ceased as a result of termination of the 2005 Wyeth collaboration.

Under the Transition Agreement, Wyeth is paying us $10.0 million in six quarterly installments, and its sales and marketing obligations during the transition will continue in the United States through a U.S. Sales Period and worldwide excluding Japan through the ex-U.S. Sales Period, in accordance with an agreed-upon commercialization plan. The ex-U.S. Sales Period is subject to certain extension and early termination options available to us. Wyeth will continue to pay royalties as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets for that quarter are not met or (ii) any extended international sale period in the subject country. Wyeth is also continuing certain ongoing development efforts for RELISTOR, at its expense, as described in Overview – Supportive Care, above.

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

index

We have funded our ProVax HIV vaccine program through contracts with the NIH providing for pre-clinical research, development and early clinical testing support. In June 2009, were awarded a new five-year NIH grant totaling up to $14.5 million to continue this work, subject to annual funding approvals and customary compliance obligations.

A substantial portion of our revenues to date has been derived from federal government grants. During the three months ended March 31, 2010 and 2009, we recognized as revenue awards made to us by the NIH between 2008 and 2009, to partially fund some of our programs. For the three months ended March 31, 2010 and 2009, we recognized $0.6 million and $0.5 million, respectively, of revenue from all of our NIH grants.

Changes in Accounts receivable and Accounts payable for the three months ended March 31, 2010 and 2009 resulted from the timing of receipts from the NIH and Wyeth, and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Wyeth, Ono and from currently approved grants, we have no committed external sources of capital. Other than revenues from RELISTOR, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. We purchase and sell marketable securities in order to provide funding for operations. Our marketable securities, which consist of auction rate securities and corporate debt securities in the 2009 period covered by this report, are classified as available-for-sale.

A substantial portion of our cash and cash equivalents ($81.1 million) are guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee program. Our marketable securities ($3.6 million), consist of auction rate securities and are classified as available for sale. The securities include $2.7 million of U.S. government subsidized securities collateralized by student loan obligations. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector, which continues to be under stress.

Financing Activities. During the three months ended March 31, 2010 and 2009, we received cash of $1.1 million and $1.5 million, respectively, from the exercise of stock options by employees, directors and non-employee consultants, from the sale of our common stock under our Purchase Plans. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under the Purchase Plans.

Under the Transition Agreement, Wyeth, at its expense, is continuing certain ongoing development efforts for subcutaneous RELISTOR through September 30, 2010, and its sales and marketing obligations during the transition will continue in the United States through a U.S. Sales Period and worldwide excluding Japan through the ex-U.S. Sales Period, in accordance with an agreed-upon commercialization plan. The ex-U.S. Sales Period is subject to certain extension and early termination options available to us. Wyeth will continue to pay royalties to us as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets for that quarter are not met or (ii) any extended international sale period in the subject country.

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

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs. We currently have major research and development programs in supportive care, oncology and virology, and are conducting several smaller research projects in those latter areas. Our total expenses for research and development from inception through March 31, 2010 have been approximately $542.4 million. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties and the uncertainty of the specific nature of RELISTOR-related future arrangements and relationships following termination of the Wyeth collaboration, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

index

For the three months ended March 31, 2010 and 2009, research and development costs incurred by project were as follows:

	Three Months Ended March 31,
	2010	2009
	(in millions)
Cancer	$4.6	$5.6
RELISTOR	3.8	2.4
HIV	2.0	4.4
Other	2.4	3.1
Total	$12.8	$15.5

Investing Activities. During the three months ended March 31, 2010 and 2009, we spent $0.01 million and $0.6 million, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of March 31, 2010 for future payments under these agreements:

		Payments due by March 31,
	Total	2011	2012-2013	2014-2015	Thereafter
	(in millions)
Operating leases	$45.1	$3.7	$7.7	$8.1	$25.6
License and collaboration agreements (1)	82.4	1.4	2.8	3.7	74.5
Total	$127.5	$5.1	$10.5	$11.8	$100.1

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

We periodically assess the scientific progress and merits of each of our programs to determine if continued research and development is commercially and economically viable. Certain of our programs have been terminated due to the lack of scientific progress and prospects for ultimate commercialization. Because of the uncertainties associated with research and development, the duration and completion costs of our research and development programs are difficult to estimate and are subject to considerable variation. Our inability to complete research and development programs in a timely manner or failure to enter into collaborative agreements could significantly increase capital requirements and adversely affect our liquidity.

Our cash requirements may vary materially from those now planned because of results of research and development and product testing, changes in existing relationships or consumation of new relationships with licensees, licensors or other collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors.

Off-Balance Sheet Arrangements and Guarantees

We have no obligations under off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

index

There have been no material changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2010, which are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, which provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate and this guidance is effective on a prospective basis for milestones achieved in interim periods after June 15, 2010. We are currently evaluating the effect this ASU will have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of money market funds, auction rate securities and corporate debt securities (in the 2009 period covered by this report). Our investments totaled $82.5 million at March 31, 2010, all of which had interest rates that were variable. As a result, we do not believe that our investments have a material exposure to interest-rate risk. Our marketable securities are classified as available-for-sale.

At March 31, 2010, we continue to hold approximately $3.6 million (4.4% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments and which, in the event of auction failure, have interest rates reset according to the contractual terms in the governing instruments. The principal amount of these remaining auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. We believe that failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk, ongoing strength and quality of market credit and liquidity, and general economic and market conditions. We do not believe the carrying values of these auction rate securities are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of March 31, 2010 and the temporary impairment amount decreased $16.0 thousand from $308.0 thousand at December 31, 2009 to $292.0 thousand. A 100 basis point increase to our internal analysis would result in an insignificant increase in the temporary impairment of these securities as of the three months ended March 31, 2010.

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

index

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2009 and our other public reports. In addition, the following risk factors have changed during the quarter ended March 31, 2010:

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

Both our immediate need to transition RELISTOR and our long-term strategy with respect to RELISTOR and our product candidates may require us to obtain additional financing. Our access to capital funding is uncertain.

Our cash diminishes and our losses grow as we spend on development and commercialization of RELISTOR and our product candidates. Additional expenses we incur in future development and commercialization of RELISTOR will result in accelerating diminution of our cash and growth of our losses to the extent those expenses are not funded from outside sources. By reacquiring the rights to RELISTOR from Wyeth, we have become responsible for the future development and commercialization of the currently-marketed drug after the transition and for new formulations. We do not have committed external sources of funding for these responsibilities, and are seeking additional external funding through collaborative, license or other agreements with one or more pharmaceutical companies. To the extent we are not successful in these efforts, we will have to fund them from cash on hand.

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

•    the potential positive effect on share price of any purchases of common shares we may make in the future pursuant to the share repurchase program we announced in 2008, or downward pressure resulting from discontinuation of any such purchases; and

•    general market conditions.

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

PROGENICS PHARMACEUTICALS, INC.
Date: May 10, 2010	By:	/s/ Robert A. McKinney
Robert A. McKinney, CPA Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)