Form 10-Q
period 2010-06-30
PROGENICS PHARMACEUTICALS INC
filed 2010-08-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

                FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

As of August 4, 2010 there were 32,808,856 shares of common stock, par value $.0013 per share, of the registrant outstanding.

INDEX

PROGENICS PHARMACEUTICALS, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$69,968	$90,903
Marketable securities	-	1,501
Accounts receivable	6,085	7,522
Other current assets	1,726	1,468
Total current assets	77,779	101,394
Marketable securities	3,608	3,792
Fixed assets, at cost, net of accumulated depreciation and amortization	6,093	6,560
Other assets	200	1,867
Total assets	$87,680	$113,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$5,478	$5,836
Other current liabilities	91	170
Total current liabilities	5,569	6,006
Other liabilities	1,392	-
Total liabilities	6,961	6,006
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding - none	-	-
Common stock, $.0013 par value; 40,000,000 shares authorized; issued – 32,682,590 in 2010 and 32,142,062 in 2009	42	42
Additional paid-in capital	446,864	439,943
Accumulated deficit	(363,154)	(329,330)
Accumulated other comprehensive loss	(292)	(307)
Treasury stock, at cost (200,000 shares in 2010 and 2009)	(2,741)	(2,741)
Total stockholders’ equity	80,719	107,607
Total liabilities and stockholders’ equity	$87,680	$113,613

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Research and development	$880	$4,631	$1,093	$24,775
Royalty income	581	292	1,206	467
Research grants	789	510	1,433	1,017
Other revenues	55	36	96	114
Total revenues	2,305	5,469	3,828	26,373

Expenses:
Research and development	10,659	12,861	22,551	27,691
License fees – research and development	291	195	1,107	825
General and administrative	5,680	7,113	12,154	13,914
Royalty expense	58	29	120	47
Depreciation and amortization	874	1,223	1,751	2,426
Total expenses	17,562	21,421	37,683	44,903

Operating loss	(15,257)	(15,952)	(33,855)	(18,530)

Other income:
Interest income	16	544	31	1,334
Gain on sale of marketable securities	-	237	-	237
Total other income	16	781	31	1,571

Net loss	$(15,241)	$(15,171)	$(33,824)	$(16,959)

Net loss per share - basic and diluted	$(0.47)	$(0.49)	$(1.05)	$(0.55)
Weighted-average shares - basic and diluted	32,396	31,032	32,251	30,871

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2009	32,142	$42	$439,943	$(329,330)	$(307)	(200)	$(2,741)	$107,607
Comprehensive loss:
Net loss	-	-	-	(33,824)	-	-	-	(33,824)
Net change in unrealized loss on marketable securities	-	-	-	-	15	-	-	15
Total comprehensive loss								(33,809)
Compensation expenses for share-based payment arrangements	-	-	4,817	-	-	-	-	4,817
Issuance of restricted stock, net of forfeitures	12	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	529	-	2,104	-	-	-	-	2,104
Balance at June 30, 2010	32,683	$42	$446,864	$(363,154)	$(292)	(200)	$(2,741)	$80,719

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2008	30,807	$40	$422,085	$(298,718)	$(1,297)	(200)	$(2,741)	$119,369
Comprehensive loss:
Net loss	-	-	-	(16,959)	-	-	-	(16,959)
Net change in unrealized loss on marketable securities	-	-	-	-	994	-	-	994
Total comprehensive loss								(15,965)
Compensation expenses for share-based payment arrangements	-	-	7,281	-	-	-	-	7,281
Issuance of restricted stock, net of forfeitures	30	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	502	1	2,651	-	-	-	-	2,652
Balance at June 30, 2009	31,339	$41	$432,017	$(315,677)	$(303)	(200)	$(2,741)	$113,337

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(33,824)	$(16,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,751	2,426
Write-off of fixed assets	-	107
Amortization of discounts, net of premiums, on marketable securities	-	826
Expenses for share-based compensation awards	4,817	7,281
Gain on sale of marketable securities	-	(237)
Changes in assets and liabilities:
Decrease in accounts receivable	1,437	610
(Increase) decrease in other current assets	(258)	1,827
Decrease in other assets	1,667	-
(Decrease) increase in accounts payable and accrued expenses	(358)	369
Decrease in deferred revenue	-	(22,440)
Increase (decrease) in other liabilities	1,313	(52)
Net cash used in operating activities	(23,455)	(26,242)
Cash flows from investing activities:
Capital expenditures	(1,284)	(724)
Sales/maturities of marketable securities	1,700	62,757
Net cash provided by investing activities	416	62,033
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	2,104	2,652
Net cash provided by financing activities	2,104	2,652
Net (decrease) increase in cash and cash equivalents	(20,935)	38,443
Cash and cash equivalents at beginning of period	90,903	56,186
Cash and cash equivalents at end of period	$69,968	$94,629

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

Supportive Care. Our first commercial product is RELISTOR® (methylnaltrexone bromide) subcutaneous injection, a first-in-class therapy for opioid-induced constipation approved for sale in over 50 countries worldwide, including the United States, European Union member states, Canada, Australia and Brazil. Marketing applications are pending elsewhere throughout the world.

In October 2009, we and Wyeth Pharmaceuticals terminated our 2005 RELISTOR collaboration, as a result of which we regained all worldwide rights to RELISTOR. Under our Transition Agreement, Wyeth, now a Pfizer Inc. subsidiary, is continuing to market and sell RELISTOR for a U.S. Sales Period ending September 30, 2010 and an ex-U.S. Sales Period ending December 31, 2010, subject to certain extension and early transition options available to us. After this transition period, we will assume full control of and responsibility for future development and commercialization of RELISTOR.

Principal responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR is being transferred as part of the transition, and we have undertaken full responsibility for development of the oral formulation of the drug. We are pursuing a range of strategic alternatives for RELISTOR, including licensing, collaboration and/or strategic alliances with world-wide or regional partners, U.S. commercialization of the currently-approved product on our own or with pharmaceutical detailing and sales organizations and/or co-promotion of the franchise with a partner using our own sales force.

Under the Transition Agreement, Wyeth is paying to us $10.0 million in six quarterly installments through January 2011, and is continuing to pay royalties on worldwide sales as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets are not met or (ii) any extended ex-U.S. Sales Period in the subject country. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, for development of a multi-dose pen for subcutaneous RELISTOR and required clinical studies in the pediatric setting, and is providing other assistance with respect to agreed-upon clinical, regulatory, manufacturing and supply matters. This support is ongoing and continues beyond the U.S. and ex-U.S. Sales Periods of Wyeth’s commercialization obligations; revenue from such financial support is reported for the current period as reimbursement revenue from Wyeth under the Transition Agreement. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of the Sales Periods on agreed-upon terms and conditions. We have no further obligations to Wyeth under the 2005 collaboration agreement.

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

Our oncology, virology and other product candidates are not as advanced in development as RELISTOR, and we do not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term.

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

Progenics has had annual losses since inception. Pending use in our business, our revenues and proceeds of financing activities are held in cash, cash equivalents and auction rate marketable securities all of which totaled $73.6 million at June 30, 2010, a decrease of $11.1 million from $84.7 million at March 31, 2010 and $22.6 million from $96.2 million at December 31, 2009. We expect that amount will be sufficient to fund current operations beyond one year. During the three and six months ended June 30, 2010, we had net losses of $15.2 million and $33.8 million, respectively, and at June 30, 2010, we had an accumulated deficit of $363.2 million.

In April 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available. Purchases may be discontinued at any time. We did not repurchase any common shares during the six months ended June 30, 2010.

Our interim Consolidated Financial Statements included in this report have been prepared in accordance with applicable presentation requirements, and accordingly do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Our interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements, but do not include all disclosures required by GAAP.

2.  Revenue Recognition

We recognize revenue from all sources based on the provisions of the U.S. SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition. There have been no material changes to our revenue recognition accounting policies as of and for the six months ended June 30, 2010, which policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Under the Transition Agreement, Wyeth’s license of Progenics technology is terminated except as necessary for performance of Wyeth’s obligations during the transition period, and Wyeth has returned the rights to RELISTOR that we had previously granted it under the 2005 collaboration agreement. During the transition, Wyeth is obligated to pay all costs of commercialization of subcutaneous RELISTOR, including manufacturing costs, and retains all proceeds from its sale of the products, subject to royalties due to us. Decisions with respect to commercialization of the product during the transition period are to be made solely by Wyeth.

During the three and six months ended June 30, 2010, we recognized $880 and $1,090, respectively, from Wyeth for expenses eligible for reimbursement under the Transition Agreement as discussed in Note 1 above.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

        During the three months ended June 30, 2010 and 2009, we earned royalties of $581 and $487, respectively, based on net sales of subcutaneous RELISTOR, and we recognized $581 and $292, respectively, of royalty income. During the six months ended June 30, 2010 and 2009, we earned royalties of $1,206 and $767, respectively, based on net sales of subcutaneous RELISTOR, and we recognized $1,206 and $467, respectively, of royalty income. As of June 30, 2009, we had recorded a cumulative total of $819 as deferred revenue – current. We incurred $58 and $49, respectively, of royalty costs and recognized $58 and $29, respectively, of royalty expenses during the three months ended June 30, 2010 and 2009, and we incurred $120 and $77, respectively, of royalty costs and recognized $120 and $47, respectively, of royalty expense during the six months ended June 30, 2010 and 2009. As of June 30, 2009, we had recorded a cumulative total of $82 of deferred royalty charges from the royalty costs incurred since we began earning royalties in the second quarter of 2008. The deferred revenue and charges at June 30, 2009 and all remaining deferred royalty revenue and charges recorded in 2009 were recognized as royalty income and expense during the fourth quarter 2009, the period in which our development obligations under the Wyeth collaboration agreement terminated.

3.  Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2010 and 2009, we reported net losses and, therefore, potential common shares were not included since inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended June 30, 2010
Basic and diluted	$(15,241)	32,396	$(0.47)
Six months ended June 30, 2010
Basic and diluted	$(33,824)	32,251	$(1.05)
Three months ended June 30, 2009
Basic and diluted	$(15,171)	31,032	$(0.49)
Six months ended June 30, 2009
Basic and diluted	$(16,959)	30,871	$(0.55)

For the three and six months ended June 30, 2010 and 2009, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended June 30,
	2010		2009
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Stock options	4,698	$16.08	4,355	$18.64
Restricted stock	24		28
Total	4,722		4,383

	Six Months Ended June 30,
	2010		2009
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Stock options	4,732	$16.20	4,412	$18.59
Restricted stock	34		30
Total	4,766		4,442

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

4.  Fair Value Measurements and Marketable Securities

Our available-for-sale investment portfolio consists of marketable securities, including auction rate securities and corporate debt securities in the 2009 period covered by this report, summarized below, and are recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these marketable securities is recorded as a component of other comprehensive loss (see Note 2. Summary of Significant Accounting Policies - Fair Value Measurements in the notes to consolidated financial statements included in our 2009 Annual Report on Form 10-K).

	June 30, 2010	December 31, 2009
Short-term
Corporate debt securities	$-	$1,501
Total short-term marketable securities	-	1,501

Long-term
Auction rate securities	3,608	3,792
Total long-term marketable securities	3,608	3,792

Total marketable securities	$3,608	$5,293

Available-for-sale investments measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, are summarized by valuation hierarchy as follows:

		Fair Value Measurements at June 30, 2010
	Balance at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$64,924	$64,924	$-	$-
Auction rate securities	3,608	-	-	3,608
Total	$68,532	$64,924	$-	$3,608

		Fair Value Measurements at December 31, 2009
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$84,169	$84,169	$-	$-
Corporate debt securities	1,501	-	1,501	-
Auction rate securities	3,792	-	-	3,792
Total	$89,462	$84,169	$1,501	$3,792

At June 30, 2010, Level 3 securities, consisting of auction rate securities, were $3.6 million and represented 5.3% of total assets measured at fair value. The fair value of these securities includes $2.7 million of U.S. government subsidized securities collateralized by student loan obligations and $0.9 million of investment company perpetual preferred stock. We will not realize cash in respect of the principal amount of these securities until a successful auction occurs, the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of June 30, 2010, we had received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

        The valuation of auction rate securities held “available-for-sale” is estimated using a discounted cash flow calculation based on Level 3 unobservable inputs, which consist of our internal analysis of (i) timing of expected future successful auctions, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. As a result of re-evaluating these securities as of June 30, 2010 the temporary impairment amount decreased $16.0 from $308.0 at December 31, 2009, to $292.0, which decrease is reflected as a part of other comprehensive loss. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified them as long-term assets. Because we do not intend to sell these securities, and believe it is not likely that we would be required to sell these securities before recovery of principal, we do not consider these securities to be other-than-temporarily impaired at June 30, 2010 and December 31, 2009.

For those of our financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the three and six months ended June 30, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended June 30,
Description	2010	2009

Balance at beginning of period	$3,608	$4,059
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive loss (1)	-	-
Settlements	-	-
Balance at end of period	$3,608	$4,059
(1) Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Six Months Ended June 30,
Description	2010	2009

Balance at beginning of period	$3,792	$4,059
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive loss (1)	16	-
Settlements	(200)	-
Balance at end of period	$3,608	$4,059
(1) Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

5.  Accounts Receivable

	June 30, 2010	December 31, 2009
Research and development from collaborator	$5,274	$6,667
Royalties	594	589
National Institutes of Health	198	210
Other	19	56
Total	$6,085	$7,522

6.  Accounts Payable and Accrued Expenses

	June 30, 2010	December 31, 2009
Accounts payable	$660	$596
Accrued consulting and clinical trial costs	2,231	2,663
Accrued payroll and related costs	1,541	1,321
Legal and professional fees	987	1,070
Other	59	186
Total	$5,478	$5,836

7.  Commitments and Contingencies

In the ordinary course of our business we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include indemnification provisions which in our judgment are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of June 30, 2010.

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

INDEX

Our sources of revenues for the three and six months ended June 30, 2010 and 2009 have been payments under our collaboration agreements and funds from research grants from the NIH related to our oncology and virology programs. From January 2006 to October 2009, we recognized revenues from Wyeth (i) for reimbursement of our development expenses for RELISTOR as incurred, (ii) in respect of amortization of the $60.0 million upfront payment we received over the period of our development obligations, and (iii) for milestones achieved during the collaboration and for royalties earned based on net sales of RELISTOR. To date, our product sales have consisted solely of limited revenues from the sale of research reagents and we expect that those sales will not significantly increase over current levels in the near future.

A majority of our expenditures to date have been for research and development activities. Expenses for our Cancer and HIV research programs during the three months ended June 30, 2010, decreased to $3.6 million and $1.3 million, respectively, compared to $5.1 million and $3.0 million, respectively for the same period in 2009, and during the six months ended June 30, 2010, decreased to $8.2 million and $3.3 million, respectively, compared to $10.7 million and $7.4 million, respectively, for the same period in 2009. Expenses for our RELISTOR research program for the three months ended June 30, 2010, increased to $3.9 million, compared to $1.9 million for the same period in 2009, and for the six months ended June 30, 2010, increased to $7.7 million, compared to $4.3 million for the same period in 2009.

Our cash, cash equivalents and marketable securities at June 30, 2010, decreased $22.6 million from $96.2 million at December 31, 2009, to $73.6 million, and we expect that amount will be sufficient to fund operations at current levels beyond one year. During the three and six months ended June 30, 2010, we had net losses of $15.2 million and $33.8 million, respectively. Other than potential revenues from the RELISTOR franchise, we do not anticipate generating significant recurring revenues from royalties, product sales or otherwise in the near term. Consequently, we may require significant additional external funding to continue our operations at their current levels in the future. Funding may be derived from additional collaboration or licensing agreements with pharmaceutical or other companies, from the sale of our common stock or other securities to investors or from government funding, but may also not be available to us on acceptable terms or at all.

Supportive Care. Our first commercial product is RELISTOR, a first-in-class therapy for opioid-induced constipation approved for sale in over 50 countries worldwide, including the U.S., E.U., Canada, Australia and Brazil. Marketing applications are pending elsewhere throughout the world.

In October 2009, we and Wyeth Pharmaceuticals terminated our 2005 RELISTOR collaboration, as a result of which we regained all worldwide rights to RELISTOR. Under our Transition Agreement, Wyeth, now a Pfizer Inc. subsidiary, is continuing to market and sell RELISTOR for a U.S. Sales Period ending September 30, 2010 and an ex-U.S. Sales Period ending December 31, 2010, subject to certain extension and early transition options available to us. After this transition period, we will assume full control of and responsibility for future development and commercialization of RELISTOR.

Principal responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR is being transferred as part of the transition, and we have undertaken full responsibility for development of the oral formulation of the drug. We are pursuing a range of strategic alternatives for RELISTOR, including licensing, collaboration and/or strategic alliances with world-wide or regional partners, U.S. commercialization of the currently-approved product on our own or with pharmaceutical detailing and sales organizations and/or co-promotion of the franchise with a partner using our own sales force.

Under the Transition Agreement, Wyeth is paying us $10.0 million in six quarterly installments through January 2011. Wyeth will continue to pay royalties on worldwide sales as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets are not met or (ii) any extended ex-U.S. Sales Period in the subject country. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, for development of a multi-dose pen for subcutaneous RELISTOR and required clinical studies in the pediatric setting, and is providing other assistance with respect to agreed-upon clinical, regulatory, manufacturing and supply matters. This support is ongoing and continues beyond the U.S. and ex-U.S. Sales Periods of Wyeth’s commercialization obligations; revenue from such financial support is reported for the current period as reimbursement revenue from Wyeth under the Transition Agreement. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of the Sales Periods on agreed-upon terms and conditions. We have no further obligations to Wyeth under the 2005 collaboration agreement.

Our October 2008 out-license to Ono Pharmaceutical of the rights to subcutaneous RELISTOR in Japan is unaffected by termination of the Wyeth collaboration. Ono is engaged in clinical testing in Japan of RELISTOR subcutaneous injection.

INDEX

We received a positive opinion from E.U. regulators on our request for approval to market RELISTOR in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers and plan to coordinate the launch of that product with a new commercialization partner during the second quarter of 2011. We are awaiting U.S. regulatory action for RELISTOR in pre-filled syringes.

We are also developing subcutaneous RELISTOR for treatment of OIC outside the advanced-illness setting, in individuals with pain not related to cancer. We and Wyeth recently completed enrollment in a one-year, open-label safety study, results from which, together with results from a previous phase 3 efficacy trial will support planned regulatory filings in early 2011 in the U.S., Europe and elsewhere for approval of RELISTOR to treat OIC in the non-cancer pain setting.

As part of our reacquisition of RELISTOR, we have taken over development responsibilities for an oral formulation of RELISTOR for the treatment of OIC in patients with non-cancer pain. In March 2010, we announced that we plan to advance oral methylnaltrexone for the treatment of OIC into late stage clinical development and will commence a phase 2b/3 clinical trial of a methylnaltrexone tablet in non-cancer pain patients in the second half of 2010.

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

Under our License Agreement with Ono, in October 2008, we out-licensed rights to subcutaneous RELISTOR in Japan in return for an upfront payment of $15.0 million and the right to receive potential development milestones of up to $20.0 million, commercial milestones and royalties on sales by Ono of subcutaneous RELISTOR in Japan. Ono also has the option to acquire from us the rights to develop and commercialize in Japan other formulations of RELISTOR on terms to be negotiated separately. Ono may request us to perform activities related to its development and commercialization responsibilities beyond our participation in joint committees and specified technology transfer related tasks which will be at its expense, and reimbursable at the time we perform these services.

Royalty and milestone payments depend on success in development and commercialization of RELISTOR, which is dependent on many factors, such as the actions of Wyeth during the transition, Ono’s efforts and those of any other business partner(s) with which we may collaborate, decisions by the FDA and other regulatory bodies, the outcome of clinical and other testing of RELISTOR, and our own efforts. Many of these matters are outside our control. In particular, we cannot guarantee that we will be able to successfully partner the RELISTOR franchise. We also cannot guarantee, in light of Wyeth’s limited obligations under the Transition Agreement, its acquisition by Pfizer and its limited ongoing commercial interest in the RELISTOR franchise, that Wyeth’s efforts during the transition will achieve any particular level of success in marketing and sales, regulatory approval or clinical development of subcutaneous RELISTOR.

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

Other Research Programs. We recently presented data from preclinical studies of novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors, synthetic, small-molecule compounds identified by us that, in laboratory studies, blocked both PI3K, a key regulator of one molecular signaling pathway, and MNK, an oncogenic kinase in the Ras pathway. We believe simultaneously blocking these interlinked cellular pathways may provide a strategy to combat some of the most aggressive forms of cancer.

Among our virology efforts, we are evaluating second-generation hepatitis C virus entry inhibitors as possible development candidates, and we are engaged in research regarding a prophylactic vaccine against HIV infection.

INDEX

We have also presented preclinical data on novel monoclonal antibodies against toxins produced by the bacterium Clostridium difficile (C. difficile), the leading cause of hospital-acquired diarrhea in the United States and a recognized growing global public health challenge. These monoclonal antibodies effectively neutralized the cell-killing activities of the toxins in vitro and significantly improved survival in a stringent animal model.

Our non-commercialized product candidates in oncology, virology and other areas are not as advanced in development as RELISTOR, and we do not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term.

Results of Operations (dollars in thousands unless otherwise noted)

Our net losses were $15,241 for the three months ended June 30, 2010, compared to $15,171 for the same period of 2009, and $33,824 for the six months ended June 30, 2010, compared to $16,959 for the same period of 2009. Revenues were $2,305 for the three months ended June 30, 2010, compared to $5,469 for the same period of 2009, and $3,828 for the six months ended June 30, 2010, compared to $26,373 for the same period of 2009. Expenses were $17,562 for the three months ended June 30, 2010, compared to $21,421 for the same period of 2009, and $37,683 for the six months ended June 30, 2010, compared to $44,903 for the same period of 2009. Other income totaled $16 for the three months ended June 30, 2010, compared to $781 for the same period of 2009, and $31 for the six months ended June 30, 2010, compared to $1,571 for the same period of 2009.

Revenues:

Our sources of revenue during the three and six months ended June 30, 2010 and 2009 included our 2005 collaboration with Wyeth (effective from January 2006 to October 2009), the Transition Agreement with Wyeth, our License Agreement with Ono, our research grants from the National Institutes of Health (NIH) and, to a small extent, our sale of research reagents.

	Three Months Ended June 30,			Six Months Ended June 30,
Sources of Revenue	2010	2009	Percent Change	2010	2009	Percent Change

Research and development	$880	$4,631	(81% )	$1,093	$24,775	(96% )
Royalty income	581	292	99%	1,206	467	158%
Research grants	789	510	55%	1,433	1,017	41%
Other revenues	55	36	53%	96	114	(16% )
Total	$2,305	$5,469	(58% )	$3,828	$26,373	(85% )

Research and development revenue:

Wyeth Collaboration. During the three months ended June 30, 2010 and 2009, we recognized $880 and $4,631, respectively, of revenue from Wyeth, consisting of (i) $0 and $2,995, respectively, of the $60,000 upfront payment pursuant to the 2005 collaboration, (ii) $0 and $1,636, respectively, as reimbursement of expenses under the 2005 collaboration, and (iii) $880 and $0, respectively, as reimbursement of expenses under the 2009 Transition Agreement.

During the six months ended June 30, 2010 and 2009, we recognized $1,090 and $9,728, respectively, of revenue from Wyeth, consisting of (i) $0 and $6,177, respectively, of the $60,000 upfront payment pursuant to the 2005 collaboration, (ii) $0 and $3,551, respectively, as reimbursement of expenses under the 2005 collaboration, and (iii) $1,090 and $0, respectively, as reimbursement of expenses under the 2009 Transition Agreement.

From inception of the 2005 collaboration through December 31, 2009, we recognized the entire $60,000 upfront payment, $104,054 as reimbursement for our costs, and $39,000 for non-refundable milestone payments. Under the 2009 Transition Agreement, Wyeth is providing financial support for certain development efforts which we will recognize as additional reimbursement revenue as we become entitled to it.

We recognized the $60.0 million upfront payment in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations relative to total effort expected for all of our performance obligations during the reporting periods under the arrangement. The Transition Agreement shortened the obligation period to October 2009.

INDEX

Ono License Agreement. In October 2008, we entered into a License Agreement with Ono and in November 2008, received an upfront payment of $15,000. We are entitled to receive potential milestones and royalty payments. During the three and six months ended June 30, 2009, we recognized $0 and $15,000 of the upfront payment as revenue, due to satisfying our performance obligations. During the three and six months ended June 30, 2010 we recorded $0 and $3, respectively, and during the three and six months ended June 30, 2009 we recorded $0 and $47, respectively, of reimbursement revenue for activities requested by Ono.

Royalty income. During the three months ended June 30, 2010 and 2009, we earned royalties from net sales by Wyeth of subcutaneous RELISTOR of $581 and $487, respectively, and recognized $581 and $292, respectively, of royalty income. During the six months ended June 30, 2010 and 2009, we earned royalties from such net sales of $1,206 and $767, respectively, and recognized $1,206 and $467, respectively, of royalty income. As of June 30, 2009, we had recorded a cumulative total of $819 as deferred revenue – current. This amount and all remaining deferred royalty revenue recorded in 2009, was recognized as royalty income during the fourth quarter of 2009, when the 2005 collaboration agreement terminated. Royalties from net sales by Wyeth of RELISTOR, as defined, are based on royalty rates under our 2005 collaboration, ranging up to 30% of U.S. and 25% of foreign net sales at the highest sales levels.

Global net sales of RELISTOR were $3.8 million for the three months ended June 30, 2010, comprised of $2.3 million of U.S. and $1.5 million of ex-U.S. net sales. Global net sales were $3.2 million for the three months ended June 30, 2009, with U.S. and ex-U.S. net sales constituting $2.0 million and $1.2 million, respectively. Global net sales of RELISTOR were $8.0 million for the six months ended June 30, 2010, comprised of $4.7 million of U.S. and $3.3 million of ex-U.S. net sales. Global net sales were $5.1 million for the six months ended June 30, 2009, with U.S. and ex-U.S. net sales constituting $3.2 million and $1.9 million, respectively.

Research grants. Revenues from research grants increased to (i) $789 for the three months ended June 30, 2010 from $510 for the three months ended June 30, 2009, and (ii) $1,433 for the six months ended June 30, 2010 from $1,017 for the six months ended June 30, 2009, in each case as a result of higher reimbursable expenses.

Other revenues, primarily from orders for research reagents, increased to $55 for the three months ended June 30, 2010 from $36 for the three months ended June 30, 2009, and decreased to $96 for the six months ended June 30, 2010 from $114 for the six months ended June 30, 2009.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $11,008 for the three months ended June 30, 2010 from $13,085 for the same period of 2009, and decreased to $23,778 for the six months ended June 30, 2010 from $28,563 for the same period of 2009, and consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Salaries and benefits	$4,616	$5,781	(20%)	$9,848	$11,896	(17%)

Three Months: Salaries and benefits decreased due to a decline in average headcount to 138 from 179 for the three months ended June 30, 2010 and 2009, respectively, in the research and development, manufacturing and clinical departments.

Six Months: Salaries and benefits decreased due to a decline in average headcount to 145 from 183 for the six months ended June 30, 2010 and 2009, respectively, in the research and development, manufacturing and clinical departments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Share-based compensation	$1,091	$1,738	(37%)	$2,650	$3,844	(31%)

Three Months: Share-based compensation decreased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to lower employee stock purchase plan, restricted stock and stock option plan expenses.

Six Months: Share-based compensation decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 due to lower employee stock purchase plan, restricted stock and stock option plan expenses.

INDEX

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Clinical trial costs	$143	$555	(74%)	$895	$1,530	(42%)

Three Months: Clinical trial costs decreased primarily due to lower expenses for (i) RELISTOR ($200), from reduced clinical trial activities, (ii) HIV ($123), due to decreased PRO 140 clinical trial activities and (iii) Cancer which decreased ($89) on an overall basis and such amount was partially offset by an increase in PSMA ADC clinical activities, all for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Six Months: Clinical trial costs decreased primarily due to lower expenses for (i) HIV ($503), due to decreased PRO 140 clinical trial activities, (ii) RELISTOR ($374), from reduced clinical trial activities, and (iii) Other ($1), partially offset by an increase in expenses for Cancer ($243), all for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Laboratory supplies	$552	$667	(17%)	$967	$1,556	(38%)

Three Months: Laboratory supplies decreased due to lower expenses for (i) Cancer ($73), due to a decrease in expenses for PSMA, and (ii) Other projects ($133), partially offset by an increase in RELISTOR ($78) and HIV ($13), resulting from a decline in purchases of drug supplies, all for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Six Months: Laboratory supplies decreased due to lower expenses for (i) Cancer ($352), due to a decrease in expenses for PSMA, (ii) Other projects ($273), and (iii) HIV ($64), resulting from a decline in purchases of drug supplies, partially offset by an increase in RELISTOR ($100), all for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Contract manufacturing and subcontractors	$1,504	$2,002	(25%)	$3,076	$4,631	(34%)

Three Months: Contract manufacturing and subcontractors decreased due to lower (i) Cancer ($448), due to lower contract manufacturing expenses for PSMA ADC, (ii) Other ($334), and (iii) HIV expenses ($118), from a decline in manufacturing expenses for PRO 140, partially offset by an increase in RELISTOR expenses ($402), all for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

Six Months: Contract manufacturing and subcontractors decreased due to lower (i) HIV expenses ($937), from a decline in contract manufacturing expenses for PRO 140, (ii) Other ($869), and (iii) Cancer ($869), due to lower contract manufacturing expenses for PSMA ADC, partially offset by an increase in RELISTOR expenses ($1,120), all for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

INDEX

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Consultants	$567	$289	96%	$801	$607	32%

Three Months: Consultants expenses increased due to higher expenses for RELISTOR ($335) partially offset by decreases in HIV ($41), Cancer ($12) and Other projects ($4), all for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

Six Months: Consultants expenses increased due to higher expenses for RELISTOR ($355) and Cancer ($12) partially offset by decreases in HIV ($150) and Other projects ($23), all for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

License fees	$291	$195	49%	$1,107	$825	34%

Three Months: License fees increased primarily due to higher expenses for Cancer ($100) partially offset by lower expenses for HIV ($4), all for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Six Months: License fees increased primarily due to higher expenses for HIV ($422) and RELISTOR ($10), partially offset by lower expenses for Cancer ($150), all for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Royalty expense	$58	$29	100%	$120	$47	155%

Three Months: We incurred $58 and $49, respectively, of royalty costs and recognized $58 and $29, respectively, of royalty expenses during the three months ended June 30, 2010 and 2009. As of June 30, 2009, we had recorded a cumulative total of $82 of deferred royalty charges from the royalty costs incurred since we began earning royalties in the second quarter of 2008 and all remaining deferred royalty charges were recognized as royalty expense during the fourth quarter of 2009, the period in which our development obligations relating to RELISTOR terminated.

Six Months: We incurred $120 and $77, respectively, of royalty costs and recognized $120 and $47, respectively, of royalty expenses during the six months ended June 30, 2010 and 2009. As of June 30, 2009, we had recorded a cumulative total of $82 of deferred royalty charges from the royalty costs incurred since we began earning royalties in the second quarter of 2008 and all remaining deferred royalty charges were recognized as royalty expense during the fourth quarter of 2009, the period in which our development obligations relating to RELISTOR terminated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Other operating expenses	$2,186	$1,829	20%	$4,314	$3,627	19%

Three Months: Other operating expenses increased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, primarily due to increases in rent ($433), insurance ($33) and travel ($19), partially offset by decreases in facilities ($86) and other operating expenses ($42).

Six Months: Other operating expenses increased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, primarily due to increases in rent ($841) and insurance ($7), partially offset by decreases in travel ($42), facilities ($26) and other operating expenses ($93).

INDEX

General and Administrative Expenses include administrative labor, consulting and professional fees and other operating expenses. General and administrative expenses decreased to (i) $5,680 for the three months ended June 30, 2010 from $7,113 for the same period of 2009, and (ii) $12,154 for the six months ended June 30, 2010 from $13,914 for the same period of 2009, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Salaries and benefits	$1,958	$2,195	(11%)	$4,382	$4,366	0%

Three Months: Salaries and benefits decreased for the three months ended June 30, 2010 compared to the same period in 2009, due to a decline in average headcount to 38 from 50, in the general and administrative departments as part of our efforts to reduce costs.

Six Months: Salaries and benefits increased marginally for the six months ended June 30, 2010 compared to the same period in 2009, due to higher severance expenses in the current year and lower bonus expenses in the prior year, partially offset by a decline in average headcount to 41 from 51, in the general and administrative departments as part of our efforts to reduce costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Share-based compensation	$1,124	$1,400	(20%)	$2,167	$3,436	(37%)

Three Months: Share-based compensation decreased due to a decline in stock option, employee stock purchase plans and restricted stock expenses, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Six Months: Share-based compensation decreased due to a decline in stock option, employee stock purchase plans and restricted stock expenses, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Consulting and professional fees	$1,234	$2,154	(43%)	$2,996	$3,607	(17%)

Three Months: Consulting and professional fees decreased due to lower consultant ($567), legal patent ($156), audit ($139), legal expenses ($55) and other professional fees ($3), all for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Six Months: Consulting and professional fees decreased due to lower consultant ($215), legal ($126), audit ($119), legal patent ($118), compliance ($18) and payroll servicing expenses ($17), which were partially offset by an increase in other professional fees ($2), all for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Other operating expenses	$1,364	$1,364	0%	$2,609	$2,505	4%

Three Months: Other operating expenses remained unchanged due to higher expenses for rent ($149) and recruiting ($19), which were fully offset by decreases in other operating expenses ($80), investor relations ($45), travel ($28), conferences and seminars ($8) and taxes ($7), all for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Six Months: Other operating expenses increased due to higher expenses for rent ($282) and recruiting ($8), partially offset by decreases in other operating expenses ($111), investor relations ($37), taxes ($16), conferences and seminars ($13) and travel ($9), all for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

INDEX

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Depreciation and amortization	$874	$1,223	(29%)	$1,751	$2,426	(28%)

Three Months: Depreciation and amortization expense decreased to $874 for the three months ended June 30, 2010 from $1,223 for the three months ended June 30, 2009, primarily due to lower capital expenditures in 2009.

Six Months: Depreciation and amortization expense decreased to $1,751 for the six months ended June 30, 2010 from $2,426 for the six months ended June 30, 2009, primarily due to lower capital expenditures in 2009.

Other income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Interest income	$16	$544	(97%)	$31	$1,334	(98%)

Three Months: Interest income decreased to $16 for the three months ended June 30, 2010 from $544 for the three months ended June 30, 2009. For the three months ended June 30, 2010 and 2009, investment income decreased to $16 from $776, respectively, due to lower interest rates for cash equivalents, lower average balance of cash equivalents and marketable securities in 2010 than in 2009. Amortization of premiums, net of discounts, was $0 and ($232) for the three months ended June 30, 2010 and 2009, respectively.

Six Months: Interest income decreased to $31 for the six months ended June 30, 2010 from $1,334 for the six months ended June 30, 2009. For the six months ended June 30, 2010 and 2009, investment income decreased to $32 from $1,864, respectively, due to lower interest rates for cash equivalents, lower average balance of cash equivalents and marketable securities in 2010 than in 2009. Amortization of premiums, net of discounts, was ($1) and ($530) for the six months ended June 30, 2010 and 2009, respectively.

Interest income, as reported, is primarily the result of investment income from our marketable securities, decreased by the amortization of premiums we paid or increased by the amortization of discounts we received for those marketable securities. Other income also includes $237 of gains from the sale of marketable securities in 2009.

Income Taxes:

For the three and six months ended June 30, 2010 and 2009, we had losses both for book and tax purposes.

Liquidity and Capital Resources

We have to date generated only modest amounts of product and royalty revenue, and consequently have relied principally on external funding and the 2005 Wyeth collaboration to finance our operations. We have funded our operations since inception through private placements of equity securities, public offerings of common stock, payments received under collaboration agreements, funding under government research grants and contracts, interest on investments, proceeds from the exercise of outstanding options and warrants, and the sale of our common stock under our two employee stock purchase plans (Purchase Plans).

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

INDEX

With the reacquisition of our rights to RELISTOR, we will be required, to the extent such tasks are not undertaken by one or more partners, to address new technological, clinical and commercial challenges, including, if we choose to sell and support or co-promote RELISTOR, hiring a sales force, developing a commercial regulatory compliance program and otherwise building a commercial infrastructure. Under the Transition Agreement, we have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of its sales periods on agreed-upon terms and conditions. If we were to undertake development and commercialization of RELISTOR or any other product candidate on our own without a partner, however, we would be required to establish manufacturing and marketing capabilities and fund a sales force, which we currently do not have.

Our cash, cash equivalents and marketable securities, including non-current portion, decreased $22.6 million from $96.2 million at December 31, 2009, to $73.6 million at June 30, 2010, and we expect that amount will be sufficient to fund current operations beyond one year. Our cash flow from operating activities was negative for the six months ended June 30, 2010 and 2009 due primarily to the excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants and contracts to fund such programs, as described below.

Sources of Cash

Operating Activities. Our collaboration with Wyeth provided us with a $60.0 million upfront payment in December 2005. In addition, from January 2006 to October 2009, Wyeth reimbursed us for development expenses we incurred related to RELISTOR under the development plan agreed to between us. For the six months ended June 30, 2009 we received $3.6 million of such reimbursement. These reimbursements have ceased as a result of termination of the 2005 Wyeth collaboration.

Under the Transition Agreement, Wyeth is paying us $10.0 million in six quarterly installments through January 2011, and is continuing to pay royalties on worldwide sales as provided in the 2005 collaboration agreement except that no royalties will be payable in respect of ex-U.S. sales during (i) the fourth quarter of 2010 to the extent certain financial targets are not met or (ii) any extended ex-U.S. Sales Period in the subject country. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, for development of a multi-dose pen for subcutaneous RELISTOR and required clinical studies in the pediatric setting, and is providing other assistance with respect to agreed-upon clinical, regulatory, manufacturing and supply matters. This support is ongoing and continues beyond the U.S. and ex-U.S. Sales Periods of Wyeth’s commercialization obligations; revenue from such financial support is reported for the current period as reimbursement revenue from Wyeth under the Transition Agreement.

Under our License Agreement with Ono, we received from Ono, in November 2008 an upfront payment of $15.0 million, which was recognized as revenue during the first quarter of 2009, upon satisfaction of our performance obligations and are entitled to receive potential milestone payments, upon achievement of development milestones by Ono, of up to $20.0 million, commercial milestones and royalties on sales of subcutaneous RELISTOR in Japan. Ono is also responsible for development and commercialization costs for subcutaneous RELISTOR in Japan.

A substantial portion of our revenues to date has been derived from federal government grants. During the six months ended June 30, 2010 and 2009, we recognized as revenue awards made to us by the NIH between 2008 and 2010, to partially fund our ProVax HIV vaccine, PRO 140 and PSMA programs. For the six months ended June 30, 2010 and 2009, we recognized $1.4 million and $1.0 million, respectively, of revenue from all of our NIH grants.

Changes in Accounts receivable and Accounts payable for the six months ended June 30, 2010 and 2009 resulted from the timing of receipts from the NIH and Wyeth, and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Wyeth, Ono and from currently approved grants, we have no committed external sources of capital. Other than revenues from RELISTOR, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. We redeem money market funds and use proceeds from maturities of marketable securities in order to provide funding for operations. A substantial portion of our cash and cash equivalents ($70.0 million) are guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee program. Our marketable securities ($3.6 million) consist of auction rate securities and are classified as available for sale. The securities include $2.7 million of U.S. government subsidized securities collateralized by student loan obligations. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector, which continues to be under stress.

INDEX

        Financing Activities. During the six months ended June 30, 2010 and 2009, we received cash of $2.1 million and $2.7 million, respectively, from the exercise of stock options by employees, directors and non-employee consultants, from the sale of our common stock under our Purchase Plans. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under the Purchase Plans.

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

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs. We currently have major research and development programs in supportive care, oncology and virology, and are conducting several smaller research projects in those latter areas. Our total expenses for research and development from inception through June 30, 2010 have been approximately $553.4 million. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties and the uncertainty of the specific nature of RELISTOR-related future arrangements and relationships following termination of the Wyeth collaboration, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

For the six months ended June 30, 2010 and 2009, research and development costs incurred by project were as follows:

	Six Months Ended June 30,
	2010	2009
	(in millions)
Cancer	$8.2	$10.7
RELISTOR	7.7	4.3
HIV	3.3	7.4
Other	4.6	6.2
Total	$23.8	$28.6

Investing Activities. During the six months ended June 30, 2010 and 2009, we spent $1.3 million and $0.7 million, respectively, on capital expenditures. The increase is primarily related to landlord reimbursed leasehold improvements placed in service during the second quarter of 2010.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of June 30, 2010 for future payments under these agreements:

		Payments due by June 30,
	Total	2011	2012-2013	2014-2015	Thereafter
	(in millions)
Operating leases	$42.2	$3.1	$6.4	$8.1	$24.6
License and collaboration agreements (1)	85.1	1.4	3.4	3.0	77.3
Total	$127.3	$4.5	$9.8	$11.1	$101.9

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

Our cash requirements may vary materially from those now planned because of results of research and development and product testing, changes in existing relationships or consummation of new relationships with licensees, licensors or other collaborators, changes in the focus and direction of our research and development programs, competitive and technological advances, the cost of filing, prosecuting, defending and enforcing patent claims, the regulatory approval process, manufacturing and marketing and other costs associated with the commercialization of products following receipt of regulatory approvals and other factors.

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

There have been no material changes to our critical accounting policies and estimates as of and for the six months ended June 30, 2010, which are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of money market funds, auction rate securities and corporate debt securities (in the 2009 period covered by this report). Our investments totaled $68.5 million at June 30, 2010, all of which had interest rates that were variable. As a result, we do not believe that our investments have a material exposure to interest-rate risk. Our marketable securities are classified as available-for-sale.

At June 30, 2010, we continue to hold approximately $3.6 million (5.3% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments and which, in the event of auction failure, have interest rates reset according to the contractual terms in the governing instruments. The principal amount of these remaining auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. We believe that failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk, ongoing strength and quality of market credit and liquidity, and general economic and market conditions. We do not believe the carrying values of these auction rate securities are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

INDEX

        The valuation of the auction rate securities we hold is based on an internal analysis of (i) timing of expected future successful auctions, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. As a result of re-evaluating these securities as of June 30, 2010 the temporary impairment amount decreased $16.0 thousand from $308.0 thousand at December 31, 2009 to $292.0 thousand. A 100 basis point increase to our internal analysis would result in an insignificant increase in the temporary impairment of these securities as of the three months ended June 30, 2010.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2009 and our other public reports. In addition, the following risk factors have changed during the six month period ended June 30, 2010:

We have a history of operating losses, and we may never be profitable.

We have incurred substantial annual losses since our inception. We have derived no significant revenues from product sales or royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to continue to incur operating losses in the future, which could increase significantly if we attempt to develop and commercialize RELISTOR without adequate collaboration and/or financial arrangements and, at the same time, expand our clinical trial programs and other product development efforts. Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval for and then commercializing our products, either alone or with others. We may not be able to develop and commercialize products beyond subcutaneous RELISTOR. Our operations may not be profitable even if any of our other products under development are commercialized. Additional expenses we incur in future development and commercialization of RELISTOR may cause our losses to grow and to accelerate.

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

INDEX

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

INDEX

Competing products in development may adversely affect acceptance of our products.

We are aware of the following competition and potential competition to RELISTOR:

•    An Adolor Corporation-GlaxoSmithKline PLC collaboration received FDA approval in 2008 for ENTEREG® (alvimopan), an oral opioid antagonist for postoperative ileus indicated “to accelerate the time to upper and lower gastrointestinal recovery following partial large or small bowel resection surgery with primary anastomosis.” Adolor is also evaluating a phase 1 and early-stage compound for opioid-bowel dysfunction (OBD) in chronic-pain patients.

•    A Sucampo Pharmaceuticals, Inc.-Takeda Pharmaceutical Company Limited collaboration, markets AMITIZA® (lubiprostone) for chronic idiopathic (non-opioid related) constipation and recently completed two phase 3 pivotal clinical trials of this drug for OBD. AMITIZA is a selective chloride channel activator.

•    In Europe, Mundipharma International Limited markets TARGIN® (oxycodone/naloxone), a combination of an opioid and a systemic opioid antagonist.

•    Movetis NV has announced that it has started a phase 3 clinical trial in Europe with prucalopride in patents with constipation induced by opioid based pain medications.

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

•    Theravance, Inc. is conducting phase 2 clinical testing of an oral peripheral mu-opioid antagonist.

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

PROGENICS PHARMACEUTICALS, INC.
Date: August 9, 2010	By:	/s/ Robert A. McKinney
Robert A. McKinney, CPA Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)