Form 10-K/A
period 2009-12-31
PROGENICS PHARMACEUTICALS INC
filed 2010-08-30
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

Progenics Pharmaceuticals, Inc. is filing this Amendment No.1 on Form 10-K/A  to its Annual Report on Form 10-K for the year ended December 31, 2009, originally filed with the U.S. Securities and Exchange Commission on March 15, 2010, for the purpose of amending and restating the disclosure under “Executive Compensation — Compensation Discussion and Analysis — Annual Bonus” originally included in its 2010 Proxy Statement for its Annual Meeting of Stockholders held June 9, 2010, filed with the Commission on April 27, 2010 and incorporated by reference into Part III, Item 11 of its 2009 Form 10-K.  As required by Rule 12b-15 under the U.S. Securities Exchange Act of 1934, and to provide context, this Amendment contains the complete text of the “Executive Compensation” portion of the 2010 Proxy Statement, of which the amended and restated “Annual Bonus” disclosure is a part. The Amendment also amends Item 15 and the Exhibit Index of the 2009 Form 10-K to add new officer certifications in accordance with Rules 12b-15 and 13a-14(a) under the Exchange Act, and amends and restates the cover page.

Progenics is not modifying or updating, and this Amendment does not change, other disclosure presented in its 2010 Proxy Statement or 2009 Form 10-K, including the financial statements contained in its 2009 Form 10-K. This Amendment, together with its 2009 Annual Report on Form 10-K filed March 15, 2010 and any other Amendments thereto which may hereafter be filed, constitutes its Annual Report on Form 10-K for the year ended December 31, 2009.

PART III

Item 11. Executive Compensation

Compensation Discussion and Analysis

We are a biotechnology company engaged in drug development and commercialization.   We compete with biopharmaceutical companies of all sizes to attract employees with the skills and expertise necessary to develop and commercialize drugs and achieve our objectives.  Since the funds we can use for compensation are limited, we have worked to develop a compensation program that allows us to attract and retain talented individuals with the essential experience and skills we need at the executive level while being mindful of our limited resources.  We have done this through a program which combines base salary with bonus compensation and long-term incentives in the form of stock options and restricted stock.  We strive to conserve cash resources by not setting base salaries or total cash compensation at a higher percentile of market compensation data, and instead providing meaningful long-term equity opportunity.

We currently have one commercial product, RELISTOR® (methylnaltrexone bromide), earning royalties on world-wide sales.  In 2009, shortly before our former collaboration partner, Wyeth Pharmaceuticals, was acquired by Pfizer Inc., we reacquired the rights to RELISTOR and are currently pursuing a range of strategic alternatives for further development and commercialization of RELISTOR and our other product candidates.  The reacquisition of our rights to RELISTOR presents our senior management and other employees with significant new technological, clinical and commercial challenges, including developing and obtaining regulatory approval for new formulations and presentations of the product, if we choose to sell and support or co-promote RELISTOR, hiring a sales force, developing a commercial regulatory compliance program and otherwise building a commercial infrastructure.

We believe reacquiring the rights to RELISTOR was an important opportunity for Progenics and that our management team performed well in acting on this opportunity and managing the Company generally over the course of 2009.

This Compensation Discussion & Analysis (CD&A) outlines, among other things, our compensation philosophy, objectives and processes as they relate to Dr. Maddon, our Chief Executive Officer (CEO), Mr. McKinney, our Chief Financial Officer (CFO) and our three other most highly compensated executives in 2009 (together, Named Executive Officers or NEOs).

Executive Summary.  Our NEOs base salaries are, on average, at the 50th percentile of the Company’s Peer Group data detailed below.  Annual bonuses for 2009 were determined, as is our custom, through discussions regarding executive performance among our senior executives, including Dr. Maddon and Mr. Baker.  Dr. Maddon and Mr. Baker presented their accomplishments for the year to our Board’s Compensation Committee, which determined their bonuses in subsequent executive session.  Bonuses for our senior executives, including our NEOs, were generally below median.  Long-term incentive grants made to our NEOs in 2009 consisted solely of time vesting stock options.  The values of these grants were determined by reference to market data and Company-specific considerations.  Because our business is inherently unpredictable, we do not set specific metrics to determine bonus or long-term incentive levels and instead determine them on a subjective basis.

Mr. Baker was promoted to President of the Company in September 2009, as a result of which he received a salary increase which is reflected in the Summary Compensation Table.

Objectives.  We seek to achieve the following broad goals in our executive compensation programs and decisions regarding individual compensation:

•	Attract and retain executives critical to our overall success;

•	Reward executives for contributions to achieving strategic goals that enhance stockholder value;

•	Foster and maintain a company culture of ownership, creativity and innovation; and

•	Motivate our NEOs to achieve critical long- and short-term development, product and financial milestones set by the Board and management.

General Compensation Process.  The Compensation Committee is responsible for determining the elements and levels of compensation for our NEOs.  In doing so, it reviews our corporate performance against financial and corporate achievement measures, assesses individual performance and evaluates recommendations of the CEO and President regarding compensation for other NEOs.

In assessing Company and individual NEO performance, the Compensation Committee has considered the progress of the Company in research, development and commercialization of its product candidates and the contributions made by each NEO.  Recent examples of this progress include our reacquisition of worldwide rights to RELISTOR from Wyeth, and progress in our out-licensing relationship with Ono Pharmaceutical Co. Ltd. for the development and commercialization of RELISTOR in Japan, and our prostate specific membrane antigen antibody-drug conjugate (PSMA ADC) development program for treatment of prostate cancer.  These Company-centric metrics are viewed in light of the continuing world-wide economic downturn and the Company’s share price.

In this process, Dr. Maddon and Mr. Baker are invited to present oral performance appraisals of their direct reports, and share their views of corporate and divisional performance with the Committee.  They make recommendations on annual base salary adjustments and bonuses for the prior year’s performance for each executive.   In March 2009, the Committee made decisions regarding 2009 salaries and bonuses to be paid in 2009 for 2008 performance.  In March and April 2010, the Committee engaged in the same process regarding current-year salaries and bonuses to be paid in 2010 for 2009 performance.

Dr. Maddon’s performance is also reviewed by the Committee in setting his target compensation for the upcoming year.  We paid him salary, bonus and long-term equity compensation for 2009 in accordance with his 2007 employment agreement, terms of which are set forth below.  Dr. Maddon is invited at the beginning of each year to present to and discuss with the Committee his performance and target compensation.  His base salary for the current year and bonus for the prior year are then considered and voted on by the Committee with him absent from the discussion and vote.

In determining our senior management’s compensation, the Committee also confers with its compensation consultant, Pearl Meyer & Partners, about the competitive market for comparable executives and the proposed elements and amounts of compensation for each executive.  Pearl Meyer provides a report to the Committee and Dr. Maddon outlining competitive market compensation data for consideration when determining different levels and mix of compensation.  The primary data sources utilized for this purpose is compensation information publicly disclosed by a peer group of companies within the biotechnology industry, selected by the Committee with Pearl Meyer’s assistance, that are similar to Progenics in size, stature and state of development.  Peer Group companies are reviewed annually by the Committee with Pearl Meyer’s assistance to ensure that they remain relevant and meaningful comparators.  The Peer Group used to set compensation for our CEO and other NEOs for 2009 consisted of:

Acorda Therapeutics, Inc.	Myriad Genetics, Inc.
Adolor Corp.	Neurocrine Biosciences, Inc.
ARIAD Pharmaceuticals	Nuvelo, Inc.
GTx Inc.	Pharmasset, Inc.
Idenix Pharmaceuticals, Inc.	POZEN, Inc.
Immunomedics Inc.	Sucampo Pharmaceuticals, Inc.
Incyte Corp.	Synta Inc.
Ligand Pharmaceuticals	Telik, Inc.
Zymogenetics Inc.

Changes in this year’s Peer Group reflect Progenics’ decreased market capitalization, as well as the acquisition of several peer group members by other companies.  Peer Group data are supplemented with published executive compensation surveys providing position-based compensation data from biotechnology companies similar in size and scope to the Company, including the 2009 Radford Global Life Sciences Survey.

After review and discussion with Dr. Maddon and Mr. Baker of the market data and their recommendations, the Committee either approves the recommendations or asks them and/or Pearl Meyer for additional analysis or an alternative recommendation.  Once the Committee is satisfied with the information provided, it makes decisions by majority vote.  Dr. Maddon and Mr. Baker do not have a vote on compensation decisions, but are present for discussion of our other NEOs’ compensation.   Neither Dr. Maddon nor Mr. Baker has a vote, nor is present for decisions regarding his own compensation.

Compensation level and composition decisions are based on a number of factors in addition to the market data, including objective compensation data provided by Pearl Meyer representing pay levels in the marketplace, pay levels of our other executives at a similar level, the individual’s corporate roles and responsibilities, particular experience and expertise, performance and specific duties, the scope of his or her position and the department(s) or group(s) for which he or she has responsibility, our overall corporate financial performance and the progress of our research and development programs and strategic initiatives during the year.  In determining a compensation package, the Committee looks at all forms of compensation and benefits received by the executive in the aggregate, not merely the individual elements separately, seeking to achieve a balanced program that is well-suited to our NEOs individually and as a group.

        The Committee uses a similar process at mid-year to determine the long-term incentive elements of our NEO compensation program paid in stock options and restricted stock.  The Committee considers Dr. Maddon’s and Mr. Baker’s recommendation for long-term incentive awards to the other NEOs, and makes its own determination of the appropriate long-term incentive awards for all NEOs, including Dr. Maddon and Mr. Baker.

The amount and mix of compensation is determined within the context of both objective data from our competitive assessment of compensation and the subjective factors outlined above.  We believe that each NEO’s compensation package is generally within the competitive range of practices when compared to objective comparative data even where subjective factors have influenced our compensation decision.

The Committee retains Pearl Meyer for its services directly, although in carrying out assignments, Pearl Meyer interacts directly with our management when necessary and appropriate.  In addition, in its discretion, Pearl Meyer may seek input and feedback from our executives, typically our CFO, regarding its work product prior to presentation to the Committee, in order to confirm alignment with our business strategy and to obtain data or information necessary for its work.  Pearl Meyer provides the Committee with an annual Compensation Report that it updates as the Committee considers appropriate.  During 2009, the Committee used this Compensation Report in setting salary, bonus and equity compensation for the Company’s NEOs and other employees for the year.

Elements of Compensation.  We utilize a compensation strategy in line with that of other companies within the biotechnology industry which includes base salary, annual bonus, long-term incentives and retirement and severance benefits.  These elements are designed to reward (i) the level of effort and competence demonstrated in light of the executive’s duties and responsibilities (base salary), (ii) decision-making that supports our annual product, development and financial goals (annual bonus), and (iii) a focus on building shareholder value over the long term by making decisions that will not sacrifice long-term prospects for a particular short-term achievement or goal (long-term incentives).

Base Salary.  Levels of base salary for our executives in general take into account an individual’s role and responsibilities, experience, expertise, individual performance and tenure.  The amount is typically at or slightly below the median industry compensation level for the position as shown by appropriate market data provided by Pearl Meyer; Dr. Maddon’s and Mr. Baker’s base salaries, however, exceed the 75th percentile.  The market position of each NEO’s base salary reflects our compensation philosophy and the executive’s role, tenure, experience and expertise.

Annual Bonus.  We do not have a formal annual bonus plan for our NEOs, although business goals, such as product development timelines, planned clinical trial progress, commercialization targets and budgets, are set by management at the beginning of each year and communicated to them.  These goals may change over the course of the year due to changing circumstances and changing Company priorities.

Within the context and framework of these established goals, annual bonuses are paid to NEOs on a discretionary basis after our CEO and President (excluding discussion of our CEO’s bonus compensation) and the Committee have assessed our corporate financial position at year end and corporate and individual performance for the year against those goals and the competitive market data outlined above.  The performance of the team managed by the NEO is also taken into consideration in determining an NEO’s annual bonus.

The Committee has historically determined the annual bonus on a completely discretionary basis because we have been in the drug development stage, without significant revenues or profits.  The Committee has not felt it appropriate to commit to bonus award targets at the beginning of the year because our financial condition at year-end cannot be predicted with certainty, and it may not be prudent to make payments of pre-determined target amounts.

Principal business and financial goals and accomplishments considered by the Committee in setting NEO bonus amounts with respect to 2009 consisted of:

▪	the reacquisition from Wyeth of worldwide rights to RELISTOR;

▪	the interaction with Pfizer, as the new owner of Wyeth, in designing and implementing a successful transition of responsibility for the development and commercialization of RELISTOR;

▪	commencement of the process of identifying a new partner or partners for RELISTOR to take responsibility for the development and commercialization of the drug;

▪	advances made in the life-cycle of the RELISTOR franchise, including regulatory and clinical development of new indications and routes of administration;

▪	the advancement of our PSMA prostate cancer drug candidate into the human clinical testing phase of development; and

▪
cash conservation initiatives undertaken during the year, in response to a worldwide financial downturn, which resulted in a challenging financing environment and anticipated increases in operational responsibilities arising from the reacquisition of RELISTOR.

The reacquisition of RELISTOR and related intellectual property was not a business goal of the Company’s at the beginning of 2009 but became one following Wyeth’s agreement to be acquired by Pfizer in January 2009.  During the ensuing months, it became apparent that Wyeth would not invest resources in the RELISTOR franchise commensurate with our perspective on its value and that the future of the RELISTOR franchise at Pfizer following the acquisition of Wyeth by Pfizer was uncertain.  As a result, we determined to reacquire the RELISTOR rights, marking a significant change from our prior business strategy.  Implementation of this strategy affected objectives and priorities throughout Progenics, and required the time and attention of all of our senior executives in a variety of ways and to varying extent.  Successfully transitioning RELISTOR to Progenics while maintaining a motivated executive team became a critical need for us.  It was against this backdrop that the Committee considered executive bonus and other compensation in respect of 2009.

Set forth below are the principal Company objectives considered and assessments made by the Committee in deciding bonus amounts for each of the NEOs.

Dr. Maddon.  The Committee’s decision regarding the annual bonus for Dr. Maddon recognized his efforts in our reacquisition of the RELISTOR rights, the continued development of RELISTOR for use in the broader chronic, non-cancer pain setting, the development of the pre-filled syringe and multi-dose pen for subcutaneous RELISTOR, advances made in the development of an oral formulation of RELISTOR, and the progress of the PSMA ADC program, including advancing that product candidate into human clinical trials.  In addition, the Committee considered Dr. Maddon’s collaborative work with Mr. Baker in reacquiring RELISTOR, developing a new business strategy and establishing a pathway to repartner the RELISTOR franchise, as well as his effective interactions with Drs. Boyd and Israel in the clinical, regulatory, manufacturing and other aspects of the RELISTOR transition for which they were responsible.

Mr. Baker.  Compensation decisions regarding Mr. Baker reflect his promotion to President and the attendant significant broadening of his leadership responsibilities.  Mr. Baker played an important role in our reacquisition of RELISTOR, leading the negotiations of the reacquisition.  Mr. Baker was also effective in designing and implementing the Company’s program to identify new partners for RELISTOR.  He worked collaboratively and effectively with Dr. Maddon in achieving these goals.  In addition, Mr. Baker initiated and guided other senior personnel through restructuring the Company’s resources in order to achieve significant cost savings without compromising our operational priorities.

Mr. McKinney.  As Chief Financial Officer, Mr. McKinney played a key role in implementing the Company’s cost-savings initiatives in 2009.  Mr. McKinney also played a key role in reviewing capital expenditure needs, expenses incurred by the research and development and administrative functions and proposing and implementing expense reductions in those areas.

Dr. Boyd.  Dr. Boyd had responsibility for our ongoing development work on the RELISTOR franchise.  He had overall responsibility for the preparation and filing of a supplemental NDA (an “sNDA”) for the use of pre-filled syringes of subcutaneous RELISTOR, for development of oral MNTX and for overseeing the manufacture of PSMA ADC, a complex molecule with complicated and exacting production criteria, in sufficient quantities to commence a phase 1 clinical trial.  Dr. Boyd also played an important role in the transition of RELISTOR operations from Wyeth to Progenics in the key areas of regulatory affairs, project management, manufacturing and quality, functions for which he is responsible, and in maintaining a productive and professional relationship with Wyeth during the transition.

Dr. Israel.  Dr. Israel’s contributions during 2009 included his work in designing the clinical trials that support our regulatory filings, including the planned chronic, non-cancer pain sNDA filing for subcutaneous RELISTOR.  He was also responsible for developing protocols for the clinical trials of PSMA ADC.  Dr. Israel plays an important role in our interactions with the FDA and other regulatory bodies throughout the world. Dr. Israel was responsible for raising awareness about the problems and burdens associated with opioid-induced constipation in the physician community and made numerous appearances at scientific conferences and oversaw and reviewed many publications on a variety of topics related to opioid-induced constipation and methylnaltrexone.

In determining bonuses for 2009, the Compensation Committee also considered the continuing economic downturn and the Company’s share price.  The economic downturn created uncertainty in our ability to raise additional capital in the equity and debt markets to finance operations and capital requirements.  Our lower stock price adversely affected our stockholders and could result in greater dilution if we were to use shares of our stock for financing or other purposes.  Each of these factors favors conservatism in granting cash bonuses.  In light of this, the Committee determined that bonuses similar to the lower level of bonuses paid for 2008 were generally appropriate given these conditions and the challenges presented by our reacquisition of and efforts to develop and execute strategic alternatives for the rights to RELISTOR.  In addition, the Committee considered the bonus amounts within the framework of the market data provided by Pearl Meyer & Partners.

Long-term incentives.  Long-term incentives may include both non-qualified stock options and restricted stock awards.  During 2009, these awards consisted solely of options and were made to NEOs from our 2005 Stock Incentive Plan, the terms of which are described in our 2009 Annual Report on Form 10-K.  The exercise price of stock options granted was equal to the closing price of our common stock on the date of grant, as determined by the Committee.  Stock options granted to our NEOs in 2009 vest over three years from the date of grant subject to continued employment.  Long-term incentive awards granted to our NEOs during 2009 and in prior years that were outstanding at December 31, 2009 are presented in the Grants of Plan-Based Awards for 2009 and Outstanding Equity Awards at Fiscal Year-End tables, below.

Although our long-term incentive grants have typically been time-vested instruments, we have also provided long-term incentives through the use of performance-based awards.  In particular, Dr. Maddon has been granted 765,500 performance-based non-qualified stock options between 2002 and 2009.  The performance-based stock options were used by the Committee to align more closely Dr. Maddon’s compensation to the business goals established by the Committee and our Board.  Vesting of a percentage of each performance-based award occurs upon achievement of defined performance conditions, which include regulatory marketing approval or signing of corporate partnerships for some of our product candidates; raising capital through the issuance of new securities; initiation of certain clinical trials for some of our product candidates; approval of government grants and contracts to fund our research and development programs; Company financial and market performance; and other milestones related to progress in our research, development and/or commercialization of RELISTOR and our product candidates.  The percentages of the award that vest, if every performance condition is achieved, total more than 100% of the award, recognizing that we are pursuing multiple goals and that not every performance condition must be achieved in order for Dr. Maddon’s performance to be considered sufficient to justify full vesting of the award.  Even if the percentage of the award that vests for the performance conditions actually achieved exceeds 100%, however, Dr. Maddon is entitled to only 100% of the award.  In the event that the defined portions of the award that vest for each performance condition total less than 100%, awards granted before 2008 nonetheless vest completely, or “cliff vest,” if Dr. Maddon is still employed by the Company nine years and 11 months from the date of the award. The 2008 and 2009 awards will not cliff-vest if performance milestones are not met.  At the end of 2009, 437,125 performance-based options awarded to Dr. Maddon have vested due to the achievement of performance milestones and a portion of the 78,375 remaining options granted before 2008 may vest before the cliff-vesting date upon the achievement of milestones in the future. As of the end of 2009, none of the 2008 or 2009 awards had vested.

Other Considerations.  While our long-term incentives prior to 2004 consisted principally of stock options, we began at that time issuing restricted stock awards to our NEOs and other employees in combination with options, in order to help reduce overall equity dilution.  The 2009 equity grants to our NEOs other than Dr. Maddon, however, consisted solely of time-vesting stock options.  Dr. Maddon’s 2009 options vest upon the attainment of performance milestones.

The Committee believes it important to have equity constitute a substantial portion of executive compensation because it aligns management interests with those of our shareholders, promotes the long-term focus required for success in an industry subject to volatility, uncertainty and potential set-backs in the discovery and development of pharmaceutical products, and helps us retain key individuals.  This strategy also allows us to retain more cash for use in our research and development programs and strategic initiatives.  Our approach is to keep equity compensation in line with the competitive market, yet reflective of the individual’s performance and long-term value to the Company.

When determining amounts of long-term incentive grants to our NEOs, the Committee compares (i) the value of the grant with the value of comparable grants in our Peer Group; (ii) the number of incentive units granted by position as a percentage of total common shares outstanding, compared with the applicable percentages of comparable grants in our Peer Group; and (iii) the executive’s overall equity incentive opportunity.  We believe these comparisons provide a meaningful context for comparing the competitive level of our equity based compensation practices to those of companies in our Peer Group and ensure that we are not at a competitive disadvantage in terms of hiring or retaining key executive talent.

Our current practice is to make annual equity awards on the first business day of July.  In addition, options and/or restricted stock are awarded to newly-hired employees as described above.  We may from time to time issue equity-based compensation at other times during the year.  We do not have a practice or policy of granting options or restricted stock in anticipation of, or subsequent to, the disclosure of material non-public information, including quarterly earnings releases.

Retirement, Welfare Benefits.  We make available to our NEOs retirement and welfare benefits, consisting of partial matching contributions to 401(k) retirement plans and access to medical, dental and other welfare plans, all of which are equally available to all full-time employees.  NEOs also receive reimbursement of premiums for enhanced life and disability insurance, totaling less than $10,000 per NEO.  No other perquisites are given to our NEOs.  This philosophy is consistent with our view that an emerging company generally best utilizes its resources in research, development and commercialization efforts.  The total of retirement and welfare benefits for each NEO is presented in the Summary Compensation Table, below.

Equity Ownership by Executives.  We do not currently have a formal stock ownership requirement for executives, but we encourage stock ownership by executives on a voluntary basis and through participation in the Stock Incentive Plan as well as the ESPP and Non-Qualified ESPP.  Each of our NEOs has both vested and unvested stock options and unvested restricted stock as shown in our Outstanding Equity Awards at Fiscal Year-End table.

Employment Agreements.  Dr. Maddon’s current employment agreement, effective July 1, 2007, extended prior employment agreements and automatically renews each year unless either party gives 90 days’ prior written notice.  It provides for Dr. Maddon to receive an annual salary of $600,000 for the initial term, increasing at a rate of at least three percent per year (which increase he has declined for 2009 and 2010), and a discretionary bonus in an amount to be determined by the Board.  The agreement also provides for the terms of continued employment and the responsibilities of each party upon termination of employment, as more fully outlined below.

We believe Dr. Maddon’s employment agreement is an important tool because it allows us to motivate and retain him by providing a measure of earnings security through (i) income protection in the form of severance and continued benefits if he is terminated without cause or resigns for good reason, (ii) protection for his family if he becomes disabled or dies, and (iii) protection in connection with a change in control of the Company.

We believe providing severance protection to our CEO is an appropriate bridge to subsequent employment if he is terminated without cause, particularly because the opportunities are typically more limited and the job search lead time longer for positions appropriate to his level of skill and experience.  In addition, his employment agreement benefits us by enabling him to remain focused on our business in uncertain times without the distraction of potential job loss.  It also allows him to take positions and engage in strategic initiatives that he and the Board believe are in our best interest without fear of personal economic consequences if the initiative fails.

We also have an employment agreement with Dr. Israel entered into in 1994 that provides for severance of nine months salary and benefits upon termination without cause, ceasing upon his securing new employment.  The agreement contains restrictive covenants against disclosure of confidential business information, solicitation of employees and customers and competition with our business, and establishes our right to inventions and intellectual property as more fully outlined below.

Compensation and Risk.  The Company does not believe, given the nature of our activities and the manner in which our employees are compensated, that risks arising from our compensation policies and practices relating to all of our employees are reasonably likely to have a material adverse effect on the Company.

As noted above, Dr. Maddon has received options and restricted stock, the vesting of which is tied to the achievement by the Company of milestones relating to commencement of clinical trials, filing of regulatory submissions and creation of partnerships with respect the Company’s product candidates. These milestones are set by the Compensation Committee, following discussion with Dr. Maddon, for each award at the time it is granted to him.  Dr. Maddon could have a financial incentive to accelerate achievement of these milestones, even if that was not in the best interests of the Company.  As the Company’s goals change over time, milestones established in earlier grants may fail to reflect those current goals, as a result of which Dr. Maddon may also have a financial incentive to achieve milestones no longer in the best interests of the Company.

The Compensation Committee has dealt with these potential conflicts by establishing multiple milestones in equity grants to Dr. Maddon, as a result of which the options may become fully vested even if not every milestone is achieved. The Board of Directors carefully monitors the Company’s activities, including those relevant to achievement of milestones specified in Dr. Maddon’s equity grants, and believes that these awards have not adversely affected the Company or resulted in its taking actions not in the best interests of its stockholders.

Tax and Accounting Considerations.  The compensation paid to our NEOs is generally subject to taxation at ordinary rates.  Although we endeavor to structure our compensation packages so that they are not subject to tax penalties (such as additional taxes arising under Section 409A of the Internal Revenue Code), our efforts in this regard do not materially affect the terms of compensation arrangements.

Section 162(m) of the Internal Revenue Code limits deduction of compensation paid to each of our NEOs to $1,000,000 unless the compensation is “performance-based,” as defined in the Code.  The Stock Incentive Plan allows the Committee to grant awards that will be exempt from the deduction limits of section 162(m) if certain criteria are satisfied.  While the Committee considers the tax and accounting effect of the compensation programs, there may be times when the Committee accepts a less advantageous tax and accounting outcome in order to achieve other goals, such as motivating and retaining executives.

We design our stock incentive plans from which long-term incentive awards are granted to be in compliance with generally-accepted accounting principles in order to avoid additional non-cash compensation charges.

Summary Compensation Table

The table and footnotes below describe the total compensation paid to our CEO, CFO, and three other most-highly compensated NEOs.  As reflected in the table and discussed above in the CD&A, we compensate these executive officers with a combination of cash and equity compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(2) ($)	Total ($)
Dr. Maddon	2009	618,000	250,000(3)	0	350,000	0	13,170	1,231,170
(CEO)	2008	618,000	330,000(3)	238,496	513,000	0	17,228	1,716,724
	2007	600,000	0	825,375	1,963,800	0	16,806	3,405,981
Mr. McKinney	2009	290,000	88,000(4)	0	186,945	0	45,251	610,196
(CFO)	2008	290,000	88,000(4)	133,745	277,223	0	69,704	858,672
	2007	270,000	110,000(4)	293,459	174,350	0	38,526	886,335
Mr. Baker	2009	391,667	220,000(4)	0	0	0	46,201	657,868
(President)	2008	385,000	160,000(4)	0	665,334	0	78,780	1,289,114
	2007	325,000	200,000(4)	293,459	174,350	0	39,135	1,031,944
Dr. Boyd	2009	290,000	88,000(4)	0	186,945	0	40,228	605,173
(SVP)	2008	290,000	88,000(4)	107,005	221,778	67,000(5)	75,441	849,224
	2007	270,000	110,000(4)	205,419	122,045	110,000(5)	40,460	857,924
Dr. Israel	2009	355,000	80,000(4)	0	186,945	0	49,539	671,484
(SVP)	2008	355,000	80,000(4)	107,005	221,778	0	74,889	838,672

_____________________

(1)
Amount of compensation for each NEO reflects the aggregate grant date fair value for the year presented, in accordance with FASB ASC Topic 718, in respect of awards made in the year presented and prior years.  The fair values were determined using the Black-Scholes option pricing model or a Monte Carlo simulation, as appropriate, with assumptions for calculating the expense amounts as set forth in the notes to our consolidated financial statements included in our 2009 Annual Report on Form 10-K for the relevant years (Note 9 — Share-Based Payment Arrangements, in our 2009 Annual Report).  The aggregate grant date fair value of Dr. Maddon’s 2009 and 2008 performance-based awards, assuming achievement of the highest level of performance conditions, are $932,750 and $1,605,000, respectively.  The 2008 and 2007 award amounts are revised from prior years’ presentations to reflect grant date fair value, as required by recent SEC regulatory amendments.  Additional information on the 2009 awards is included in the Grants of Plan-Based Awards for 2009 and Outstanding Equity Awards at Fiscal Year-End tables, below.

(2)
Includes the amount of the Company’s matching contribution under our 401(k) Plan, payment of premiums for enhanced life and disability insurance, gross-up for payment of taxes and compensation cost of ESPP and Non-Qualified ESPP computed in accordance with FASB ASC Topic 718. Aggregate values of perquisites and other personal benefits for Mr. Baker and Dr. Israel in 2009 include $35,201 and $26,887, respectively, in respect of the fair value of ESPP grants.

(3)
Dr. Maddon elected to receive the 2009 bonus, awarded in 2010, in the form of 44,723 shares of immediately vesting restricted stock having a fair value of $250,000 based on a per share value of $5.59, the fair market value of the stock on the date of grant.  Dr. Maddon elected to receive the 2008 bonus, awarded in 2009, in the form of 66,294 shares of restricted stock in lieu of $330,000 cash, of which 29,464 shares vested on the date of grant and the balance vested six months later and which is reported in the Grants of Plan-Based Awards for 2009 table.  The aggregate fair value of the award was $371,246, based on a per-share value of $5.60, the fair market value of our common stock on the date of grant.  The $41,246 incremental cost is reported in the Stock Awards column.  Dr. Maddon elected not to receive a bonus in 2007.

(4)	Discretionary cash bonus approved by the Committee.

(5)
The 2008 amount consists of a milestone-based cash bonus of $67,000 earned upon approval by the FDA of the Company’s NDA for RELISTOR in 2008.  The 2007 amount consists of a $110,000 bonus earned upon filing of the RELISTOR NDA.

Grants of Plan-Based Awards for 2009

The following table sets forth information regarding grants of compensatory awards we made to our NEOs during 2009.  Mr. Baker declined to accept proposed plan-based awards during 2009.

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards(1) (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards(6) ($)
Dr. Maddon(2)	7/1/2009	175,000(3)			5.33	350,000
	3/17/2009		66,294(4)			371,246
Mr. McKinney	7/1/2009			50,000(5)	5.33	186,945
Dr. Boyd	7/1/2009			50,000(5)	5.33	186,945
Dr. Israel	7/1/2009			50,000(5)	5.33	186,945
__________________

(1)	Awards reported in this column are limited to performance-based equity awards; other equity awards are reported in following columns.

(2)
Dr. Maddon received his 2009 bonus of $250,000 in 2010 in the form of a grant of 44,723 restricted shares in lieu of cash.  The shares vested immediately on the date of grant and are valued based on a per share price of $5.59, the fair market value of our stock on that date.  The aggregate fair value of $250,000 is reported in the Summary Compensation Table for the year 2009.

(3)	Stock options vest in defined percentages upon achievement of specified performance or market-based milestones; not subject to cliff vesting.

(4)
Restricted stock award granted in lieu of 2008 cash bonus of $330,000, of which 29,464 shares vested on the date of grant and the balance vested six months later.  The aggregate fair market value of this award ($371,246) is reported in the Summary Compensation Table.

(5)	Stock options vest one-third in each of the three years beginning July 1, 2010.

(6)
Amount of compensation for each NEO reflects the aggregate grant date fair value for the year presented, in accordance with FASB ASC Topic 718, in respect of awards made in the year presented.  The fair values were determined using the Black-Scholes option pricing model or a Monte Carlo simulation, as appropriate, with assumptions for calculating the expense amounts as set forth in the notes to our consolidated financial statements included in our 2009 Annual Report on Form 10-K (Note 9 – Share-Based Payment Arrangements).  The aggregate grant date fair value of Dr. Maddon’s 2009 performance-based award, assuming achievement of the highest level of performance conditions, is $932,750.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised stock option and unvested stock awards held by our NEOs as of December 31, 2009:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Dr. Maddon(3)	0 0 101,250 79,750 75,000		175,000(4) 75,000(4) 11,250(5) 65,250(6)	5.33 16.05 22.01 24.26 21.39	7/1/2019 7/1/2018 7/2/2017 7/3/2016 7/1/2015
	35,625 37,500 112,500 112,500 33,000		1,875(7)	16.85 16.85 15.06 15.06 12.29	7/1/2014 7/1/2014 7/1/2013 7/1/2013 7/1/2012
	75,000			12.29	7/1/2012
						55,834	247,903	25,000	111,000
Mr. McKinney	0 8,334 5,000 18,750 12,500 25,000 25,000	50,000 (8) 16,666 (9) 5,000 (10) 6,250(11)		5.33 16.05 22.01 24.26 21.39 22.68 15.06	7/1/2019 7/1/2018 7/2/2017 7/3/2016 7/1/2015 3/1/2015 7/1/2013
	25,000			12.29	7/1/2012
	25,000			17.19	12/27/2011
	25,000			13.625	6/18/2010
						14,222	63,146	–	–
Mr. Baker	20,000 5,000 18,750 45,000 40,000	40,000(9) 5,000(10) 6,250(11) 15,000(12) 10,000(13)		16.05 22.01 24.26 27.71 20.02	7/1/2018 7/2/2017 7/3/2016 2/21/2016 6/20/2015
						13,999	62,156	–	–
Dr. Boyd	0 6,666 3,500 13,125 18,750	50,000(8) 13,334(9) 3,500(10) 4,375(11) 6,250(12)		5.33 16.05 22.01 24.26 27.71	7/1/2019 7/1/2018 7/2/2017 7/3/2016 2/21/2016
	25,000 25,000 20,000 50,000			21.39 15.06 12.29 18.47	7/1/2015 7/1/2013 7/1/2012 1/1/2012
						10,735	47,663	–	–
Dr. Israel	0 6,666 3,500	50,000(8) 13,334(9) 3,500(10)		5.33 16.05 22.01	7/1/2019 7/1/2018 7/2/2017
	13,125 10,000 35,000 25,000 25,000 25,000	4,375(11)		24.26 21.39 15.06 12.29 17.19 13.625	7/3/2016 7/1/2015 7/1/2013 7/1/2012 12/27/2011 6/28/2010
						17,791	78,992	–	–
_____________________

(1)	Vest in equal annual installments commencing one year from date of grant with final vesting no later than June 20, 2011.

(2)	Based on the closing price of our common stock on December 31, 2009 of $4.44.

(3)	2008 and 2009 bonus awards have fully vested.

(4)
Performance stock options vest in percentages upon achievement of milestones or share price performance (see Compensation Discussion & Analysis — Elements of Compensation — Long-term incentives, above, for a discussion of the performance criteria).

(5)	Performance options vested 90% through 2009 due to the achievement of specified milestones; remaining 10% cliff vest on June 2, 2017.

(6)	Performance options vested 55% through 2009 due to the achievement of specified milestones; remaining 45% cliff vest on June 3, 2016.

(7)	Performance options vested 95% through 2009 due to the achievement of specified milestones; remaining 5% cliff vest on June 1, 2014 or earlier achievement of milestones.

(8)	Stock options vest one-third in each of the three years beginning July 1, 2010.

(9)	Stock options vested one-third through December 31, 2009; remaining vest on July 2, 2010 and 2011.

(10)	Stock options vested 50% through December 31, 2009; remaining vest on July 3, 2010 and 2011.

(11)	Stock options vested 75% through December 31, 2009; remaining vest on July 1, 2010.

(12)	Stock options vested 75% through December 31, 2009; remaining vested on February 21, 2010.

(13)	Stock options vested 80% through December 31, 2009; remaining vest on June 20, 2010.

Option Exercises and Stock Vested in 2009

The following table sets forth information regarding the exercise and vesting of stock and stock option awards held by our NEOs during 2009:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Dr. Maddon	-	-	94,003	509,248
Mr. McKinney	-	-	9,235	47,099
Mr. Baker	-	-	-	-
Dr. Boyd	-	-	8,056	41,086
Dr. Israel	-	-	7,306	37,261

Potential Payments Upon Termination or Change-in-Control

Progenics has employment agreements with Drs. Maddon and Israel.  There are no agreements in place with any other NEO.  Therefore, the only amounts to which NEOs other than Drs. Maddon and Israel would be legally entitled would be their vested equity compensation and amounts payable from their qualified retirement plan.

Dr. Maddon’s Agreement.  Under the terms of Dr. Maddon’s employment agreement, we will be required to provide compensation to him in the event of termination of his employment or a Change-in-Control (defined below) of the Company.  We believe that these arrangements with Dr. Maddon are competitive with the arrangements involving CEOs of comparable companies and are fair to us.  The following table describes those potential payments:

	Cash Severance				Equity		Benefits Continu- ation(5) ($)	Gross up Of I.R.C. Golden Parachute Excise Tax Resulting From Change-in-Control ($)	Total ($)
	Base Salary		Bonus(2)
Circumstances of Termination(1)	Multiple	($)	Multiple	($)	Value of Vested Equity(3) ($)	Value of Accelerated Unvested Equity(4) ($)
For cause or voluntary termination	N/A	N/A	N/A	N/A	0	N/A	N/A	N/A	0
Death or disability(6)	1.0	618,000	N/A	634,165	0	N/A	25,182	N/A	1,277,347
Without cause or by the executive with good reason(7)	2.0	1,236,000	2.0	918,331	0	247,903	25,182	N/A	2,427,416
Without cause or by the executive with good reason following a change in control(8)	3.0	1,854,000	3.0	1,202,496	0	247,903	37,773	N/A	3,342,172
__________________

(1)	Assumes that the triggering event occurred on December 31, 2009, when the closing price per share of our common stock was $4.44.

(2)	Includes, where any amount is shown, bonus multiple calculated using the multiple shown plus a pro-rated bonus of $350,000, representing an estimated pro-rata bonus for the year of termination.

(3)	All of Dr. Maddon’s outstanding stock options were underwater as of December 31, 2009.

(4)
Assumes (i) acceleration of vesting at December 31, 2009 of all 328,375 unexercisable and unearned stock options, as set forth in the Outstanding Equity Awards at Fiscal Year-End table above, all of which were underwater at December 31, 2009, and (ii) acceleration of vesting and sale of all 122,128 outstanding shares of restricted stock at December 31, 2009, yielding $247,903 before taxes, using the closing price of our common stock on that date ($4.44).

(5)	Health and welfare benefits continue for 24 or 36 months, depending on the circumstances of termination, and include the employer cost of health, dental, disability and group life insurance.

(6)
In this circumstance, Dr. Maddon or his estate receives one times his base salary for the year of termination and average bonus (calculated using the average of the annual bonuses paid to him in the three years preceding the year of termination), and a pro-rated amount of bonus from the beginning of the year of termination to the date of termination based on an assumed bonus of $350,000.

(7)
In this circumstance, Dr. Maddon receives cash severance equal to twice the sum of his base salary for the year of termination and the average of the annual bonuses paid to him in the three years preceding the year of termination, together with a pro-rated bonus from the beginning of the year of termination to the date of termination based on an assumed bonus of $350,000.  For purposes of this calculation, base salary is $618,000, the fair market values of his bonuses for the three years preceding 2009 are $481,250, $0 and $371,246 and the fair market value of his bonus for 2009 is $250,000.

(8)
In this circumstance, Dr. Maddon receives cash severance equal to three times the sum of his base salary for the year of termination and the average of the annual bonuses paid to him in the three years preceding the year of termination, together with a pro-rated bonus from the beginning of the year of termination to the date of termination.  Assumptions specified in note (3) are used for purposes of this calculation.

Agreement Terms.  Dr. Maddon’s agreement sets for the terms of his employment as CEO and obligates both parties to perform certain responsibilities upon termination of employment under certain circumstances:

If Dr. Maddon is terminated prior to a Change-in-Control (defined below), he or his estate will be entitled:

•	If termination is by us for Cause or if he resigns without Good Reason (each as defined), to a pro-rated salary through his termination date (his unvested equity compensation will be forfeited).

•
If termination is due to death or disability, to (i) his salary and a pro-rated bonus until his termination date, (ii) continued welfare benefits for a period of two years, (iii) a lump sum payment equal to the sum of his base salary and Average Bonus (defined as the average of the bonuses paid to him in the three years preceding the year of termination), (iv) vesting of all time-based equity, and (v) vesting of all milestone-based equity if the milestones are achieved under the original vesting provisions.

•
If termination is by us without Cause or if he resigns for Good Reason, to (i) a pro-rated salary through his termination date, (ii) a lump sum equal to twice his base salary and Average Bonus, (iii) continued welfare benefits for two years, and (iv) immediate vesting of all time-based and performance-based equity.

If Dr. Maddon is terminated within two years after or three months prior to a Change-in-Control, he or his estate will be entitled:

•	If termination is by us for Cause or if he resigns without Good Reason, to a pro-rated salary through his termination date (his unvested equity compensation will be forfeited).

•
If termination is due to death or disability, to (i) his salary and a pro-rated bonus until his termination date, (ii) continued welfare benefits for a period of two years, (iii) a lump sum payment equal to the sum of his base salary and Average Bonus, (iv) vesting of all time-based equity, and (v) vesting of all milestone-based equity if the milestones are achieved under the original vesting provisions.

•
If termination is by us without Cause or if he resigns for Good Reason during the designated period before or after a Change-in-Control, to (i) three times his base salary and Average Bonus, (ii) continued welfare benefits for three years, (iii) a pro-rata bonus for the year of termination, (iv) immediate vesting of all time-based and performance-based equity, and (v) payment from the Company of a gross-up for any excise tax incurred under sections 280G or 4999 of the Internal Revenue Code (unless reducing his cash severance by ten percent will result in no tax being incurred).

In connection with the calculations in the above table:

Dr. Maddon’s agreement includes covenants not to compete, disclose our confidential information or solicit our employees or customers, either during the term of the agreement or for defined periods thereafter.  None of the covenants affects payments or benefits due.

A termination is for Cause if it is because of Dr. Maddon’s (i) continual failure to perform substantially his corporate duties or follow the reasonable instructions of the Board; (ii) conviction of a felony or a guilty or nolo contendere plea with respect thereto; (iii) habitual drunkenness or habitual use of illegal narcotics; (iv) excessive absenteeism not related to sick leave or vacations (but only after 60 days’ prior written notice is received by him from the Board) followed by a repetition of such excessive absenteeism; (v) continuous conflict of interest after he receives notice in writing from the Board; (vi) material breach of any of our written policies that are material to the business or our reputation and applicable to our senior executives or any of the material provisions of his employment agreement; or (vii) engagement in illegal conduct that is directly and materially injurious to us.

A termination is for Good Reason if it is because of (i) a material diminution during the term of the employment agreement in Dr. Maddon’s position, title, responsibilities, authority or reporting relationship from what is set forth in the employment agreement; (ii) a material breach by us of our obligations under the employment agreement; or (iii) a material adverse change to our insurance arrangement or indemnification agreement with him.  An event will not constitute Good Reason if (a) Dr. Maddon does not notify us in writing that an event that would constitute good reason has occurred within 90 days after he has knowledge of such an event; or (b) we remedy such event within 30 days after we receive written notification of the event.  If Dr. Maddon does not resign within 24 months after he has knowledge that an event constituting Good Reason has occurred and has not been remedied, any resignation based on such an event will be deemed not to be for Good Reason.

A Change-in-Control means any of (i) a change in the composition of the Board such that during any period of two consecutive years, individuals who at the beginning of such period constitute the Board, and any new director, as defined, cease for any reason to constitute at least a majority of the members thereof; (ii) the approval by our stockholders of a merger, consolidation, reorganization or similar corporate transaction, whether or not we are the surviving corporation in such transaction in which outstanding shares of our common stock are converted, as defined; (iii) acquisition of our common stock by any entity, as defined, whose ownership represents 30% or more of the voting power of all of our capital stock outstanding; or (iv) the approval by our stockholders of the sale or other disposition of all or substantially all of our assets or a complete liquidation or dissolution of the Company.

We have agreed to reimburse Dr. Maddon for all such excise taxes that are imposed on him and any income and excise taxes that are payable by him as a result of any reimbursements for Sections 280G and 4999 excise taxes as provided above.  As a result, the net amount retained by him after deduction of any excise taxes and all other taxes on the gross-up payments will be equal to the net amount that he would have retained from the initial payments under his employment agreement.  If, however, reducing the excess parachute payments to a level that would not trigger the excise tax would result in a net after-tax benefit to him of at least 90% of the unreduced benefit, then his excess parachute payments shall be reduced to such level.

The calculation of the 280G gross-up amount in the table reflects the fact that, as of December 31, 2009, the value of his severance related payments and benefits would not trigger the 280G excise tax.  Any calculation of the gross-up in the future or if an actual change-of-control were to occur will vary from the calculations performed for this disclosure and would be based upon a 280G excise tax rate of 20%, the then applicable maximum federal income tax rate, a Medicare tax rate and state income tax rate.  For purposes of the 280G calculation it is assumed that no amounts will be discounted as attributable to reasonable compensation and no value will be attributed to Dr. Maddon for executing a non-competition agreement.  The payment of a 280G tax gross-up will be payable to Dr. Maddon for any excise tax incurred regardless of whether his employment is terminated.  The amount of the 280G tax gross-up will change based upon whether his employment with us is terminated, because the amount of compensation subject to Section 280G will change.  For termination on December 31, 2009, as a result of a Change-in-Control, Dr. Maddon would not have triggered the excise tax.

Dr. Israel’s Agreement.  In accordance with the terms of Dr. Israel’s employment agreement, we will be required to provide compensation to him in the event of termination of his employment.  The following table describes those potential payments:

	Cash Severance				Equity		Benefits Continu- ation(1) ($)	Gross up of I.R.C. Golden Parachute Excise Tax Resulting from Change-in- Control ($)	Total ($)
	Base Salary(1)		Bonus
Circumstances of Termination	Multiple	($)	Multiple	($)	Value of Vested Equity ($)	Value of Accelerated Unvested Equity ($)
For cause	N/A	N/A	N/A	N/A	0	0	0	N/A	0
By us without cause(2)	N/A	266,225	N/A	0	N/A	N/A	13,988	N/A	280,213
___________________________

(1)	Assumes salary and benefits as of December 31, 2009.

(2)	In this circumstance, Dr. Israel receives nine months salary at his current salary and benefits. The severance and benefits cease if at any time during the severance period he secures new employment.

        Agreement Terms. Dr. Israel’s agreement sets terms of his employment and obligates both parties to perform certain responsibilities upon termination of employment under certain circumstances:

If Dr. Israel is terminated by us for cause, he will not be entitled to any severance benefits and all vested and unvested stock options will be immediately forfeited.  Termination for cause is defined as continual failure to perform substantially one’s duties, conviction of a felony, habitual drunkenness, excessive absenteeism, dishonesty, unauthorized disclosure of confidential information, continuous conflict of interest or any other reason constituting cause under New York or federal law.

If Dr. Israel is terminated by us without cause, he will be entitled nine months’ salary continuation at his current salary and benefits, and will immediately vest in the number of options that have vested on the termination date.  If at any time during such severance period Dr. Israel secures new employment, the severance and benefits will cease.

Dr. Israel’s agreement includes covenants not to compete, disclose our confidential information or solicit our employees, either during the term of the agreement or for defined periods thereafter.  None of the covenants affects payments or benefits due.

Director Compensation in 2009

The following table sets forth information regarding the aggregate compensation we paid to the non-employee members of our Board during 2009.  Dr. Maddon and Mr. Mark Baker do not receive any additional compensation for services provided as Board members.

	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	All Other Compensation(2) ($)	Total ($)
Mr. Briner	51,500	93,473	-	144,973
Mr. Charles Baker	37,000	37,389	-	74,389
Mr. Crowley	27,500	167,057	-	194,557
Mr. Dalton	35,500	37,389	-	72,889
Dr. Goff	26,500	37,389	30,000	93,889
Dr. Scheinberg	26,500	37,389	30,000	93,889
Ms. Williams	37,500	37,389	-	74,889

_______________

(1)
At December 31, 2009, the aggregate number of stock options outstanding for each of our non-employee directors was as follows:  Mr. Charles Baker, 95,000; Mr. Briner, 182,500; Mr. Crowley, 35,000; Mr. Dalton, 87,500; Dr. Goff, 127,500; Dr. Scheinberg, 121,607; Ms. Williams, 55,000.  In general, the options granted to the non-employee directors vested immediately on the date of grant and the amounts shown represent the grant date fair value of stock awards made during the fiscal year under FASB ASC Topic 718.   The grant date fair value of the 2009 option awards was determined using option pricing models with assumptions disclosed in our 2009 Annual Report on Form 10-K (Note 9 — Share-Based Payment Arrangements).

(2)
Drs. Goff and Scheinberg each received payment of $30,000 for services as scientific advisors for the year 2009.  Commencing in 2010, each of Drs. Goff and Scheinberg receive a retainer fee of $30,000, reduced by attendance fees, for service on the Board’s Science and Technology Committee.

For their Board and committee service, our directors are entitled to receive:

•	$2,000 for attendance at each Board meeting (including a same-day committee) ($1,000 for attendance by telephone), and $500 for participation in each telephonic Board meeting;

•	$1,000 for attendance at each committee meeting not in conjunction with a Board meeting ($500 for telephonic participation);

•	$500 for each committee meeting held on the day after a Board meeting;

•	an annual retainer fee of $15,000 for Board service ($40,000 for service as Chair);

•
a fully-vested option to purchase 10,000 shares of common stock (25,000 shares in the case of the Chair) granted annually on the first business day of July with an exercise price equal to the fair market value as of the date of grant; and

•
an annual retainer fee of $10,000 for service as Audit Committee Chair (currently Ms. Williams), $2,500 for service as Compensation Committee Chair (currently Mr. Dalton) and $2,500 for service as Nominating and Corporate Governance Committee Chair (currently Mr. Charles Baker).

Stock option awards granted to directors for Board service during 2009 were made under our 2005 Stock Incentive Plan, as described in the CD&A.  These non-qualified options generally vest on the date of grant, expire ten years from the grant date and have an exercise price equal to the closing price of our common stock on the date of grant (for the 2009 grant, $5.33 per share).   The fair values were determined using the Black-Scholes option pricing model with assumptions for calculating the expense amounts as set forth the notes to our consolidated financial statements included in our 2009 Annual Report on Form 10-K (Note 9 — Share-Based Payment Arrangements) and the closing stock prices on the dates of grant.  The fair value per share, so calculated, of stock options granted on July 1, 2009 was $3.74.

Compensation Committee Interlocks and Insider Participation.  The Compensation Committee is comprised entirely of independent directors.  None of its members had any affiliation or relationship with the Company which requires disclosure under this heading.

Compensation Committee Report

The Compensation Committee submitted the following report for inclusion in the 2010 Proxy Statement:

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in the 2010 Proxy Statement with management.  Based on our Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2010 Proxy Statement and incorporated by reference in the Company’s 2009 Annual Report on Form 10-K.

The foregoing report was provided by the following directors, who constitute the Committee:

By the Compensation Committee of the Board of Directors,
Mark F. Dalton, Chair
Charles A. Baker
Peter J. Crowley

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
Robert A. McKinney, CPA (Duly authorized officer of the Registrant and Chief Financial Officer, Senior Vice President, Finance & Operations and Treasurer)

Date: August 30, 2010

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

10.33(21) ††
Termination and Transition Agreement, effective as of October 1, 2009, by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc., Wyeth-Ayerst Lederle, Inc., and AHP Manufacturing B.V., and the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Excelsior Life Sciences Ireland Limited.

21.1(19)	Subsidiaries of the Registrant.
23.1(21)	Consent of PricewaterhouseCoopers LLP.
31.1(21)	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(21)
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.4
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(22)	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(22)
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

___________

*	Exhibits footnoted as previously filed have been filed as an exhibit to the document of the Registrant referenced in the footnote below, and are incorporated by reference herein.

(1)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.

(2)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-120508.

(4)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(6)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.

(8)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-143671.

(9)	Previously filed in Current Report on Form 8-K filed on September 20, 2004.

(10)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.

(11)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2004.

(12)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2005.

(13)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006.

(14)	Previously filed in Current Report on Form 8-K filed on May 13, 2005.

(15)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007.

(16)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-143670.

(17)	Previously filed in Annual Report on Form 10-K/A for the year ended December 31, 2006.

(18)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.

(19)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2008.

(21)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2009.

(22)	Previously furnished in Annual Report on Form 10-K for the year ended December 31, 2009.

E-2

†	Confidential treatment granted as to certain portions omitted and filed separately with the Commission.
††	Confidential treatment requested as to certain portions omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.