Form 10-K/A
period 2009-12-31
PROGENICS PHARMACEUTICALS INC
filed 2010-10-18
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K/A
(Amendment No. 2)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 000-23143
______________

PROGENICS PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3379479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
______________

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
______________

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

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant’s definitive proxy statement filed in connection with solicitation of proxies for its 2010 Annual Meeting of Shareholders are hereby incorporated by reference into Part III of this Form 10-K where such portions are referenced.

TABLE OF CONTENTS

	Explanatory Note	1
PART IV
Item 15.	Exhibits, Financial Statement Schedules	2

SIGNATURES		S-1
EXHIBIT INDEX		E-1

EXPLANATORY NOTE

Progenics Pharmaceuticals, Inc. is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed with the Securities and Exchange Commission March 15, 2010, and as amended by Amendment No. 1 on Form 10-K/A filed August 30, 2010, for the purpose of including Exhibits 10.34, 10.35 and 10.36 to the Annual Report and amending and restating Item 15 and the Exhibit Index. The Exhibit Index is also being amended to add new officer certifications in accordance with Rule 12b-15 and Rule 13a-14(a) under the Exchange Act.

Progenics is not modifying, and this Amendment does not change, other disclosure presented in its 2009 Form 10-K or Amendment No. 1, including the financial statements contained in its 2009 Form 10-K. This Amendment, together with its 2009 Annual Report on Form 10-K filed March 15, 2010 and Amendment No. 1 filed August 30, 2010, constitutes its Annual Report on Form 10-K for the year ended December 31, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Report.

(a)	Documents filed as part of this Report:

Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature page hereof and preceding the exhibits filed herewith, which is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
By:	/s/ ROBERT A. MCKINNEY
Robert A. McKinney, CPA (Duly authorized officer of the Registrant and Chief Financial Officer, Senior Vice President, Finance & Operations and Treasurer)

Date: October 18, 2010

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

10.33(21) †
Termination and Transition Agreement, effective as of October 1, 2009, by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc., Wyeth-Ayerst Lederle, Inc., and AHP Manufacturing B.V., and the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Excelsior Life Sciences Ireland Limited.

10.34 ††	Collaboration Agreement, effective June 14, 2005, by and between Seattle Genetics, Inc. and PSMA Development Company, LLC.
10.35 ††	Collaboration Agreement, effective February 21, 2001, by and between Abgenix, Inc. and PSMA Development Company, LLC.
10.36 ††	License Agreement, effective September 5, 2001, by and between AlphaVax Human Vaccines, Inc. and PSMA Development Company, LLC.
21.1(19)	Subsidiaries of the Registrant.
23.1(21)	Consent of PricewaterhouseCoopers LLP.
31.1(21)	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2(21)
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.3(22)	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.4(22)
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.5	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.6
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1(23)	Certification of Paul J. Maddon, M.D., Ph.D., Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(23)
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations and Treasurer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________

*	Exhibits footnoted as previously filed have been filed as an exhibit to the document of the Registrant referenced in the footnote below, and are incorporated by reference herein.

(1)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.

(2)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

(3)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-120508.

(4)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 1999.

(5)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000.

(6)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2002.

(7)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2003.

(8)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-143671.

(9)	Previously filed in Current Report on Form 8-K filed on September 20, 2004.

(10)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.

(11)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2004.

(12)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2005.

(13)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006.

(14)	Previously filed in Current Report on Form 8-K filed on May 13, 2005.

(15)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007.

(16)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-143670.

(17)	Previously filed in Annual Report on Form 10-K/A for the year ended December 31, 2006.

(18)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.

(19)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2007.

(20)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2008.

(21)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2009.

(22)	Previously filed in Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2009.

(23)	Previously furnished in Annual Report on Form 10-K for the year ended December 31, 2009.

†	Confidential treatment granted as to certain portions omitted and filed separately with the Commission.
††	Confidential treatment requested as to certain portions omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.