Form 10-Q
period 2010-09-30
PROGENICS PHARMACEUTICALS INC
filed 2010-11-08
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

                FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

As of November 3, 2010 there were 33,038,743 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$58,394	$90,903
Marketable securities	-	1,501
Accounts receivable	4,477	7,522
Other current assets	1,926	1,468
Total current assets	64,797	101,394
Marketable securities	3,608	3,792
Fixed assets, at cost, net of accumulated depreciation and amortization	6,404	6,560
Other assets	1,137	1,867
Total assets	$75,946	$113,613

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,648	$5,836
Other current liabilities	107	170
Total current liabilities	6,755	6,006
Other liabilities	1,781	-
Total liabilities	8,536	6,006
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding - none	-	-
Common stock, $.0013 par value; 40,000,000 shares authorized; issued – 33,105,142 in 2010 and 32,142,062 in 2009	43	42
Additional paid-in capital	450,655	439,943
Accumulated deficit	(380,255)	(329,330)
Accumulated other comprehensive loss	(292)	(307)
Treasury stock, at cost (200,000 shares in 2010 and 2009)	(2,741)	(2,741)
Total stockholders’ equity	67,410	107,607
Total liabilities and stockholders’ equity	$75,946	$113,613

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Research and development	$82	$4,431	$1,175	$29,206
Royalty income	620	509	1,826	976
Research grants	1,234	404	2,667	1,421
Other revenues	31	75	127	189
Total revenues	1,967	5,419	5,795	31,792

Expenses:
Research and development	12,967	11,318	35,518	39,009
License fees – research and development	110	136	1,217	961
General and administrative	5,414	5,844	17,568	19,758
Royalty expense	62	51	182	98
Depreciation and amortization	532	1,207	2,283	3,633
Total expenses	19,085	18,556	56,768	63,459

Operating loss	(17,118)	(13,137)	(50,973)	(31,667)

Other income:
Interest income	17	123	48	1,457
Gain on sale of marketable securities	-	-	-	237
Total other income	17	123	48	1,694

Net loss	$(17,101)	$(13,014)	$(50,925)	$(29,973)

Net loss per share - basic and diluted	$(0.52)	$(0.41)	$(1.57)	$(0.97)
Weighted-average shares - basic and diluted	32,814	31,428	32,444	31,060

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2009	32,142	$42	$439,943	$(329,330)	$(307)	(200)	$(2,741)	$107,607
Comprehensive loss:
Net loss	-	-	-	(50,925)	-	-	-	(50,925)
Net change in unrealized loss on marketable securities	-	-	-	-	15	-	-	15
Total comprehensive loss								(50,910)
Compensation expenses for share-based payment arrangements	-	-	7,726	-	-	-	-	7,726
Issuance of restricted stock, net of forfeitures	187	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	776	1	2,986	-	-	-	-	2,987
Balance at September 30, 2010	33,105	$43	$450,655	$(380,255)	$(292)	(200)	$(2,741)	$67,410

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2008	30,807	$40	$422,085	$(298,718)	$(1,297)	(200)	$(2,741)	$119,369
Comprehensive loss:
Net loss	-	-	-	(29,973)	-	-	-	(29,973)
Net change in unrealized loss on marketable securities	-	-	-	-	1,001	-	-	1,001
Total comprehensive loss								(28,972)
Compensation expenses for share-based payment arrangements	-	-	10,281	-	-	-	-	10,281
Issuance of restricted stock, net of forfeitures	135	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	777	1	3,820	-	-	-	-	3,821
Balance at September 30, 2009	31,719	$41	$436,186	$(328,691)	$(296)	(200)	$(2,741)	$104,499

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(50,925)	$(29,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,283	3,633
Write-off of fixed assets	-	194
Amortization of discounts, net of premiums, on marketable securities	-	883
Expenses for share-based compensation awards	7,726	10,281
Gain on sale of marketable securities	-	(237)
Changes in assets and liabilities:
Decrease in accounts receivable	3,045	640
(Increase) decrease in other current assets	(458)	2,368
Decrease in other assets	730	-
Increase (decrease) in accounts payable and accrued expenses	812	(155)
Decrease in deferred revenue	-	(25,693)
Increase (decrease) in other liabilities	1,718	(69)
Net cash used in operating activities	(35,069)	(38,128)
Cash flows from investing activities:
Capital expenditures	(2,127)	(836)
Sales/maturities of marketable securities	1,700	80,233
Decrease in restricted cash	-	170
Net cash (used in) provided by investing activities	(427)	79,567
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	2,987	3,821
Net cash provided by financing activities	2,987	3,821
Net (decrease) increase in cash and cash equivalents	(32,509)	45,260
Cash and cash equivalents at beginning of period	90,903	56,186
Cash and cash equivalents at end of period	$58,394	$101,446

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(amounts in thousands, except per share amounts and unless otherwise noted)

1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. is a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward gastroenterology, oncology and infectious diseases.

Progenics commenced principal operations in 1988, became publicly traded in 1997 and throughout has been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. All of our operations are conducted at our facilities in Tarrytown, New York.

Gastroenterology. Our first commercial product is RELISTOR® (methylnaltrexone bromide) subcutaneous injection, a first-in-class therapy for opioid-induced constipation approved for sale in over 50 countries worldwide, including the United States, European Union member states, Canada, Australia and Brazil. Marketing applications are pending elsewhere throughout the world.

In October 2009, we and Wyeth Pharmaceuticals terminated our 2005 RELISTOR collaboration, as a result of which we regained all worldwide rights to RELISTOR. Under our Transition Agreement, Wyeth, a Pfizer Inc. subsidiary, is now continuing to market and sell RELISTOR in the U.S. through December 31, 2010 and ex-U.S. through March 31, 2011, subject to extension and early transition options available to us. After this extended transition period, we will assume full control of and responsibility for future development and commercialization of RELISTOR.

Principal responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR is being transferred as part of the transition, and we have undertaken full responsibility for development of the oral formulation of the drug. We are pursuing a range of strategic options for RELISTOR, including licensing, collaboration and/or strategic alliances with world-wide or regional partners, U.S. commercialization of the currently-approved product on our own or with pharmaceutical detailing and sales organizations and/or co-promotion of the franchise with a partner using our own sales force.

Under the Transition Agreement, Wyeth is paying to us $10.0 million in six quarterly installments through January 2011, and is continuing to pay royalties on 2010 ex-U.S. sales as provided in the 2005 collaboration agreement except to the extent certain fourth quarter financial targets are not met. No royalties are payable in respect of U.S. sales after the Transition Agreement’s original U.S. Sales Period, which ended on September 30, 2010, or on any 2011 transition sales by Wyeth. Royalties or other income from RELISTOR after this transition period will be dependent on any licensing, collaboration or other arrangements we conclude with other parties, or our own commercialization efforts. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, for development of a multi-dose pen for subcutaneous RELISTOR and required clinical studies in the pediatric setting, and is providing other assistance with respect to agreed-upon clinical, regulatory, manufacturing and supply matters. This support is ongoing and continues beyond the extended periods of Wyeth’s commercialization obligations; revenue from such financial support is reported for the current period as reimbursement revenue from Wyeth under the Transition Agreement. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of the Sales Periods on agreed-upon terms and conditions. We have no further obligations to Wyeth under the 2005 collaboration agreement.

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

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

Oncology. In the area of prostate cancer, we are conducting a phase 1 clinical trial of a fully human monoclonal antibody-drug conjugate (“ADC”) directed against prostate specific membrane antigen (“PSMA”), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. We are also developing therapeutic vaccines designed to stimulate an immune response to PSMA. These programs are conducted through a wholly owned subsidiary, PSMA Development Company LLC. In addition to our own research and development efforts, we are pursuing strategic collaborations with biopharmaceutical companies for development of PSMA ADC.

Infectious Diseases. In the area of infectious diseases, we are developing a viral-entry inhibitor -- a humanized monoclonal antibody, PRO 140 -- for infection due to human immunodeficiency virus, the virus that causes AIDS. We are developing the subcutaneous form of PRO 140 for treatment of HIV infection, which has the potential for weekly self-administration. Advancement of this program is subject to our obtaining pivotal clinical-trial funding, for which we have applied to government agencies.

Our oncology and infectious disease product candidates are not as advanced in development as RELISTOR, and we do not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term.

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

At September 30, 2010, we held $58.4 million in cash and cash equivalents which we expect will be sufficient to fund current operations through September 30, 2011. If, however, we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend the remaining operations beyond that date.

In April 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available. Purchases may be discontinued at any time. We did not repurchase any common shares during the nine months ended September 30, 2010.

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

2.  Revenue Recognition

We recognize revenue from all sources based on the provisions of the U.S. SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition. There have been no material changes to our revenue recognition accounting policies as of and for the nine months ended September 30, 2010, which policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Under the Transition Agreement, Wyeth’s license of Progenics technology is terminated except as necessary for performance of Wyeth’s obligations during the transition period, and Wyeth has returned the rights to RELISTOR that we had previously granted it under the 2005 collaboration agreement. During the transition, Wyeth is obligated to pay all costs of commercialization of subcutaneous RELISTOR, including manufacturing costs, and retains all proceeds from its sale of the products, subject to royalties due to us. Decisions with respect to commercialization of the product during the transition period are to be made solely by Wyeth, which during the extended commercialization period has broader discretion to allocate resources to commercialization of RELISTOR worldwide.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

During the three and nine months ended September 30, 2010, we recognized $55 and $1,145, respectively, from Wyeth for expenses eligible for reimbursement under the Transition Agreement as discussed in Note 1 above.

During the three months ended September 30, 2010 and 2009, we earned royalties of $620 and $497, respectively, based on net sales of subcutaneous RELISTOR, and we recognized $620 and $509, respectively, of royalty income. During the nine months ended September 30, 2010 and 2009, we earned royalties of $1,826 and $1,264, respectively, based on net sales of subcutaneous RELISTOR, and we recognized $1,826 and $976, respectively, of royalty income. As of September 30, 2009, we had recorded a cumulative total of $807 as deferred revenue – current. We incurred $62 and $49, respectively, of royalty costs and recognized $62 and $51, respectively, of royalty expenses during the three months ended September 30, 2010 and 2009, and we incurred $182 and $126, respectively, of royalty costs and recognized $182 and $98, respectively, of royalty expense during the nine months ended September 30, 2010 and 2009. As of September 30, 2009, we had recorded a cumulative total of $81 of deferred royalty charges from the royalty costs incurred since we began earning royalties in the second quarter of 2008. The deferred revenue and charges at September 30, 2009 and all remaining deferred royalty revenue and charges recorded in 2009 were recognized as royalty income and expense during the fourth quarter 2009, the period in which our development obligations under the Wyeth collaboration agreement terminated.

3.  Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2010 and 2009, we reported net losses and, therefore, potential common shares were not included since inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted-Average Common Shares (Denominator)	Per Share Amount
Three months ended September 30, 2010
Basic and diluted	$ (17,101)	32,814	$ (0.52)
Nine months ended September 30, 2010
Basic and diluted	$ (50,925)	32,444	$ (1.57)
Three months ended September 30, 2009
Basic and diluted	$ (13,014)	31,428	$ (0.41)
Nine months ended September 30, 2009
Basic and diluted	$ (29,973)	31,060	$ (0.97)

For the three and nine months ended September 30, 2010 and 2009, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended September 30,
	2010		2009
	Weighted- Average Number	Weighted- Average Exercise Price	Weighted- Average Number	Weighted- Average Exercise Price
Stock options	5,377	$ 14.34	5,041	$ 16.56
Restricted stock	11		15
Total	5,388		5,056

	Nine Months Ended September 30,
	2010		2009
	Weighted- Average Number	Weighted- Average Exercise Price	Weighted- Average Number	Weighted- Average Exercise Price
Stock options	4,949	$ 15.52	4,624	$ 17.85
Restricted stock	34		28
Total	4,983		4,652

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

September 30, 2010	December 31, 2009
Short-term
Corporate debt securities	$-	$1,501
Total short-term marketable securities	-	1,501

Long-term
Auction rate securities	3,608	3,792
Total long-term marketable securities	3,608	3,792

Total marketable securities	$3,608	$5,293

Available-for-sale investments measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, are summarized by valuation hierarchy as follows:

		Fair Value Measurements at September 30, 2010
	Balance at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$50,943	$50,943	$-	$-
Auction rate securities	3,608	-	-	3,608
Total	$54,551	$50,943	$-	$3,608

		Fair Value Measurements at December 31, 2009
	Balance at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$84,169	$84,169	$-	$-
Corporate debt securities	1,501	-	1,501	-
Auction rate securities	3,792	-	-	3,792
Total	$89,462	$84,169	$1,501	$3,792

At September 30, 2010, Level 3 securities, consisting of auction rate securities, were $3.6 million and represented 6.6% of total assets measured at fair value. The fair value of these securities includes $2.7 million of U.S. government subsidized securities collateralized by student loan obligations and $0.9 million of investment company perpetual preferred stock. We will not realize cash in respect of the principal amount of these securities until a successful auction occurs, the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of September 30, 2010, we had received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

The valuation of auction rate securities held “available-for-sale” is estimated using a discounted cash flow calculation based on Level 3 unobservable inputs, which consist of our internal analysis of (i) timing of expected future successful auctions, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. As a result of re-evaluating these securities as of September 30, 2010 the temporary impairment amount decreased $16.0 from $308.0 at December 31, 2009, to $292.0, which decrease is reflected as a part of other comprehensive loss. Due to the uncertainty related to the liquidity in the auction rate security market, we have classified them as long-term assets. Because we do not intend to sell these securities, and believe it is not likely that we would be required to sell these securities before recovery of principal, we do not consider these securities to be other-than-temporarily impaired at September 30, 2010 and December 31, 2009.

For those of our financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the three and nine months ended September 30, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended September 30,
Description	2010	2009

Balance at beginning of period	$3,608	$4,059
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive loss (1)	-	8
Settlements	-	(275)
Balance at end of period	$3,608	$3,792
(1) Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Nine Months Ended September 30,
Description	2010	2009

Balance at beginning of period	$3,792	$4,059
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive loss (1)	16	8
Settlements	(200)	(275)
Balance at end of period	$3,608	$3,792
(1) Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

5.  Accounts Receivable

	September 30, 2010	December 31, 2009
Research and development from collaborator	$3,388	$6,667
Royalties	611	589
National Institutes of Health	460	210
Other	18	56
Total	$4,477	$7,522

6.  Accounts Payable and Accrued Expenses

	September 30, 2010	December 31, 2009
Accounts payable	$192	$596
Accrued consulting and clinical trial costs	3,629	2,663
Accrued payroll and related costs	1,883	1,321
Legal and professional fees	883	1,070
Other	61	186
Total	$6,648	$5,836

7.  Commitments and Contingencies

In the ordinary course of our business we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include indemnification provisions which in our judgment are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of September 30, 2010.

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

Overview

We are a biopharmaceutical company focusing on the development and commercialization of innovative therapeutic products to treat the unmet medical needs of patients with debilitating conditions and life-threatening diseases. Our principal programs are directed toward gastroenterology, oncology and infectious diseases. We commenced principal operations in 1988, became publicly traded in 1997 and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations and related activities.

Our sources of revenues for the three and nine months ended September 30, 2010 and 2009 have been payments under our collaboration agreements and funds from research grants from the National Institutes of Health (NIH) related to our oncology and infectious disease programs. In June 2008, we began recognizing royalty income from net sales by Wyeth of subcutaneous RELISTOR (methylnaltrexone bromide). To date, our product sales have consisted solely of limited revenues from the sale of research reagents and we expect that those sales will not significantly increase over current levels in the near future.

INDEX

A majority of our expenditures to date have been for research and development activities. Expenses for our RELISTOR research program for the three months ended September 30, 2010, increased to $6.0 million, compared to $1.4 million for the same period in 2009, and for the nine months ended September 30, 2010, increased to $13.7 million, compared to $5.7 million for the same period in 2009. Expenses for our Cancer and HIV research programs during the three months ended September 30, 2010, decreased to $3.5 million and $1.3 million, respectively, compared to $4.6 million and $2.5 million, respectively for the same period in 2009, and during the nine months ended September 30, 2010, decreased to $11.7 million and $4.6 million, respectively, compared to $15.3 million and $9.9 million, respectively, for the same period in 2009.

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

We will require additional funding to continue our current programs to completion, which may involve collaboration agreements, licenses or sale transactions or royalty sales or financings with respect to our products and product candidates. We may also seek to raise additional capital through sales of common stock or other securities, and expect to continue funding some programs in part through government awards. Funding may not, however, be available to us on acceptable terms or at all. We continue to monitor our program expenditures, including headcount levels, in conjunction with program and program candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term.

At September 30, 2010, we held $58.4 million in cash and cash equivalents, a decrease of $32.5 million from $90.9 million at December 31, 2009. We expect that this amount will be sufficient to fund operations at current levels through September 30, 2011. If, however, we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend the remaining operations beyond that date.

Gastroenterology. Our first commercial product is RELISTOR, a first-in-class therapy for opioid-induced constipation approved for sale in over 50 countries worldwide, including the U.S., E.U., Canada, Australia and Brazil. Marketing applications are pending elsewhere throughout the world.

In October 2009, we and Wyeth Pharmaceuticals terminated our 2005 RELISTOR collaboration, as a result of which we regained all worldwide rights to RELISTOR. Under our Transition Agreement, Wyeth, a Pfizer Inc. subsidiary, is now continuing to market and sell RELISTOR in the U.S. through December 31, 2010 and ex-U.S. through March 31, 2011, subject to extension and early transition options available to us. After this extended transition period, we will assume full control of and responsibility for future development and commercialization of RELISTOR.

Principal responsibility for regulatory submissions and interactions for all other formulations and presentations of RELISTOR is being transferred as part of the transition, and we have undertaken full responsibility for development of the oral formulation of the drug. We are pursuing a range of strategic options for RELISTOR, including licensing, collaboration and/or strategic alliances with world-wide or regional partners, U.S. commercialization of the currently-approved product on our own or with pharmaceutical detailing and sales organizations and/or co-promotion of the franchise with a partner using our own sales force.

Under the Transition Agreement, Wyeth is paying us $10.0 million in six quarterly installments through January 2011, and is continuing to pay royalties on 2010 ex-U.S. sales as provided in the 2005 collaboration agreement except to the extent certain fourth quarter financial targets are not met. No royalties are payable in respect of U.S. sales after the Transition Agreement’s original U.S. Sales Period, which ended on September 30, 2010, or any 2011 transition sales by Wyeth. Royalties or other income from RELISTOR after this transition period will be dependent on any licensing, collaboration or other arrangements we conclude with other parties, or our own commercialization efforts. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, for development of a multi-dose pen for subcutaneous RELISTOR and required clinical studies in the pediatric setting, and is providing other assistance with respect to agreed-upon clinical, regulatory, manufacturing and supply matters. This support is ongoing and continues beyond the extended periods of Wyeth’s commercialization obligations; revenue from such financial support is reported for the current period as reimbursement revenue from Wyeth under the Transition Agreement. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of the Sales Periods on agreed-upon terms and conditions. We have no further obligations to Wyeth under the 2005 collaboration agreement.

INDEX

Our October 2008 out-license to Ono Pharmaceutical of the rights to subcutaneous RELISTOR in Japan is unaffected by termination of the Wyeth collaboration. Ono is engaged in clinical testing in Japan of RELISTOR subcutaneous injection.

We received U.S., E.U. and Canadian approvals to market RELISTOR in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers and plan to coordinate the launch of that product with a new commercialization partner in the first half of 2011.

We are also developing subcutaneous RELISTOR for treatment of OIC outside the advanced-illness setting, in individuals with pain not related to cancer. We and Wyeth recently completed the treatment portion of a one-year, open-label safety study, results from which, together with results from a previous phase 3 efficacy trial will support planned regulatory filings in the first half of 2011 in the U.S., Europe and elsewhere for approval of RELISTOR to treat OIC in the non-cancer pain setting.

As part of our reacquisition of RELISTOR, we have taken over development responsibilities for an oral formulation of RELISTOR for the treatment of OIC in patients with non-cancer pain. In March 2010, we announced that we plan to advance oral methylnaltrexone for the treatment of OIC into late stage clinical development. In September, we announced the initiation of an international phase 3 trial of oral methylnaltrexone in non-cancer pain patients.

Our 2005 collaboration agreement with Wyeth was terminated by the October 2009 Transition Agreement, but the 2005 agreement remained in effect for the time periods prior to termination covered by this report. Prior to the Transition Agreement, we received upfront, milestone and royalty payments from Wyeth, and were reimbursed for expenses we incurred in connection with the development of RELISTOR; manufacturing and commercialization expenses for RELISTOR were funded by Wyeth. Wyeth’s ex-U.S. royalty obligations continue through the end of 2010 as provided in the Transition Agreement. No royalties are payable in respect of U.S. sales after the Transition Agreement’s original U.S. Sales Period, which ended on September 30, 2010, or any 2011 transition sales by Wyeth.

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

Infectious Diseases and Other Research Programs. In the area of infectious diseases, we are developing a viral-entry inhibitor -- a humanized monoclonal antibody, PRO 140 -- for HIV, the virus that causes AIDS. We are developing the subcutaneous form of PRO 140 for treatment of HIV infection, which has the potential for weekly self-administration. Advancement of this program is subject to our obtaining pivotal clinical-trial funding, for which we have applied to government agencies. Among our infectious disease efforts, we are evaluating second-generation hepatitis C virus entry inhibitors as possible development candidates, and we are engaged in research regarding a prophylactic vaccine against HIV infection.

We have also presented preclinical data on novel monoclonal antibodies against toxins produced by the bacterium Clostridium difficile (C. difficile), the leading cause of hospital-acquired diarrhea in the U.S. and a recognized growing global public health challenge. These monoclonal antibodies effectively neutralized the cell-killing activities of the toxins in vitro and significantly improved survival in a stringent animal model.

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

INDEX

Our non-commercialized product candidates in oncology and infectious diseases are not as advanced in development as RELISTOR, and we do not expect any recurring revenues from sales or otherwise with respect to these product candidates in the near term.

Results of Operations (dollars in thousands unless otherwise noted)

Our net losses were $17,101 for the three months ended September 30, 2010, compared to $13,014 for the same period of 2009, and $50,925 for the nine months ended September 30, 2010, compared to $29,973 for the same period of 2009. Revenues were $1,967 for the three months ended September 30, 2010, compared to $5,419 for the same period of 2009, and $5,795 for the nine months ended September 30, 2010, compared to $31,792 for the same period of 2009. Expenses were $19,085 for the three months ended September 30, 2010, compared to $18,556 for the same period of 2009, and $56,768 for the nine months ended September 30, 2010, compared to $63,459 for the same period of 2009. Other income totaled $17 for the three months ended September 30, 2010, compared to $123 for the same period of 2009, and $48 for the nine months ended September 30, 2010, compared to $1,694 for the same period of 2009.

Revenues:

Our sources of revenue during the three and nine months ended September 30, 2010 and 2009 included our 2005 collaboration with Wyeth (effective from January 2006 to October 2009), the Transition Agreement with Wyeth, our License Agreement with Ono, our research grants from the NIH and, to a small extent, our sale of research reagents.

	Three Months Ended September 30,			Nine Months Ended September 30,
Sources of Revenue	2010	2009	Percent Change	2010	2009	Percent Change

Research and development	$ 82	$ 4,431	(98%)	$ 1,175	$ 29,206	(96%)
Royalty income	620	509	22%	1,826	976	87%
Research grants	1,234	404	205%	2,667	1,421	88%
Other revenues	31	75	(59%)	127	189	(33%)
Total	$ 1,967	$ 5,419	(64%)	$ 5,795	$ 31,792	(82%)

Research and development revenue:

Wyeth Collaboration. During the three months ended September 30, 2010 and 2009, we recognized $55 and $4,425, respectively, of revenue from Wyeth, consisting of (i) $0 and $3,240, respectively, of the $60,000 upfront payment pursuant to the 2005 collaboration, (ii) $0 and $1,185, respectively, as reimbursement of expenses under the 2005 collaboration, and (iii) $55 and $0, respectively, as reimbursement of expenses under the 2009 Transition Agreement.

During the nine months ended September 30, 2010 and 2009, we recognized $1,145 and $14,153, respectively, of revenue from Wyeth, consisting of (i) $0 and $9,417, respectively, of the $60,000 upfront payment pursuant to the 2005 collaboration, (ii) $0 and $4,736, respectively, as reimbursement of expenses under the 2005 collaboration, and (iii) $1,145 and $0, respectively, as reimbursement of expenses under the 2009 Transition Agreement.

From inception of the 2005 collaboration through December 31, 2009, we recognized the entire $60,000 upfront payment, $104,054 as reimbursement for our costs, and $39,000 for non-refundable milestone payments. Under the 2009 Transition Agreement, Wyeth is providing financial support for certain development efforts which we will recognize as additional reimbursement revenue as we become entitled to it. Royalties or other income from RELISTOR after this transition period will be dependent on any licensing, collaboration or other arrangements we conclude with other parties, or our own commercialization efforts.

We recognized the $60,000 upfront payment in accordance with the proportionate performance method, which is based on the percentage of actual effort performed on our development obligations relative to total effort expected for all of our performance obligations during the reporting periods under the arrangement. The Transition Agreement shortened the obligation period to October 2009.

INDEX

Ono License Agreement. In October 2008, we entered into a License Agreement with Ono and in November 2008, received an upfront payment of $15,000. We are entitled to receive potential milestones and royalty payments. During the three and nine months ended September 30, 2009, we recognized $0 and $15,000 of the upfront payment as revenue, due to satisfying our performance obligations. During the three and nine months ended September 30, 2010 we recorded $27 and $30, respectively, and during the three and nine months ended September 30, 2009 we recorded $6 and $53, respectively, of reimbursement revenue for activities requested by Ono.

Royalty income. During the three months ended September 30, 2010 and 2009, we earned royalties from net sales by Wyeth of subcutaneous RELISTOR of $620 and $497, respectively, and recognized $620 and $509, respectively, of royalty income. During the nine months ended September 30, 2010 and 2009, we earned royalties from such net sales of $1,826 and $1,264, respectively, and recognized $1,826 and $976, respectively, of royalty income. As of September 30, 2009, we had recorded a cumulative total of $807 as deferred revenue – current. This amount and all remaining deferred royalty revenue recorded in 2009, was recognized as royalty income during the fourth quarter of 2009, when the 2005 collaboration agreement terminated. Royalties from net sales by Wyeth of RELISTOR, as defined, are based on royalty rates under our 2005 collaboration, ranging up to 30% of U.S. and 25% of foreign net sales at the highest sales levels.

Global net sales of RELISTOR were $4.1 million for the three months ended September 30, 2010, comprised of $2.4 million of U.S. and $1.7 million of ex-U.S. net sales. Global net sales were $3.3 million for the three months ended September 30, 2009, with U.S. and ex-U.S. net sales constituting $1.8 million and $1.5 million, respectively. Global net sales of RELISTOR were $12.2 million for the nine months ended September 30, 2010, comprised of $7.2 million of U.S. and $5.0 million of ex-U.S. net sales. Global net sales were $8.4 million for the nine months ended September 30, 2009, with U.S. and ex-U.S. net sales constituting $5.0 million and $3.4 million, respectively.

Research grants. Revenues from research grants increased to (i) $1,234 for the three months ended September 30, 2010 from $404 for the three months ended September 30, 2009, and (ii) $2,667 for the nine months ended September 30, 2010 from $1,421 for the nine months ended September 30, 2009, in each case as a result of higher reimbursable expenses.

Other revenues, primarily from orders for research reagents, decreased to (i) $31 for the three months ended September 30, 2010 from $75 for the three months ended September 30, 2009, and (ii) $127 for the nine months ended September 30, 2010 from $189 for the nine months ended September 30, 2009.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses increased to $13,139 for the three months ended September 30, 2010 from $11,505 for the same period of 2009, and decreased to $36,917 for the nine months ended September 30, 2010 from $40,068 for the same period of 2009, and consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Salaries and benefits	$4,354	$5,222	(17%)	$14,202	$17,118	(17%)

Three Months: Salaries and benefits decreased due to a decline in average headcount to 135 from 168 for the three months ended September 30, 2010 and 2009, respectively, in the research and development, manufacturing and clinical departments.

Nine Months: Salaries and benefits decreased due to a decline in average headcount to 142 from 179 for the nine months ended September 30, 2010 and 2009, respectively, in the research and development, manufacturing and clinical departments.

INDEX

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Share-based compensation	$1,436	$1,766	(19%)	$4,086	$5,610	(27%)

Three Months: Share-based compensation decreased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to lower stock option plan, restricted stock and employee stock purchase plan expenses.

Nine Months: Share-based compensation decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 due to lower stock option plan, restricted stock and employee stock purchase plan expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Clinical trial costs	$2,108	$452	366%	$3,003	$1,982	52%

Three Months: Clinical trial costs increased primarily due to higher expenses for (i) RELISTOR ($1,654), from increased clinical trial activities, (ii) Cancer ($152), from increased PSMA ADC activities partially offset by a decrease in PSMA VRP and (iii) Other ($2), partially offset by a decrease in HIV ($152), due to decreased PRO 140 clinical trial activities, all for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months: Clinical trial costs increased primarily due to higher expenses for (i) RELISTOR ($1,280), from increased clinical trial activities, (ii) Cancer ($395) and (iii) Other ($1), partially offset by a decrease in HIV ($655), due to decreased PRO 140 clinical trial activities, all for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Laboratory supplies	$797	$768	4%	$1,764	$2,324	(24%)

Three Months: Laboratory supplies increased due to higher expenses for RELISTOR ($373), partially offset by decreases in (i) Cancer ($171), due to a decrease in expenses for PSMA ADC, (ii) HIV ($76), resulting from a decline in purchases of drug supplies and (iii) Other projects ($97), all for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months: Laboratory supplies decreased due to lower expenses for (i) Cancer ($523), due to a decrease in expenses for PSMA ADC, (ii) Other projects ($370), and (iii) HIV ($140), resulting from a decline in purchases of drug supplies, partially offset by an increase in RELISTOR ($473), all for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Contract manufacturing and subcontractors	$1,419	$1,424	0%	$4,495	$6,055	(26%)

Three Months: Contract manufacturing and subcontractors decreased due to lower external manufacturing related expenses for (i) Cancer ($351), primarily from PSMA ADC and (ii) Other ($171), partially offset by an increase in (i) HIV expenses ($354), primarily from ProVax HIV vaccine and (ii) RELISTOR expenses ($163), all for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months: Contract manufacturing and subcontractors decreased due to lower external manufacturing related expenses for (i) Cancer ($1,220), primarily from PSMA ADC, (ii) HIV ($583), primarily from PRO 140 partially offset by higher expenses for the ProVax HIV vaccine and (iii) Other ($1,040), partially offset by an increase in RELISTOR expenses ($1,283), all for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

INDEX

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Consultants	$992	$158	528%	$1,793	$765	134%

Three Months: Consultants expenses increased due to higher expenses for RELISTOR ($806) and Cancer ($37), partially offset by decreases in HIV ($8) and Other projects ($1), all for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months: Consultants expenses increased due to higher expenses for RELISTOR ($1,161) and Cancer ($49) partially offset by decreases in HIV ($158) and Other projects ($24), all for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

License fees	$110	$136	(19%)	$1,217	$961	27%

Three Months: License fees decreased due to lower expenses for HIV ($26) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months: License fees increased primarily due to higher expenses for HIV ($396) and RELISTOR ($10), partially offset by lower expenses for Cancer ($150), all for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Royalty expense	$62	$51	22%	$182	$98	86%

Three Months: We incurred $62 and $49, respectively, of royalty costs and recognized $62 and $51, respectively, of royalty expenses during the three months ended September 30, 2010 and 2009. As of September 30, 2009, we had recorded a cumulative total of $81 of deferred royalty charges from the royalty costs incurred since we began earning royalties in the second quarter of 2008 and all remaining deferred royalty charges were recognized as royalty expense during the fourth quarter of 2009, the period in which our development obligations relating to RELISTOR terminated.

Nine Months: We incurred $182 and $126, respectively, of royalty costs and recognized $182 and $98, respectively, of royalty expenses during the nine months ended September 30, 2010 and 2009. As of September 30, 2009, we had recorded a cumulative total of $81 of deferred royalty charges from the royalty costs incurred since we began earning royalties in the second quarter of 2008 and all remaining deferred royalty charges were recognized as royalty expense during the fourth quarter of 2009, the period in which our development obligations relating to RELISTOR terminated.

INDEX

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Other operating expenses	$1,861	$1,528	22%	$6,175	$5,155	20%

Three Months: Other operating expenses increased for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, primarily due to increases in rent ($352) and travel ($44), partially offset by decreases in facilities ($20), other operating expenses ($42) and insurance ($1).

Nine Months: Other operating expenses increased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to increases in rent ($1,193), insurance ($6) and travel ($2), partially offset by decreases in facilities ($46) and other operating expenses ($135).

General and Administrative Expenses include administrative labor, consulting and professional fees and other operating expenses. General and administrative expenses decreased to (i) $5,414 for the three months ended September 30, 2010 from $5,844 for the same period of 2009, and (ii) $17,568 for the nine months ended September 30, 2010 from $19,758 for the same period of 2009, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Salaries and benefits	$1,710	$2,031	(16%)	$6,092	$6,397	(5%)

Three Months: Salaries and benefits decreased for the three months ended September 30, 2010 compared to the same period in 2009, due to a decline in average headcount to 38 from 48, in the general and administrative departments as part of our efforts to reduce costs.

Nine Months: Salaries and benefits decreased for the nine months ended September 30, 2010 compared to the same period in 2009, due to a decline in average headcount to 40 from 50, in the general and administrative departments as part of our efforts to reduce costs, partially offset by lower bonus expenses in the prior year.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Share-based compensation	$1,473	$1,235	19%	$3,640	$4,671	(22%)

Three Months: Share-based compensation increased due to higher stock option plan expenses, partially offset by a decline in employee stock purchase plan and restricted stock expenses, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months: Share-based compensation decreased due to a decline in restricted stock, stock option plan and employee stock purchase plan expenses, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

INDEX

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Consulting and professional fees	$1,252	$1,660	(25%)	$4,248	$5,267	(19%)

Three Months: Consulting and professional fees decreased due to lower expenses for legal patent ($594) and consultants ($40), partially offset by higher legal, accounting and other professional expenses ($226), all for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months: Consulting and professional fees decreased due to lower legal patent ($712), consultants ($255) and legal, accounting and other professional expenses ($52), all for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Other operating expenses	$979	$918	7%	$3,588	$3,423	5%

Three Months: Other operating expenses increased due to higher expenses for rent ($117) and recruiting ($26), which were partially offset by decreases in other operating expenses ($44), investor relations ($28) and conferences and seminars ($10), all for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Nine Months: Other operating expenses increased due to higher expenses for rent ($399) and recruiting ($34), partially offset by decreases in other operating expenses ($171), investor relations ($65), conferences and seminars ($23) and travel ($9), all for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Depreciation and amortization	$532	$1,207	(56%)	$2,283	$3,633	(37%)

Three Months: Depreciation and amortization expense decreased to $532 for the three months ended September 30, 2010 from $1,207 for the three months ended September 30, 2009, primarily due to lower capital expenditures in 2009.

Nine Months: Depreciation and amortization expense decreased to $2,283 for the nine months ended September 30, 2010 from $3,633 for the nine months ended September 30, 2009, primarily due to lower capital expenditures in 2009.

INDEX

Other income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent Change	2010	2009	Percent Change

Interest income	$17	$123	(86%)	$48	$1,457	(97%)

Three Months: Interest income decreased to $17 for the three months ended September 30, 2010 from $123 for the three months ended September 30, 2009. For the three months ended September 30, 2010 and 2009, investment income decreased to $17 from $180, respectively, due to lower interest rates for cash equivalents, lower average balance of cash equivalents and marketable securities in 2010 than in 2009. Amortization of premiums, net of discounts, was $0 and ($57) for the three months ended September 30, 2010 and 2009, respectively.

Nine Months: Interest income decreased to $48 for the nine months ended September 30, 2010 from $1,457 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 and 2009, investment income decreased to $49 from $2,045, respectively, due to lower interest rates for cash equivalents, lower average balance of cash equivalents and marketable securities in 2010 than in 2009. Amortization of premiums, net of discounts, was ($1) and ($588) for the nine months ended September 30, 2010 and 2009, respectively.

Interest income, as reported, is primarily the result of investment income from our marketable securities, decreased by the amortization of premiums we paid or increased by the amortization of discounts we received for those marketable securities. Other income also includes $237 of gains from the sale of marketable securities in 2009.

Income Taxes:

For the three and nine months ended September 30, 2010 and 2009, we had losses both for book and tax purposes.

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

We continue to monitor our expenditures, including headcount levels, in conjunction with program and product candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future arrangements, or how they would affect our capital requirements. The consummation of other agreements would further allow us to advance other programs with current funds. Advancement of the PRO 140 program is subject to our obtaining pivotal clinical trial funding, for which we have applied to government agencies. We are also pursuing strategic collaborations with biopharmaceutical companies for PSMA ADC.

With the reacquisition of our rights to RELISTOR, we will be required, to the extent such tasks are not undertaken by one or more partners, to address new technological, clinical and commercial challenges, including, if we choose to sell and support or co-promote RELISTOR, hiring a sales force, developing a commercial regulatory compliance program and otherwise building a commercial infrastructure. Under the Transition Agreement, we have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of its sales periods on agreed-upon terms and conditions. If we were to undertake development and commercialization of RELISTOR or any other product candidate on our own without a partner we would be required to establish manufacturing and marketing capabilities and fund a sales force, which we currently do not have.

At September 30, 2010, we held $58.4 million in cash and cash equivalents, a decrease of $32.5 million from $90.9 million at December 31, 2009. We expect that this amount will be sufficient to fund current operations through September 30, 2011. If, however, we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend the remaining operations beyond that date. Our cash flow from operating activities was negative for the nine months ended September 30, 2010 and 2009 due primarily to the excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants to fund such programs, as described below.

INDEX

Sources of Cash

Operating Activities. Our collaboration with Wyeth provided us with a $60.0 million upfront payment in December 2005. In addition, from January 2006 to October 2009, Wyeth reimbursed us for development expenses we incurred related to RELISTOR under the development plan agreed to between us. For the nine months ended September 30, 2009 we received $4.7 million of such reimbursement. These reimbursements have ceased as a result of termination of the 2005 Wyeth collaboration.

Under the Transition Agreement, Wyeth is paying us $10.0 million in six quarterly installments through January 2011, and is continuing to pay royalties on 2010 ex-U.S. sales as provided in the 2005 collaboration agreement except to the extent certain fourth quarter financial targets are not met. No royalties are payable in respect of U.S. sales after the Transition Agreement’s original U.S. Sales Period, which ended on September 30, 2010, or any 2011 transition sales by Wyeth. Royalties or other income from RELISTOR after this transition period will be dependent on any licensing, collaboration or other arrangements we conclude with other parties, or our own commercialization efforts. Wyeth is also providing financial resources, aggregating up to approximately $14.5 million, for development of a multi-dose pen for subcutaneous RELISTOR and required clinical studies in the pediatric setting, and is providing other assistance with respect to agreed-upon clinical, regulatory, manufacturing and supply matters. This support is ongoing and continues beyond the extended periods of Wyeth’s commercialization obligations; revenue from such financial support is reported for the current period as reimbursement revenue from Wyeth under the Transition Agreement.

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

A substantial portion of our revenues to date has been derived from federal government grants. During the nine months ended September 30, 2010 and 2009, we recognized as revenue awards made to us by the NIH between 2008 and 2010, to partially fund our ProVax HIV vaccine, PRO 140, PSMA and C. difficile programs. In September 2010, we were awarded a three-year NIH grant totaling $4.1 million in support of research and pre-clinical development of its humanized monoclonal antibodies against the disease-causing toxins produced by C. difficile. For the nine months ended September 30, 2010 and 2009, we recognized $2.7 million and $1.4 million, respectively, of revenue from all of our NIH grants. In October 2010, we were awarded $730,000 as part of the U.S. Government’s Qualifying Therapeutic Discovery Project, which provides grants or tax credits for 2009 and 2010 research aimed at creating new therapies, reducing long-term healthcare costs, and/or significantly advancing the goal of curing cancer within the next 30 years.

Changes in Accounts receivable and Accounts payable for the nine months ended September 30, 2010 and 2009 resulted from the timing of receipts from the NIH and Wyeth, and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Wyeth, Ono and from currently approved grants, we have no committed external sources of capital. Other than revenues from RELISTOR, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. We redeem money market funds and use proceeds from maturities of marketable securities in order to provide funding for operations. A substantial portion of our cash and cash equivalents ($58.4 million) are guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee program. Our marketable securities ($3.6 million) consist of auction rate securities and are classified as available for sale. The securities include $2.7 million of U.S. government subsidized securities collateralized by student loan obligations. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector, which continues to be under stress.

Financing Activities. During the nine months ended September 30, 2010 and 2009, we received cash of $3.0 million and $3.8 million, respectively, from the exercise of stock options by employees, directors and non-employee consultants, from the sale of our common stock under our Purchase Plans. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under the Purchase Plans.

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

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs. We currently have major research and development programs in gastroenterology, oncology and infectious diseases, and are conducting several smaller research projects in those latter areas. Our total expenses for research and development from inception through September 30, 2010 have been approximately $566.5 million. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties and the uncertainty of the specific nature of RELISTOR-related future arrangements and relationships following termination of the Wyeth collaboration, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

For the nine months ended September 30, 2010 and 2009, research and development costs incurred by project were as follows:

	Nine Months Ended September 30,
	2010	2009
	(in millions)
RELISTOR	$13.7	$5.7
Cancer	11.7	15.3
HIV	4.6	9.9
Other	6.9	9.2
Total	$36.9	$40.1

Investing Activities. During the nine months ended September 30, 2010 and 2009, we spent $2.1 million and $0.8 million, respectively, on capital expenditures. The increase is primarily related to leasehold improvements placed in service during the second and third quarters of 2010.

Contractual Obligations

Our funding requirements for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of September 30, 2010 for future payments under these agreements:

		Payments due by September 30,
	Total	2011	2012-2013	2014-2015	Thereafter
	(in millions)
Operating leases	$41.4	$3.1	$6.6	$8.2	$23.5
License and collaboration agreements (1)	85.2	1.5	3.3	5.0	75.4
Total	$126.6	$4.6	$9.9	$13.2	$98.9

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

There have been no material changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2010, which are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-17, which provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate and this guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. We are currently evaluating the effect this ASU will have on our consolidated financial statements.

INDEX

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal while maximizing yield without significantly increasing our risk. Our investments consist of money market funds, auction rate securities and corporate debt securities (in the 2009 period covered by this report). Our investments totaled $54.6 million at September 30, 2010, all of which had interest rates that were variable. As a result, we do not believe that our investments have a material exposure to interest-rate risk. Our marketable securities are classified as available-for-sale.

At September 30, 2010, we continue to hold approximately $3.6 million (6.6% of total assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments and which, in the event of auction failure, have interest rates reset according to the contractual terms in the governing instruments. The principal amount of these remaining auction rate securities will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges. We believe that failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk, ongoing strength and quality of market credit and liquidity, and general economic and market conditions. We do not believe the carrying values of these auction rate securities are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

The valuation of the auction rate securities we hold is based on an internal analysis of (i) timing of expected future successful auctions, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. As a result of re-evaluating these securities as of September 30, 2010 the temporary impairment amount decreased $16.0 thousand from $308.0 thousand at December 31, 2009 to $292.0 thousand. A 100 basis point increase to our internal analysis would result in an insignificant increase in the temporary impairment of these securities as of the three months ended September 30, 2010.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2009 and our other public reports. In addition, the following risk factors have changed during the nine month period ended September 30, 2010:

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

Our cash diminishes and our losses grow as we spend on development and commercialization of RELISTOR and our product candidates. Additional expenses we incur in future development and commercialization of RELISTOR will result in accelerating diminution of our cash and growth of our losses to the extent those expenses are not funded from outside sources. By reacquiring the rights to RELISTOR from Wyeth, we have become responsible for the future development and commercialization of the currently-marketed drug after the transition and for new formulations. We do not have committed external sources of funding for these responsibilities, and are seeking additional external funding through collaborative, license or other agreements with one or more pharmaceutical companies. We have not completed these efforts and have not yet entered into a definitive relationship with any third party for them. To the extent we are not successful in these efforts, we will have to fund them from cash on hand. Royalties or other income from RELISTOR after Wyeth’s efforts during this transition period end will be dependent on any licensing, collaboration or other arrangements we conclude with other parties, or our own commercialization efforts.

With regard to both RELISTOR and our other product candidates, we expect to continue to incur significant development expenditures. We expect that our cash on hand will be sufficient to fund operations at current levels through September 30, 2011. If, however, we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend the remaining operations beyond that date. We cannot predict how much additional funds we will need, the form any financing may take (such as securities issuance or royalty or other financing), or whether additional funds will be available at all, especially in light of current conditions in global credit and financial markets. Our need for future funding will depend on numerous factors, such as the availability of new product development projects or other opportunities which we cannot predict, and many of which are outside our control. In particular, we cannot assure you that any currently-contemplated or future initiatives for funding our product candidate programs will be successful.

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

•    A Sucampo Pharmaceuticals, Inc.-Takeda Pharmaceutical Company Limited collaboration markets AMITIZA® (lubiprostone) for chronic idiopathic (non-opioid related) constipation and recently completed two phase 3 pivotal clinical trials of this drug for OBD. AMITIZA is a selective chloride channel activator.

•    In Europe, Mundipharma International Limited markets TARGIN® (oxycodone/naloxone), a combination of an opioid and a systemic opioid antagonist.

•    Movetis NV, which has recently been acquired by Shire plc, has announced that it has started a phase 3 clinical trial in Europe with prucalopride in patents with constipation induced by opioid based pain medications.

INDEX

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

PROGENICS PHARMACEUTICALS, INC.
Date: November 8, 2010	By:	/s/ Robert A. McKinney
Robert A. McKinney, CPA Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)