Form 10-Q
period 2011-03-31
PROGENICS PHARMACEUTICALS INC
filed 2011-05-10
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________

                 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 4, 2011 there were 33,542,346 shares of common stock, par value $.0013 per share, of the registrant outstanding.

INDEX

PROGENICS PHARMACEUTICALS, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$88,654	$47,918
Accounts receivable	724	2,283
Other current assets	2,268	1,801
Total current assets	91,646	52,002
Auction rate securities	3,608	3,608
Fixed assets, at cost, net of accumulated depreciation and amortization	5,371	5,878
Other assets	200	1,250
Total assets	$100,825	$62,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$7,835	$9,683
Other current liabilities	114	112
Total current liabilities	7,949	9,795
Deferred revenue	60,000	-
Other liabilities	1,728	1,635
Total liabilities	69,677	11,430
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 40,000,000 shares authorized; issued – 33,598,987 in 2011 and 33,325,802 in 2010	44	43
Additional paid-in capital	456,119	453,353
Accumulated deficit	(421,982)	(399,055)
Accumulated other comprehensive loss	(292)	(292)
Treasury stock, at cost (200,000 shares in 2011 and 2010)	(2,741)	(2,741)
Total stockholders’ equity	31,148	51,308
Total liabilities and stockholders’ equity	$100,825	$62,738

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Revenues:
Research and development	$1,083	$213
Royalty income	-	625
Research grants	1,264	644
Other revenues	41	41
Total revenues	2,388	1,523

Expenses:
Research and development	19,179	11,892
License fees – research and development	364	816
General and administrative	5,197	6,474
Royalty expense	57	62
Depreciation and amortization	536	877
Total expenses	25,333	20,121

Operating loss	(22,945)	(18,598)

Other income:
Interest income	18	15
Total other income	18	15

Net loss	$(22,927)	$(18,583)

Net loss per share – basic and diluted	$(0.69)	$(0.58)
Weighted-average shares – basic and diluted	33,273	32,103

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Shares	Amount	Total
Balance at December 31, 2010	33,326	$43	$453,353	$(399,055)	$(292)	(200)	$(2,741)	$51,308
Comprehensive loss:
Net loss	-	-	-	(22,927)	-	-	-	(22,927)
Net change in unrealized loss on auction rate securities	-	-	-	-	-	-	-	-
Total comprehensive loss								(22,927)
Compensation expenses for share-based payment arrangements	-	-	1,495	-	-	-	-	1,495
Issuance of restricted stock, net of forfeitures	(10)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	283	1	1,271	-	-	-	-	1,272
Balance at March 31, 2011	33,599	$44	$456,119	$(421,982)	$(292)	(200)	$(2,741)	$31,148

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2009	32,142	$42	$439,943	$(329,330)	$(307)	(200)	$(2,741)	$107,607
Comprehensive loss:
Net loss	-	-	-	(18,583)	-	-	-	(18,583)
Net change in unrealized loss on marketable securities	-	-	-	-	15	-	-	15
Total comprehensive loss								(18,568)
Compensation expenses for share-based payment arrangements	-	-	2,602	-	-	-	-	2,602
Issuance of restricted stock, net of forfeitures	(12)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	297	-	1,145	-	-	-	-	1,145
Balance at March 31, 2010	32,427	$42	$443,690	$(347,913)	$(292)	(200)	$(2,741)	$92,786

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(22,927)	$(18,583)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	536	877
Expenses for share-based compensation awards	1,495	2,602
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,559	(280)
Increase in other current assets	(467)	(866)
Decrease in other assets	1,050	1,667
(Decrease) increase in accounts payable and accrued expenses	(1,848)	1,787
Increase in deferred revenue	60,000	-
Increase in other current liabilities	2	-
Increase in other liabilities	93	145
Net cash provided by (used in) operating activities	39,493	(12,651)
Cash flows from investing activities:
Capital expenditures	(29)	(12)
Sales/maturities of marketable and auction rate securities	-	1,700
Net cash (used in) provided by investing activities	(29)	1,688
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	1,272	1,145
Net cash provided by financing activities	1,272	1,145
Net increase (decrease) in cash and cash equivalents	40,736	(9,818)
Cash and cash equivalents at beginning of period	47,918	90,903
Cash and cash equivalents at end of period	$88,654	$81,085

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

On February 3, 2011, we entered into an exclusive License Agreement with Salix Pharmaceuticals, Inc. (“Salix”) by which Salix acquired the rights to RELISTOR worldwide except in Japan, where we have previously licensed to Ono Pharmaceutical the subcutaneous formulation of the drug. In connection with the Salix License Agreement, we received a $60.0 million upfront payment in cash from Salix and are eligible to receive development milestone payments of up to $90.0 million, contingent upon the achievement of specified U.S. regulatory approvals, and commercialization milestone payments of up to $200.0 million, contingent upon the achievement of specified U.S. sales targets. Salix must pay us royalties based upon a percentage ranging from 15 to 19 percent of net sales by it and its affiliates and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) it receives from sublicensees in respect of any country outside the U.S., as sublicensees commence their commercialization efforts. Salix is responsible for further developing and commercializing subcutaneous RELISTOR, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations, and marketing and selling the product.

RELISTOR has previously been developed and commercialized worldwide except Japan by Progenics and Wyeth Pharmaceuticals, now a Pfizer Inc. subsidiary, under a collaboration agreement that was terminated in October 2009. Under our Transition Agreement, Wyeth paid us $10.0 million in six quarterly installments through January 2011, and distributed RELISTOR worldwide other than Japan through March 31, 2011. Salix assumed responsibility for distributing RELISTOR in the U.S. on April 1, 2011 and Salix, Progenics and Wyeth are transitioning ex-U.S. commercialization on a country-by-country basis, during which Wyeth continues to supply product. Wyeth is also providing financial resources of approximately $9.5 million, of which we have recognized $2.2 million, for development of a multi-dose pen for subcutaneous RELISTOR. Revenue from such financial support has been reported as reimbursement revenue through March 31, 2011 under the Transition Agreement. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR after its distribution of the product ceases on agreed-upon terms and conditions, and Salix has agreed to purchase our inventory of subcutaneous RELISTOR on similar agreed-upon terms and conditions.

In addition to the FDA-approved indication for subcutaneous RELISTOR in advanced illness patients, we are also conducting clinical trials in individuals with non-cancer pain and, as part of our reacquisition of RELISTOR, assumed development responsibilities for an oral formulation of RELISTOR, also for non-cancer pain patients. Under our License Agreement, Salix has assumed all development responsibilities for RELISTOR, some of which, including preparation of the supplemental New Drug Application for subcutaneous RELISTOR in non-cancer pain patients and conduct of the ongoing phase 3 trial of oral methylnaltrexone in that patient population, we continue to perform at Salix’s direction pursuant to the License Agreement. The future parameters of such services will be embodied in a development plan contemplated by the Agreement, which is expected to be finalized in the second quarter of 2011.

Funding and Financial Matters. Under the License Agreement, we are reimbursed by Salix for full-time equivalents (FTE) and third-party expenses incurred and paid at its direction after February 3, 2011. For the three months ended March 31, 2011, we incurred approximately $13.0 million of RELISTOR related expenses. We expect to receive $5.1 million from Salix during the second quarter as reimbursement for expenses we paid in the first quarter and expect additional reimbursements from Salix for expenses we accrued in the first quarter and may accrue thereafter, as they are paid in future periods. We expect RELISTOR expenses and reimbursements to decline in the future as Salix assumes direct responsibility for expenses under third-party contracts we have assigned to it, and as the amount of work we perform decreases.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

We have recently commenced a Company-wide review and analysis of our various programs in principal areas of research and development. We may require additional funding to conduct programs that we choose to undertake or continue as a result of that evaluation or otherwise.  Such funding may involve collaboration agreements, license or sale transactions, or royalty sales or financings. We may also seek to raise additional capital through sales of common stock or other securities, and expect to continue funding some programs in part through government awards.

At March 31, 2011, we held $88.7 million in cash and cash equivalents, a $40.8 million increase from $47.9 million at December 31, 2010, and we expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. If, however, we are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations.

In April 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available. Purchases may be discontinued at any time. We did not repurchase any common shares during the three months ended March 31, 2011.

Our interim Consolidated Financial Statements included in this report have been prepared in accordance with applicable presentation requirements, and accordingly do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Our interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements, but do not include all disclosures required by GAAP.

2.  Revenue Recognition

We recognize revenue from all sources based on the provisions of the U.S. SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition. In October 2009, the FASB updated ASC 605 Revenue Recognition by specifying how to separate deliverables, in multiple-deliverable arrangements, and how to measure and allocate arrangement consideration to one or more units of accounting. As such, the delivered item(s) are separate units of accounting, provided (i) the delivered item(s) have value to a collaborator on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In April 2010, the FASB issued a separate update to ASC 605 which provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate. We adopted these updates on January 1, 2011.

There have been no other changes to our revenue recognition accounting policies as of and for the three months ended March 31, 2011, which policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

License Agreement with Salix – February 2011

Under our license agreement, Salix is responsible for further developing and commercializing subcutaneous RELISTOR, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations. Progenics has granted an exclusive license of relevant know-how, patent rights and technology to Salix, has assigned relevant third-party contracts, and is performing other transition-related activities. As of March 31, 2011, these ongoing transfer activities have not been completed. During the periods in which the transfer activities are ongoing and the development work is being planned, amounts received by us are recorded as deferred revenue.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

Transition Agreement with Wyeth – October 2009

Under the Transition Agreement, Wyeth’s license of Progenics technology under the original 2005 collaboration was terminated except as necessary for performance of its obligations during the transition period, and Wyeth returned the rights to RELISTOR that we had previously granted. During the transition, Wyeth has been obligated to pay all costs of commercialization of subcutaneous RELISTOR, including manufacturing costs, and has retained all proceeds from its sale of the products, subject to royalties that were due to us for sales prior to September 30, 2010. Decisions with respect to commercialization of the product during the transition period have been made solely by Wyeth.

Ono Agreement – October 2008

Ono is responsible for developing and commercializing subcutaneous RELISTOR in Japan, including conducting clinical development necessary to support regulatory marketing approval. Ono will own the filings and approvals relating to subcutaneous RELISTOR in Japan. Ono may request us to perform activities related to its development and commercialization responsibilities, beyond our participation in joint committees and specified technology transfer-related tasks, at its expense payable at the time we perform such services. Revenue earned from activities we perform for Ono is recorded in research and development revenue.

During the three months ended March 31, 2011, we recognized revenue of $1,058 from Wyeth and $25 from Ono for expenses eligible for reimbursement under the Wyeth Transition Agreement and Ono Agreement, respectively, and recorded deferred revenue of $60,000 for receipt of the upfront payment from Salix.

No royalties were payable during the first quarter of 2011, as a result of the Wyeth transition. During the three months ended March 31, 2010, we earned and recognized royalty income of $625, based on net sales of subcutaneous RELISTOR. We incurred and recognized $57 and $62, respectively, of royalty costs and expenses during the three months ended March 31, 2011 and 2010.

3.  Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2011 and 2010, we reported net losses and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended March 31, 2011
Basic and diluted	$(22,927)	33,273	$(0.69)
Three months ended March 31, 2010
Basic and diluted	$(18,583)	32,103	$(0.58)

For the three months ended March 31, 2011 and 2010, potential common shares which have been excluded from diluted per share amounts because their effect would have been anti-dilutive include the following:

	Three Months Ended March 31,
	2011		2010
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options	5,146	$14.10	4,766	$16.31
Restricted stock	29		34
Total	5,175		4,800

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

4.  Fair Value Measurements

Our available-for-sale investments consist of money market funds and auction rate securities and are recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these investments is recorded as a component of other comprehensive loss (see Note 2. Summary of Significant Accounting Policies - Fair Value Measurements in the notes to consolidated financial statements included in our 2010 Annual Report on Form 10-K).

The following tables present our available-for-sale investments measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, classified by valuation hierarchy:

		Fair Value Measurements at March 31, 2011
Investment Type	Balance at March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$82,974	$82,974	$-	$-
Auction rate securities	3,608	-	-	3,608
Total	$86,582	$82,974	$-	$3,608

		Fair Value Measurements at December 31, 2010
Investment Type	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$43,958	$43,958	$-	$-
Auction rate securities	3,608	-	-	3,608
Total	$47,566	$43,958	$-	$3,608

At March 31, 2011 we hold $3.6 million (4.2% of total assets measured at fair value) in auction rate securities which are classified as Level 3. The fair value of these securities includes $2.7 million of U.S. government subsidized securities collateralized by student loan obligations and $0.9 million of investment company perpetual preferred stock. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of March 31, 2011, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. We re-evaluated the valuation of these securities as of March 31, 2011 and the temporary impairment amount of $292.0 at March 31, 2011 was unchanged from December 31, 2010. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

For those of our financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the three months ended March 31, 2011 and 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010

Balance at beginning of period	$3,608	$3,792
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive income (loss) (1)	-	16
Settlements	-	(200)
Balance at end of period	$3,608	$3,608
(1) Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

5.  Accounts Receivable

	March 31, 2011	December 31, 2010
National Institutes of Health	$512	$468
Royalties	-	-
Research and development from collaborators	178	1,811
Other	34	4
Total	$724	$2,283

6.  Accounts Payable and Accrued Expenses

	March 31, 2011	December 31, 2010
Accounts payable	$348	$658
Accrued consulting and clinical trial costs	5,297	6,125
Accrued payroll and related costs	1,111	1,725
Legal and professional fees	1,021	1,116
Other	58	59
Total	$7,835	$9,683

7.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include indemnification provisions which in our judgment are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of March 31, 2011.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

8.  Recently Adopted Accounting Standards

In October 2009, the FASB issued ASU 2009-13 by specifying how to separate deliverables, in multiple-deliverable arrangements, and how to measure and allocate arrangement consideration to one or more units of accounting. As such, the delivered item(s) are separate units of accounting, provided (i) the delivered item(s) have value to a collaborator on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. This ASU is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

In April 2010, the FASB issued ASU 2010-17, which provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate and this guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.

We adopted these ASUs on January 1, 2011 (see Note 2. Revenue Recognition in the notes to these consolidated financial statements).

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

On February 3, 2011, we entered into an exclusive License Agreement with Salix by which Salix acquired the rights to RELISTOR worldwide except in Japan, where we have previously licensed to Ono Pharmaceutical the subcutaneous formulation of the drug. We received a $60.0 million upfront payment in cash and are eligible to receive development milestone payments of up to $90.0 million, contingent upon the achievement of specified U.S. regulatory approvals, and commercialization milestone payments of up to $200.0 million, contingent upon the achievement of specified U.S. sales targets. Salix must pay us royalties based on a percentage ranging from 15 to 19 percent of net sales by it and its affiliates, and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) it receives from sublicensees in respect of any country outside the U.S., as sublicensees commence their commercialization efforts. Salix is responsible for further developing and commercializing subcutaneous RELISTOR worldwide except in Japan, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations, and marketing and selling the product.

INDEX

Our sources of revenues for the three months ended March 31, 2011 and 2010 have been payments under our collaboration agreements and funds from research grants from the NIH related to our oncology and virology programs. In June 2008, we began recognizing royalty income from net sales by Wyeth of subcutaneous RELISTOR. To date, our product sales have consisted solely of limited revenues from the sale of research reagents and we expect that future sales will not significantly increase over current levels in the near future.

A majority of our expenditures to date have been for research and development activities. During the three months ended March 31, 2011, expenses for our RELISTOR research program increased to $13.0 million for the three months ended March 31, 2011 compared to $3.8 million for the same period in 2010. Expenses for our Cancer and HIV research programs decreased to $3.5 million and $1.0 million, respectively, compared to $4.6 million and $2.0 million, respectively for the same period in 2010.

In addition to the FDA-approved indication for subcutaneous RELISTOR in advanced illness patients, we are also conducting clinical trials in individuals with non-cancer pain and, as part of our reacquisition of RELISTOR, assumed development responsibilities for an oral formulation of RELISTOR, also for non-cancer pain patients. Under our License Agreement, Salix has assumed all development responsibilities for RELISTOR, some of which, including preparation of the supplemental New Drug Application for subcutaneous RELISTOR in non-cancer pain patients and conduct of the ongoing phase 3 trial of oral methylnaltrexone in that patient population, we continue to perform at Salix’s direction pursuant to the License Agreement. The future parameters of such services will be embodied in a development plan contemplated by the Agreement, which is expected to be finalized in the second quarter of 2011.

Under the License Agreement, we are reimbursed by Salix for full-time equivalents (FTE) and third-party expenses incurred and paid at its direction after February 3, 2011. For the three months ended March 31, 2011, we incurred approximately $13.0 million of RELISTOR related expenses. We expect to receive $5.1 million from Salix during the second quarter as reimbursement for expenses we paid in the first quarter and expect additional reimbursements from Salix for expenses accrued in the first quarter and may accrue thereafter, as they are paid in future periods. We expect RELISTOR expenses and reimbursements to decline in the future as Salix assumes direct responsibility for expenses under third-party contracts we have assigned to it, and as the amount of work we perform decreases.

We have recently commenced a Company-wide review and analysis of our various programs in principal areas of research and development. We may require additional funding to conduct programs that we choose to undertake or continue as a result of that evaluation or otherwise.  Such funding may involve collaboration agreements, licenses or sale transactions, or royalty sales or financings. We may also seek to raise additional capital through sales of common stock or other securities, and expect to continue funding some programs in part through government awards. We continue to monitor our program expenditures, including headcount levels, in conjunction with program and program candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term.

At March 31, 2011, we held $88.7 million in cash and cash equivalents, an increase of $40.8 million from $47.9 million at December 31, 2010. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. If, however, we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations.

Gastroenterology. Our first commercial product is RELISTOR, a first-in-class therapy for opioid-induced constipation approved for sale in over 50 countries worldwide, including the U.S., E.U., Canada and Australia. Marketing applications are pending elsewhere throughout the world.

Prior to the Salix license, RELISTOR was developed and commercialized worldwide except Japan by Progenics and Wyeth. Under our Transition Agreement ending that collaboration, Wyeth distributed RELISTOR worldwide other than Japan through March 31, 2011. Salix assumed responsibility for distributing RELISTOR in the U.S. on April 1, 2011 and Salix, Progenics and Wyeth are transitioning ex-U.S. commercialization on a country-by-country basis, during which Wyeth continues to supply product.

Under the Transition Agreement, Wyeth paid us $10.0 million in six quarterly installments through January 2011, and continued to pay royalties on 2010 ex-U.S. sales as provided in the 2005 collaboration agreement that were due to us prior to September 30, 2010. Wyeth also provided financial resources of approximately $9.5 million, of which we have recognized $2.2 million, for development of a multi-dose pen for subcutaneous RELISTOR. Revenue from this financial support for which we perform research and development is reported as reimbursement revenue from Wyeth through March 31, 2011, under the Transition Agreement. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR after its distribution of the product ceases on agreed-upon terms and conditions, and Salix has agreed to purchase our inventory of subcutaneous RELISTOR on similar agreed-upon terms and conditions.

INDEX

Our October 2008 out-license to Ono Pharmaceutical of the rights to subcutaneous RELISTOR in Japan is unaffected by the Salix License Agreement.

We have received U.S., E.U. and Canadian approvals to market RELISTOR in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers, and currently plan to coordinate the launch of that product with Salix in 2011.

We are also developing subcutaneous RELISTOR for treatment of OIC outside the advanced-illness setting, in individuals with non-cancer pain. Based on the results from a recently completed one-year, open-label safety study, together with results from a previous phase 3 efficacy trial, we plan to submit regulatory filings in the first half of 2011 in the U.S. for approval of subcutaneous RELISTOR to treat OIC in the non-cancer pain setting. Similar filings in the E.U. and elsewhere are dependent upon ex-U.S. partners.

As part of our reacquisition of RELISTOR, we assumed development responsibilities for an oral formulation of RELISTOR for the treatment of OIC in patients with non-cancer pain and are conducting a phase 3 trial of oral methylnaltrexone in this patient population, which pursuant to our License Agreement will continue as part of Salix’s development responsibilities for RELISTOR pursuant to the development plan contemplated by the Salix License Agreement.

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

Royalty and milestone payments will depend on success in development and commercialization of RELISTOR, which is dependent on many factors, such as the actions of Salix and its sublicensees, Ono and Wyeth (until completion of its responsibilities during the transition), decisions by the FDA and other regulatory bodies, the outcome of clinical and other testing of RELISTOR, and our own efforts. Many of these matters are outside our control. In particular, we cannot guarantee that Salix will be successful in furthering the development and commercialization of the RELISTOR franchise. We also cannot guarantee, in light of Wyeth’s limited obligations under the Transition Agreement, its acquisition by Pfizer and its limited ongoing commercial interest in the RELISTOR franchise, that Wyeth’s efforts during the transition will achieve any particular level of success in marketing and sales, regulatory approval or clinical development of subcutaneous RELISTOR.

In our other gastroenterology efforts, we are conducting preclinical research on novel monoclonal antibodies against toxins produced by the bacterium Clostridium difficile (C. difficile), the leading cause of hospital-acquired diarrhea in the U.S. and a recognized growing global public health challenge.

Oncology and Virology. We announced preliminary data from a phase 1 clinical trial of a fully human monoclonal ADC directed against PSMA for the treatment of prostate cancer and recently presented data from preclinical studies of novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors for the treatment of cancer. In the area of virology, we have been developing a viral-entry inhibitor -- a humanized monoclonal antibody, PRO 140 -- for HIV, the virus that causes AIDS, and are conducting a clinical trial of PRO 140 with outside funding. We are also evaluating hepatitis C virus entry inhibitors as possible development candidates. Advancement of PRO 140, including clinical trial efforts, is subject to obtaining additional outside funding, for which we have applied to government agencies.

INDEX

Results of Operations (amounts in thousands unless otherwise noted)

Revenues:

Our sources of revenue during the three months ended March 31, 2011 and 2010 included our 2009 Transition Agreement with Wyeth, our License Agreement with Ono, and our research grants from the National Institutes of Health (NIH) and, to a small extent, our sale of research reagents. Under the Salix Agreement, we received a $60 million upfront payment and recorded this amount as deferred revenue.

	Three Months Ended March 31,
Sources of Revenue	2011	2010	Percent Change

Research and development	$1,083	$213	408%
Royalty income	-	625	(100%)
Research grants	1,264	644	96%
Other revenues	41	41	0%
Total	$2,388	$1,523	57%

Research and development revenue:

Wyeth Collaboration. During the three months ended March 31, 2011 and 2010, we recognized $1,058 and $210, respectively, of revenue from Wyeth, as reimbursement of our expenses under the 2009 Transition Agreement.

Ono License Agreement. During the three months ended March 31, 2011 and 2010 we recorded $25 and $3, respectively, of reimbursement revenue for activities requested by Ono.

Royalty income. During the three months ended March 31, 2010 we earned and recognized $625 of royalty income from net sales by Wyeth of subcutaneous RELISTOR. No royalties were payable to us during the first quarter of 2011.

Global net sales of RELISTOR were $3.8 million for the three months ended March 31, 2011, with U.S. and ex-U.S. net sales constituting $2.3 million and $1.5 million, respectively. Global net sales of RELISTOR were $4.2 million for the three months ended March 31, 2010, comprised of $2.4 million of U.S. net sales and $1.8 million of ex-U.S. net sales.

Research grants. In September 2010, we were awarded a three-year NIH grant totaling $4.1 million to partially fund research and pre-clinical development of our humanized monoclonal antibodies against the disease-causing toxins produced by C. difficile. During the first quarter of 2011, we were awarded, on a subcontractor basis, a grant of $1.1 million, for HIV infection research being sponsored by the NIH.

Revenues from direct and indirect research grants from the NIH increased to $1,264 for the three months ended March 31, 2011 from $644 for the three months ended March 31, 2010, respectively. The increase in grant revenue resulted from higher reimbursable expenses in 2011 than in 2010.

Other revenues, primarily from orders for research reagents, of $41 for the three months ended March 31, 2011, was unchanged from the first quarter of 2010.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses increased to $19,600 for the three months ended March 31, 2011 from $12,770 for the same period of 2010, as follows:

	Three Months Ended March 31,
	2011	2010	Percent Change

Salaries and benefits	$ 4,855	$ 5,232	(7%)

Salaries and benefits decreased due to a decline in average headcount to 120 from 149 for the three months ended March 31, 2011 and 2010, respectively, in the research and development, manufacturing and clinical departments.

INDEX

	Three Months Ended March 31,
	2011	2010	Percent Change

Share-based compensation	$ 1,001	$ 1,559	(36%)

Share-based compensation decreased for the three months ended March 31, 2011 compared to the same period in 2010 due to lower restricted stock and stock option plan expenses, partially offset by an increase in the employee stock purchase plan expenses.

	Three Months Ended March 31,
	2011	2010	Percent Change

Clinical trial costs	$ 6,754	$ 752	798%

Clinical trial costs increased primarily due to higher expenses for RELISTOR ($6,579), from increased clinical trial activities for the oral methylnaltrexone phase 3 study, partially offset by decreases in Cancer ($478) and HIV ($99), all for the three months ended March 31, 2011 compared to the same period in 2010.

	Three Months Ended March 31,
	2011	2010	Percent Change

Laboratory and manufacturing supplies	$ 871	$ 415	110%

Laboratory and manufacturing supplies increased due to higher expenses for (i) Cancer ($363), due to an increase in expenses for PSMA ADC, (ii) Other projects ($67), and (iii) RELISTOR ($41), resulting from an increase in purchases of subcutaneous related supplies, partially offset by a decrease in HIV ($15), all for the three months ended March 31, 2011 compared to the same period in 2010.

	Three Months Ended March 31,
	2011	2010	Percent Change

Contract manufacturing and subcontractors	$ 2,930	$ 1,572	86%

Contract manufacturing and subcontractors increased due to higher (i) RELISTOR expenses ($1,276), due to oral methylnaltrexone phase 3 study, (ii) HIV expenses ($180), for HIV Vaccine, and (iii) Other ($42), partially offset by a decrease in Cancer ($140), due to lower contract manufacturing expenses for PSMA ADC, all for the three months ended March 31, 2011 compared to the same period in 2010. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended March 31,
	2011	2010	Percent Change

Consultants	$ 847	$ 234	262%

Consultants expense increased due to higher expenses for RELISTOR ($641) primarily related to subcutaneous formulation for non-cancer pain setting, partially offset by decreases in HIV ($19), Cancer ($3) and Other projects ($6), all for the three months ended March 31, 2011 compared to the same period in 2010. These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

INDEX

	Three Months Ended March 31,
	2011	2010	Percent Change

License fees	$ 364	$ 816	(55%)

License fees decreased due to lower expenses for HIV ($486), partially offset by higher expenses for RELISTOR ($34), all for the three months ended March 31, 2011 compared to the same period in 2010.

	Three Months Ended March 31,
	2011	2010	Percent Change

Royalty expense	$ 57	$ 62	(8%)

We incurred and recognized $57 and $62, respectively, of royalty costs and expenses during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010	Percent Change

Other operating expenses	$ 1,921	$ 2,128	(10%)

Other operating expenses decreased for the three months ended March 31, 2011 compared to the same period in 2010, primarily due to decreases in rent ($265) and facilities ($49), partially offset by increases in travel ($44) and other operating expenses ($63).

General and Administrative Expenses decreased to $5,197 for the three months ended March 31, 2011 from $6,474 for the same period of 2010, as follows:

	Three Months Ended March 31,
	2011	2010	Percent Change

Salaries and benefits	$ 2,157	$ 2,424	(11%)

Salaries and benefits decreased for the three months ended March 31, 2011 compared to the same period in 2010, due to a decline in average headcount to 36 from 42, in the general and administrative departments.

	Three Months Ended March 31,
	2011	2010	Percent Change

Share-based compensation	$ 494	$ 1,043	(53%)

Share-based compensation decreased due to a decline in stock option and restricted stock expenses, partially offset by an increase in employee stock purchase plan expenses, all for the three months ended March 31, 2011 compared to the same period in 2010.

	Three Months Ended March 31,
	2011	2010	Percent Change

Consulting and professional fees	$ 1,370	$ 1,764	(22%)

Consulting and professional fees decreased due to lower consultant ($154), legal patent ($182), legal ($98) and audit expenses ($8), which were partially offset by increases in tax accounting ($41), payroll servicing ($4) and public relations expenses ($3), all for the three months ended March 31, 2011 compared to the same period in 2010.

INDEX

	Three Months Ended March 31,
	2011	2010	Percent Change

Other operating expenses	$ 1,176	$ 1,243	(5%)

Other operating expenses decreased due to lower expenses for rent ($89), travel ($15) and investor relations ($39), partially offset by increases in other operating expenses ($76), all for the three months ended March 31, 2011 compared to the same period in 2010.

	Three Months Ended March 31,
	2011	2010	Percent Change

Depreciation and amortization	$ 536	$ 877	(39%)

Depreciation and amortization expense decreased to $536 for the three months ended March 31, 2011 from $877 for the three months ended March 31, 2010, primarily due to lower leasehold improvement amortization expenses.

Other income:

	Three Months Ended March 31,
	2011	2010	Percent Change

Interest income	$ 18	$ 15	20%

Interest income increased to $18 for the three months ended March 31, 2011 from $15 for the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, investment income increased to $18 from $16, respectively, due to higher average balance of cash equivalents in 2011 than in 2010. Amortization of premiums, net of discounts, was $0 and ($1) for the three months ended March 31, 2011 and 2010, respectively. Interest income, as reported, is primarily the result of investment income from our auction rate securities, decreased by the amortization of premiums we paid or increased by the amortization of discounts we received for those securities.

Income Taxes:

For the three months ended March 31, 2011, our book loss was $22,927. As a result of the $60.0 million upfront payment received under the Salix License Agreement, we have income for tax purposes, which we expect to fully offset with net operating loss carry-forwards. For the three months ended March 31, 2010, we had losses both for book and tax purposes.

Net Loss:

Our net loss was $22,927 for the three months ended March 31, 2011 compared to $18,583 for the same period of 2010.

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

INDEX

Our expenses and reimbursement revenue related to RELISTOR in the future will depend on the amount of research and development work we perform pursuant to the development plan contemplated by the Salix License Agreement, which is expected to be finalized in the second quarter of 2011. Under the License Agreement, we are reimbursed by Salix for full-time equivalents (FTE) and third-party expenses incurred and paid at its direction after February 3, 2011. For the three months ended March 31, 2011, we incurred approximately $13.0 million of RELISTOR related expenses. We expect to receive $5.1 million from Salix during the second quarter as reimbursement for expenses we paid in the first quarter and expect additional reimbursements from Salix for expenses we accrued in the first quarter and may accrue thereafter, as they are paid in future periods. We expect RELISTOR expenses and reimbursements to decline in the future as Salix assumes direct responsibility for expenses under third-party contracts we have assigned to it, and as the amount of work we perform decreases.

We have also recently commenced a Company-wide review and analysis of our various programs in principal areas of research and development. We continue to monitor our other program expenditures, including headcount levels, in conjunction with program and program candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future arrangements, or how they would affect our capital requirements. The consummation of other agreements would further allow us to advance other projects with current funds. Advancement of the PRO 140 program is subject to obtaining outside funding, for which we have applied to government agencies. While we have to date conducted PSMA ADC research and development on our own, we are considering as appropriate strategic collaborations with biopharmaceutical companies for PSMA ADC.

At March 31, 2011, we held $88.7 million in cash and cash equivalents, an increase of $40.8 million from $47.9 million at December 31, 2010. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at March 31, 2011, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $3.6 million. If, however, we are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations. Our cash flow from operating activities was positive for the period ended March 31, 2011, due to the receipt in 2011 of a $60.0 million upfront payment from Salix partially offset by expenditures on our research and development programs and general and administrative costs.  Our cash flow from operating activities was negative for the period ended March 31, 2010, due primarily to the excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants to fund such programs, as described below.

Sources of Cash

Operating Activities. During the three months ended March 31, 2011, we received $62.7 million under our collaborations, consisting of a $60.0 million up-front payment under the Salix License Agreement and $2.7 million under the Transition Agreement with Wyeth. During the three months ended March 31, 2010, we received $2.3 million under our collaborations, consisting of $1.7 million under the Transition Agreement with Wyeth and $0.6 million in royalties.

Under the Transition Agreement, Wyeth paid us $10.0 million in six quarterly installments through January 2011, and continued to pay royalties on 2010 ex-U.S. sales as provided in the 2005 collaboration agreement that were due to us prior to September 30, 2010. Royalties or other revenues from RELISTOR after this transition period will be dependent on Salix’s and its sublicensees’ commercialization efforts. Wyeth is also providing financial resources of approximately $9.5 million, of which we have recognized $2.2 million, which constitutes reimbursement for development of a multi-dose pen for subcutaneous RELISTOR. We have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR after its distribution of the product ceases on agreed-upon terms and conditions, and Salix has agreed to purchase our inventory of subcutaneous RELISTOR on similar agreed-upon terms and conditions.

Under our License Agreement with Ono, we are entitled to receive potential milestone payments, upon achievement of development milestones by Ono, of up to $20.0 million, commercial milestones and royalties on sales of subcutaneous RELISTOR in Japan. Ono is also responsible for development and commercialization costs for subcutaneous RELISTOR in Japan.

INDEX

We are partially funding research relating to C. difficile and HIV vaccine discovery programs through contracts with the NIH. In September 2010, we were awarded a three-year NIH grant totaling $4.1 million in support of the C. difficile program and in June 2009 were awarded a five-year NIH grant totaling up to $14.5 million for our HIV vaccine discovery program, subject to annual funding approvals and customary compliance obligations. During the three months ended March 31, 2011 and 2010, we recognized as revenue awards made by the NIH between 2008 and 2010, to partially fund some of our programs. For the three months ended March 31, 2011 and 2010, we received $1.2 million and $0.6 million, respectively, of revenue from all NIH awards.

Changes in Accounts receivable and Accounts payable for the periods ended March 31, 2011 and 2010 resulted from the timing of receipts from the NIH and Wyeth, and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Salix, Wyeth, Ono and from currently approved grants, we have no committed external sources of capital. Other than revenues from RELISTOR, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. Our investments in auction rate securities during the first quarter of 2011 and auction rate securities and corporate debt securities during the 2010 period covered by this report, are classified as available-for-sale. A substantial portion of our cash and cash equivalents ($88.7 million) which include money market funds ($83.0 million) are guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee program. Our auction rate securities ($3.6 million) include $2.7 million of securities collateralized by student loan obligations subsidized by the U.S. government. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector.

Financing Activities. During the three months ended March 31, 2011 and 2010, we received cash of $1.3 million and $1.1 million, respectively, from the exercise of stock options and from the sale of our common stock under our Purchase Plans. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under the Purchase Plans.

Under the Transition Agreement, Wyeth is providing financial resources of approximately $9.5 million, of which we have recognized $2.2 million, which constitutes reimbursement for development of a multi-dose pen for subcutaneous RELISTOR. This support, which has been made available by us to Salix under the Salix License Agreement, is ongoing and continues beyond the extended periods of Wyeth’s commercialization obligations; revenue from such financial support prior to the Salix License Agreement has been reported as reimbursement revenue from Wyeth under the Transition Agreement.

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

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs. We currently have major research and development programs in gastroenterology, oncology and virology, and are conducting several smaller research projects in oncology and virology.

Under the Transition Agreement, we have agreed to purchase Wyeth’s remaining inventory of subcutaneous RELISTOR at the end of its sales periods on agreed-upon terms and conditions, and Salix has agreed to purchase our inventory of subcutaneous RELISTOR on similar agreed-upon terms and conditions.

Our total expenses for research and development from inception through March 31, 2011 have been approximately $601.4 million. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties and the uncertainty of the specific nature of RELISTOR-related future arrangements and relationships following termination of the Wyeth collaboration, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

INDEX

For the three months ended March 31, 2011 and 2010, research and development costs, which do not reflect research and development amounts due to us under our collaborations, incurred by project were as follows:

	Three Months Ended March 31,
	2011	2010
	(in millions)
RELISTOR	$13.0	$3.8
Cancer	3.5	4.6
HIV	1.0	2.0
Other	2.1	2.4
Total	$19.6	$12.8

We may require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, fund operating expenses, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the three months ended March 31, 2011 and 2010, we spent $0.03 million and $0.01 million, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of March 31, 2011 for future payments under these agreements:

		Payments due by March 31,
	Total	2012	2013- 2014	2015- 2016	Thereafter
	(in millions)
Operating leases	$ 40.1	$ 3.3	$ 7.1	$ 8.3	$ 21.4
License and collaboration agreements (1)	86.4	1.2	1.7	2.9	80.6
Total	$ 126.5	$ 4.5	$ 8.8	$ 11.2	$ 102.0

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

INDEX

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

In October 2009, the FASB updated ASC 605 Revenue Recognition by specifying how to separate deliverables, in multiple-deliverable arrangements, and how to measure and allocate arrangement consideration to one or more units of accounting. As such, the delivered item(s) are separate units of accounting, provided (i) the delivered item(s) have value to a collaborator on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. In April 2010, the FASB issued a separate update to ASC 605 which provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate. We adopted these updates on January 1, 2011.

There have been no other changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2011, which are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our available-for-sale investments consist of money market funds and auction rate securities, all of which had interest rates that were variable and totaled $86.6 million at March 31, 2011. As a result, we do not believe that we have a material exposure to interest-rate risk.

At March 31, 2011, we continue to hold approximately $3.6 million (4.2% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments. The principal amount of these remaining auction rate securities will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of March 31, 2011 and the temporary impairment amount of $292.0 thousand at March 31, 2011 was unchanged from December 31, 2010. A 100 basis point increase to our internal analysis would result in an insignificant increase in the temporary impairment of these securities as of the three months ended March 31, 2011.

INDEX

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2010 and our other public reports. There were no material changes to these risk factors during the quarter ended March 31, 2011.

INDEX

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description

10.1†	License Agreement, dated as of February 3, 2011, by and between Salix Pharmaceuticals, Inc., the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Excelsior Life Sciences Ireland Limited.

10.2†
2010 Agreement Related to Progenics’ MNTX In-License, dated February 3, 2011, by and among the University of Chicago, acting on behalf of itself and ARCH Development Corporation, the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Salix Pharmaceuticals, Inc.

10.3‡	First Amendment to Employment Agreement, dated as of March 31, 2011, between the Registrant and Dr. Paul J. Maddon.

31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2
Certification of Robert A. McKinney, Chief Financial Officer and Senior Vice President, Finance and Operations (Principal Financial and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment requested as to certain portions omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: May 10, 2011	By:	/s/ Robert A. McKinney
Robert A. McKinney, CPA Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)