Form 10-Q
period 2011-06-30
PROGENICS PHARMACEUTICALS INC
filed 2011-08-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

                FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of August 3, 2011 there were 33,708,152 shares of common stock, par value $.0013 per share, of the registrant outstanding.

PROGENICS PHARMACEUTICALS, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)
(Unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$82,405	$47,918
Accounts receivable	5,459	2,283
Other current assets	1,145	1,801
Total current assets	89,009	52,002
Auction rate securities	3,516	3,608
Fixed assets, at cost, net of accumulated depreciation and amortization	4,909	5,878
Other assets	200	1,250
Total assets	$97,634	$62,738

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$6,043	$9,683
Deferred revenue – current	204	-
Other current liabilities	115	112
Total current liabilities	6,362	9,795
Deferred revenue – long term	264	-
Other liabilities	1,541	1,635
Total liabilities	8,167	11,430
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 80,000,000 shares authorized; issued – 33,791,795 in 2011 and 33,325,802 in 2010	44	43
Additional paid-in capital	458,944	453,353
Accumulated deficit	(366,496)	(399,055)
Accumulated other comprehensive loss	(284)	(292)
Treasury stock, at cost (200,000 shares in 2011 and 2010)	(2,741)	(2,741)
Total stockholders’ equity	89,467	51,308
Total liabilities and stockholders’ equity	$97,634	$62,738

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Collaboration revenue	$72,460	$880	$73,543	$1,093
Royalty income	527	581	527	1,206
Research grants	1,401	789	2,665	1,433
Other revenues	19	55	60	96
Total revenues	74,407	2,305	76,795	3,828

Expenses:
Research and development	13,302	10,659	32,481	22,551
License fees – research and development	88	291	452	1,107
General and administrative	4,952	5,680	10,149	12,154
Royalty expense	70	58	127	120
Depreciation and amortization	525	874	1,061	1,751
Total expenses	18,937	17,562	44,270	37,683

Operating income (loss)	55,470	(15,257)	32,525	(33,855)

Other income:
Interest income	16	16	34	31
Total other income	16	16	34	31

Net income (loss)	$55,486	$(15,241)	$32,559	$(33,824)

Net income (loss) per share - basic	$1.66	$(0.47)	$0.97	$(1.05)
Weighted-average shares - basic	33,510	32,396	33,397	32,251

Net income (loss) per share - diluted	$1.64	$(0.47)	$0.97	$(1.05)
Weighted-average shares - diluted	33,787	32,396	33,567	32,251

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2010	33,326	$43	$453,353	$(399,055)	$(292)	(200)	$(2,741)	$51,308
Comprehensive income:
Net income	-	-	-	32,559	-	-	-	32,559
Net change in unrealized loss on auction rate securities	-	-	-	-	8	-	-	8
Total comprehensive income								32,567
Compensation expenses for share-based payment arrangements	-	-	3,273	-	-	-	-	3,273
Issuance of restricted stock, net of forfeitures	(16)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	482	1	2,318	-	-	-	-	2,319
Balance at June 30, 2011	33,792	$44	$458,944	$(366,496)	$(284)	(200)	$(2,741)	$89,467

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive (Loss) Income	Shares	Amount	Total
Balance at December 31, 2009	32,142	$42	$439,943	$(329,330)	$(307)	(200)	$(2,741)	$107,607
Comprehensive loss:
Net loss	-	-	-	(33,824)	-	-	-	(33,824)
Net change in unrealized loss on marketable securities	-	-	-	-	15	-	-	15
Total comprehensive loss								(33,809)
Compensation expenses for share-based payment arrangements	-	-	4,817	-	-	-	-	4,817
Issuance of restricted stock, net of forfeitures	12	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	529	-	2,104	-	-	-	-	2,104
Balance at June 30, 2010	32,683	$42	$446,864	$(363,154)	$(292)	(200)	$(2,741)	$80,719

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$32,559	$(33,824)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,061	1,751
Expenses for share-based compensation awards	3,273	4,817
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(3,176)	1,437
Decrease (increase) in other current assets	656	(258)
Decrease in other assets	1,050	1,667
Decrease in accounts payable and accrued expenses	(3,640)	(358)
Increase in deferred revenue – current	204	-
Increase in deferred revenue – long term	264	-
(Decrease) increase in other liabilities	(91)	1,313
Net cash provided by (used in) operating activities	32,160	(23,455)
Cash flows from investing activities:
Capital expenditures	(92)	(1,284)
Sales/maturities of marketable securities	100	1,700
Net cash provided by investing activities	8	416
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under the Employee Stock Purchase Plan	2,319	2,104
Net cash provided by financing activities	2,319	2,104
Net increase (decrease) in cash and cash equivalents	34,487	(20,935)
Cash and cash equivalents at beginning of period	47,918	90,903
Cash and cash equivalents at end of period	$82,405	$69,968

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

Our first commercial product is RELISTOR® (methylnaltrexone bromide) subcutaneous injection, a first-in-class therapy for opioid-induced constipation approved for sale in the United States since 2008 and over 50 countries worldwide, including the European Union, Canada and Australia. Marketing applications are pending elsewhere throughout the world. We have licensed RELISTOR to Salix Pharmaceuticals, Inc., which is continuing development and commercialization worldwide except in Japan, where we have licensed to Ono Pharmaceutical Co., Ltd. the subcutaneous formulation of the drug.

In addition to the FDA-approved indication for advanced illness patients, we and Salix are continuing development efforts for the drug. We have recently submitted a supplemental New Drug Application (sNDA) for subcutaneous RELISTOR in non-cancer pain patients, and Salix has taken over responsibility for conduct of the ongoing phase 3 trial of oral methylnaltrexone in that patient population. Under our License Agreement, Salix has assumed development responsibilities for RELISTOR and we continue to perform limited development tasks at its direction pursuant to an agreed-upon development plan.

In connection with the Salix License Agreement, we received a $60.0 million upfront payment in cash and are eligible to receive (i) up to $90.0 million of development milestone payments upon achievement of specified U.S. regulatory approvals, (ii) up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iii) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates and (iv) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S.

RELISTOR was previously developed and commercialized by Progenics and Wyeth Pharmaceuticals, now a Pfizer Inc. subsidiary. Under our 2009 Transition Agreement, Wyeth continued to distribute RELISTOR in the U.S. until Salix assumed that responsibility on April 1, 2011. Salix, Progenics and Wyeth have transitioned the European territory marketing authorization and are transitioning other ex-U.S. commercialization (other than Japan) on a country-by-country basis, during which Wyeth continues to supply product. Wyeth is also providing financial resources to us and Salix of approximately $9.5 million, of which we have recognized $2.8 million, for development of a multi-dose pen for subcutaneous RELISTOR. Reimbursement from such financial support has been reported as collaboration revenue through June 30, 2011 under the Transition Agreement.

Funding and Financial Matters. The Salix License Agreement entitles us to upfront, milestone and sales related (royalty and revenue sharing) payments, as well as reimbursement by Salix for full-time equivalents (FTE) and third-party development expenses incurred and paid at its direction after February 3, 2011. We recorded payments received from Salix as deferred revenue during the periods in which transfer activities were ongoing or future development work was being planned; as a result, the $60.0 million upfront payment received in February was recorded as deferred revenue as of March 31, 2011. For the three months ended March 31, 2011 and June 30, 2011, we incurred approximately $13.0 million and $5.7 million, respectively, of RELISTOR related expenses for which we have received reimbursements totaling $7.7 million through June 30, 2011, and in respect of which we expect to receive $4.4 million during the third quarter. Now that we and Salix have agreed upon a RELISTOR development plan, we record payments from Salix as collaboration revenue. We expect RELISTOR expenses and reimbursements to decline substantially in the second half of 2011 since Salix has assumed direct responsibility for expenses under third-party contracts we have assigned to it, and we continue to perform limited development tasks.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

At June 30, 2011, we held $82.4 million in cash and cash equivalents, a $6.3 million decrease from the first quarter-end, and a $34.5 million increase from year-end 2010. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We may require additional funding in the future, and if we are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations. We are currently engaged in a Company-wide review and analysis of our various research and development programs and we may require additional funding to continue our current programs or conduct programs that we choose to undertake as a result of that evaluation.

In April 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available. Purchases may be discontinued at any time. We did not repurchase any common shares during the six months ended June 30, 2011.

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

2.  Revenue Recognition

We recognize revenue from all sources based on the provisions of the U.S. SEC’s Staff Accounting Bulletin No. 104 and ASC 605 Revenue Recognition. In October 2009, the FASB updated ASC 605 Revenue Recognition by specifying how to separate deliverables in multiple-deliverable arrangements, and how to measure and allocate arrangement consideration to one or more units of accounting. Under ASC 605, the delivered item(s) are separate units of accounting, provided (i) the delivered item(s) have value to a collaborator on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We adopted this update on January 1, 2011. In April 2010, the FASB issued a separate update to ASC 605 which provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate. This method is effective on a prospective basis for milestones achieved after January 1, 2011. We did not achieve any milestones between that date and June 30, 2011; after a milestone is achieved, we will determine whether or not to make a policy election to adopt the milestone method.

There have been no other changes to our revenue recognition accounting policies as of and for the six months ended June 30, 2011, which policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

License Agreement with Salix – February 2011

Under our license agreement, as described above, Salix is responsible for continuing development and commercialization of subcutaneous RELISTOR, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations. We have granted Salix an exclusive license of relevant know-how, patent rights and technology, assigned relevant third-party contracts, and performed substantially all of our other transition-related activities as of June 30, 2011. During the second quarter of 2011, we and Salix completed a number of tasks involved in enabling Salix to distribute RELISTOR in the U.S. and the European Union, as well as clinical and regulatory development related activities, and have agreed with Salix on research and development services we are to perform at Salix’s direction. We do not expect to perform any significant research and development activities after June 30, 2011.

In consideration of the $60.0 million upfront payment from Salix, we are responsible for delivering to Salix an exclusive license of relevant know-how, patent rights and technology and serving on joint committees provided for in the License Agreement. These deliverables, which have stand-alone value and represent separate units of accounting, include (i) the exclusive license which was delivered for revenue recognition purposes during the 2011 second quarter, (ii) performing reimbursable development services at Salix's direction during the 2011 second quarter, the period in which we and Salix finalized the development plan, and (iii) joint committee services, which we expect to perform through 2013. We determined that the license has stand-alone value as the license was delivered to Salix for revenue recognition purposes in the second quarter of 2011 and Salix is responsible for continuing research and development.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

We developed a best estimate of selling price for each deliverable as vendor-specific objective evidence and third-party evidence was not available. We allocated the best estimate of selling price, on a relative basis, to each of the three units of accounting as the $60.0 million upfront payment was the only payment from Salix which was fixed and determinable at the inception of the arrangement. As a result, $58.4 million, $1.1 million and $0.5 million was allocated to the license, reimbursable development services and our participation in the joint committees as provided in the License Agreement, respectively. We recognized $58.4 million for the license and relevant know-how, patent rights and technology and $1.1 million for the reimbursable development services, respectively, during the second quarter of 2011, the period in which we delivered these items and performed the development services. The $0.5 million for the joint committee services is recognized in collaboration revenue as such activities are performed in the future.

Transition Agreement with Wyeth – October 2009

Under the Transition Agreement, Wyeth’s license of Progenics’ technology under the original 2005 collaboration was terminated except as necessary for performance of its obligations during the transition period, and Wyeth returned the rights to RELISTOR that we had previously granted. During the transition, Wyeth has been obligated to pay all costs of commercialization of subcutaneous RELISTOR, including manufacturing costs, and has retained all proceeds from its sale of the products, subject to royalties that were due to us for sales prior to September 30, 2010. Decisions with respect to commercialization of the product during the transition period have been made solely by Wyeth.

Ono Agreement – October 2008

Ono is responsible for developing and commercializing subcutaneous RELISTOR in Japan, including conducting clinical development necessary to support regulatory marketing approval. Ono will own the filings and approvals related to subcutaneous RELISTOR in Japan. Ono may request us to perform activities related to its development and commercialization responsibilities, beyond our participation in joint committees and specified technology transfer-related tasks, at its expense payable at the time we perform such services. Revenue earned from activities we perform for Ono is recorded in collaboration revenue.

Collaboration Revenue

During the three and six months ended June 30, 2011, we recognized revenue of $71,884 (all in the second quarter) under the Salix License Agreement; $572 and $1,630, respectively, under the Wyeth Transition Agreement; and $4 and $29, respectively, under the Ono Agreement. Of the $60.0 million in deferred revenue as of March 31, 2011, we have recognized $59.5 million in collaboration revenue during the three and six months ended June 30, 2011, as described above. As of June 30, 2011, $204 and $264 is recorded in deferred revenue – current and long-term, respectively, which is attributable to joint committee services remaining to be completed under the License Agreement and is recognized in collaboration revenue as such activities are performed in the future, as described above.

RELISTOR Royalties

No royalties were due to us during the first quarter of 2011 and no ex-U.S. royalties were due to us during the second quarter of 2011, as a result of the Wyeth transition. During the three months ended June 30, 2011, we earned and recognized royalty income of $527, based on net U.S. sales of RELISTOR by Salix. During the three and six months ended June 30, 2010, we earned and recognized royalty income of $581 and $1,206, respectively, based on net sales of subcutaneous RELISTOR by Wyeth. We incurred and recognized $70 and $127, respectively, of royalty costs and expenses during the three and six months ended June 30, 2011 and $58 and $120, respectively during the three and six months ended June 30, 2010.

3.  Net Income (Loss) Per Share

Our basic net income (loss) per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2011, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect, determined using the treasury stock method, of potential common shares outstanding. For the three and six months ended June 30, 2010, we reported net losses and, therefore, potential common shares were not included since inclusion would have been anti-dilutive. The calculations of net income (loss) per share, basic and diluted, for these periods are as follows:

INDEX

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

	Net Income (Loss) (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended June 30, 2011
Basic	$55,486	33,510	$1.66
Diluted	$55,486	33,787	$1.64
Six months ended June 30, 2011
Basic	$32,559	33,397	$0.97
Diluted	$32,559	33,567	$0.97
Three months ended June 30, 2010
Basic and diluted	$(15,241)	32,396	$(0.47)
Six months ended June 30, 2010
Basic and diluted	$(33,824)	32,251	$(1.05)

For the three and six months ended June 30, 2011 and 2010, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended June 30,
	2011		2010
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Stock options	3,703	$16.91	4,698	$16.08
Restricted stock	-		24
Total	3,703		4,722

	Six Months Ended June 30,
	2011		2010
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Stock options	3,762	$16.72	4,732	$16.20
Restricted stock	-		34
Total	3,762		4,766

4.  Fair Value Measurements and Marketable Securities

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

INDEX

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

The following tables present our available-for-sale investments measured at fair value on a recurring basis, summarized by valuation hierarchy, as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at June 30, 2011
	Balance at June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$70,837	$70,837	$-	$-
Auction rate securities	3,516	-	-	3,516
Total	$74,353	$70,837	$-	$3,516

		Fair Value Measurements at December 31, 2010
	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$43,958	$43,958	$-	$-
Auction rate securities	3,608	-	-	3,608
Total	$47,566	$43,958	$-	$3,608

At June 30, 2011 we hold $3.5 million (4.7% of total assets measured at fair value) in auction rate securities which are classified as Level 3. The fair value of these securities includes $2.6 million of U.S. government subsidized securities collateralized by student loan obligations and $0.9 million of investment company perpetual preferred stock. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of June 30, 2011, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs, which consist of our internal analysis of (i) timing of expected future successful auctions, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. In re-evaluating the valuation of these securities as of June 30, 2011, the temporary impairment amount decreased to $284.0 at June 30, 2011 from $292.0 at December 31, 2010. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

For those of our financial instruments with significant Level 3 inputs (all auction rate securities), the following table summarizes the activities for the three and six months ended June 30, 2011 and 2010:
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended June 30,
Description	2011	2010

Balance at beginning of period	$3,608	$3,608
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive loss (1)	8	-
Settlements	(100))	-
Balance at end of period	$3,516	$3,608
(1) Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Six Months Ended June 30,
Description	2011	2010

Balance at beginning of period	$3,608	$3,792
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net loss	-	-
Included in comprehensive loss (1)	8	16
Settlements	(100)	(200)
Balance at end of period	$3,516	$3,608
(1) Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

INDEX

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or unless otherwise noted)

5.  Accounts Receivable

	June 30, 2011	December 31, 2010
Collaborators	$4,367	$1,811
Royalties	527	-
National Institutes of Health	522	468
Other	43	4
Total	$5,459	$2,283

6.  Accounts Payable and Accrued Expenses

	June 30, 2011	December 31, 2010
Accrued consulting and clinical trial costs	$2,788	$6,125
Accrued payroll and related costs	1,906	1,725
Legal and professional fees	723	1,116
Accounts payable	240	658
Other	386	59
Total	$6,043	$9,683

7.  Commitments and Contingencies

In the ordinary course of our business we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include indemnification provisions which in our judgment are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of June 30, 2011.

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

Additional information concerning Progenics and its business may be available in press releases or other public announcements and public filings made after this Report.

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

INDEX

In re-partnering our first commercial product, RELISTOR, with Salix Pharmaceuticals in the first quarter of 2011, we received a $60.0 million upfront payment in cash and are eligible to receive (i) up to $90.0 million of development milestone payments upon achievement of specified U.S. regulatory approvals, (ii) up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iii) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates and (iv) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S.

In addition to the second quarter $59.5 million in collaboration revenue pertaining to the $60.0 million upfront payment from Salix in the first quarter of 2011, our other sources of revenues for the three and six months ended June 30, 2011 and 2010 have been reimbursements under the Salix License Agreement and other collaboration agreements and funds from research grants from the National Institutes of Health (NIH) related to our oncology and virology programs. In June 2008, we began recognizing royalty income from net sales by Wyeth of subcutaneous RELISTOR. To date, our product sales have consisted solely of limited revenues from the sale of research reagents and we expect that future sales will not significantly increase over current levels in the near future.

A majority of our expenditures to date have been for research and development activities. For the three months ended June 30, 2011, our expenses for the RELISTOR research program increased to $5.7 million compared to $3.9 million for the same period in 2010. In this period expenses for our Cancer and HIV research programs increased to $3.8 million and $1.4 million, respectively, compared to $3.6 million and $1.3 million, respectively, for the same period in 2010.

For the first half of 2011 our expenses for the RELISTOR research program increased to $18.7 million compared to $7.7 million for the same period in 2010 primarily due to expenses related to the phase 3 study of oral methylnaltrexone and the submission of the sNDA for subcutaneous RELISTOR for non-cancer pain patients. Of this $18.7 million, we have received reimbursements totaling $7.7 million through June 30, 2011, and expect to receive an additional $4.4 million during the third quarter. Expenses for our Cancer and HIV research programs decreased to $7.3 million and $2.4 million for the first half of 2011, respectively, compared to $8.2 million and $3.3 million, respectively for the same period in 2010.

Under the Salix License Agreement, we are reimbursed for Salix approved full-time equivalents (FTE) and third-party expenses incurred and paid by us after February 3, 2011. We recorded payments we received from Salix as deferred revenue during the periods in which transfer activities were ongoing or future development work was being planned. For the three months ended March 31, 2011 and June 30, 2011, we incurred approximately $13.0 million and $5.7 million, respectively, of RELISTOR related expenses for which we have received reimbursements totaling $7.7 million through June 30, 2011, and in respect of which we expect to receive $4.4 million during the third quarter. As the development plan has been finalized, we now record such payments as collaboration revenue. We will not be reimbursed by Salix or Wyeth for $5.5 million of first half 2011 RELISTOR expenses incurred prior to the February Salix license agreement or otherwise not reimbursable under the license or the Wyeth Transition Agreement. We expect RELISTOR expenses and reimbursements to decline substantially in the second half of 2011 since Salix assumed direct responsibility for expenses under third-party contracts we have assigned to it, and we continue to perform limited development tasks.

At June 30, 2011, we held $82.4 million in cash and cash equivalents (excluding $3.5 million of auction rate securities), a $6.3 million decrease from $88.7 million at March 31, 2011, and a $34.5 million increase from $47.9 million at December 31, 2010. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We may require additional funding in the future, and if we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations. We are currently engaged in a Company-wide review and analysis of our various research and development programs and we may require additional funding to continue our current programs or conduct programs that we choose to undertake as a result of that evaluation. We continue to monitor our program expenditures, including headcount levels, in conjunction with current program and program candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term.

Gastroenterology. Our first commercial product is RELISTOR, a first-in-class therapy for opioid-induced constipation approved for sale in the United States since 2008 and over 50 countries worldwide, including the E.U., Canada and Australia. Marketing applications are pending elsewhere throughout the world. We have licensed RELISTOR to Salix, which is continuing development and commercialization worldwide except Japan, where we have licensed to Ono the subcutaneous formulation of the drug.

INDEX

In addition to the FDA-approved indication for advanced illness patients, we and Salix are continuing development efforts for the drug. We have recently submitted a sNDA for subcutaneous RELISTOR in non-cancer pain patients, and Salix has taken over responsibility for conduct of the ongoing phase 3 trial of oral methylnaltrexone in that patient population. Under our License Agreement, Salix assumed development responsibilities for RELISTOR and we continue to perform limited development tasks at its direction pursuant to an agreed-upon development plan.

Prior to the Salix license, RELISTOR was developed and commercialized by Progenics and Wyeth. Under our Transition Agreement ending that collaboration, Wyeth continued to distribute RELISTOR in the U.S. until Salix assumed that responsibility on April 1, 2011. Salix, Progenics and Wyeth transitioned the European territory marketing authorization and are transitioning other ex-U.S. commercialization (other than Japan) on a country-by-country basis, during which Wyeth continues to supply product. Wyeth is also providing financial resources to us and Salix of approximately $9.5 million, of which we have recognized $2.8 million, for development of a multi-dose pen for subcutaneous RELISTOR. Reimbursement from this financial support has been reported as collaboration revenue through June 30, 2011, under the Transition Agreement.

We have received U.S., E.U. and Canadian approvals to market RELISTOR in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers, and expect Salix to launch that product.

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

Royalty and milestone payments will depend on success in development and commercialization of RELISTOR, which in turn is dependent on many factors, such as the actions of Salix and its sublicensees, Ono and Wyeth (until completion of its responsibilities during the transition), decisions by the FDA and other regulatory bodies, the outcome of clinical and other testing of RELISTOR, and our own efforts. Most of these matters are substantially outside our control and none can be predicted with certainty.

In our other gastroenterology efforts, we are conducting preclinical research on novel monoclonal antibodies against toxins produced by the bacterium Clostridium difficile (C. difficile), the leading cause of hospital-acquired diarrhea in the U.S. and a recognized growing global public health challenge. In April 2011, we were awarded a five-year NIH grant totaling $5.7 million to partially fund research and preclinical development of this program.

Oncology and Virology. We announced preliminary data from a phase 1 clinical trial of a fully human monoclonal antibody-drug conjugate (ADC) directed against PSMA for the treatment of prostate cancer and recently presented data from preclinical studies of novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors for the treatment of cancer. In the area of virology, we have been developing a viral-entry inhibitor -- a humanized monoclonal antibody, PRO 140 -- for HIV, the virus that causes AIDS, and are conducting a clinical trial of PRO 140 with outside funding. We are also evaluating hepatitis C virus entry inhibitors as possible development candidates. Advancement of the PRO 140 program, including clinical trial efforts, is subject to obtaining additional outside funding.

Results of Operations (amounts in thousands unless otherwise noted)

Revenues:

Our sources of revenue during the three and six months ended June, 2011 and 2010 included our License Agreement with Salix, our Transition Agreement with Wyeth, our License Agreement with Ono, our research grants from the NIH and, to a small extent, our sale of research reagents.

	Three Months Ended June 30,				Six Months Ended June 30,
Sources of Revenue	2011	2010	Percent Change		2011	2010	Percent Change

Collaboration revenue	$72,460	$880	8,134%		$73,543	$1,093	6,629%
Royalty income	527	581	(9%	)	527	1,206	(56%	)
Research grants	1,401	789	78%		2,665	1,433	86%
Other revenues	19	55	(65%	)	60	96	(38%	)
Total	$74,407	$2,305	3,128%		$76,795	$3,828	1,906%

INDEX

Collaboration revenue:

Salix License Agreement. During the three and six months ended June 30, 2011, we recognized $71.9 million of revenue from Salix, which includes $59.5 million in previously deferred revenue in respect of its upfront payment under the License Agreement and $12.4 million as reimbursement of our expenses under the License Agreement. Of this amount, we received $67.2 million in cash during the first half of 2011 and expect to receive the remaining $4.4 million during the third quarter. As of June 30, 2011, $0.2 million and $0.3 million is recorded in deferred revenue – current and long-term, respectively, representing joint committee activities that remain to be completed.

Wyeth Collaboration. During the three months ended June 30, 2011 and 2010, we recognized $572 and $880, respectively, and during the six months ended June 30, 2011 and 2010, we recognized $1,630 and $1,090, respectively, of revenue from Wyeth, as reimbursement of our expenses under the 2009 Transition Agreement.

Ono License Agreement. During the three months ended June 30, 2011 and 2010 we recorded $4 and $0, respectively and during the six months ended June 30, 2011 and 2010 we recorded $29 and 3, respectively, of reimbursements as revenue for activities requested by Ono.

Royalty income. During the three months ended June 30, 2011 and 2010 we earned and recognized $527 and $581, respectively, and during the six months ended June 30, 2011 and 2010 we earned and recognized $527 and $1,206, respectively, of royalty income from net sales of subcutaneous RELISTOR reported to us by our collaborators. No royalties were due to us during the first quarter of 2011 and the royalties of $527 for second quarter 2011 are attributable to U.S. net sales by Salix.

Global net sales of RELISTOR were $5.2 million and $3.8 million for the three months ended June 30, 2011 and 2010, respectively, with U.S. and ex-U.S. net sales constituting $3.5 million and $1.7 million for the 2011 period, respectively, and $2.3 million and $1.5 million for the 2010 period, respectively. Global net sales of RELISTOR were $3.3 million, as adjusted, for the first quarter of 2011, with U.S. and ex-U.S. net sales representing $1.8 million and $1.5 million, respectively.

Global net sales of RELISTOR were $8.5 million and $8.0 million for the six months ended June 30, 2011 and 2010, respectively, with U.S. and ex-U.S. net sales constituting $5.3 million and $3.2 million for the 2011 period and $4.7 million and $3.3 million for the 2010 period, respectively. Approximately three-quarters of the increase from first to second quarter 2011 was attributable to volume and one-quarter was due to a price increase. The first quarter net U.S. sales amount was adjusted to exclude $0.5 million in inventory transfers between collaborators, originally reported as sales by Progenics' former partner.

Research grants. In September 2010, we were awarded a three-year NIH grant totaling $4.1 million and in April 2011, we were awarded a five-year NIH grant totaling $5.7 million, to partially fund research and preclinical development of our humanized monoclonal antibodies against the disease-causing toxins produced by C. difficile. During the first quarter of 2011, we were awarded, on a subcontractor basis, a grant of $1.1 million, for HIV infection research being sponsored by the NIH.

Revenues from direct and indirect research grants from the NIH increased to $1,401 for the three months ended June 30, 2011 from $789 for the three months ended June 30, 2010 and increased to $2,665 for the six months ended June 30, 2011 from $1,433 for the six months ended June 30, 2010. The increase in grant revenue resulted from new grant awards and higher reimbursable expenses in 2011 than in 2010.

Other revenues, primarily from orders for research reagents, decreased to $19 for the three months ended June 30, 2011 from $55 for the same period in 2010 and decreased to $60 for the six months ended June 30, 2011, from $96 for the same period in 2010.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses increased to $13,460 for the three months ended June 30, 2011 from $11,008 for the same period of 2010 and increased to $33,060 for the six months ended June 30, 2011 from $23,778 for the same period of 2010, as follows:

INDEX

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Salaries and benefits	$4,797	$4,616	4%	$9,652	$9,848	(2%)

Three Months: Salaries and benefits increased due to higher bonus expense, partially offset by a decrease due to a decline in average headcount to 117 from 138 for the three months ended June 30, 2011 and 2010, respectively, in the research and development, manufacturing and clinical departments.

Six Months: Salaries and benefits decreased due to a decline in average headcount to 119 from 145 for the six months ended June 30, 2011 and 2010, respectively, partially offset by higher bonus expense, in the research and development, manufacturing and clinical departments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Share-based compensation	$1,179	$1,091	8%	$2,180	$2,650	(18%)

Three Months: Share-based compensation increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to higher restricted stock expenses, partially offset by lower employee stock purchase plan and stock option plan expenses.

Six Months: Share-based compensation decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 due to lower restricted stock, stock option plan and employee stock purchase plan expenses.

For the three and six months ended June 30, 2011, research and development share-based compensation included restricted stock and option plan expenses from (i) accelerated vesting of outstanding awards to non-management employees in connection with a change in program eligibility and termination of the Company’s employee stock purchase plans (which we expect to result in a decline in future share-based compensation), and (ii) a shift in headcount from general and administrative departments to research and development.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Clinical trial costs	$2,518	$143	1,661%	$9,272	$895	936%

Three Months: Clinical trial costs increased primarily due to higher expenses for RELISTOR ($2,309), from increased clinical trial expenses including activities related to the oral methylnaltrexone phase 3 study and regulatory filing fees for the submission of the sNDA for subcutaneous RELISTOR, and Cancer ($83), partially offset by a decrease in HIV ($17), all for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Six Months: Clinical trial costs increased primarily due to higher expenses for RELISTOR ($8,887), from increased clinical trial expenses including activities related to the oral methylnaltrexone phase 3 study and regulatory filing fees for the submission of the sNDA for subcutaneous RELISTOR, partially offset by decreases in Cancer ($395) and HIV ($115), all for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

INDEX

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Laboratory and manufacturing supplies	$505	$552	(9%)	$1,376	$967	42%

Three Months: Laboratory and manufacturing supplies decreased due to lower expenses for RELISTOR ($65), resulting from a decrease in purchases of subcutaneous RELISTOR related supplies, and HIV ($50), partially offset by increases in Cancer ($12), due to an increase in expenses for PSMA ADC and Other projects ($56), all for the three months ended June 30, 2011 compared to the same period in 2010.

Six Months: Laboratory and manufacturing supplies increased due to higher expenses for Cancer ($374), resulting from an increase in expenses for PSMA ADC and Other projects ($123), partially offset by decreases in HIV ($65) and RELISTOR ($23), resulting from a decrease in purchases of subcutaneous RELISTOR related supplies, all for the six months ended June 30, 2011 compared to the same period in 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Contract manufacturing and subcontractors	$1,933	$1,504	29%	$4,863	$3,076	58%

Three Months: Contract manufacturing and subcontractors increased due to higher expenses for (i) HIV ($390), for HIV Vaccine, (ii) Other ($100) and (iii) Cancer ($49), partially offset by a decrease in RELISTOR expenses ($110), all for the three months ended June 30, 2011 compared to the same period in 2010.

Six Months: Contract manufacturing and subcontractors increased due to higher expenses for (i) RELISTOR ($1,167), due to purchases of subcutaneous RELISTOR related products, (ii) HIV ($570), for HIV Vaccine, and (iii) Other ($141), partially offset by a decrease in Cancer ($91), due to lower contract manufacturing expenses for PSMA ADC, all for the six months ended June 30, 2011 compared to the same period in 2010.

These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Consultants	$132	$567	(77%)	$979	$801	22%

Three Months: Consultants expenses decreased due to lower expenses for RELISTOR ($452) and HIV ($17) partially offset by increases in Cancer ($26) and Other projects ($8), all for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Six Months: Consultants expenses increased due to higher expenses for RELISTOR ($189), Cancer ($23) and Other projects ($2) partially offset by a decrease in HIV ($36), all for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

License fees	$88	$291	(70%)	$452	$1,107	(59%)

Three Months: License fees decreased primarily due to lower expenses for HIV ($181) and RELISTOR ($22), all for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Six Months: License fees decreased primarily due to lower expenses for HIV ($666) and Cancer ($1), partially offset by higher expenses for RELISTOR ($12), all for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

INDEX

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Royalty expense	$70	$58	21%	$127	$120	6%

Three Months: We incurred and recognized $70 and $58, respectively, of royalty costs and expenses during the three months ended June 30, 2011 and 2010.

Six Months: We incurred and recognized $127 and $120, respectively, of royalty costs and expenses during the six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Other operating expenses	$2,238	$2,186	2%	$4,159	$4,314	(4%)

Three Months: Other operating expenses increased for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily due to increases in other operating expenses ($168), insurance ($27) and travel ($13), partially offset by decreases in rent ($110) and facilities ($46).

Six Months: Other operating expenses decreased for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to decreases in rent ($376) and facilities ($95), partially offset by increases in other operating expenses ($231), travel ($57), and insurance ($28).

General and Administrative Expenses decreased to $4,952 for the three months ended June 30, 2011 from $5,680 for the same period of 2010 and decreased to $10,149 for the six months ended June 30, 2011 from $12,154 for the same period of 2010, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Salaries and benefits	$1,673	$1,958	(15%)	$3,830	$4,382	(13%)

Three Months: Salaries and benefits decreased for the three months ended June 30, 2011 compared to the same period in 2010, due to a decline in average headcount to 34 from 38, in the general and administrative departments.

Six Months: Salaries and benefits decreased for the six months ended June 30, 2011 compared to the same period in 2010, due to a decline in average headcount to 35 from 41, in the general and administrative departments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Share-based compensation	$599	$1,124	(47%)	$1,093	$2,167	(50%)

Three Months: Share-based compensation decreased due to a decline in restricted stock, stock option and employee stock purchase plans expenses, all for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Six Months: Share-based compensation decreased due to a decline in restricted stock, stock option and employee stock purchase plans expenses, all for the six months ended June 30, 2011 compared to the three months ended June 30, 2010.

For the three and six months ended June 30, 2011, share-based compensation reflected accelerated vesting in connection with termination of our employee stock purchase plans, as described under research and development expenses, above.

INDEX

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Consulting and professional fees	$1,450	$1,234	18%	$2,820	$2,996	(6%)

Three Months: Consulting and professional fees increased due to higher consultant ($613), tax accounting ($31) and other expenses ($34), which were partially offset by lower legal patent ($346) and legal expenses ($116), all for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Six Months: Consulting and professional fees decreased due to lower legal patent ($527) and legal expenses ($214), which were partially offset by higher consultant ($459), tax accounting ($72) and other expenses ($34), all for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Other operating expenses	$1,230	$1,364	(10%)	$2,406	$2,609	(8%)

Three Months: Other operating expenses decreased due to lower expenses for rent ($37), computer software ($29) and other operating expenses ($89), partially offset by an increase in recruiting ($21), all for the three months ended June 30, 2011 compared to the same period in 2010.

Six Months: Other operating expenses decreased due to lower expenses for rent ($126), investor relations ($30) and other operating expenses ($47), all for the six months ended June 30, 2011 compared to the same period in 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Depreciation and amortization	$525	$874	(40%)	$1,061	$1,751	(39%)

Three Months: Depreciation and amortization expense decreased to $525 for the three months ended June 30, 2011 from $874 for the three months ended June 30, 2010, primarily due to lower leasehold improvement amortization expenses.

Six Months: Depreciation and amortization expense decreased to $1,061 for the six months ended June 30, 2011 from $1,751 for the six months ended June 30, 2010, primarily due to lower leasehold improvement amortization expenses.

Other income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent Change	2011	2010	Percent Change

Interest income	$16	$16	0%	$34	$31	10%

Three Months: Interest income remained unchanged at $16 for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. For the three months ended June 30, 2011 and 2010, investment income remained unchanged at $16 and amortization of premiums, net of discounts was $0 for both periods.

Six Months: Interest income increased to $34 for the six months ended June 30, 2011 from $31 for the six months ended June 30, 2010. For the six months ended June 30, 2011 and 2010, investment income increased to $34 from $32, respectively, due to higher average balance of cash equivalents in 2011 than in 2010. Amortization of premiums, net of discounts, was $0 and ($1) for the six months ended June 30, 2011 and 2010, respectively.

Interest income, as reported, is primarily the result of investment income from our auction rate securities and money market funds, decreased by the amortization of premiums we paid or increased by the amortization of discounts we received for those securities.

INDEX

Income Taxes:

For the three and six months ended June 30, 2011, book income was $55,486 and $32,559, respectively. As a result of the $60.0 million upfront payment and $7.7 million in reimbursements received under the Salix License Agreement, we have income for tax purposes, which we expect to offset fully with net operating loss carry-forwards. For the three and six months ended June 30, 2010, we had losses both for book and tax purposes.

Liquidity and Capital Resources

We have to date relied principally on external funding, the Salix and Wyeth collaborations, royalty and product revenue to finance our operations. We have funded operations through private placements of equity securities, public offerings of common stock, payments received under collaboration agreements, funding under government research grants and contracts, interest on investments, proceeds from the exercise of outstanding options and warrants, and the sale of our common stock under our two employee stock purchase plans (Purchase Plans). Under the February 2011 Salix License Agreement, we received a $60.0 million upfront payment in cash and are eligible to receive development and commercialization milestones plus royalties on net sales and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from non-U.S. sublicensees.

We expect our expenses and reimbursement revenue related to RELISTOR to decline substantially in the second half of 2011, since Salix assumed direct responsibility for expenses under third-party contracts we have assigned to it, and we continue to perform limited development tasks. Under the Salix License Agreement, we are reimbursed for Salix approved full-time equivalents (FTE) and third-party development expenses incurred and paid by us after February 3, 2011. For the three months ended March 31, 2011 and June 30, 2011, we incurred approximately $13.0 million and $5.7 million, respectively, of RELISTOR related expenses for which we have received reimbursements totaling $7.7 million through June 30, 2011, and in respect of which we expect to receive $4.4 million during the third quarter. We will not be reimbursed by Salix or Wyeth for $5.5 million of first half 2011 RELISTOR expenses incurred prior to the February Salix license agreement or otherwise not reimbursable under the license or the Wyeth Transition Agreement.

At June 30, 2011, we held $82.4 million in cash and cash equivalents, a $6.3 million decrease from $88.7 million at March 31, 2011, and a $34.5 million increase from $47.9 million at December 31, 2010. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at June 30, 2011, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $3.5 million. We may require additional funding in the future, and if we are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations. We are currently engaged in a Company-wide review and analysis of our various research and development programs and we may require additional funding to continue our current programs or conduct programs that we choose to undertake as a result of that evaluation.

We continue to monitor our other program expenditures, including headcount levels, in conjunction with current program and program candidates that we choose or are obligated to undertake. We expect to continue to incur operating losses during the near term. We cannot forecast with any degree of certainty, however, which products or indications, if any, will be subject to future arrangements, or how they would affect our capital requirements. The consummation of other agreements would further allow us to advance other projects with current funds. Advancement of the PRO 140 program, including clinical trial efforts, is subject to obtaining additional outside funding. While we have to date conducted PSMA ADC research and development on our own, we are considering as appropriate strategic collaborations with biopharmaceutical companies for PSMA ADC.

Our cash flow from operating activities was positive for the six months ended June 30, 2011, due to the receipt in 2011 of a $60.0 million upfront and $7.7 million in reimbursement payments from Salix partially offset by expenditures on our research and development programs and general and administrative costs. Our cash flow from operating activities was negative for the six months ended June 30, 2010, due primarily to the excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants to fund such programs, as described below.

Sources of Cash

Operating Activities. During the six months ended June 30, 2011, we received $71.0 million under our collaborations, consisting of a $60.0 million up-front and $7.7 million in reimbursement payments under the Salix License Agreement and $3.3 million under the Transition Agreement with Wyeth. During the six months ended June 30, 2010, we received $5.4 million under our collaborations, consisting of $4.2 million under the Transition Agreement with Wyeth and $1.2 million in royalties.

INDEX

Under the Transition Agreement, Wyeth paid us $10.0 million in six quarterly installments through January 2011, and continued to pay royalties on 2010 ex-U.S. sales as provided in the 2005 collaboration agreement that were due to us prior to September 30, 2010. Royalties or other revenues from RELISTOR after this transition period will be dependent on Salix’s and its sublicensees’ commercialization efforts. Wyeth is also providing financial resources to us and Salix of approximately $9.5 million, of which we have recognized $2.8 million, for development of a multi-dose pen for subcutaneous RELISTOR.

Under our License Agreement with Ono, we are entitled to receive potential milestone payments, upon achievement of development milestones by Ono, of up to $20.0 million, commercial milestones and royalties on sales of subcutaneous RELISTOR in Japan. Ono is also responsible for development and commercialization costs for subcutaneous RELISTOR in Japan.

We are partially funding research relating to C. difficile and HIV vaccine discovery programs through awards from the NIH. In September 2010, we were awarded a three-year NIH grant totaling $4.1 million and in April 2011, we were awarded a five-year NIH grant totaling $5.7 million, in support of the C. difficile program. All grant awards are subject to annual funding approvals and customary compliance obligations. For the six months ended June 30, 2011 and 2010, we received $2.6 million and $1.4 million, respectively, of revenue from all NIH awards.

Changes in Accounts receivable and Accounts payable for the six months ended June 30, 2011 and 2010 resulted from the timing of receipts from the NIH, Salix, Wyeth and Ono, and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Salix, Wyeth, Ono and from currently approved grants, we have no committed external sources of capital. Other than revenues from RELISTOR, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. Our investments in auction rate securities during the first half of 2011 and auction rate securities and corporate debt securities during the first half of 2010 period covered by this report, are classified as available-for-sale. A substantial portion of our cash and cash equivalents at June 30, 2011, ($82.4 million) which include money market funds ($70.8 million) are guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee program. Our auction rate securities ($3.5 million) include $2.6 million of securities collateralized by student loan obligations subsidized by the U.S. government. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector.

Financing Activities. During the six months ended June 30, 2011 and 2010, we received cash of $2.3 million and $2.1 million, respectively, from the exercise of stock options and from the sale of our common stock under our Purchase Plans. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under the Purchase Plans.

Under the Transition Agreement, Wyeth is providing financial resources to us and Salix of approximately $9.5 million, of which we have recognized $2.8 million, which constitutes reimbursement for development of a multi-dose pen for subcutaneous RELISTOR. This support, which has been made available by us to Salix under the Salix License Agreement, is ongoing and continues beyond the extended periods of Wyeth’s commercialization obligations; reimbursement from such financial support prior to the Salix License Agreement has been reported as collaboration revenue from Wyeth under the Transition Agreement.

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

Our total expenses for research and development from inception through June 30, 2011 have been approximately $614.9 million. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties and the uncertainty of the specific nature of RELISTOR-related future arrangements and relationships following termination of the Wyeth collaboration, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

INDEX

For the six months ended June 30, 2011 and 2010, research and development costs, which do not reflect research and development amounts due to us under our collaborations, incurred by project were as follows:

	Six Months Ended June 30,
	2011	2010
	(in millions)
RELISTOR	$18.7	$7.7
Cancer	7.3	8.2
HIV	2.4	3.3
Other	4.7	4.6
Total	$33.1	$23.8

We may require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, fund operating expenses, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the six months ended June 30, 2011 and 2010, we spent $0.1 million and $1.3 million, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and licensing and collaboration agreements. The following table summarizes our contractual obligations as of June 30, 2011 for future payments under these agreements:

		Payments due by June 30,
	Total	2012	2013-2014	2015-2016	Thereafter
	(in millions)
Operating leases	$39.2	$3.3	$7.2	$8.4	$20.3
License and collaboration agreements (1)	86.6	1.3	4.0	0.6	80.7
Total	$125.8	$4.6	$11.2	$9.0	$101.0

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

INDEX

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

In October 2009, the FASB updated ASC 605 Revenue Recognition by specifying how to separate deliverables in multiple-deliverable arrangements, and how to measure and allocate arrangement consideration to one or more units of accounting. Under ASC 605, the delivered item(s) are separate units of accounting, provided (i) the delivered item(s) have value to a collaborator on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We adopted this update on January 1, 2011. In April 2010, the FASB issued a separate update to ASC 605 which provides quidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate. This method is effective on a prospective basis for milestones achieved after January 1, 2011. We did not achieve any milestones between that date and June 30, 2011; after a milestone is achieved, we will determine whether or not to make a policy election to adopt the milestone method.

There have been no other changes to our critical accounting policies and estimates as of and for the six months ended June 30, 2011, which are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, which requires that comprehensive income and the related components be presented in a single continuous statement or in two separate but consecutive statements. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the effect this ASU will have on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, which is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. The converged guidance specifies how to measure fair value and what disclosures to provide about fair value measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the effect this ASU will have on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our available-for-sale investments consist of money market funds and auction rate securities, all of which had interest rates that were variable and totaled $74.4 million at June 30, 2011. As a result, we do not believe that we have a material exposure to interest-rate risk.

At June 30, 2011, we continue to hold approximately $3.5 million (4.7% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments. The principal amount of these remaining auction rate securities will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

INDEX

The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of June 30, 2011 and the temporary impairment amount of $284.0 at June 30, 2011 decreased from $292.0 at December 31, 2010. A 100 basis point increase to our internal analysis would result in an insignificant increase in the temporary impairment of these securities as of the six months ended June 30, 2011.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2010 and our other public reports. There were no material changes to these risk factors during the six months ended June 30, 2011.

INDEX

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description

3.1(i)	Amended and Restated Certificate of Incorporation of the Registrant.

31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

PROGENICS PHARMACEUTICALS, INC.
Date: August 9, 2011	By:	/s/ Robert A. McKinney
Robert A. McKinney, CPA Chief Financial Officer Senior Vice President, Finance & Operations and Treasurer (Duly authorized officer of the Registrant and Principal Financial and Accounting Officer)