Form 10-Q
period 2012-03-31
PROGENICS PHARMACEUTICALS INC
filed 2012-05-08
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________

                FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

As of May 1, 2012, a total of 33,861,903 shares of common stock, par value $.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,099	$70,105
Accounts receivable	2,403	1,516
Other current assets	960	919
Total current assets	59,462	72,540
Auction rate securities	3,240	3,332
Fixed assets, at cost, net of accumulated depreciation and amortization	4,004	4,038
Other assets	200	200
Total assets	$66,906	$80,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,099	$6,331
Deferred revenue - current	204	204
Other current liabilities	115	115
Total current liabilities	4,418	6,650
Deferred revenue – long term	111	162
Other liabilities	963	1,497
Total liabilities	5,492	8,309
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 80,000,000 shares authorized; issued – 34,061,834 in 2012 and 34,046,409 in 2011	44	44
Additional paid-in capital	466,131	463,440
Accumulated deficit	(401,760)	(388,674)
Accumulated other comprehensive loss	(260)	(268)
Treasury stock, at cost (200,000 shares in 2012 and 2011)	(2,741)	(2,741)
Total stockholders’ equity	61,414	71,801
Total liabilities and stockholders’ equity	$66,906	$80,110

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Revenues:
Royalty income	$1,834	$-
Collaboration revenue	291	1,083
Research grants	86	1,264
Other revenues	15	41
Total revenues	2,226	2,388

Expenses:
Research and development	10,909	19,179
License fees – research and development	40	364
Royalty expense	185	57
General and administrative	3,721	5,197
Depreciation and amortization	472	536
Total expenses	15,327	25,333

Operating loss	(13,101)	(22,945)

Other income:
Interest income	15	18
Total other income	15	18

Net loss	$(13,086)	$(22,927)

Net loss per share – basic and diluted	$(0.39)	$(0.69)
Weighted-average shares – basic and diluted	33,761	33,273

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Net loss	$(13,086)	$(22,927)
Other comprehensive income:
Net change in unrealized loss on auction rate securities	8	-
Total other comprehensive income	8	-
Comprehensive loss	$(13,078)	$(22,927)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2011	34,046	$44	$463,440	$(388,674)	$(268)	(200)	$(2,741)	$71,801
Net loss	-	-	-	(13,086)	-	-	-	(13,086)
Other comprehensive income	-	-	-	-	8	-	-	8
Compensation expenses for share-based payment arrangements	-	-	2,609	-	-	-	-	2,609
Exercise of stock options	16	-	82	-	-	-	-	82
Balance at March 31, 2012	34,062	$44	$466,131	$(401,760)	$(260)	(200)	$(2,741)	$61,414

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2010	33,326	$43	$453,353	$(399,055)	$(292)	(200)	$(2,741)	$51,308
Net loss	-	-	-	(22,927)	-	-	-	(22,927)
Compensation expenses for share-based payment arrangements	-	-	1,495	-	-	-	-	1,495
Issuance of restricted stock, net of forfeitures	(10)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	283	1	1,271	-	-	-	-	1,272
Balance at March 31, 2011	33,599	$44	$456,119	$(421,982)	$(292)	(200)	$(2,741)	$31,148

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(13,086)	$(22,927)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	472	536
Gains on sales of fixed assets	(93)	-
Expenses for share-based compensation awards	2,609	1,495
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(887)	1,559
Decrease (increase) in other current assets	8	(467)
Decrease in other assets	-	1,050
Decrease in accounts payable and accrued expenses	(2,232)	(1,848)
Increase in other current liabilities	-	2
(Decrease) increase in deferred revenue – long term	(51)	60,000
(Decrease) increase in other liabilities	(534)	93
Net cash (used in) provided by operating activities	(13,794)	39,493
Cash flows from investing activities:
Capital expenditures	(518)	(29)
Proceeds from sales of fixed assets	124	-
Proceeds from redemption of auction rate securities	100	-
Net cash used in investing activities	(294)	(29)
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under employee stock purchase plans	82	1,272
Net cash provided by financing activities	82	1,272
Net (decrease) increase in cash and cash equivalents	(14,006)	40,736
Cash and cash equivalents at beginning of period	70,105	47,918
Cash and cash equivalents at end of period	$56,099	$88,654

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. (“Progenics,” “we” or “us”) is dedicated to the development of innovative medicines to treat disease. In 2011, we licensed our first commercial product, Relistor® (methylnaltrexone bromide) subcutaneous injection, to Salix Pharmaceuticals, Inc., a leading gastrointestinal disease specialty company. Salix is marketing Relistor directly through its specialty sales force in the U.S. and sublicensing the drug to regional companies elsewhere except Japan, where we have previously licensed to Ono Pharmaceutical Co., Ltd. the subcutaneous formulation of the drug. In addition to the FDA-approved indication for advanced illness patients, the U.S. Prescription Drug User Fee Act (PDUFA) action date for Salix’s pending supplemental New Drug Application (sNDA) for subcutaneous Relistor in non-cancer pain patients is now July 27, 2012. We and Salix also announced in December 2011 successful top-line data from the ongoing phase 3 trial of oral methylnaltrexone in non-cancer pain patients. Our current principal sources of revenue from operations are upfront, commercialization milestone, royalty and revenue-sharing payments from Salix’s Relistor operations.

Progenics also has proprietary research and development programs for drug candidates focused on oncology. Our principal product candidate is PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC) directed against prostate specific membrane antigen (PSMA), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. We expect that the ongoing phase 1 trial of PSMA ADC will be completed in 2012 and if the results are successful we plan to commence a phase 2 trial of PSMA ADC in advanced prostate cancer.

We are also conducting preclinical development work on novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors that may be effective in blocking signaling pathways that are critical in the growth of aggressive cancers. We are seeking to in-license or acquire opportunities in the oncology field and supportive, diagnostic and/or other areas complementary to these ongoing and prospective initiatives. As we have expanded our focus on oncology, we have terminated certain research efforts not within the Company’s oncology focus, and are working to out-license others, such as our PRO 140 and C.difficile programs.

Progenics commenced principal operations in 1988, became publicly traded in 1997 and throughout has been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. All of our operations are conducted at our facilities in Tarrytown, New York.

Relistor (methylnaltrexone bromide) subcutaneous injection is a first-in-class therapy for opioid-induced constipation (OIC) which we developed over the course of the last decade and since 2008 has been approved for sale in the United States and over 50 other countries worldwide, including countries in the European Union, Canada and Australia. Marketing applications are pending elsewhere throughout the world. Under our License Agreement, Salix is responsible for further developing and commercializing subcutaneous Relistor, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations of the drug. We have received under this Agreement a $60.0 million upfront cash payment and $0.2 million in respect of Salix ex-U.S. sublicensee revenue, and are eligible to receive (i) up to $40.0 million upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients, (ii) up to $50.0 million upon U.S. marketing approval of an oral formulation of Relistor, (iii) up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iv) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates, and (v) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. In the event that either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable upon annual U.S. sales first exceeding $100.0 million).

Funding and Financial Matters. At March 31, 2012, we held $56.1 million in cash and cash equivalents, a $14.0 million decrease from $70.1 million at December 31, 2011, and we expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We may require additional funding in the future. If we do not realize sufficient royalty or other revenue or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

In April 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available. Purchases may be discontinued at any time. We did not repurchase any common shares during the three months ended March 31, 2012.

Our interim Consolidated Financial Statements included in this report have been prepared in accordance with applicable presentation requirements, and accordingly do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Our interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements, but do not include all disclosures required by GAAP.

2.  Revenue Recognition

We recognize revenue from all sources based on the provisions of the SEC’s Staff Accounting Bulletin (SAB) No. 104 (SAB 104) and ASC 605 Revenue Recognition. Under ASC 605, the delivered items are separate units of accounting, provided (i) the delivered items have value to a collaborator on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. In April 2010, the FASB issued a separate update to ASC 605 which provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate. This method is effective on a prospective basis for milestones achieved after January 1, 2011.

There have been no changes to our revenue recognition accounting policies as of and for the three months ended March 31, 2012 which policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

License Agreement with Salix – February 2011

Under our license agreement, Salix is responsible for further developing and commercializing subcutaneous Relistor worldwide other than Japan, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations. We have granted Salix an exclusive license of relevant know-how, patent rights and technology, assigned relevant third-party contracts and we are responsible for serving on joint committees provided for in the License Agreement. We expect to perform joint committee services through 2013. We recognized $0.1 million and $0 million during the three months ended March 31, 2012 and 2011, respectively, and $59.6 million for the year ended December 31, 2011, all from the $60.0 million upfront payment. At March 31, 2012, the $0.3 million remaining deferred revenue, which pertains to joint committee services, will be recognized in collaboration revenue as such activities are performed in the future.

3.  Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. As of March 31, 2012 and 2011, our 79 and 331 shares, respectively, of unvested restricted stock outstanding have non-forfeitable rights to dividends. The allocation of 2012 and 2011 net losses to these participating securities pursuant to the two-class method is not material to both basic and diluted earnings per share. For the three months ended March 31, 2012 and 2011, we reported net losses and, therefore, potential common stock were not included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended March 31, 2012
Basic and diluted	$(13,086)	33,761	$(0.39)
Three months ended March 31, 2011
Basic and diluted	$(22,927)	33,273	$(0.69)

For the three months ended March 31, 2012 and 2011, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended March 31,
	2012		2011
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options	5,785	$12.46	5,146	$14.10
Restricted stock	96		29
Total	5,881		5,175

4.  Fair Value Measurements

Our auction rate securities are recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these investments is recorded as a component of other comprehensive loss (see Note 2. Summary of Significant Accounting Policies - Fair Value Measurements in the notes to consolidated financial statements included in our 2011 Annual Report on Form 10-K).

The following tables present our money market funds and auction rate securities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, classified by valuation hierarchy:

		Fair Value Measurements at March 31, 2012
Investment Type	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$50,182	$50,182	$-	$-
Auction rate securities	3,240	-	-	3,240
Total	$53,422	$50,182	$-	$3,240

		Fair Value Measurements at December 31, 2011
Investment Type	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$64,068	$64,068	$-	$-
Auction rate securities	3,332	-	-	3,332
Total	$67,400	$64,068	$-	$3,332

At March 31, 2012 we hold $3,240 in auction rate securities which are classified as Level 3. The fair value of these securities includes $2,300 of U.S. government subsidized securities collateralized by student loan obligations, with maturities greater than 10 years, and $940 of investment company perpetual preferred stock, without a stated maturity. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of March 31, 2012, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions or issuer calls of the securities, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. We use a discounted cash flow model to estimate the value of these auction rate securities and the unobservable inputs consist of a redemption period ranging from four to 17 years (weighted-average: 6.6 years) and discount rates ranging from 0.25% to 2.39% (weighted-average: 1.1%). Significant increases (decreases) in the redemption period or discount rates would result in a significantly lower (higher) fair value measurement. In re-evaluating the valuation of these securities as of March 31, 2012, the temporary impairment amount, the duration of which is greater than 12 months, decreased $8 from $268 at December 31, 2011, to $260, which is reflected as part of accumulated other comprehensive loss on our accompanying Consolidated Balance Sheets and based on such re-evaluation, we believe that we have the ability to hold these securities until recovery of fair value. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

For those of our financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the three months ended March 31, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31
Description	2012	2011

Balance at beginning of period	$3,332	$3,608
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains (losses)
Included in net loss	-	-
Included in other comprehensive loss	8	-
Settlements at par	(100)	-
Balance at end of period	$3,240	$3,608
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$-

5.  Accounts Receivable

	March 31, 2012	December 31, 2011
Royalties	$1,835	$1,279
Collaborators	480	77
Research grants	74	100
Other	14	60
Total	$2,403	$1,516

The increase in accounts receivable as of March 31, 2012 as compared to December 31, 2011, is primarily due to higher Relistor sales during the first quarter of 2012. In addition, during the first quarter we collected substantially all of our December 31, 2011 accounts receivable balances.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

6.  Accounts Payable and Accrued Expenses

	March 31, 2012	December 31, 2011
Accrued consulting and clinical trial costs	$1,750	$1,637
Accrued payroll and related costs	1,130	3,149
Restructuring accrual	130	731
Legal and professional fees	594	371
Accounts payable	309	309
Other	186	134
Total	$4,099	$6,331

Accounts payable and accrued expenses decreased as of March 31, 2012, compared to year end, primarily due to the payment of 2011 accrued bonuses in the first quarter of 2012.

7. Restructuring

In the third and fourth quarters of 2011, we reduced headcount resulting in a restructuring accrual of $1.3 million of severance and related benefits, which are being paid during the period from October 2011 through August 2012. We incurred other exit and contract termination costs, including expenses related to a lease amendment and consolidation of employees within reduced facility space.

Activity in the restructuring accrual, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets and research and development and general and administrative expenses in the Consolidated Statements of Operations, is specified below.

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2011	$571	$6	$154	$731
Additions, net	-	122	3	125
Payments	(456)	(123)	(147)	(726)
Balance at March 31, 2012	$115	$5	$10	$130

8.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include indemnification provisions which in our judgment are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of March 31, 2012.

On March 14, 2012, Progenics and Vice Chairman Paul Maddon entered into an agreement for his retirement from full-time employment. In connection with this agreement, Progenics incurred $2.1 million in salary and related benefits expenses and $1.6 million non-cash equity vesting expenses, and of these amounts together $0.2 million and $3.5 million were expensed in the fourth quarter of 2011 and first quarter of 2012, respectively. Progenics paid $2.0 million cash in respect of these expenses during the first quarter of 2012.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

9.  Recently Adopted Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, which requires that comprehensive income and the related components be presented in a single continuous statement or in two separate but consecutive statements. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except for the deferral of the effective date related to the presentation of reclassification of items out of accumulated other comprehensive income under ASU No. 2011-12, which was issued in January 2012. We adopted this new standard and applied it retrospectively on January 1, 2012 and it had no material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, which is the result of joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework. The converged guidance specifies how to measure fair value and what disclosures to provide about fair value measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. We adopted this new standard on January 1, 2012 and it had no material impact on our consolidated financial statements.

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

Our first commercial drug is Relistor®, for the treatment of opioid induced constipation (OIC) in patients with advanced illnesses, such as cancer. OIC is the constipation that often arises when patients take opioids for pain relief. Relistor is the only prescription medicine approved in the United States to treat this form of constipation. Relistor subcutaneous injection is now approved in the U.S. and over 50 other countries around the world. In the U.S. Relistor is marketed by our commercial partner Salix Pharmaceuticals, a leading specialty pharmaceutical company focusing on gastrointestinal diseases; it is sold outside the U.S. by sublicensees of Salix. Our partner Ono Pharmaceutical is currently developing subcutaneous Relistor for Japan. Our current principal sources of revenue from operations are upfront, commercialization milestone, royalty and revenue-sharing payments from Salix’s Relistor operations.

INDEX

Together with Salix we have applied to the U.S. Food and Drug Administration to expand the population that can be treated with subcutaneous Relistor to include patients taking opioids for non-cancer pain, and who suffer from OIC as a result. This population includes patients taking opioids for conditions such as back pain or joint pain. The action date on this marketing application under the U.S. Prescription Drug User Fee Act (PDUFA) is now July 27, 2012. We also announced in December 2011, results from a phase 3 clinical test of an oral form of Relistor, in which the efficacy of oral methylnaltrexone was comparable to that reported in clinical studies of subcutaneous methylnaltrexone in subjects with chronic, non-cancer pain, and the overall observed safety profile in patients treated was comparable to placebo.

Our lead oncology product candidate is PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC) directed against prostate specific membrane antigen (PSMA), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. We are conducting a phase 1 clinical trial of PSMA ADC for the treatment of prostate cancer which we expect will be completed in 2012, and if the results are successful we plan then to commence a phase 2 trial of PSMA ADC in advanced prostate cancer. As a part of our work in oncology, we are also conducting preclinical development of novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors. We believe these compounds may be effective in blocking signaling pathways that are critical in the growth of aggressive cancers, particularly RAS-mutated tumors. With our focus on the development of medicines to treat cancer, we are seeking opportunities to expand our oncology pipeline through in-licensing and acquisitions. We have discontinued most of our work on programs outside of this focus and are working to out-license them.

Our sources of revenues for the three months ended March 31, 2012 and 2011 have been payments under our collaboration agreements, including royalties, and funds from NIH research grants for expenses incurred in respect of programs we are seeking to out-license. Salix, Progenics and former collaborator Wyeth have transitioned U.S., European and other marketing authorizations and are transitioning additional commercialization outside of the U.S. and Japan. Salix has secured distribution and marketing partners for Relistor in Europe and has granted a license to Link Medical Products Pty Limited for distribution in Australia, New Zealand, South Africa and certain other markets in Asia. Royalty income is based on net sales reported by Salix. Salix is continuing its efforts to secure additional distribution partners and/or sublicensees. To date, our product sales have consisted solely of limited revenues from the sale of research reagents and we expect that those sales will not significantly increase over current levels in the near future.

A majority of our expenditures to date have been for research and development activities. In light of our strategic focus on oncology, our research and development project categories are Oncology, Relistor and Other, a change from Cancer, Relistor, HIV and Other in prior years. During the three months ended March 31, 2012, expenses for Oncology, primarily related to PSMA ADC, were $8.4 million compared to $4.2 million in 2011. Expenses for Relistor and Other research programs were $0.8 million and $1.9 million, respectively, during the three months ended March 31, 2012 compared to $13.0 million and $2.4 million, respectively, for the same period in 2011. We expect to incur significant development expenses for our PSMA ADC product candidate as this clinical trial progresses, while expenses related to Relistor will depend on the amount of research and development work we perform upon requests by Salix or Ono.

At March 31, 2012, we held $56.1 million in cash and cash equivalents, a decrease of $14.0 million from $70.1 million at December 31, 2011. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We may require additional funding in the future, and if we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations. We expect to incur operating losses during the near term. At March 31, 2012, cash, cash equivalents and auction rate securities decreased $14.1 million to $59.3 million from $73.4 million at December 31, 2011.

Relistor. Relistor has been approved by regulatory authorities in the U.S., countries in the European Union, Canada and Australia since 2008 for treatment of OIC in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient. Marketing applications are pending elsewhere throughout the world.

Under our 2011 License Agreement, Salix is responsible for further developing and commercializing subcutaneous Relistor, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations of the drug. In 2011, we received under this Agreement a $60.0 million upfront cash payment and $0.2 million in respect of Salix ex-U.S. sublicensee revenue and are eligible to receive (i) up to $40.0 million upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients, (ii) up to $50.0 million upon U.S. marketing approval of an oral formulation of Relistor, (iii) up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iv) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates, and (v) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. In the event that either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable upon annual U.S. sales first exceeding $100.0 million).

INDEX

Salix, Progenics, and Progenics’ former collaborator Wyeth have transitioned U.S., European and other marketing authorizations and are transitioning additional commercialization outside the U.S. and Japan. Salix has secured distribution and marketing partners for Relistor in the European territory and has licensed Link Medical Products Pty Limited for distribution in Australia, New Zealand, South Africa and certain other markets in Asia. Salix is continuing efforts to secure additional distribution partners and/or sublicensees. Royalty income is based on net sales reported by Salix. Under the Transition Agreement, Wyeth paid us $10.0 million in six quarterly installments through January 2011. Wyeth also provided financial resources for the development of a multi-dose pen for subcutaneous Relistor for which we recognized $1.1 million during the three months ended March 31, 2011.

Together with Salix we have applied to the FDA to expand the population that can be treated with subcutaneous Relistor to include patients taking opioids for non-cancer pain, and who suffer from OIC as a result. This population includes patients taking opioids for conditions such as back pain or joint pain. We have also received U.S., E.U. and Canadian approvals to market Relistor in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers, and Salix introduced that product in the first quarter of 2012. Ono may request us to perform activities related to its development and commercialization responsibilities beyond our participation in joint committees and specified technology transfer related tasks which will be at its expense, and reimbursable at the time we perform these services.

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

Oncology. We recently announced a summary of current interim results from an ongoing phase 1 clinical trial of a fully human monoclonal ADC directed against PSMA for the treatment of prostate cancer and presented data from preclinical studies of novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors for the treatment of cancer.

Results of Operations (amounts in thousands unless otherwise noted)

During the three months ended March 31, 2012 and 2011, our net losses from operations were $13,086 and $22,927, respectively.  Revenues and interest income for the three months ended March 31, 2012 were $2,226 and $15, respectively, compared to $2,388 and $18 for the same period in 2011. Expenses during the three months ended March 31, 2012 and 2011, were $15,327 and $25,333, respectively.

Revenues:

Our sources of revenue during the three months ended March 31, 2012 and 2011 included our License Agreement with Salix, Transition Agreement with Wyeth, our License Agreement with Ono, our research grants from the NIH and, to a small extent, our sale of research reagents.

	Three Months Ended March 31,
Sources of Revenue	2012	2011	Percent Change

Royalty income	$1,834	$-	100%
Collaboration revenue	291	1,083	(73%)
Research grants	86	1,264	(93%)
Other revenues	15	41	(63%)
Total	$2,226	$2,388	(7%)

INDEX

Royalty income. During the three months ended March 31, 2012 we recognized $1,834 of royalty income based on net sales of Relistor reported by Salix or its sublicensees. No royalties were payable to us during the first quarter of 2011.

	Relistor Net Sales Reported by Collaborators
	Three Months Ended March 31,
	2012	2011
U.S.	$11,300	$1,800
Ex-U.S.	1,000	1,500
Global	$12,300	$3,300

Collaboration revenue:

Salix Collaboration. During the three months ended March 31, 2012, we recognized $289 of revenue from Salix, which includes $51 from the $60,000 upfront cash payment under the License Agreement and $238 as reimbursement of our expenses, in accordance with the License Agreement. As of March 31, 2012, $204 and $111 are recorded in deferred revenue – current and long-term, respectively. During the three months ended March 31, 2011, we recognized $1,058 of revenue from Wyeth, our collaborator before Salix, as reimbursement of our expenses under the 2009 Transition Agreement. We received no such reimbursement in 2012.

Ono Collaboration. During the three months ended March 31, 2012 and 2011, we recognized $2 and $25, respectively, of reimbursement revenue for activities requested by Ono under the 2008 Ono Agreement.

Research grants. During the three months ended March 31, 2012 and 2011, we recognized $86 and $1,264, respectively, as revenue from federal government grants by the NIH to partially offset costs related to our research and development programs. The decrease in grant revenue resulted from lower reimbursable expenses in 2012 than in 2011. We expect a further decline in the NIH reimbursable expenses for programs we are working to out-license.

Other revenues, primarily from orders for research reagents, decreased to $15 for the three months ended March 31, 2012, from $41 for the same period in 2011.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $11,134 for the three months ended March 31, 2012 from $19,600 for the same period of 2011, as follows:

	Three Months Ended March 31,
	2012	2011	Percent Change

Salaries and benefits	$ 5,763	$ 4,855	19%

Salaries and benefits increased due to expenses of $1,804 incurred in the first quarter of 2012 in connection with Vice Chairman Paul Maddon’s retirement agreement, which were partially offset by a decrease due to a decline in average headcount to 79 from 120 for the three months ended March 31, 2012 and 2011, respectively, in the research and development departments.

	Three Months Ended March 31,
	2012	2011	Percent Change

Share-based compensation	$ 2,288	$ 1,001	129%

Share-based compensation increased for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the acceleration of options and restricted stock expenses of $1,638 resulting from Dr. Maddon’s retirement agreement, partially offset by lower restricted stock expenses and lower employee stock purchase plan expenses, due to the termination of the Company’s employee stock purchase plans in 2011.

INDEX

	Three Months Ended March 31,
	2012	2011	Percent Change

Clinical trial costs	$ 590	$ 6,754	(91%)

Clinical trial costs decreased primarily due to lower expenses for Relistor ($6,563), from decreased clinical trial expense activities related to the oral methylnaltrexone phase 3 study, and Other ($37), partially offset by increased expenses in Oncology ($436), primarily related to PSMA ADC, all for the three months ended March 31, 2012 compared to the same period in 2011.

	Three Months Ended March 31,
	2012	2011	Percent Change

Laboratory and manufacturing supplies	$ 196	$ 871	(77%)

Laboratory and manufacturing supplies decreased due to lower expenses in (i) Oncology ($311), resulting from a decline in manufacturing supplies for PSMA ADC, (ii) Other ($301), and (iii) Relistor ($63), all for the three months ended March 31, 2012 compared to the same period in 2011.

	Three Months Ended March 31,
	2012	2011	Percent Change

Contract manufacturing and subcontractors	$ 844	$ 2,930	(71%)

Contract manufacturing and subcontractors decreased due to lower expenses for Relistor ($1,894), resulting from a decrease in purchases of subcutaneous Relistor related products, and Other ($312), partially offset by an increase in Oncology ($120), all for the three months ended March 31, 2012 compared to the same period in 2011. These expenses are related to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended March 31,
	2012	2011	Percent Change

Consultants	$ 110	$ 847	(87%)

Consultants expense decreased due to lower expenses for Relistor ($767), primarily related to the sNDA submission for subcutaneous Relistor in non-cancer pain patients, partially offset by higher expenses for Oncology ($17) and Other programs ($13), all for the three months ended March 31, 2012 compared to the same period in 2011. These expenses are related to the monitoring of clinical trials as well as the analysis of data from completed clinical trials and vary as the timing and level of such services are required.

	Three Months Ended March 31,
	2012	2011	Percent Change

License fees	$ 40	$ 364	(89%)

License fees decreased due to lower expenses for Relistor ($174) and Other ($151), all for the three months ended March 31, 2012 compared to the same period in 2011.

INDEX

	Three Months Ended March 31,
	2012	2011	Percent Change

Royalty expense	$ 185	$ 57	225%

We recognized $185 and $57, respectively, of royalty expenses during the three months ended March 31, 2012 and 2011, due to increased net sales of Relistor in 2012.

	Three Months Ended March 31,
	2012	2011	Percent Change

Other operating expenses	$ 1,118	$ 1,921	(42%)

Other operating expenses decreased for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to decreases in rent ($737), travel ($41) and other operating expenses ($182), partially offset by increases in facilities ($135) and insurance ($22).

General and Administrative Expenses decreased to $3,721 for the three months ended March 31, 2012 from $5,197 for the same period of 2011, as follows:

	Three Months Ended March 31,
	2012	2011	Percent Change

Salaries and benefits	$ 1,799	$ 2,157	(17%)

Salaries and benefits decreased for the three months ended March 31, 2012 compared to the same period in 2011, due to a decline in average headcount to 28 from 36, in the general and administrative departments.

	Three Months Ended March 31,
	2012	2011	Percent Change

Share-based compensation	$ 321	$ 494	(35%)

Share-based compensation decreased due to lower restricted stock expenses and lower employee stock purchase plan expenses, due to the termination of the Company’s employee stock purchase plans in 2011, partially offset by higher stock option expenses, all for the three months ended March 31, 2012 compared to the same period in 2011.

	Three Months Ended March 31,
	2012	2011	Percent Change

Consulting and professional fees	$ 628	$ 1,370	(54%)

Consulting and professional fees decreased due to lower patent ($335), consulting ($315), audit ($56) and other fees ($70), partially offset by legal fees of $34 incurred in connection with Dr. Maddon’s retirement, all for the three months ended March 31, 2012 compared to the same period in 2011.

	Three Months Ended March 31,
	2012	2011	Percent Change

Other operating expenses	$ 973	$ 1,176	(17%)

Other operating expenses decreased due to lower expenses for rent ($244), investor relations ($16) and other operating expenses ($81), partially offset by an increase in recruiting ($138), all for the three months ended March 31, 2012 compared to the same period in 2011.

INDEX

	Three Months Ended March 31,
	2012	2011	Percent Change

Depreciation and amortization	$ 472	$ 536	(12%)

Depreciation and amortization expense decreased to $472 for the three months ended March 31, 2012 from $536 for the three months ended March 31, 2011, primarily due to lower machinery and equipment fixed assets balances.

Other income:

	Three Months Ended March 31,
	2012	2011	Percent Change

Interest income	$ 15	$ 18	(17%)

Interest income decreased to $15 for the three months ended March 31, 2012 from $18 for the three months ended March 31, 2011, due to lower average balance of cash equivalents in 2012 than in 2011.

Income Taxes:

For the three months ended March 31, 2012 and 2011, our pre-tax losses were $13,086 and $22,927, respectively. As a result of the $60,000 Salix upfront cash payment received in 2011, we had taxable income in 2011, which has been offset fully with net operating loss carry-forwards.

Net Loss:

Our net loss was $13,086 for the three months ended March 31, 2012 compared to $22,927 for the same period of 2011.

Liquidity and Capital Resources

We have to date funded operations principally through payments received from private placements of equity securities, public offerings of common stock, collaborations, grants and contracts, royalties, interest on investments, and proceeds from the exercise of outstanding options and warrants.

Under the Salix License Agreement, we received in 2011 a $60,000 upfront cash payment and $225 in respect of Salix ex-U.S. sublicensee revenue and are eligible to receive development and commercialization milestone payments plus royalties on net sales and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from ex-U.S. sublicensees.

Our expenses and reimbursement revenue related to Relistor have declined substantially since Salix assumed direct responsibility for expenses under third-party contracts we have assigned to it. Under the Salix License Agreement, we are reimbursed for Salix approved full-time equivalents (FTE) and third-party development expenses incurred and paid by us after February 3, 2011.

At March 31, 2012, we held $56,099 in cash and cash equivalents, a decrease of $14,006 from $70,105 at December 31, 2011. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at March 31, 2012, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $3,240.

We may require additional funding in the future, and if we are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations.

Our cash flow from operating activities was negative for the three months ended March 31, 2012, due primarily to the excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants to fund such programs, as described below. Our cash flow from operating activities was positive for the three months ended March 31, 2011, due to the receipt in 2011 of a $60,000 Salix upfront payment from Salix, partially offset by expenditures on our research and development programs and general and administrative costs.

INDEX

Sources of Cash

Operating Activities. During the three months ended March 31, 2012 we received $1,349 under our collaborations, consisting of (i) $58 in reimbursement payments under the Salix License Agreement, (ii) $1,278 in royalties from Salix and (iii) $13 under the License Agreement with Ono. During the three months ended March 31, 2011, we received $62,716 under our collaborations, consisting of (i) $60,000 Salix upfront cash payment and (ii) $2,716 under the Transition Agreement with Wyeth.

We have partially funded research programs through awards from the NIH. For the three months ended March 31, 2012 and 2011, we received $112 and $1,189, respectively, of revenue from all of our NIH awards. We expect a further decline in the NIH reimbursable expenses for programs we are working to out-license.

Changes in Accounts receivable and Accounts payable for the three months ended March 31, 2012 and 2011 resulted from the timing of receipts from Salix, the NIH, Wyeth and Ono, and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Salix and Ono, we have no committed external sources of capital. Other than revenues from Relistor, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. Of $56,099 in cash and cash equivalents at March 31, 2012, $50,590 is guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee program. Our auction rate securities of $3,240 include $2,300 of securities collateralized by student loan obligations subsidized by the U.S. government, $100 of which was redeemed at par during the first quarter of 2012. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector. During the first quarter of 2012, proceeds from sales of fixed assets were $124.

Financing Activities. During the three months ended March 31, 2012 and 2011, we received cash of $82 and $1,272, respectively, from the exercise of stock options and, in 2011, from the sale of our common stock under our employee stock purchase plan. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under the employee stock purchase plan.

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

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs. Our expenses for research and development for the three months ended March 31, 2012 and 2011 were $11,134 and $19,600, respectively. Included in the 2012 period is $2,022 of cash disbursements incurred in connection with Vice Chairman Paul Maddon’s first quarter retirement agreement. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

We may require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, fund operating expenses, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the three months ended March 31, 2012 and 2011, we have spent $518 and $29, respectively, on capital expenditures.

INDEX

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under our licensing and collaboration agreements. The following table summarizes our contractual obligations as of March 31, 2012 for future payments under these agreements:

		Payments due by March 31,
	Total	2013	2014-2015	2016-2017	Thereafter
	(in millions)
Operating leases	$22.4	$2.5	$4.8	$5.0	$10.1
License and collaboration agreements:
Fixed payments	2.2	0.3	0.4	0.6	0.9
Contingent payments (1)	84.7	2.3	2.4	-	80.0
Total	$109.3	$5.1	$7.6	$5.6	$91.0
_______________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no other changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2012, which are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

INDEX

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands unless otherwise noted)

Our primary investment objective is to preserve principal. Our money market funds and auction rate securities have interest rates that were variable and totaled $53,422 at March 31, 2012. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

At March 31, 2012, we continue to hold approximately $3,240 (6.1% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments. The principal amount of these remaining auction rate securities will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of March 31, 2012 and the temporary impairment amount decreased $8 from $268 at December 31, 2011 to $260. A 100 basis point increase to our internal analysis would result in a $35 increase in the temporary impairment of these securities as of the three months ended March 31, 2012.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of certain members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

The Disclosure Committee, under the supervision and with the participation of our senior management, including our CEO and CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the CEO and CFO concluded that our disclosure controls and procedures, as designed and implemented, were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2011 and our other public reports.

INDEX

Item 6. Exhibits

(a)           Exhibits

Exhibit Number	Description

10‡	Retirement Agreement, dated as of March 14, 2012, between the Registrant and Paul J. Maddon.
12.1	Statement re computation of ratio of earnings (loss) to combined fixed charges and preferred stock dividends.

31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2
Certification of Robert A. McKinney, Chief Financial Officer, Senior Vice President, Finance and Operations of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

‡	Management contract or compensatory plan or arrangement.

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: May 8, 2012	By:	/s/ Robert A. McKinney
Robert A. McKinney (Chief Financial Officer Senior Vice President, Finance & Operations and Principal Financial and Accounting Officer)