Form 10-Q
period 2012-06-30
PROGENICS PHARMACEUTICALS INC
filed 2012-08-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_____________

                FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 3, 2012, a total of 33,881,785 shares of common stock, par value $.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,820	$70,105
Accounts receivable	2,096	1,516
Other current assets	1,061	919
Total current assets	50,977	72,540
Auction rate securities	3,240	3,332
Fixed assets, at cost, net of accumulated depreciation and amortization	3,915	4,038
Other assets	200	200
Total assets	$58,332	$80,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,983	$6,331
Deferred revenue - current	204	204
Other current liabilities	115	115
Total current liabilities	4,302	6,650
Deferred revenue – long term	60	162
Other liabilities	999	1,497
Total liabilities	5,361	8,309
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 80,000,000 shares authorized; issued – 34,077,452 in 2012 and 34,046,409 in 2011	44	44
Additional paid-in capital	468,408	463,440
Accumulated deficit	(412,480)	(388,674)
Accumulated other comprehensive loss	(260)	(268)
Treasury stock, at cost (200,000 shares in 2012 and 2011)	(2,741)	(2,741)
Total stockholders’ equity	52,971	71,801
Total liabilities and stockholders’ equity	$58,332	$80,110

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net (loss) income per share)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Royalty income	$1,619	$527	$3,453	$527
Collaboration revenue	94	72,460	385	73,543
Research grants	88	1,401	174	2,665
Other revenues	19	19	34	60
Total revenues	1,820	74,407	4,046	76,795

Expenses:
Research and development	7,957	13,302	18,866	32,481
License fees – research and development	110	88	150	452
Royalty expense	162	70	347	127
General and administrative	4,025	4,952	7,746	10,149
Depreciation and amortization	300	525	772	1,061
Total expenses	12,554	18,937	27,881	44,270

Operating (loss) income	(10,734)	55,470	(23,835)	32,525

Other income:
Interest income	14	16	29	34
Total other income	14	16	29	34

Net (loss) income	$(10,720)	$55,486	$(23,806)	$32,559

Net (loss) income per share - basic	$(0.32)	$1.66	$(0.70)	$0.97
Weighted-average shares - basic	33,798	33,510	33,779	33,397

Net (loss) income per share - diluted	$(0.32)	$1.64	$(0.70)	$0.97
Weighted-average shares - diluted	33,798	33,787	33,779	33,567

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net (loss) income	$(10,720)	$55,486	$(23,806)	$32,559
Other comprehensive income:
Net change in unrealized loss on auction rate securities	-	8	8	8
Total other comprehensive income	-	8	8	8
Comprehensive (loss) income	$(10,720)	$55,494	$(23,798)	$32,567

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2011	34,046	$44	$463,440	$(388,674)	$(268)	(200)	$(2,741)	$71,801
Net loss	-	-	-	(23,806)	-	-	-	(23,806)
Other comprehensive income	-	-	-	-	8	-	-	8
Compensation expenses for share-based payment arrangements	-	-	4,796	-	-	-	-	4,796
Forfeitures of restricted stock	(2)	-	-	-	-	-	-	-
Exercise of stock options	33	-	172	-	-	-	-	172
Balance at June 30, 2012	34,077	$44	$468,408	$(412,480)	$(260)	(200)	$(2,741)	$52,971

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2010	33,326	$43	$453,353	$(399,055)	$(292)	(200)	$(2,741)	$51,308
Net income	-	-	-	32,559	-	-	-	32,559
Other comprehensive income	-	-	-	-	8	-	-	8
Compensation expenses for share-based payment arrangements	-	-	3,273	-	-	-	-	3,273
Issuance of restricted stock, net of forfeitures	(16)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	482	1	2,318	-	-	-	-	2,319
Balance at June 30, 2011	33,792	$44	$458,944	$(366,496)	$(284)	(200)	$(2,741)	$89,467

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(23,806)	$32,559
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	772	1,061
Gains on sales of fixed assets	(217)	-
Expenses for share-based compensation awards	4,796	3,273
Changes in assets and liabilities:
Increase in accounts receivable	(580)	(3,176)
(Increase) decrease in other current assets	(106)	656
Decrease in other assets	-	1,050
Decrease in accounts payable and accrued expenses	(2,348)	(3,640)
Increase in deferred revenue – current	-	204
(Decrease) increase in deferred revenue – long term	(102)	264
Decrease in other liabilities	(498)	(91)
Net cash (used in) provided by operating activities	(22,089)	32,160
Cash flows from investing activities:
Capital expenditures	(731)	(92)
Proceeds from sales of fixed assets	263	-
Proceeds from redemption of auction rate securities	100	100
Net cash (used in) provided by investing activities	(368)	8
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under employee stock purchase plans	172	2,319
Net cash provided by financing activities	172	2,319
Net (decrease) increase in cash and cash equivalents	(22,285)	34,487
Cash and cash equivalents at beginning of period	70,105	47,918
Cash and cash equivalents at end of period	$47,820	$82,405

The accompanying notes are an integral part of these consolidated financial statements.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)
1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. (“Progenics,” “we” or “us”) is dedicated to the development of innovative medicines to treat disease. In 2011, we licensed our first commercial product, Relistor® (methylnaltrexone bromide) subcutaneous injection, to Salix Pharmaceuticals, Inc., a leading gastrointestinal disease specialty company. Relistor is marketed directly by Salix through its specialty sales force in the U.S. and outside the U.S. by Salix’s sublicensees and distributors except in Japan, where we have previously licensed to Ono Pharmaceutical Co., Ltd. the subcutaneous formulation of the drug.

Relistor is approved in the U.S., the European Union and elsewhere for treatment of opioid-induced constipation (OIC) in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient. Under our License Agreement, Salix is responsible for further developing and commercializing subcutaneous Relistor, including completing clinical development necessary to support regulatory marketing approvals for potential new indications (such as chronic pain) and formulations (such as oral methylnaltrexone) of the drug. As part of those efforts, we and Salix have sought to expand the availability of subcutaneous Relistor to patients with chronic, non-cancer pain, and to develop an oral formulation of methylnaltrexone for use by such patients. With respect to the former, on July 27, we received a Complete Response Letter from the U.S. Food and Drug Administration requesting additional clinical data following its review of a supplemental New Drug Application (sNDA) for subcutaneous Relistor in non-cancer pain patients. Salix has requested an End-of-Review meeting with the FDA to better understand the contents of the CRL. With respect to our ongoing development of oral methylnaltrexone, we and Salix announced in December 2011 successful top-line data from a phase 3 trial of that formulation.

Progenics also has proprietary research and development programs for drug candidates focused on oncology. Our principal product candidate is PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC) directed against prostate specific membrane antigen (PSMA), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. We have substantially completed our phase 1 trial of PSMA ADC and based on its preliminary results are planning to commence a phase 2 trial in advanced prostate cancer later this year. We are considering as appropriate strategic collaborations with biopharmaceutical companies for PSMA ADC.

We are also conducting preclinical development work on novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors to block signaling pathways critical in the growth of aggressive cancers, and are seeking to in-license or acquire other complementary opportunities in the oncology field and supportive, diagnostic and/or other areas. As we have expanded our focus on oncology, we have terminated certain research efforts not within the Company’s oncology focus, and expect to divest or out-license others, including our C. difficile and PRO 140 programs. As part of this effort, the Company in July entered into an agreement to divest PRO 140, subject to a 90-day financing condition for the buyer to obtain funds for the acquisition.

Progenics commenced principal operations in 1988, became publicly traded in 1997 and throughout has been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. All of our operations are conducted at our facilities in Tarrytown, New York.

Relistor (methylnaltrexone bromide) subcutaneous injection is a first-in-class therapy for opioid-induced constipation (OIC) which we developed over the course of the last decade and since 2008 has been approved for sale in the United States and over 50 other countries worldwide, including countries in the European Union, Canada and Australia. We have received under this Agreement a $60.0 million upfront cash payment and are eligible to receive (i) a development milestone of up to $40.0 million upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients (the proposed indication as to which we received the CRL mentioned above), (ii) a development milestone of up to $50.0 million upon U.S. marketing approval of an oral formulation of Relistor, (iii) up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iv) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates, and (v) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. (for which we have received $0.2 million to date).  In the event that either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the development milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable upon annual U.S. sales first exceeding $100.0 million).

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

Funding and Financial Matters. At June 30, 2012, we held $47.8 million in cash and cash equivalents, an $8.3 million decrease from the first quarter-end, and a $22.3 million decrease from year-end 2011. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We currently use cash on hand and royalty payments from Relistor to fund our ongoing operations. We expect to continue to use cash on hand and future Relistor royalties and other revenues, including any future development and/or commercialization milestones, as well as payments we may receive for licenses or other transactions involving other proprietary assets and programs, to fund our operations in the future. If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or reduce salary and other overhead expenses.

In April 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available. Purchases may be discontinued at any time. We did not repurchase any common shares during the three or six months ended June 30, 2012.

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

There have been no changes to our revenue recognition accounting policies as of and for the six months ended June 30, 2012 which policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

License Agreement with Salix – February 2011

Under our license agreement, Salix is responsible for further developing and commercializing Relistor worldwide other than Japan, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations. We have granted Salix an exclusive license of relevant know-how, patent rights and technology, assigned relevant third-party contracts and we are responsible for serving on joint committees provided for in the License Agreement. We expect to perform joint committee services through 2013. We recognized $0.1 million and $59.5 million during the six months ended June 30, 2012 and 2011, respectively, and $59.6 million for the year ended December 31, 2011, all from the $60.0 million upfront payment. At June 30, 2012, the $0.3 million remaining deferred revenue, which pertains to joint committee services, will be recognized in collaboration revenue as such activities are performed in the future.

3.  Net (Loss) Income Per Share

Our basic net (loss) income per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. As of June 30, 2012 and 2011, the 33 and 120 shares, respectively, of unvested restricted stock outstanding have non-forfeitable rights to dividends. The allocation of 2012 net loss and 2011 net income to these participating securities pursuant to the two-class method is not material to both basic and diluted earnings per share. For the three and six months ended June 30, 2012, we reported net losses and, therefore, potential common shares were not included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. For the three and six months ended June 30, 2011, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of common shares and dilutive effect, determined using the treasury stock method, of potential common shares outstanding. The calculations of net (loss) income per share, basic and diluted, are as follows:

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

	Net (Loss) Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended June 30, 2012
Basic and diluted	$(10,720)	33,798	$(0.32)
Six months ended June 30, 2012
Basic and diluted	$(23,806)	33,779	$(0.70)
Three months ended June 30, 2011
Basic	$55,486	33,510	$1.66
Dilutive effect of stock options	-	257
Dilutive effect of restricted stock	-	20
Diluted	$55,486	33,787	$1.64
Six months ended June 30, 2011
Basic	$32,559	33,397	$0.97
Dilutive effect of stock options	-	150
Dilutive effect of restricted stock	-	20
Diluted	$32,559	33,567	$0.97

For the three and six months ended June 30, 2012 and 2011, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended June 30,
	2012		2011
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options	6,227	$12.26	3,703	$16.91
Restricted stock	74		-
Total	6,301		3,703

	Six Months Ended June 30,
	2012		2011
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options	6,011	$12.35	3,762	$16.72
Restricted stock	85		-
Total	6,096		3,762

4.  Fair Value Measurements

Our auction rate securities are recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these investments is recorded as a component of other comprehensive (loss) income (see Note 2. Summary of Significant Accounting Policies - Fair Value Measurements in the notes to consolidated financial statements included in our 2011 Annual Report on Form 10-K).

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

The following tables present our money market funds and auction rate securities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, classified by valuation hierarchy:

		Fair Value Measurements at June 30, 2012
Investment Type	Balance at June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$43,194	$43,194	$-	$-
Auction rate securities	3,240	-	-	3,240
Total	$46,434	$43,194	$-	$3,240

		Fair Value Measurements at December 31, 2011
Investment Type	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$64,068	$64,068	$-	$-
Auction rate securities	3,332	-	-	3,332
Total	$67,400	$64,068	$-	$3,332

At June 30, 2012, we hold $3,240 in auction rate securities which are classified as Level 3. The fair value of these securities includes $2,300 of U.S. government subsidized securities collateralized by student loan obligations, with maturities greater than 10 years, and $940 of investment company perpetual preferred stock, without a stated maturity. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of June 30, 2012, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions or issuer calls of the securities, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. We use a discounted cash flow model to estimate the value of these auction rate securities and the unobservable inputs consist of a redemption period ranging from four to 17 years (weighted-average: 6.6 years) and discount rates ranging from 0.25% to 2.39% (weighted-average: 1.1%). Significant increases (decreases) in the redemption period or discount rates would result in a significantly lower (higher) fair value measurement. In re-evaluating the valuation of these securities as of June 30, 2012, the temporary impairment amount, the duration of which is greater than 12 months, decreased $8 from $268 at December 31, 2011, to $260, which is reflected as part of accumulated other comprehensive loss on our accompanying Consolidated Balance Sheets and based on such re-evaluation, we believe that we have the ability to hold these securities until recovery of fair value. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

For those of our financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the three and six months ended June 30, 2012 and 2011:

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended June 30,
Description	2012	2011

Balance at beginning of period	$3,240	$3,608
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains (losses)
Included in net loss	-	-
Included in other comprehensive loss	-	8
Settlements at par	-	(100)
Balance at end of period	$3,240	$3,516
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Six Months Ended June 30,
Description	2012	2011

Balance at beginning of period	$3,332	$3,608
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains (losses)
Included in net loss	-	-
Included in other comprehensive loss	8	8
Settlements at par	(100)	(100)
Balance at end of period	$3,240	$3,516
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$-

5.  Accounts Receivable

	June 30, 2012	December 31, 2011
Royalties	$1,619	$1,279
Collaborators	386	77
Research grants	77	100
Other	14	60
Total	$2,096	$1,516

The increase in accounts receivable as of June 30, 2012 as compared to December 31, 2011, is primarily due to higher Relistor royalties from increased net sales by Salix during the second quarter of 2012. Since December 31, 2011, we have collected all accounts receivable outstanding on that date.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

6.  Accounts Payable and Accrued Expenses

	June 30, 2012	December 31, 2011
Accrued payroll and related costs	$1,779	$3,149
Accrued consulting and clinical trial costs	1,335	1,637
Restructuring accrual	22	731
Legal and professional fees	485	371
Accounts payable	197	309
Other	165	134
Total	$3,983	$6,331

Accounts payable and accrued expenses decreased as of June 30, 2012, compared to year end, primarily due to the payment of 2011 accrued bonuses in the first quarter of 2012.

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

Activity in the restructuring accrual, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets, and in research and development and general and administrative expenses in the Consolidated Statements of Operations, is specified below.

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2011	$571	$6	$154	$731
Additions, net	-	122	3	125
Payments	(456)	(123)	(147)	(726)
Balance at March 31, 2012	115	5	10	130
Additions, net	-	62	-	62
Payments	(93)	(67)	(10)	(170)
Balance at June 30, 2012	$22	$-	$-	$22

8.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include indemnification provisions which in our judgment are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of June 30, 2012.

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

Our first commercial drug is Relistor, for the treatment of opioid induced constipation (OIC) in patients with advanced illnesses, such as cancer. OIC is the constipation that often arises when patients take opioids for pain relief. Relistor is the only prescription medicine approved in the United States to treat this form of constipation. Relistor subcutaneous injection is now approved in the U.S., the European Union and over 50 other countries around the world. In the U.S. Relistor is marketed by our commercial partner Salix Pharmaceuticals, a leading specialty pharmaceutical company focusing on gastrointestinal diseases and outside the U.S. by Salix sublicensees and distributors. Our partner Ono Pharmaceutical is currently developing subcutaneous Relistor for Japan.

INDEX

As part of our efforts to develop and commercialize Relistor and its active ingredient, methylnaltrexone, we and Salix have sought to expand the availability of subcutaneous Relistor to patients taking opioids for non-cancer pain, and who suffer from OIC as a result (a population which includes patients taking opioids for conditions such as back pain or joint pain), and to develop an oral formulation of methylnaltrexone for use by such patients. With respect to the former, on July 27, we received a Complete Response Letter from the U.S. Food and Drug Administration requesting additional clinical data following its review of a supplemental New Drug Application for subcutaneous Relistor in non-cancer pain patients. Salix has requested an End-of-Review meeting with the FDA to better understand the contents of the CRL. With respect to our ongoing development of oral methylnaltrexone, we and Salix announced in December 2011 successful top-line data from a phase 3 trial of that formulation.

Our lead oncology product candidate is PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC) directed against prostate specific membrane antigen (PSMA), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. We have substantially completed our phase 1 clinical trial of PSMA ADC and based on its preliminary results are planning to commence a phase 2 trial in advanced prostate cancer later this year. We are considering as appropriate strategic collaborations with biopharmaceutical companies for PSMA ADC.

As a part of our work in oncology, we are also conducting preclinical development of novel multiplex phosphoinositide 3-kinase (PI3K) inhibitors, which we believe may be effective in blocking signaling pathways critical in the growth of aggressive cancers, particularly RAS-mutated tumors, and are seeking opportunities to expand our oncology pipeline through in-licensing and acquisitions. With our focus on the development of medicines to treat cancer, we have discontinued development work on programs outside of this focus and expect to divest or out-license others, including our C. difficile and PRO 140 programs. As part of that effort, the Company in July entered into an agreement to divest PRO 140, subject to a 90-day financing for the buyer to obtain funds for the acquisition.

Our sources of revenues for the three and six months ended June 30, 2012 and 2011 have been payments under our collaboration agreements, including Relistor royalties, and funds from NIH research grants for expenses incurred in respect of programs we expect to divest or out-license. To date, our product sales have consisted solely of limited revenues from the sale of research reagents and we expect that those sales will not significantly increase over current levels in the near future.

A majority of our expenditures to date have been for research and development activities. During the six months ended June 30, 2012, expenses for Oncology, primarily related to PSMA ADC, were $15.7 million compared to $8.9 million in 2011. Expenses for Relistor and Other research programs were $1.2 million and $2.5 million, respectively, during the six months ended June 30, 2012 compared to $18.7 million and $5.5 million, respectively, for the same period in 2011. We expect to incur significant development expenses for our PSMA ADC product candidate as clinical trials progress, while expenses, including reimbursement revenue, related to Relistor depend on the amount of research and development work we perform upon request by Salix or Ono.

At June 30, 2012, we held $47.8 million in cash and cash equivalents, a decrease of $8.3 million from first quarter-end, and a $22.3 decrease from year-end 2011. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to incur operating losses during the near term. At June 30, 2012, cash, cash equivalents and auction rate securities decreased $22.3 million to $51.1 million from $73.4 million at December 31, 2011.

Relistor. Relistor has been approved by regulatory authorities in the U.S., countries in the European Union, Canada and Australia since 2008 for treatment of OIC in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient.

Under our 2011 License Agreement, Salix is responsible for further developing and commercializing Relistor, including completing clinical development necessary to support regulatory marketing approvals for potential new indications (such as chronic pain) and formulations of the drug, such as oral methylnaltrexone. In 2011, we received under this Agreement a $60.0 million upfront cash payment and are eligible to receive (i) a development milestone of up to $40.0 million upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients (the proposed indication as to which we received the CRL mentioned above), (ii) a development milestone of up to $50.0 million upon U.S. marketing approval of an oral formulation of Relistor, (iii) up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iv) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates, and (v) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. (for which we have received $0.2 million to date). In the event that either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable upon annual U.S. sales first exceeding $100.0 million).

INDEX

Salix, Progenics, and Progenics’ former collaborator Wyeth have transitioned U.S., European and other marketing authorizations and are transitioning additional commercialization outside the U.S. and Japan. Salix has secured distribution and marketing partners for Relistor in the European territory and has licensed Link Medical Products Pty Limited for distribution in Australia, New Zealand, South Africa and certain other markets in Asia. Salix is continuing efforts to secure additional distribution partners and/or sublicensees in Europe and Latin America.

Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, such as the actions of Salix and Ono, decisions by the FDA and other regulatory bodies, such as the recent CRL mentioned above, the outcome of clinical and other testing of Relistor, and, to the extent requested by our collaboration partners, our own efforts.

Oncology. In June, we presented a summary of current interim results from our phase 1 clinical trial of PSMA ADC at the Plenary Session of the 2012 General Meeting of the American Society of Clinical Oncology (ASCO) held in Chicago.

Results of Operations (amounts in thousands unless otherwise noted)

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Revenues	$1,820	$74,407	(98% )	$4,046	$76,795	(95% )
Expenses	(12,554)	(18,937)	(34% )	(27,881)	(44,270)	(37% )
Operating (loss) income	(10,734)	55,470	(119% )	(23,835)	32,525	(173% )
Other income	14	16	(13% )	29	34	(15% )
Net (loss) income	$(10,720)	$55,486	(119% )	$(23,806)	$32,559	(173% )

Revenues:

Our sources of revenue during the three and six months ended June 30, 2012 and 2011 included our License Agreement with Salix, Transition Agreement with Wyeth, our License Agreement with Ono, our research grants from the NIH and, to a small extent, our sale of research reagents.

	Three Months Ended June 30,			Six Months Ended June 30,
Sources of Revenue	2012	2011	Percent Change	2012	2011	Percent Change

Royalty income	$1,619	$527	207%	$3,453	$527	555%
Collaboration revenue	94	72,460	(100% )	385	73,543	(99% )
Research grants	88	1,401	(94% )	174	2,665	(93% )
Other revenues	19	19	0%	34	60	(43% )
Total	$1,820	$74,407	(98% )	$4,046	$76,795	(95% )

Royalty income. During the three and six months ended June 30, 2012 and during the three and six months ended June 30, 2011, we recognized $1,619, $3,453, $527 and $527, respectively, of royalty income based on net sales of Relistor reported by Salix or its sublicensees. No royalties were payable to us during the first quarter of 2011.

	Relistor Net Sales Reported by Collaborators
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
U.S.	$10,000	$3,500	$21,300	$5,300
Ex-U.S.	800	1,700	1,800	3,200
Global	$10,800	$5,200	$23,100	$8,500

INDEX

Collaboration revenue:

Salix Collaboration. During the three and six months ended June 30, 2012, we recognized $86 and $375, respectively, of revenue from Salix, which includes $51 and $102, respectively, from the $60,000 upfront cash payment under the License Agreement and $35 and $273, respectively, as reimbursement of our expenses, in accordance with the License Agreement. As of June 30, 2012, $204 and $60 are recorded in deferred revenue – current and long-term, respectively. During the three and six months ended June 30, 2011, we recognized $71,884 and $71,884, respectively, of upfront and reimbursement revenue from Salix and we recognized $572 and $1,630, respectively, of revenue from Wyeth, our collaborator before Salix, as reimbursement of our expenses under the 2009 Transition Agreement. We received no such reimbursement in 2012.

Ono Collaboration. During the three months ended June 30, 2012 and 2011, we recognized $8 and $4, respectively and during the six months ended June 30, 2012 and 2011, we recognized $10 and $29, respectively, of reimbursement revenue for activities requested by Ono under the 2008 Ono Agreement.

Research grants. During the three months ended June 30, 2012 and 2011, we recognized $88 and $1,401, respectively, and during the six months ended June 30, 2012 and 2011, we recognized $174 and $2,665, respectively, as revenue from federal government grants by the NIH to partially offset costs related to our research and development programs. The decrease in grant revenue resulted from lower reimbursable expenses in 2012 than in 2011. We expect NIH reimbursable expenses to continue to decline.

Other revenues, primarily from orders for research reagents, remained unchanged at $19 for the three months ended June 30, 2012 compared to the prior year period and decreased to $34 for the six months ended June 30, 2012, from $60 for the same period in 2011.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $8,229 for the three months ended June 30, 2012 from $13,460 for the same period of 2011 and decreased to $19,363 for the six months ended June 30, 2012 from $33,060 for the same period of 2011, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Salaries and benefits	$3,532	$4,797	(26%)	$9,295	$9,652	(4%)

Three Months: Salaries and benefits decreased from the 2011 period due to a decline in average headcount to 79 from 117 in the research and development departments.

Six Months: Salaries and benefits decreased due to a decline in average headcount to 78 from 119 in the research and development departments, partially offset by an increase in expenses of $1,804 incurred in the first quarter of 2012 in connection with a former senior executive retirement.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Share-based compensation	$1,290	$1,179	9%	$3,578	$2,180	64%

Three Months: Share-based compensation increased from the 2011 period primarily due to higher stock option plan expenses, partially offset by lower restricted stock expenses and lower employee stock purchase plan expenses as a result of the 2011 termination of those stock plans.

Six Months: Share-based compensation increased primarily due to the acceleration of options and restricted stock expenses of $1,638 resulting from a former senior executive retirement, partially offset by lower restricted stock expenses and lower employee stock purchase plan expenses resulting from termination of the stock plans.

INDEX

For both corresponding 2011 periods, research and development share-based compensation included restricted stock and option plan expenses resulting from (i) accelerated vesting of outstanding awards to non-management employees in connection with a change in program eligibility and termination of the Company’s employee stock purchase plans (the latter of which resulted in a decline in share-based compensation), and (ii) a shift in headcount from general and administrative departments to research and development.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Clinical trial costs	$489	$2,518	(81%)	$1,079	$9,272	(88%)

Three Months: Clinical trial costs decreased from the 2011 period primarily due to lower expenses for Relistor ($2,359), resulting from lower clinical trial activities expense related to the oral methylnaltrexone phase 3 study assumed by Salix in 2011, and Other ($21), partially offset by increased expenses in Oncology ($351), primarily related to PSMA ADC.

Six Months: Clinical trial costs decreased primarily due to Relistor ($8,922), resulting from lower clinical trial activities expense related to the oral methylnaltrexone study, and Other ($58), partially offset by increased expenses in Oncology ($787), primarily related to PSMA ADC.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Laboratory and manufacturing supplies	$181	$505	(64%)	$377	$1,376	(73%)

Three Months: Laboratory and manufacturing supplies decreased from the 2011 period due to lower expenses in (i) Oncology ($12), resulting from a decline in manufacturing supplies for PSMA ADC, (ii) Other ($298), and (iii) Relistor ($14).

Six Months: Laboratory and manufacturing supplies decreased due to lower expenses in (i) Oncology ($323), resulting from a decline in manufacturing supplies for PSMA ADC, (ii) Other ($599), and (iii) Relistor ($77).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Contract manufacturing and subcontractors	$780	$1,933	(60%)	$1,624	$4,863	(67%)

Three Months: Contract manufacturing and subcontractors decreased from the 2011 period due to lower expenses for Relistor ($311), resulting from a decrease in purchases of subcutaneous Relistor related products, Other ($784), and Oncology ($58).

Six Months: Contract manufacturing and subcontractors decreased due to lower expenses for Relistor ($2,205), resulting from a decrease in purchases of subcutaneous Relistor related products, and Other ($1,096), partially offset by an increase in Oncology ($62).

Expenses in this category relate to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Consultants	$113	$132	(14%)	$223	$979	(77%)

Three Months: Consultants expense decreased from the 2011 period due to lower expenses for Other programs ($44), partially offset by higher expenses for Oncology ($12) and Relistor ($13).

Six Months: Consultants expense decreased due to lower expenses for Relistor ($754), primarily related to the sNDA submission for subcutaneous Relistor in non-cancer pain patients, and Other programs ($31), partially offset by higher expenses for Oncology ($29).

INDEX

Expenses in this category relate to monitoring ongoing clinical trials and reviewing data from completed trials including the preparation of filings and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

License fees	$110	$88	25%	$150	$452	(67%)

Three Months: License fees increased from the 2011 period due to Relistor ($22).

Six Months: License fees decreased due to lower expenses for Relistor ($152) and Other ($151).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Royalty expense	$162	$70	131%	$347	$127	173%

Three Months: We recognized $162 and $70, respectively, of royalty expenses during the three months ended June 30, 2012 and 2011, and the increase in expenses is due to higher net sales of Relistor in 2012.

Six Months: We recognized $347 and $127, respectively, of royalty expenses during the six months ended June 30, 2012 and 2011, and the increase in expenses is due to higher net sales of Relistor in 2012.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Other operating expenses	$1,572	$2,238	(30%)	$2,690	$4,159	(35%)

Three Months: Other operating expenses decreased from the 2011 period primarily due to decreases in rent ($454), travel ($51), insurance ($24) and other operating expenses ($180), partially offset by increases in expenses for facilities ($43).

Six Months: Other operating expenses decreased primarily due to decreases in rent ($1,191), travel ($92) and other operating expenses ($364), partially offset by increases in expenses for facilities ($178).

General and Administrative Expenses decreased to $4,025 for the three months ended June 30, 2012 from $4,952 for the same period of 2011 and decreased to $7,746 for the six months ended June 30, 2012, from $10,149 for the same period of 2011, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Salaries and benefits	$1,656	$1,673	(1%)	$3,455	$3,830	(10%)

Three Months: Salaries and benefits decreased from the 2011 period due to a decline in average headcount to 28 from 34, partially offset by higher accrued bonus expenses, in the general and administrative departments.

Six Months: Salaries and benefits decreased due to a decline in average headcount to 28 from 35, in the general and administrative departments.

INDEX

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Share-based compensation	$897	$599	50%	$1,218	$1,093	11%

Three Months: Share-based compensation increased from the 2011 period due to higher stock option expenses, partially offset by lower restricted stock expenses and lower employee stock purchase plan expenses, as a result of the 2011 termination of those stock plans in 2011.

Six Months: Share-based compensation increased due to higher stock option expenses, partially offset by lower restricted stock expenses and lower employee stock purchase plan expenses, resulting from termination of the stock plans.

For both corresponding 2011 periods, share-based compensation reflected accelerated vesting in connection with termination of our employee stock purchase plans, as described under research and development expenses, above.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Consulting and professional fees	$476	$1,450	(67%)	$1,104	$2,820	(61%)

Three Months: Consulting and professional fees decreased from the 2011 period due to lower consulting ($708), patent ($145), audit ($79) and other fees ($42).

Six Months: Consulting and professional fees decreased due to lower consulting ($1,023), patent ($480), audit ($135) and other fees ($78).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Other operating expenses	$996	$1,230	(19%)	$1,969	$2,406	(18%)

Three Months: Other operating expenses decreased from the 2011 period due to lower expenses for rent ($149), investor relations ($18) and recruiting ($70), partially offset by an increase in other operating expenses ($3).

Six Months: Other operating expenses decreased due to lower expenses for rent ($393), investor relations ($34) and other operating expenses ($78), partially offset by an increase in recruiting ($68).

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Depreciation and amortization	$300	$525	(43%)	$772	$1,061	(27%)

Three Months: Depreciation and amortization expense decreased to $300 from $525 for the 2011 period, primarily due to lower machinery and equipment fixed assets balances.

Six Months: Depreciation and amortization expense decreased to $772 from $1,061 for the 2011 period, primarily due to lower machinery and equipment fixed assets balances.

INDEX

Other income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Interest income	$14	$16	(13%)	$29	$34	(15%)

Three Months: Interest income decreased to $14 from $16 for the 2011 period, due to lower average balance of cash equivalents in 2012 than in 2011.

Six Months: Interest income decreased to $29 from $34 for the 2011 period, due to lower average balance of cash equivalents in 2012 than in 2011.

Income Taxes:

For the three and six months ended June 30, 2012, our pre-tax losses were $10,720 and $23,806, respectively. As a result of the $60,000 Salix upfront cash payment received in 2011, our pre-tax income was $55,486 and $32,559 for the corresponding 2011 periods, respectively, and we had taxable income in 2011, which has been offset fully with net operating loss carry-forwards.

Net (Loss) Income:

Our net loss was $10,720 and $23,806 for the three and six months ended June 30, 2012, respectively, compared to net income of $55,486 and $32,559 for the corresponding 2011 periods, respectively.

Liquidity and Capital Resources

We currently use cash on hand and royalty payments from Relistor to fund our ongoing operations. We expect to continue to use cash on hand and future Relistor royalties and other revenues, including any future development and/or commercialization milestones, as well as payments we may receive for licenses or other transactions involving other proprietary assets and programs, to fund our operations in the future. In the past, and to a limited extent currently, we have also funded operations through payments received from private placements of equity securities, public offerings of common stock, other collaborations, grants and contracts, royalties, interest on investments, and proceeds from the exercise of outstanding options and warrants.

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

At June 30, 2012, we held $47,820 in cash and cash equivalents, a decrease of $8,279 from $56,099 at March 31, 2012, and a decrease of $22,285 from $70,105 at December 31, 2011. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at June 30, 2012, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $3,240.

 If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or reduce salary and other overhead expenses.

Our cash flow from operating activities was negative for the six months ended June 30, 2012, due primarily to the excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants to fund such programs, as described below. Our cash flow from operating activities was positive for the six months ended June 30, 2011, due to the receipt in 2011 of a $60,000 Salix upfront payment from Salix, partially offset by expenditures on our research and development programs and general and administrative costs.

INDEX

Sources of Cash

Operating Activities. During the six months ended June 30, 2012 we received $3,207 under our collaborations, consisting of (i) $79 in reimbursement payments under the Salix License Agreement, (ii) $3,113 in royalties from Salix and (iii) $15 under the License Agreement with Ono. During the six months ended June 30, 2011, we received $71,029 under our collaborations, consisting of (i) $60,000 Salix upfront cash payment, (ii) $7,703 in reimbursement payments under the Salix License Agreement, (iii) $3,301 under the Transition Agreement with Wyeth, and (iv) $25 under the License Agreement with Ono.

We have partially funded research programs through awards from the NIH. For the six months ended June 30, 2012 and 2011, we received $197 and $2,576, respectively, of revenue from all of our NIH awards. We expect a further decline in NIH reimbursable expenses.

Changes in Accounts receivable and Accounts payable for the six months ended June 30, 2012 and 2011 resulted from the timing of receipts from Salix, the NIH, Wyeth and Ono, and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Salix and Ono, we have no committed external sources of capital. Other than revenues from Relistor, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. Of $47,820 in cash and cash equivalents at June 30, 2012, $40,353 is guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation’s guarantee program. Our auction rate securities of $3,240 include $2,300 of securities collateralized by student loan obligations subsidized by the U.S. government, $100 of which was redeemed at par during the first quarter of 2012. These investments, while rated investment grade by the Standard & Poor’s and Moody’s rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector. During the six months ended June 30, 2012, proceeds from sales of fixed assets were $263.

Financing Activities. During the six months ended June 30, 2012 and 2011, we received cash of $172 and $2,319, respectively, from the exercise of stock options and, in 2011, from the sale of our common stock under our employee stock purchase plan. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under  now-terminated employee stock purchase plans.

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

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs, including conducting pre-clinical studies and clinical trials, pursuing regulatory approvals for product candidates, filing and prosecuting patent applications and defending patent claims. Our expenses for research and development for the six months ended June 30, 2012 and 2011 were $19,363 and $33,060, respectively. Included in the 2012 period is $2,063 of cash disbursements incurred in connection with a former senior executive first quarter retirement. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.
.
Investing Activities. During the six months ended June 30, 2012 and 2011, we have spent $731 and $92, respectively, on capital expenditures.

INDEX

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under our licensing, collaboration and other agreements. The following table summarizes our contractual obligations as of June 30, 2012 for future payments under these agreements:

		Payments due by June 30,
	Total	2013	2014-2015	2016-2017	Thereafter
	(in millions)
Operating leases	$21.8	$2.4	$4.8	$5.1	$9.5
License, collaboration and other agreements:
Fixed payments	2.1	0.4	0.5	0.6	0.6
Contingent payments (1)	84.6	2.3	2.4	-	79.9
Total	$108.5	$5.1	$7.7	$5.7	$90.0
_______________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

There have been no other changes to our critical accounting policies and estimates as of and for the six months ended June 30, 2012, which are disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

INDEX

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands unless otherwise noted)

Our primary investment objective is to preserve principal. Our money market funds and auction rate securities have interest rates that were variable and totaled $46,434 at June 30, 2012. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

At June 30, 2012, we continue to hold approximately $3,240 (7.0% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments. The principal amount of these remaining auction rate securities will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of June 30, 2012 and the temporary impairment amount decreased $8 from $268 at December 31, 2011 to $260. A 100 basis point increase to our internal analysis would result in a $35 increase in the temporary impairment of these securities as of the six months ended June 30, 2012.

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

PROGENICS PHARMACEUTICALS, INC.
Date: August 9, 2012	By:	/s/ Robert A. McKinney
Robert A. McKinney (Chief Financial Officer Senior Vice President, Finance & Operations and Principal Financial and Accounting Officer)