Form 10-Q
period 2012-09-30
PROGENICS PHARMACEUTICALS INC
filed 2012-11-08
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Registrant's telephone number, including area code: (914) 789-2800

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   No ☒

As of November 5, 2012, 33,915,472 shares of the registrant's common stock, par value $.0013 per share, were outstanding.

INDEX

PROGENICS PHARMACEUTICALS, INC.

INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,096	$70,105
Accounts receivable	1,129	1,516
Other current assets	1,186	919
Total current assets	43,411	72,540
Auction rate securities	3,240	3,332
Fixed assets, at cost, net of accumulated depreciation and amortization	3,650	4,038
Other assets	200	200
Total assets	$50,501	$80,110

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,486	$6,331
Deferred revenue - current	204	204
Other current liabilities	115	115
Total current liabilities	6,805	6,650
Deferred revenue - long term	9	162
Other liabilities	1,039	1,497
Total liabilities	7,853	8,309
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 80,000,000 shares authorized; issued – 34,076,951 in 2012 and 34,046,409 in 2011	44	44
Additional paid-in capital	469,386	463,440
Accumulated deficit	(423,781)	(388,674)
Accumulated other comprehensive loss	(260)	(268)
Treasury stock, at cost (200,000 shares in 2012 and 2011)	(2,741)	(2,741)
Total stockholders' equity	42,648	71,801
Total liabilities and stockholders' equity	$50,501	$80,110

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net (loss) income per share)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Royalty income	$728	$1,240	$4,181	$1,767
Collaboration revenue	136	2,855	521	76,398
Research grants	243	1,681	417	4,346
Other revenues	10	28	44	88
Total revenues	1,117	5,804	5,163	82,599

Expenses:
Research and development	7,551	12,406	26,417	44,887
License fees – research and development	510	114	660	566
Royalty expense	73	147	420	274
General and administrative	4,007	4,064	11,753	14,213
Depreciation and amortization	291	520	1,063	1,581
Total expenses	12,432	17,251	40,313	61,521

Operating (loss) income	(11,315)	(11,447)	(35,150)	21,078

Other income:
Interest income	14	15	43	49
Total other income	14	15	43	49

Net (loss) income	$(11,301)	$(11,432)	$(35,107)	$21,127

Net (loss) income per share - basic	$(0.33)	$(0.34)	$(1.04)	$0.63
Weighted-average shares - basic	33,848	33,710	33,803	33,501

Net (loss) income per share - diluted	$(0.33)	$(0.34)	$(1.04)	$0.63
Weighted-average shares - diluted	33,848	33,710	33,803	33,664

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net (loss) income	$(11,301)	$(11,432)	$(35,107)	$21,127
Other comprehensive income:
Net change in unrealized loss on auction rate securities	-	8	8	16
Total other comprehensive income	-	8	8	16
Comprehensive (loss) income	$(11,301)	$(11,424)	$(35,099)	$21,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(amounts in thousands)
(Unaudited)

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2011	34,046	$44	$463,440	$(388,674)	$(268)	(200)	$(2,741)	$71,801
Net loss	-	-	-	(35,107)	-	-	-	(35,107)
Other comprehensive income	-	-	-	-	8	-	-	8
Compensation expenses for share-based payment arrangements	-	-	5,750	-	-	-	-	5,750
Forfeitures of restricted stock	(6)	-	-	-	-	-	-	-
Exercise of stock options	37	-	196	-	-	-	-	196
Balance at September 30, 2012	34,077	$44	$469,386	$(423,781)	$(260)	(200)	$(2,741)	$42,648

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2010	33,326	$43	$453,353	$(399,055)	$(292)	(200)	$(2,741)	$51,308
Net income	-	-	-	21,127	-	-	-	21,127
Other comprehensive income	-	-	-	-	16	-	-	16
Compensation expenses for share-based payment arrangements	-	-	4,695	-	-	-	-	4,695
Issuance of restricted stock, net of forfeitures	(34)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	665	1	3,233	-	-	-	-	3,234
Balance at September 30, 2011	33,957	$44	$461,281	$(377,928)	$(276)	(200)	$(2,741)	$80,380

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(35,107)	$21,127
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,063	1,581
Gains on sales of fixed assets	(307)	-
Expenses for share-based compensation awards	5,750	4,695
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	387	(229)
(Increase) decrease in other current assets	(244)	986
Decrease in other assets	-	1,050
Increase (decrease) in accounts payable and accrued expenses	155	(2,802)
Increase in deferred revenue - current	-	204
(Decrease) increase in deferred revenue - long term	(153)	213
Decrease in other liabilities	(458)	(37)
Net cash (used in) provided by operating activities	(28,914)	26,788
Cash flows from investing activities:
Capital expenditures	(759)	(142)
Proceeds from sales of fixed assets	368	-
Proceeds from redemption of auction rate securities	100	200
Net cash (used in) provided by investing activities	(291)	58
Cash flows from financing activities:
Proceeds from the exercise of stock options and sale of common stock under employee stock purchase plans	196	3,234
Net cash provided by financing activities	196	3,234
Net (decrease) increase in cash and cash equivalents	(29,009)	30,080
Cash and cash equivalents at beginning of period	70,105	47,918
Cash and cash equivalents at end of period	$41,096	$77,998

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. ("Progenics," "we" or "us") is dedicated to the development of innovative medicines to treat disease. In 2011, we licensed our first commercial product, Relistor® (methylnaltrexone bromide) subcutaneous injection, to Salix Pharmaceuticals, Inc., a leading gastrointestinal disease specialty company. Relistor is marketed directly by Salix through its specialty sales force in the United States and outside the U.S. by Salix's sublicensees and distributors except in Japan, where we have previously licensed to Ono Pharmaceutical Co., Ltd. the subcutaneous formulation of the drug.

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

As previously announced, on July 27 the FDA issued a Complete Response Letter (CRL) requesting additional clinical data for the supplemental New Drug Application (sNDA) for Relistor injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. On October 5, an End-of-Review meeting was held with the FDA's Division of Gastroenterology and Inborn Errors Products to better understand the contents of the letter. The Division has expressed a concern that there may be a risk associated with the chronic use of mu-opioid antagonists in patients who are taking opioids for chronic pain. In order to understand this potential risk, the Division has communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. Salix has held discussions with the Division and has expressed the view that the post-marketing, clinical and preclinical data currently available for Relistor adequately demonstrate an appropriate and expected safety profile sufficient to permit the approval of the current Relistor sNDA.

Salix and Progenics plan to continue to work with the FDA to generate a reasonable path forward for the further development and regulatory review of Relistor that can be agreed upon by the parties. While it is not possible to determine definitively the duration of discussions with the FDA regarding this matter, at this time Salix and Progenics anticipate a path forward could be reached with the FDA during 2013.

Progenics also has proprietary research and development programs for drug candidates focused on oncology. Our principal product candidate is PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC) directed against prostate specific membrane antigen (PSMA), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. PSMA ADC is in phase 2 clinical study and we are considering as appropriate strategic collaborations with biopharmaceutical companies for this compound. We are also conducting preclinical development work on novel phosphoinositide 3-kinase (PI3K) inhibitors to block signaling pathways critical in the growth of aggressive cancers, and are seeking to in-license or acquire other complementary opportunities in the oncology field and supportive, diagnostic and/or other areas.

As we have expanded our focus on oncology, we have terminated certain research efforts not within the Company's oncology focus, and are divesting or out-licensing others. In the third quarter we signed a non-binding term sheet, and are now in contract negotiations for disposition of our C. difficile program, and in October completed the divestment of the PRO 140 program, for which we received $3.5 million cash, together with rights to receive an additional $1.5 million upon commencement of a U.S. or ex-U.S. equivalent phase 3 trial of PRO 140, an additional $5.0 million upon U.S. or E.U. marketing approval of the drug, and a 5% royalty on net sales of approved product(s). Progenics also in the third quarter completed a companywide restructuring, including a workforce reduction and termination of several early stage research projects. Our clinical development and manufacturing capabilities were unaffected by this restructuring.

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

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

Relistor (methylnaltrexone bromide) subcutaneous injection is a first-in-class therapy for OIC which we developed over the course of the last decade and since 2008 has been approved for sale in the U.S. and over 50 other countries worldwide, including countries in the E.U., Canada and Australia. Under our Agreement with Salix, we are eligible to receive (i) a development milestone of up to $40.0 million upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients (the proposed indication addressed in the CRL mentioned above), (ii) a development milestone of up to $50.0 million upon U.S. marketing approval of an oral formulation of Relistor, (iii) up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iv) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates, and (v) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. (for which we have received $0.2 million to date). In the event that either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the development milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable upon annual U.S. sales first exceeding $100.0 million).

Funding and Financial Matters. At September 30, 2012, we held $41.1 million in cash and cash equivalents, a $6.7 million decrease from the second quarter-end, and a $29.0 million decrease from year-end 2011. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We currently use cash on hand and royalty payments from Relistor to fund our ongoing operations. We expect to continue to use cash on hand and future Relistor royalties and other revenues, including any future development and/or commercialization milestones, as well as payments we may receive for licenses or other transactions involving other proprietary assets and programs, to fund our operations in the future. If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or reduce headcount and other overhead expenses.

In April 2008, our Board of Directors approved a share repurchase program to acquire up to $15.0 million of our outstanding common shares, under which we have $12.3 million remaining available. Purchases may be discontinued at any time. We did not repurchase any common shares during the three or nine months ended September 30, 2012.

Our interim Consolidated Financial Statements included in this report have been prepared in accordance with applicable presentation requirements, and accordingly do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. ("GAAP"). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Our interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements, but do not include all disclosures required by GAAP.

2.  Revenue Recognition

We recognize revenue from all sources based on the provisions of the SEC's Staff Accounting Bulletin (SAB) No. 104 (SAB 104) and ASC 605 Revenue Recognition. Under ASC 605, the delivered items are separate units of accounting, provided (i) the delivered items have value to a collaborator on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. In April 2010, the FASB issued a separate update to ASC 605 which provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate. This method is effective on a prospective basis for milestones achieved after January 1, 2011.

There have been no changes to our revenue recognition accounting policies as of and for the nine months ended September 30, 2012 which policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

License Agreement with Salix – February 2011

Under our License Agreement, Salix is responsible for further developing and commercializing Relistor worldwide other than Japan, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations. We have granted Salix an exclusive license of relevant know-how, patent rights and technology, assigned relevant third-party contracts and we are responsible for serving on joint committees provided for in the License Agreement. We expect to perform joint committee services through 2013. We recognized $0.2 million and $59.6 million during the nine months ended September 30, 2012 and 2011, respectively, and $59.6 million for the year ended December 31, 2011, all from the $60.0 million upfront payment. At September 30, 2012, the $0.2 million remaining deferred revenue, which pertains to joint committee services, will be recognized in collaboration revenue as such activities are performed in the future.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

3.  Net (Loss) Income Per Share

Our basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. As of September 30, 2012 and 2011, the 28 and 101 shares, respectively, of unvested restricted stock outstanding have non-forfeitable rights to dividends. The allocation of net loss and net income, in the respective periods, to these participating securities pursuant to the two-class method is not material to both basic and diluted earnings per share. For the three and nine months ended September 30, 2012 and for the three months ended September 30, 2011, we reported net losses and, therefore, potential common shares were not included in the computation of diluted net loss per share since such inclusion would have been anti-dilutive. For the nine months ended September 30, 2011, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of common shares and dilutive effect, determined using the treasury stock method, of potential common shares outstanding. The calculations of net (loss) income per share, basic and diluted, are as follows:

	Net (Loss) Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
Three months ended September 30, 2012
Basic and diluted	$(11,301)	33,848	$(0.33)
Nine months ended September 30, 2012
Basic and diluted	$(35,107)	33,803	$(1.04)
Three months ended September 30, 2011
Basic and diluted	$(11,432)	33,710	$(0.34)
Nine months ended September 30, 2011
Basic	$21,127	33,501	$0.63
Dilutive effect of stock options	-	142
Dilutive effect of restricted stock	-	21
Diluted	$21,127	33,664	$0.63

For the three and nine months ended September 30, 2012 and 2011, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended September 30,
	2012		2011
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options	6,035	$12.22	6,186	$12.65
Restricted stock	33		9
Total	6,068		6,195

	Nine Months Ended September 30,
	2012		2011
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options	6,019	$12.31	4,126	$15.78
Restricted stock	68		-
Total	6,087		4,126

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

The following tables present our money market funds and auction rate securities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, classified by valuation hierarchy:

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

		Fair Value Measurements at September 30, 2012
Investment Type	Balance at September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$36,211	$36,211	$-	$-
Auction rate securities	3,240	-	-	3,240
Total	$39,451	$36,211	$-	$3,240

		Fair Value Measurements at December 31, 2011
Investment Type	Balance at December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$64,068	$64,068	$-	$-
Auction rate securities	3,332	-	-	3,332
Total	$67,400	$64,068	$-	$3,332

At September 30, 2012, we hold $3,240 in auction rate securities which are classified as Level 3. The fair value of these securities includes $2,300 of U.S. government subsidized securities collateralized by student loan obligations, with maturities greater than 10 years, and $940 of investment company perpetual preferred stock, without a stated maturity. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of September 30, 2012, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions or issuer calls of the securities, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. We use a discounted cash flow model to estimate the value of these auction rate securities and the unobservable inputs consist of a redemption period ranging from four to 17 years (weighted-average: 6.6 years) and discount rates ranging from 0.25% to 2.39% (weighted-average: 1.1%). Significant increases (decreases) in the redemption period or discount rates would result in a significantly lower (higher) fair value measurement. In re-evaluating the valuation of these securities as of September 30, 2012, the temporary impairment amount, the duration of which is greater than 12 months, decreased $8 from $268 at December 31, 2011, to $260, which is reflected as part of accumulated other comprehensive loss on our accompanying Consolidated Balance Sheets and based on such re-evaluation, we believe that we have the ability to hold these securities until recovery of fair value. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

For our financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the three and nine months ended September 30, 2012 and 2011:

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended September 30,
Description	2012	2011
Balance at beginning of period	$3,240	$3,516
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains (losses)
Included in net loss	-	-
Included in other comprehensive loss	-	8
Settlements at par	-	(100)
Balance at end of period	$3,240	$3,424
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$-

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Nine Months Ended September 30,
Description	2012	2011
Balance at beginning of period	$3,332	$3,608
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains (losses)
Included in net loss	-	-
Included in other comprehensive loss	8	16
Settlements at par	(100)	(200)
Balance at end of period	$3,240	$3,424
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$-

5.  Accounts Receivable

	September 30, 2012	December 31, 2011
Royalties	$728	$1,279
Collaborators	314	77
Research grants	87	100
Other	-	60
Total	$1,129	$1,516

The decrease in accounts receivable as of September 30, 2012 as compared to December 31, 2011, is primarily due to lower Relistor royalties from decreased net sales by Salix during the third quarter of 2012. Since December 31, 2011, we have collected all accounts receivable outstanding on that date.

INDEX
PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

6.  Accounts Payable and Accrued Expenses

	September 30, 2012	December 31, 2011
Accrued payroll and related costs	$1,845	$3,149
Accrued consulting and clinical trial costs	1,964	1,637
Restructuring costs	1,886	731
Legal and professional fees	593	371
Accounts payable	125	309
Other	73	134
Total	$6,486	$6,331

Accounts payable and accrued expenses increased as of September 30, 2012, compared to year end, primarily due to higher restructuring costs and legal and professional fees, partially offset by decrease due to the payment of 2011 accrued bonuses in the first quarter of 2012.

7.  Restructurings

We reduced headcount in the third and fourth quarters of 2011, resulting in a restructuring accrual of $1.3 million for severance and related benefits which were paid through August 2012. We incurred other exit and contract termination costs, including expenses related to a lease amendment and consolidation of employees within reduced facility space.

We completed an additional headcount reduction in the third quarter of 2012, resulting in a restructuring accrual of $1.9 million which is being paid through August 2013, and we intend to pay up to $1.2 million in shares of common stock through the Company's 2005 Stock Incentive Plan. At the closing market price of the Company's common stock on September 30, 2012, up to 412,000 shares may be issued in satisfaction of this obligation.

Activity in the restructuring accrual, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets, and in research and development and general and administrative expenses in the Consolidated Statements of Operations, is specified below.

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2011	$571	$6	$154	$731
Additions, net	-	122	3	125
Payments	(456)	(123)	(147)	(726)
Balance at March 31, 2012	115	5	10	130
Additions, net	-	62	-	62
Payments	(93)	(67)	(10)	(170)
Balance at June 30, 2012	22	-	-	22
Additions, net	1,886	-	-	1,886
Payments	(22)	-	-	(22)
Balance at September 30, 2012	$1,886	$-	$-	$1,886

INDEX

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(amounts in thousands, except per share amounts or as otherwise noted)

8.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include indemnification provisions which in our judgment are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of September 30, 2012.

INDEX

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. When we use the words "anticipates," "plans," "expects" and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. While it is impossible to identify or predict all such matters, these differences may result from, among other things, the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that clinical trials will not commence or proceed as planned; products appearing promising in early trials will not demonstrate efficacy or safety in larger-scale trials; clinical trial data on our products and product candidates will be unfavorable; our products will not receive marketing approval from regulators or, if approved, do not gain sufficient market acceptance to justify development and commercialization costs; competing products currently on the market or in development might reduce the commercial potential of our products; we, our collaborators or others might identify side effects after the product is on the market; or efficacy or safety concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales or other adverse events.

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

INDEX

As previously announced, on July 27 the FDA issued a Complete Response Letter (CRL) requesting additional clinical data for the supplemental New Drug Application (sNDA) for Relistor injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. On October 5, an End-of-Review meeting was held with the FDA's Division of Gastroenterology and Inborn Errors Products to better understand the contents of the letter. The Division has expressed a concern that there may be a risk associated with the chronic use of mu-opioid antagonists in patients who are taking opioids for chronic pain. In order to understand this potential risk, the Division has communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. Salix has held discussions with the Division and has expressed the view that the post-marketing, clinical and preclinical data currently available for Relistor adequately demonstrate an appropriate and expected safety profile sufficient to permit the approval of the current Relistor sNDA.

Salix and Progenics plan to continue to work with the FDA to generate a reasonable path forward for the further development and regulatory review of Relistor that can be agreed upon by the parties. While it is not possible to determine definitively the duration of discussions with the FDA regarding this matter, at this time Salix and Progenics anticipate a path forward could be reached with the FDA during 2013.

Our lead oncology product candidate is PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC) directed against prostate specific membrane antigen (PSMA), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. PSMA ADC is in phase 2 clinical study, and we are considering as appropriate strategic collaborations with biopharmaceutical companies for PSMA ADC. As a part of our work in oncology, we are also conducting preclinical development of novel phosphoinositide 3-kinase (PI3K) inhibitors, which we believe may be effective in blocking signaling pathways critical in the growth of aggressive cancers, particularly RAS-mutated tumors, and are seeking opportunities to expand our oncology pipeline through in-licensing and acquisitions.

With our focus on the development of medicines to treat cancer, we have discontinued development work on programs outside of this focus and are divesting or out-licensing others. In the third quarter we signed a non-binding term sheet, and are now in contract negotiations for disposition of the C. difficile program, and in October completed the divestment of the PRO 140 program, for which we received $3.5 million cash, together with rights to receive an additional $1.5 million upon commencement of a U.S. or ex-U.S. equivalent phase 3 clinical trial of PRO 140, an additional $5.0 million upon U.S. or E.U. marketing approval of the drug, and a 5% royalty on net sales of approved product(s). Progenics also in the third quarter completed a companywide restructuring, including a workforce reduction and termination of several early stage research projects. Our clinical development and manufacturing capabilities were unaffected by this restructuring.

Our sources of revenues for the three and nine months ended September 30, 2012 and 2011 have been payments under our collaboration agreements, including Relistor royalties, and funds from NIH research grants for expenses incurred in respect of programs we expect to divest or out-license. To date, our product sales have consisted solely of limited revenues from the sale of research reagents and we expect that those sales will not significantly increase over current levels in the near future.

A majority of our expenditures to date have been for research and development activities. During the nine months ended September 30, 2012, expenses for Oncology, primarily related to PSMA ADC, were $23.5 million compared to $15.3 million in 2011. Expenses for Relistor and Other research programs were $1.4 million and $2.6 million, respectively, during the nine months ended September 30, 2012 compared to $22.2 million and $8.2 million, respectively, for the same period in 2011. We expect to incur significant development expenses for our PSMA ADC product candidate as clinical trials progress, while expenses, including reimbursement revenue, related to Relistor depend on the amount of research and development work we perform upon request by Salix or Ono.

At September 30, 2012, we held $41.1 million in cash and cash equivalents, a decrease of $6.7 million from second quarter-end, and a $29.0 million decrease from year-end 2011. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to incur operating losses during the near term. At September 30, 2012, cash, cash equivalents and auction rate securities decreased $29.1 million to $44.3 million from $73.4 million at December 31, 2011.

If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or reduce headcount and other overhead expenses.

INDEX
Relistor. Relistor has been approved by regulatory authorities in the U.S., countries in the E.U., Canada and Australia since 2008 for treatment of OIC in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient.

Salix is responsible for further developing and commercializing Relistor, including completing clinical development necessary to support regulatory marketing approvals for potential new indications (such as chronic pain) and formulations of the drug, such as oral methylnaltrexone. Under our Agreement with Salix, we are eligible to receive (i) a development milestone of up to $40.0 million upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients (the proposed indication addressed in the CRL mentioned above), (ii) a development milestone of up to $50.0 million upon U.S. marketing approval of an oral formulation of Relistor, (iii) up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iv) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates, and (v) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. (for which we have received $0.2 million to date). In the event that either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable upon annual U.S. sales first exceeding $100.0 million).

Salix, Progenics, and Progenics' former collaborator Wyeth have transitioned U.S., European and other marketing authorizations and are transitioning additional commercialization outside the U.S. and Japan. Salix has secured distribution and marketing partners for Relistor in the European territory and has licensed Link Medical Products Pty Limited for distribution in Australia, New Zealand, South Africa and certain other markets in Asia. Salix is continuing efforts to secure additional distribution partners and/or sublicensees in Europe and Latin America.

Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, such as the actions of Salix and Ono, decisions by the FDA and other regulatory bodies, such as the recent CRL mentioned above, the outcome of clinical and other testing of Relistor, and, to the extent requested by our collaboration partners, our own efforts.

Oncology. In September, we opened enrollment in a phase 2 study in prostate cancer patients of our PSMA ADC compound. The trial is an open-label, multicenter study to assess the anti-tumor activity (measured by prostate specific antigen; circulating tumor cells; bone, visceral and nodal metastases; and pain), tolerability and safety of PSMA ADC in up to 75 subjects with metastatic castration-resistant prostate cancer. In June, we presented a summary of current interim results from our phase 1 clinical trial of PSMA ADC at the Plenary Session of the General Meeting of the American Society of Clinical Oncology (ASCO) held in Chicago.

Results of Operations (amounts in thousands unless otherwise noted)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Revenues	$1,117	$5,804	(81%)	$5,163	$82,599	(94%)
Expenses	(12,432)	(17,251)	(28%)	(40,313)	(61,521)	(34%)
Operating (loss) income	(11,315)	(11,447)	(1%)	(35,150)	21,078	(267%)
Other income	14	15	(7%)	43	49	(12%)
Net (loss) income	$(11,301)	$(11,432)	(1%)	$(35,107)	$21,127	(266%)

Revenues:

Our sources of revenue during the three and nine months ended September 30, 2012 and 2011 included our License Agreement with Salix, Transition Agreement with Wyeth, our License Agreement with Ono, our research grants from the NIH and, to a small extent, our sale of research reagents.

	Three Months Ended September 30,			Nine Months Ended September 30,
Sources of Revenue	2012	2011	Percent Change	2012	2011	Percent Change

Royalty income	$728	$1,240	(41%)	$4,181	$1,767	137%
Collaboration revenue	136	2,855	(95%)	521	76,398	(99%)
Research grants	243	1,681	(86%)	417	4,346	(90%)
Other revenues	10	28	(64%)	44	88	(50%)
Total	$1,117	$5,804	(81%)	$5,163	$82,599	(94%)

INDEX

Royalty income. During the three and nine months ended September 30, 2012 and during the three and nine months ended September 30, 2011, we recognized $728, $4,181, $1,240 and $1,767, respectively, of royalty income based on net sales of Relistor reported by Salix or its sublicensees. No royalties were payable to us during the first quarter of 2011.

	Relistor Net Sales Reported by Collaborators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S.	$3,800	$8,200	$25,100	$13,500
Ex-U.S.	1,100	1,500	2,900	4,700
Global	$4,900	$9,700	$28,000	$18,200

Collaboration revenue:

Salix Collaboration. During the three and nine months ended September 30, 2012, we recognized $130 and $505, respectively, of revenue from Salix, which includes $51 and $153, respectively, from the $60,000 upfront cash payment under the License Agreement and $79 and $352, respectively, as reimbursement of our expenses, in accordance with the License Agreement. As of September 30, 2012, $204 and $9 are recorded in deferred revenue – current and long-term, respectively. During the three and nine months ended September 30, 2011, we recognized $2,854 and $74,738, respectively, of upfront and reimbursement revenue from Salix and we recognized $0 and $1,630, respectively, of revenue from Wyeth, our collaborator before Salix, as reimbursement of our expenses under the 2009 Transition Agreement. We received no such reimbursement in 2012.

Ono Collaboration. During the three months ended September 30, 2012 and 2011, we recognized $6 and $1, respectively and during the nine months ended September 30, 2012 and 2011, we recognized $16 and $30, respectively, of reimbursement revenue for activities requested by Ono under the 2008 Ono Agreement.

Research grants. During the three months ended September 30, 2012 and 2011, we recognized $243 and $1,681, respectively, and during the nine months ended September 30, 2012 and 2011, we recognized $417 and $4,346, respectively, as revenue from federal government grants by the NIH to partially offset costs related to our research and development programs. The decrease in grant revenue resulted from lower reimbursable expenses in 2012 than in 2011. We expect NIH reimbursable expenses to continue to decline.

Other revenues, primarily from orders for research reagents, decreased to $10 for the three months ended September 30, 2012, from $28 for the same period in 2011 and decreased to $44 for the nine months ended September 30, 2012, from $88 for the same period in 2011.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $8,134 for the three months ended September 30, 2012 from $12,667 for the same period of 2011 and decreased to $27,497 for the nine months ended September 30, 2012 from $45,727 for the same period of 2011, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Salaries and benefits	$3,992	$5,216	(23%)	$13,287	$14,868	(11%)

Three Months: Salaries and benefits decreased from the 2011 period due to a decline in average headcount to 68 from 102 in the research and development departments and lower bonus accrual in the 2012 period, partially offset by an increase in accrued severance expense related to the headcount reductions.

Nine Months: Salaries and benefits decreased due to a decline in average headcount to 74 from 111 in the research and development departments and lower bonus accrual in the 2012 period, partially offset by an increase in expenses of $1,804 incurred in the first quarter of 2012 in connection with a former senior executive retirement and accrued severance expense, as described above.

INDEX

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Share-based compensation	$458	$1,243	(63%)	$4,036	$3,423	18%

Three Months: Share-based compensation decreased from the 2011 period primarily due to lower stock option plan, restricted stock and employee stock purchase plan expenses as a result of the 2011 termination of those plans.

Nine Months: Share-based compensation increased primarily due to the acceleration of options and restricted stock expenses of $1,638 resulting from a former senior executive retirement, partially offset by lower restricted stock expenses and lower employee stock purchase plan expenses resulting from the 2011 termination of those plans.

For the nine months ended September 30, 2011, share-based compensation included restricted stock and option plan expenses from (i) accelerated vesting of outstanding awards to non-management employees in connection with a change in program eligibility and termination of the Company's employee stock purchase plans (the latter of which resulted in a decline in share-based compensation), and (ii) a shift in headcount from general and administrative departments to research and development.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Clinical trial costs	$882	$413	114%	$1,961	$9,685	(80%)

Three Months: Clinical trial costs increased from the 2011 period primarily due to higher expenses in Oncology ($622), primarily related to PSMA ADC, and Other ($15), partially offset by lower expenses for Relistor ($168), resulting from lower clinical trial activities expense related to the oral methylnaltrexone phase 3 study assumed by Salix in 2011.

Nine Months: Clinical trial costs decreased primarily due to Relistor ($9,090), resulting from lower clinical trial activities expense related to the oral methylnaltrexone study, and Other ($43), partially offset by increased expenses in Oncology ($1,409), primarily related to PSMA ADC.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Laboratory and manufacturing supplies	$95	$2,572	(96%)	$472	$3,948	(88%)

Three Months: Laboratory and manufacturing supplies decreased from the 2011 period due to lower expenses in (i) Relistor ($2,120), (ii) Oncology ($18), resulting from a decline in manufacturing supplies for PSMA ADC, and (iii) Other ($339).

Nine Months: Laboratory and manufacturing supplies decreased due to lower expenses in (i) Relistor ($2,197), (ii) Oncology ($341), resulting from a decline in manufacturing supplies for PSMA ADC, and (iii) Other ($938).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Contract manufacturing and subcontractors	$821	$1,009	(19%)	$2,445	$5,872	(58%)

Three Months: Contract manufacturing and subcontractors decreased from the 2011 period due to lower expenses for Relistor ($8), resulting from a decrease in purchases of subcutaneous Relistor related products, and Other ($373), partially offset by an increase in Oncology ($193).

INDEX

Nine Months: Contract manufacturing and subcontractors decreased due to lower expenses for Relistor ($2,213), resulting from a decrease in purchases of subcutaneous Relistor related products, and Other ($1,469), partially offset by an increase in Oncology ($255).

Expenses in this category relate to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Consultants	$45	$164	(73%)	$268	$1,143	(77%)

Three Months: Consultants expense decreased from the 2011 period due to lower expenses for Relistor ($57), Oncology ($43) and Other programs ($19).

Nine Months: Consultants expense decreased due to lower expenses for Relistor ($811), primarily related to the sNDA submission for subcutaneous Relistor in non-cancer pain patients, Oncology ($14) and Other programs ($50).

Expenses in this category relate to monitoring ongoing clinical trials and reviewing data from completed trials including the preparation of filings and vary as the timing and level of such services are required.

	Three Months Ended September 30,			Six Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

License fees	$510	$114	347%	$660	$566	17%

Three Months: License fees increased due to higher expenses for Oncology ($401), partially offset by lower expenses for Relistor ($4) and Other ($1).

Nine Months: License fees increased due to higher expenses for Oncology ($402), partially offset by lower expenses for Relistor ($156) and Other ($152).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Royalty expense	$73	$147	(50%)	$420	$274	53%

Three Months: We recognized $73 and $147, respectively, of royalty expenses during the three months ended September 30, 2012 and 2011, and the decrease in expenses is due to lower net sales of Relistor in the 2012 period.

Nine Months: We recognized $420 and $274, respectively, of royalty expenses during the nine months ended September 30, 2012 and 2011, and the increase in expenses is due to higher net sales of Relistor in 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Other operating expenses	$1,258	$1,789	(30%)	$3,948	$5,948	(34%)

Three Months: Other operating expenses decreased from the 2011 period primarily due to decreases in rent ($377), facilities ($52), insurance ($35), travel ($20) and other operating expenses ($47).

Nine Months: Other operating expenses decreased primarily due to decreases in rent ($1,568), travel ($112), insurance ($37) and other operating expenses ($409), partially offset by increases in expenses for facilities ($126).

INDEX

General and Administrative Expenses decreased to $4,007 for the three months ended September 30, 2012 from $4,064 for the same period of 2011 and decreased to $11,753 for the nine months ended September 30, 2012, from $14,213 for the same period of 2011, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Salaries and benefits	$2,151	$1,918	12%	$5,606	$5,748	(2%)

Three Months: Salaries and benefits increased from the 2011 period due to an increase in accrued severance expense related to the headcount reductions, partially offset by a decrease in salary expenses due to a decline in average headcount to 24 from 30 and lower bonus accrual in the 2012 period, in the general and administrative departments.

Nine Months: Salaries and benefits decreased due to a decline in average headcount to 26 from 33, in the general and administrative departments and lower bonus accrual in the 2012 period, partially offset by an increase in accrued severance expense, as described above.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Share-based compensation	$496	$179	177%	$1,714	$1,272	35%

Three Months: Share-based compensation increased from the 2011 period due to higher stock option and restricted stock expenses in connection with the third quarter 2012 restructuring, partially offset by lower employee stock purchase plan expenses, as a result of the 2011 termination of those plans.

Nine Months: Share-based compensation increased due to higher stock option expenses, partially offset by lower restricted stock expenses and lower employee stock purchase plan expenses, resulting from the 2011 termination of those plans.

For the nine months ended September 30, 2011, share-based compensation reflected accelerated vesting in connection with termination of our employee stock purchase plans, as described under research and development expenses, above.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Consulting and professional fees	$475	$816	(42%)	$1,579	$3,636	(57%)

Three Months: Consulting and professional fees decreased from the 2011 period due to lower consulting ($181), audit ($94) and legal fees ($68), partially offset by higher other fees ($2).

Nine Months: Consulting and professional fees decreased due to lower consulting ($1,204), patent ($472), audit ($229) and other fees ($152).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Other operating expenses	$885	$1,151	(23%)	$2,854	$3,557	(20%)

Three Months: Other operating expenses decreased from the 2011 period due to lower expenses for rent ($125), investor relations ($30), taxes ($30) and other operating expenses ($135), partially offset by an increase in recruiting ($54).

Nine Months: Other operating expenses decreased due to lower expenses for rent ($518), investor relations ($64) and other operating expenses ($243), partially offset by an increase in recruiting ($122).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Depreciation and amortization	$291	$520	(44%)	$1,063	$1,581	(33%)

Three Months: Depreciation and amortization expense decreased to $291 from $520 for the 2011 period, primarily due to lower machinery and equipment fixed assets balances.

Nine Months: Depreciation and amortization expense decreased to $1,063 from $1,581 for the 2011 period, primarily due to lower machinery and equipment fixed assets balances.

Other income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change

Interest income	$14	$15	(7%)	$43	$49	(12%)

Three Months: Interest income decreased to $14 from $15 for the 2011 period, due to lower average balance of cash equivalents in 2012 than in 2011.

Nine Months: Interest income decreased to $43 from $49 for the 2011 period, due to lower average balance of cash equivalents in 2012 than in 2011.

Income Taxes:

For the three and nine months ended September 30, 2012 and for the three months ended September 30, 2011, our pre-tax losses were $11,301, $35,107 and $11,432, respectively. As a result of the $60,000 Salix upfront cash payment received in 2011, our pre-tax income was $21,127 for the nine months ended September 30, 2011, and we had taxable income in 2011, which has been offset fully with net operating loss carry-forwards.

Net (Loss) Income:

Our net loss was $11,301 and $35,107 for the three and nine months ended September 30, 2012, respectively, compared to net loss of $11,432 for the three months ended September 30, 2011 and income of $21,127 for the nine months ended September 30, 2011.

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

INDEX

At September 30, 2012, we held $41,096 in cash and cash equivalents, a decrease of $6,724 from $47,820 at June 30, 2012, and a decrease of $29,009 from $70,105 at December 31, 2011. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at September 30, 2012, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $3,240.

If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or reduce headcount and other overhead expenses.

Our cash flow from operating activities was negative for the nine months ended September 30, 2012, due primarily to the excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants to fund such programs, as described below. Our cash flow from operating activities was positive for the nine months ended September 30, 2011, due to the receipt in 2011 of a $60,000 Salix upfront payment from Salix, partially offset by expenditures on our research and development programs and general and administrative costs.

Sources of Cash

Operating Activities. During the nine months ended September 30, 2012 we received $5,078 under our collaborations, consisting of (i) $323 in reimbursement payments under the Salix License Agreement, (ii) $4,732 in royalties from Salix and (iii) $23 under the License Agreement with Ono. During the nine months ended September 30, 2011, we received $78,010 under our collaborations, consisting of (i) $60,000 Salix upfront cash payment, (ii) $13,912 in reimbursement payments under the Salix License Agreement, (iii) $225 in respect of Salix ex-U.S. sublicensee revenue, (iv) $527 in royalties from Salix, (v) $3,317 under the Transition Agreement with Wyeth, and (vi) $29 under the License Agreement with Ono.

We have partially funded research programs through awards from the NIH. For the nine months ended September 30, 2012 and 2011, we received $431 and $4,275, respectively, of revenue from all of our NIH awards. We expect a further decline in NIH reimbursable expenses.

Changes in Accounts receivable and Accounts payable for the nine months ended September 30, 2012 and 2011 resulted from the timing of receipts from Salix, the NIH, Wyeth and Ono, and payments made to trade vendors in the normal course of business.

Other than amounts to be received from Salix and Ono, we have no committed external sources of capital. Other than revenues from Relistor, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. Of $41,096 in cash and cash equivalents primarily invested in money market funds of which, at September 30, 2012, $33,326 is guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation's guarantee program. Our auction rate securities of $3,240 include $2,300 of securities collateralized by student loan obligations subsidized by the U.S. government, $100 of which was redeemed at par during the first quarter of 2012. These investments, while rated investment grade by the Standard & Poor's and Moody's rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector. During the nine months ended September 30, 2012, proceeds from sales of fixed assets were $368.

Financing Activities. During the nine months ended September 30, 2012 and 2011, we received cash of $196 and $3,234, respectively, from the exercise of stock options and, in 2011, from the sale of our common stock under our employee stock purchase plan. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under now-terminated employee stock purchase plans.

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

INDEX

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs, including conducting pre-clinical studies and clinical trials, pursuing regulatory approvals for product candidates, filing and prosecuting patent applications and defending patent claims. Our expenses for research and development for the nine months ended September 30, 2012 and 2011 were $27,497 and $45,727, respectively. Included in the 2012 period is $2,066 of cash disbursements incurred in connection with a former senior executive first quarter retirement. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

Investing Activities. During the nine months ended September 30, 2012 and 2011, we have spent $759 and $142, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under our licensing, collaboration and other agreements. The following table summarizes our contractual obligations as of September 30, 2012 for future payments under these agreements:

		Payments due by September 30,
	Total	2013	2014-2015	2016-2017	Thereafter
	(in millions)
Operating leases	$21.2	$2.4	$4.9	$5.1	$8.8
License, collaboration and other agreements:
Fixed payments	1.7	0.3	0.5	0.6	0.3
Contingent payments (1)	77.8	0.5	2.3	3.0	72.0
Total	$100.7	$3.2	$7.7	$8.7	$81.1
  _______________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

There have been no other changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2012, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands unless otherwise noted)

Our primary investment objective is to preserve principal. Our money market funds and auction rate securities have interest rates that were variable and totaled $39,451 at September 30, 2012. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

At September 30, 2012, we continue to hold approximately $3,240 (8.2% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments. The principal amount of these remaining auction rate securities will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of September 30, 2012 and the temporary impairment amount decreased $8 from $268 at December 31, 2011 to $260. A 100 basis point increase to our internal analysis would result in a $35 increase in the temporary impairment of these securities as of the nine months ended September 30, 2012.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Treasurer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of certain members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

The Disclosure Committee, under the supervision and with the participation of our senior management, including our CEO and Treasurer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the CEO and Treasurer concluded that our disclosure controls and procedures, as designed and implemented, were effective at the reasonable assurance level.

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

31.2
Certification of Angelo W. Lovallo, Jr., Senior Executive Director, Financial Reporting & Treasurer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: November 8, 2012	By:	/s/ Angelo W. Lovallo, Jr.
Angelo W. Lovallo, Jr. Senior Executive Director Financial Reporting & Treasurer (Principal Financial and Accounting Officer)