Form 10-K/A
PROGENICS PHARMACEUTICALS INC
filed 2013-04-30
CIK 835887

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act:

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

As of March 8, 2013, 51,131,349 shares of Common Stock, par value $.0013 per share, were outstanding.

EXPLANATORY NOTE

Progenics Pharmaceuticals, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2012, as originally filed with the U.S. Securities and Exchange Commission March 15, 2013, to amend Part III -- Items 10-14 to include therein the information required by such Items that, in the March 15 filing, was to be incorporated by reference to the Company's definitive proxy statement for its 2013 Annual Meeting of Stockholders to be held June 12, 2013. The Company now expects that the definitive proxy statement will be filed shortly after April 30, 2013, the end of the period referenced in Form 10-K General Instruction G(3) during which such incorporation by reference may occur.

Information contained in this Amendment is identical to information covering the same subject matter included in the Company's preliminary proxy statement for the 2013 Annual Meeting filed with the SEC on April 22, 2013; its presentation here does not change the information contained in that filing.

 Amendment No.1 also amends (i) the cover page of the Form 10-K to delete the information under the heading "Documents Incorporated by Reference" and check the box confirming the absence of Regulation S-K Item 405 disclosure, and (ii) Part IV Item 15, which includes the Exhibit Index, to add new officer certifications in accordance with Rule 12b-15 and Rule 13a-14(a) under the U.S. Securities Exchange Act of 1934, as amended.

Progenics is not modifying, and this Amendment does not change, other disclosure presented in its 2012 Form 10-K, including the financial statements contained therein. This Amendment should therefore be read in conjunction with the March 15 filing and our other SEC reports and filings since that date.

This Amendment, together with the Registrant's 2012 Annual Report on Form 10-K filed March 15, 2013, constitutes its Annual Report on Form 10-K for the year ended December 31, 2012.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors of the Company

Our directors are listed below together with information concerning (i) their principal occupations or employment, including other public-company directorships, during the past five years, and (ii) the particular experience, qualifications, attributes and/or skills of each nominee that led the Board and its Nominating and Corporate Governance Committee to determine that he or she should serve as a director.

	Director Since	Position with the Company
Peter J. Crowley (3)(4)(5)	2009	Chairman
Paul J. Maddon	1986	Vice Chairman
Charles A. Baker(1)(2)(3)*	1994	Director
Mark R. Baker (4)(5)	2009	Chief Executive Officer and Director
Kurt W. Briner*	1998	Director
Stephen P. Goff (2)(4)	1993	Director
David A. Scheinberg (1)(4)(5)	1996	Director
Nicole S. Williams (1)	2007	Director
____________
Member of:
(1)                Audit Committee.
(2)                Nominating and Corporate Governance Committee.
(3)                Compensation Committee.
(4)                Science and Technology Committee.
(5)                Strategy and External Technology Subcommittee.

*                As noted in the Company's preliminary proxy statement for its 2013 Annual Meeting of Stockholders, Messrs. Charles Baker and Briner are not standing for re-election at the upcoming 2013 Annual Meeting of Stockholders.

Mr. Crowley, 54, is Operating Partner of MTS Health Partners, L.P., a New York based healthcare merchant bank, and an Operating Partner at JH Partners, a private equity firm. Mr. Crowley retired in 2008 as Managing Director of the Healthcare Investment Banking group at Oppenheimer & Company (formerly CIBC World Markets), which he headed since 1995, with responsibility for public and private financing and advisory services for biotechnology, pharmaceutical, medical device and healthcare services companies. Mr. Crowley serves on the board of directors of the New York Eye and Ear Infirmary, Continuum Hospitals, the Foundation Fighting Blindness and Rye Country Day School. He is also a board member at La Perla, an Italian lingerie company, Ouidad, a hair salon company, and Napastyle, a specialty food and furnishings company. Mr. Crowley holds an M.B.A. in finance from Columbia University Graduate School of Business and a B.A. in economics from Harvard University.

Mr. Crowley brings to the Board deep perspective into U.S. and international capital markets and strategic business trends. As a senior investment banker specializing in the healthcare industry, Mr. Crowley developed financial and analytic capabilities which are key inputs in the development of the Company's strategic direction, the setting of goals for its financial and operational plans, and the oversight of its financial reporting and audit functions. He has extensive knowledge of, and contacts with major participants in, the global biotechnology and pharmaceutical industries, as well as a wealth of experience evaluating the performance of businesses and products in the Company's industry and designing appropriate strategic and financial alternatives for them.

Dr. Maddon, 53, Progenics' Founder and Vice Chairman, has served in various capacities since the Company's inception, including Chairman of the Board, Chief Executive Officer, President and Chief Science Officer. Now a private investor and entrepreneur, he serves as a trustee of Columbia University and as a member of the Board of Advisors of its Medical Center.  He also serves as a trustee of the Society for Science & the Public and NYSCI (New York Hall of Science), as well as a director of the Children's Health Fund and the Fund for Public Health in New York.  Dr. Maddon serves as a director of Azevan Pharmaceuticals, Inc., a privately-held biotechnology company developing therapeutics to treat disorders of stress, mood, and behavior, as well as an advisor to Nutrition 21, LLC, a privately-held developer and marketer of nutritional products.

Prior to founding Progenics, from 1981 to 1988 Dr. Maddon performed research at the Howard Hughes Medical Institute at Columbia in the laboratory of Dr. Richard Axel. Dr. Maddon holds a B.A. in biochemistry, an M.D., and a Ph.D. in biochemistry and molecular biophysics, all from Columbia.

As a result of Dr. Maddon's long tenure as CEO and CSO of Progenics, he has extensive knowledge of the Company and the biopharmaceutical industry and provides valuable business, leadership and management insights. Dr. Maddon's background reflects significant achievements in and knowledge of business, science and medicine, with a deep understanding of product development and the role of science in business.  Through his service as a board member of other organizations, he also brings important insight on emerging technologies, products and markets, and how various areas of research and development, and the Company as a whole, compare against competing alternatives.

Mr. Charles Baker, 80, is a business advisor to biotechnology companies. He is the former Chairman, President and Chief Executive Officer of The Liposome Company, Inc., a position he held from 1989 until the sale of the company in 2000. Mr. Baker has over 45 years of pharmaceutical industry experience and has held senior management positions at Pfizer, Abbott Laboratories and Squibb Corporation. He is a director of Regeneron Pharmaceuticals, Inc., a biotechnology company. Mr. Baker received a B.A. from Swarthmore College and a J.D. from the Columbia University School of Law.

Mr. Baker's decade of service at Liposome has given him special insight into the needs and value drivers of enterprises similar to Progenics in scale and scope. He has extensive experience in product commercialization both in the biotechnology setting and, earlier in his career, at Pfizer, Abbott Laboratories and Squibb Corporation, as well as interacting with fellow board members and understanding the expectations of shareholders. His service as a board member of Regeneron, a company with a business model similar to ours, also contributes to his extensive knowledge and understanding of the biotechnology industry.

Messrs. Charles Baker and Mark Baker are not related.

Mr. Mark Baker, 58, Chief Executive Officer, joined the Company in 2005 as Senior Vice President & General Counsel and Secretary. In 2008, he was appointed Executive Vice President – Corporate, in 2009 became President, and has been CEO since March 2011. From 2003 to 2005, Mr. Baker was Chief Business Officer, Secretary and a director of New York Trans Harbor LLC, a privately-held ferry operation in New York City. From 1997 to 2001, he was Executive Vice President, Chief Legal Officer and Secretary of Continental Grain Company, a privately-held international agri-business and financial concern. Prior thereto, he was a partner and Co-Chairman of the Capital Markets Group of the New York law firm, Dewey Ballantine. Mr. Baker has an A.B. degree from Columbia College and a J.D. from the Columbia University School of Law.

Mr. Baker's qualifications for serving as a director of the Company include his 30 years of business and legal experience, a significant portion of which has been in the life sciences industry. Mr. Baker has been involved in the senior management of the organizations with which he worked before joining the Company, and has extensive experience managing public and private companies, including specific experience with respect to the financial, accounting, audit, human resources, intellectual property, legal, environmental, insurance, scientific and operational aspects of businesses in diverse industries. He has also served as a legal and business advisor to numerous boards of directors of public and private entities.

Mr. Briner, 68, is the former President and Chief Executive Officer of Sanofi Pharma S.A, a position he held from 1988 until his retirement in 2000. He has over 35 years of experience in the pharmaceutical industry, and is a director of Galenica S.A., a European-based pharmaceutical company. He was a director of Novo Nordisk Danmark prior to 2010. Mr. Briner attended Humanistisches Gymnasium in Basel and École de Commerce in Basel and Lausanne.

Mr. Briner's extensive experience in the pharmaceutical industry is a principal qualification for his nomination as a director. Through his service in senior management of large pharmaceutical enterprises and oversight of commercialization programs for pharmaceutical products, Mr. Briner has acquired broad perspective on historical and current trends and developments in the pharmaceutical industry and an appreciation of business organizations and practices in diverse international cultures. From his service as a board member of Novo Nordisk Danmark and Galenica, Mr. Briner also maintains personal and business relationships with key individuals throughout the global pharmaceutical industry.

Dr. Goff, 61, the Higgins Professor in the Departments of Biochemistry and Molecular Biophysics, and Microbiology and Immunology at Columbia University, became a scientific advisor to us in 1988. He received an A.B. in biophysics from Amherst College and a Ph.D. in biochemistry from Stanford University. Dr. Goff performed post-doctoral research at the Massachusetts Institute of Technology in the laboratory of Dr. David Baltimore.

Dr. Goff's reputation and extensive relationships in the medical research community have resulted in his being involved in evaluating cutting-edge research proposals in diverse areas of inquiry, and he brings that experience and knowledge to advising the Company on its research and development initiatives. His long academic career concentrating in infectious disease research has been especially valuable to the Company's efforts in virology and related fields.

Dr. Scheinberg, 57, became a scientific advisor to Progenics in 1994. He has been associated with the Sloan-Kettering Institute for Cancer Research since 1986, where he is the Vincent Astor Chair and Member, Leukemia Service; Chairman, Molecular Pharmacology and Chemistry Program; Chairman, Experimental Therapeutics Center; and Head, Laboratory of Hematopoietic Cancer Immunochemistry. He also holds the positions of Professor of Medicine and of Pharmacology at the Medical College of Cornell University. He received a B.A. from Cornell and an M.D. and a Ph.D. in pharmacology and experimental therapeutics from The Johns Hopkins University School of Medicine.  Dr. Scheinberg is a director of ContraFect Corporation, a privately-held biotechnology company.

Dr. Scheinberg's expertise as a leading academic oncologist at Sloan-Kettering and Cornell is exceptionally valuable to the Board and its scientific committees, which he chairs. He evaluates potential research directions and the design and monitoring of resulting programs. His broad knowledge of and contacts in the highest levels of medical research are important to the Company's efforts to advance its research and development initiatives.

Ms. Williams, 68, was elected to our Board in 2007 after retiring in 2006 as Chief Financial Officer of Abraxis Bioscience Inc., a biopharmaceutical company, and President of its Abraxis Pharmaceutical Products division, positions she assumed upon the 2006 merger of American Pharmaceutical Partners, Inc. and American Bioscience Inc. From 2002 to 2006, Ms. Williams was the Executive Vice President and Chief Financial Officer of American Pharmaceutical Partners, as well as President from 2005. Previously, she was Executive Vice President and Chief Financial Officer of R.P. Scherer, Inc., a global drug delivery company. Ms. Williams is President of the Nicklin Capital Group, Inc., a firm she founded in 1999 to invest in and provide consulting to early-stage technology companies in the Midwest. She is a director, Audit Committee chair and Compensation Committee member at Intercept Pharmaceuticals, Inc. (ICPT), a biotechnology company, and previously held the same positions at Orchid Cellmark, Inc., a leading DNA identity testing service company, until its 2011 purchase by LabCorp. Ms. Williams received her Demi-License en Science Politique from the University of Geneva, Switzerland, her License en Science Politique from the Graduate Institute of International Affairs, University of Geneva, Switzerland and her M.B.A. from the Graduate School of Business, University of Chicago. She is a National Association of Corporate Directors (NACD) Board Leadership Fellow.

Ms. Williams' experience gives her special insight into the financial and operational issues that a company in the pharmaceutical industry faces. She brings expertise to the Company in the areas of financial analysis and reporting, internal auditing and controls, and risk management oversight. Her board and audit committee roles at other public companies give her a broad perspective in the areas of financial reporting, and audit and Enterprise Risk Management. Her international training and experience with global corporations helps to guide the Company as its operations and activities have become more global.

Other Information. In 2005, the SEC issued an order against Mr. Crowley arising out of allegations that his former employer violated Section 15B(c)(1) of the U.S. Securities Exchange Act of 1934 and Rule G-37(b) of the Municipal Securities Rulemaking Board, which prohibit a broker, dealer or municipal securities dealer from engaging in municipal securities business with an issuer within two years after any contribution to an official of such issuer. The alleged violations occurred as a result of a 2002 political donation made by Mr. Crowley to the re-election campaign of an official of an issuer with which the employer subsequently engaged in municipal securities business. Mr. Crowley was ordered to cease and desist from causing any violations and any future violations of the above provisions and pay a $25,000 civil money penalty. Mr. Crowley consented to the entry of the order without admitting or denying its findings, except as to the SEC's jurisdiction over him and the subject matter of the proceedings.

Executive and Other Officers

Information concerning our executive and other officers is set forth below. Our executive officers are the CEO and our four Senior Vice Presidents. There are no family relationships between any of our directors and executive officers. None of the organizations identified below with which an officer has previously been employed or associated is a parent, subsidiary or affiliate of the Company. Background information for Mr. Baker is provided in Proposal 1.

Position with the Company
John W. Babich	Senior Vice President
Robert J. Israel	Senior Vice President, Medical Affairs & Clinical Research
William C. Olson	Senior Vice President, Research & Development
Nitya G. Ray	Senior Vice President, Manufacturing
Ann Marie Assumma	Vice President, Regulatory Affairs
Angelo W. Lovallo, Jr.	Vice President, Finance and Treasurer
Vivien Wong	Vice President, Product Development
David E. Martin	General Counsel

Dr. Babich, 56, is a 1997 founder of our new subsidiary Molecular Insight Pharmaceuticals, Inc., which Progenics acquired in January 2013.  He served as Executive Vice President, Chief Scientific Officer, President of Research and Development and a director of Molecular Insight from 1998 to 2010, and from January to May 2009, as Chairman of the Board and Chief Executive Officer. Prior to founding Molecular Insight, Dr. Babich was Assistant Professor of Radiology at Harvard Medical School and Staff Radiopharmaceutical Chemist at Massachusetts General Hospital, Boston, Massachusetts. Prior to joining MGH, he was Principal Scientist and Head of the Radiopharmaceutical Section at the Institute of Cancer Research in England. Dr. Babich received a B.S. degree in pharmaceutical sciences from St. John's University, an M.S. from the University of Southern California, and a Ph.D. from the University of London.

In December, 2010, Molecular Insight filed a voluntary petition in the United States Bankruptcy Court for the District of Massachusetts seeking relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (Case No. 10-23355). It operated its business and managed its properties as a debtor in possession under bankruptcy protection until emerging from bankruptcy in May, 2011.

Dr. Israel, 56, Senior Vice President, Medical Affairs & Clinical Research, has been with Progenics since 1994. He previously held oncology positions at Sandoz Pharmaceuticals Corporation and Schering-Plough Corporation. Dr. Israel is a licensed physician and is board certified in internal medicine and medical oncology. He received a B.A. in physics from Rutgers University and an M.D. from the University of Pennsylvania, and completed an oncology fellowship at the Memorial Sloan-Kettering Cancer Center. Dr. Israel has been a consultant to the Solid Tumor Service at Sloan-Kettering.

Dr. Olson, 50, currently serves as Senior Vice President, Research & Development. He also has been with the Company since 1994, and was a scientist at Johnson & Johnson and MicroGeneSys, Inc., a biotechnology company, for five years before joining Progenics. Dr. Olson has served on scientific review committees of the National Institutes of Health and has co-authored more than 40 articles for peer-reviewed scientific journals. He received a Ph.D. from the Massachusetts Institute of Technology and a B.S. from the University of North Dakota, both in chemical engineering.

Dr. Ray, 60, Senior Vice President, Manufacturing, joined Progenics in 2001. Prior to joining Progenics, Dr. Ray served as Director of Bioprocess Development at Ortec International, and before that held positions of increasing responsibility at Hoffmann-La Roche in the areas of GMP Manufacturing and Process Development, ultimately as Research Leader, Biopharmaceuticals. Early in his career he developed process technology for biopharmaceutical manufacturing at Verax Corporation. Dr. Ray received an M.S. and Ph.D. in chemical and biochemical engineering from Rutgers University and a B.S. in chemical engineering from Jadavpur University, India.

Ms. Assumma, 59, joined Progenics in 2004 and currently serves as Vice President, Regulatory Affairs. She has over 30 years' experience in the pharmaceutical industry and regulatory affairs at companies including Dov Pharmaceuticals, Emisphere Technologies, Bayer and American Cyanamid. Ms. Assumma earned her M.S. in pharmacology from New York Medical College and a B.S. in biology from Fordham University.

Mr. Lovallo, 48, was appointed Treasurer in 2011 and Vice President, Finance this year. Before joining Progenics in 2008 as Senior Director, Financial Reporting, he held Vice President, Financial Reporting positions at MBIA Inc. from 2004 to 2008 and AllianceBernstein from 1998 to 2004. Earlier in his career, he was in accounting policy at Salomon Smith Barney and a senior manager at KPMG LLP. He received a B.B.A. in public accounting from Hofstra University and is a Certified Public Accountant.

Dr. Wong, 56, currently serves as Vice President, Product Development. For three years prior to joining Progenics in 2007, Dr. Wong was Principal at Theritas Pharmaceutical Consultants. From 1989 to 2004, she held positions of increasing responsibility in preclinical development and pharmacology at Emisphere Technologies, Vivoquest, and Regeneron Pharmaceuticals. Dr. Wong has been a co-author on over 30 scientific articles for peer-reviewed journals. She received a B.Sc. in biology from the Mississippi University for Women, a Ph.D. in anatomy and neurobiology from the University of Maryland School of Medicine, and completed a postdoctoral fellowship in neurology at the Albert Einstein College of Medicine.

Mr. Martin, 58, General Counsel, joined Progenics in 2008 as Associate General Counsel after practicing corporate and finance law in New York City for over 25 years including with Loeb & Loeb, AXA Equitable, Dewey Ballantine and in his own special clients practice. He holds a B.A. in mathematics and history from the University of Pennsylvania and a J.D. from the Columbia University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the reports under Section 16(a) of the Exchange Act and representations furnished to us with respect to the last fiscal year, we believe that each of the persons required to file such reports is in compliance with all applicable filing requirements. We continue to monitor the effectiveness of our policies and procedures designed to ensure compliance with Section 16 reporting requirements.

Code of Business Ethics and Conduct

We have a Code of Business Ethics and Conduct which is applicable to all of our directors, employees and consultants. The Code meets the criteria for a "code of ethics" under the SEC rules and "code of conduct" under the NASDAQ Marketplace rules. The Code is described in more detail under Item 13 - Certain Relationships and Related Transactions, and Director Independance, and is available on our website at http://www.progenics.com/documents.cfm.

Certain Audit Committee Matters

The Company's Audit Committee of the Board of Directors, consisting of Ms. Williams, Chair, Mr. Charles Baker and Dr. Scheinberg, reviews our annual financial statements prior to their submission to the SEC, consults with our independent auditors and examines and considers such other matters in relation to the audit of our financial statements and in relation to our financial affairs, including the selection and retention of our independent auditors. It is responsible for oversight of the Company's internal auditor, who reports directly to it, oversees the work of management to identify, assess and monitor risk, and liaises with management and the Board in risk mitigation efforts. The Board has also determined that each member of the Audit Committee meets the independence requirements prescribed by the NASDAQ Marketplace rules, the SEC and the Internal Revenue Service.  The Board has determined that Ms. Williams is an "audit committee financial expert" as such term is defined in Item 404(d)(5) of Regulation S-K.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

Progenics is a biotechnology company engaged in drug development and commercialization, focusing on oncology. We compete with biopharmaceutical companies of all sizes to attract employees with the skills and expertise necessary to develop and commercialize drugs and achieve our objectives. Since the funds we can use for compensation are limited, we have worked to develop a compensation program that allows us to attract and retain talented individuals with the essential experience and skills we need at the executive level while being mindful of our limited resources. We have employed a philosophy which combines base salary with bonus compensation and long-term equity incentives in the form primarily of stock options and in the past also in restricted stock. We strive to conserve cash resources by setting base salaries and total cash compensation at what we deem an appropriate level in view of market compensation data in our industry while providing meaningful long-term equity opportunity.

This Compensation Discussion and Analysis (CD&A) outlines, among other things, our compensation philosophy, objectives and processes as they relate to our Named Executive Officers (NEOs) in 2012: Mr. Baker (CEO); Vice President and Treasurer Mr. Lovallo (PFO); Mr. McKinney (CFO until September 30, 2012); Senior Vice Presidents Drs. Israel and Olson; Vice President Ms. Assumma; and Dr. Maddon (Vice Chairman and CSO until March 14, 2012; now a non-employee Vice Chairman).

The Company's Compensation Committee of the Board of Directors makes recommendations concerning salaries and incentive compensation for our employees and consultants, establishes and approves salaries and incentive compensation for our executive officers and other senior employees, administers our stock option plans and otherwise seeks to ensure that our compensation philosophy is consistent with our best interests and is properly implemented. Mr. Crowley is Chair of this Committee.

Overview. Progenics made significant progress in achieving strategic objectives and program development in 2012, but as discussed below two important goals related to our first commercial drug, Relistor®, which we repartnered with Salix Pharmaceuticals in early 2011, were not achieved.

Beginning in late 2011, after a strategic review of our programs and operations and continuing to the present, we have reoriented our strategic focus on the oncology space and devoted significant efforts to enhancing and expanding this area of our existing and prospective business.  Our principal efforts in 2012 were to (a) move forward our oncology drug candidate programs, particularly our PSMA ADC product candidate for prostate cancer, and early research in proprietary phosphoinositide 3-kinase (PI3K) inhibitors (which we are seeking to partner); (b) identify and pursue a number of opportunities to expand our oncology pipeline through in-licensing and acquisitions, culminating early this year in the acquisition of Molecular Insight; and (c) evaluate internally developed programs and technologies outside our oncology focus for possible advancement with other parties, which resulted in our partnering our proprietary C. difficile research program and our PRO 140 HIV viral-entry inhibitor.

At the same time, we continued to focus on controlling costs and achieving a sustainable cash burn rate, and redoubled those efforts after, as previously announced, the U.S. Food and Drug Administration issued a Complete Response Letter for a supplemental New Drug Application for an expanded Relistor indication. We also completed a follow-on public offering of common stock in the fourth quarter of 2012 to provide funding for our R&D and strategic efforts.

The compensation of our executives reflected the performance of the Company during 2012.  We believe overall Company compensation has historically been highly correlated to Company performance. We have adopted a formal annual incentive plan based on established metrics and administered by the Compensation Committee to provide a framework to determine annual bonus payments to NEOs and other executives.  This plan is used to establish an even stronger linkage between compensation and individual and Company performance. As part of that process, we established specific annual goals for the Company and for each NEO, and, as discussed below, determined bonuses against specific target bonuses established for each NEO taking into account how well the Company and the executive performed against the established goals as determined by the Compensation Committee.

The Committee believes that the total compensation earned by the NEOs and approved by the Committee appropriately reflect the performance of the executives and the Company and is consistent with our compensation philosophy.

Executive Compensation Objectives. We seek to achieve the following broad goals in our executive compensation programs and decisions regarding individual compensation:

•	Attract and retain executives critical to our overall success.

•	Reward executives for contributions to achieving strategic goals that enhance stockholder value.

•	Foster and maintain a company culture of ownership, creativity and innovation.

•	Motivate our NEOs to achieve critical long- and short-term development, product and financial milestones set by the Board and management.

General Compensation Process. The Compensation Committee is responsible for determining the elements and levels of compensation for our NEOs. In doing so, it reviews our corporate performance against financial and corporate achievement measures, assesses individual performance and evaluates recommendations of the CEO regarding compensation for other NEOs.

In assessing Company and individual NEO performance, the Committee has considered the progress of the Company in achieving its strategic goal of being a leading oncology biotechnology company; research, development and commercialization of its product candidates; and the contributions made by each NEO to those efforts. Recent examples of this progress include advancing our PSMA ADC clinical development program; partnering selected proprietary programs and technologies; identifying and executing on opportunities complementary to our focus on oncology; and managing our relationships with collaborators and others.

The process the Committee followed in assessing the NEOs and the Company's performance for 2012 began, as has been the Committee's practice in the past, with meetings in February 2012. These meetings were focused on compensation for the NEOs and were principally focused on approving bonuses relating to 2011 performance and establishing 2012 salary levels.  Bonus targets for 2012 performance were established in mid-year. In those meetings, Mr. Baker was invited to make an oral presentation and submit to the Committee written materials regarding the performance of the NEOs and other executive officers, his views regarding the performance of the Company and his assessment of his own performance. These presentations and the Committee's assessment considered activities for 2011 and 2012 as described above.  In February and March 2012 meetings, the Committee also considered the possible retirement of Dr. Maddon as CSO, which was implemented when the Company and Dr. Maddon entered into a retirement agreement.

In 2012 the Committee conferred with its then-compensation consultant, Pearl Meyer & Partners, to establish target compensation for the Company's NEOs. Pearl Meyer provided to the Committee a report outlining competitive market compensation data for consideration when determining different levels and mix of compensation. The primary data sources utilized for this purpose were publicly available compensation information of NEOs of a Peer Group of companies within the biotechnology industry, selected by the Committee with the consultant's assistance, that were similar to Progenics in size, stature and state of development. The Peer Group companies, reviewed by the Committee with the consultant's assistance to ensure that they remained relevant and meaningful comparators, consisted of:

Acorda Therapeutics, Inc.	Idenix Pharmaceuticals, Inc.
Adolor Corp.	Immunomedics Inc.
Allos Therapeutics Inc.	Infinity Pharmaceuticals Inc.
Alnylam Pharmaceuticals Inc.	Nektar Therapeutics
Ariad Pharmaceuticals Inc.	Neurocrine Biosciences, Inc.
Array Biopharma Inc.	Sangamo Biosciences Inc.
Dyax Corp.	Sucampo Pharmaceuticals, Inc.
GTx Inc.	Synta Pharmaceuticals Corp.

Changes in this year's Peer Group reflect Progenics' decreased market capitalization, as well as the acquisition of several peer group members by other companies.  Peer Group data were supplemented with published executive compensation surveys providing position-based compensation data from biotechnology companies similar in size and scope to the Company.

In addition to Mr. Baker's recommendations regarding the other NEOs and its review of market data provided by its consultant, in setting 2012 target compensation opportunities the Committee considered other factors such as the individual's corporate roles and responsibilities, particular experience and expertise, performance and specific duties, the scope of his or her position and the department(s) or group(s) for which he or she had responsibility, the Company's overall corporate financial performance and the progress of our research and development programs and strategic initiatives during the year.

Having reviewed the market data and taken into consideration all other pertinent information, the Committee made decisions regarding 2012 base salaries and target bonuses by majority vote. Mr. Baker neither had a vote nor was present for decisions regarding his own compensation.

The Committee used a similar process at mid-year to determine the long-term incentive elements of our NEO compensation program paid in stock options and restricted stock. The Committee considered Mr. Baker's recommendation for long-term incentive awards to the other NEOs, and made its own determination of the appropriate long-term incentive awards for Mr. Baker. The Committee determined to make all such awards in respect of 2012 performance in the form of stock options, and issued these grants in the second quarter of 2013.

We believe that each NEO's 2012 compensation package is generally within the competitive range of practices when compared to objective comparative data even where qualitative factors have influenced our compensation decision.

In addition to providing market compensation information, Pearl Meyer advised the Committee on various aspects of the foregoing process, including Peer Group composition, comparisons of compensation components and levels, and compensation program structure. The Committee retained Pearl Meyer for its services in 2012 directly, although in carrying out assignments, the consultant interacted directly with our management when necessary and appropriate. In addition, in its discretion, Pearl Meyer sought input and feedback from our executives, primarily Mr. McKinney, regarding its work product prior to presentation to the Committee, in order to confirm alignment with the Company's business strategy and to obtain data or information necessary for its work. Pearl Meyer provided the Committee with an annual Compensation Report.

Elements of Compensation. We utilize a compensation strategy in line with that of other companies within the biotechnology industry which includes base salary, annual bonus, long-term incentives and retirement and severance benefits. These elements are designed to reward (i) the level of effort and competence demonstrated in light of the executive's duties and responsibilities (base salary), (ii) decision-making that supports our annual product, development and financial goals (annual bonus), and (iii) a focus on building shareholder value over the long term by making decisions that will not sacrifice long-term prospects for a particular short-term achievement or goal (long-term incentives).

Base Salary. Levels of base salary for our executives in general take into account an individual's role and responsibilities, experience, expertise, individual performance and tenure. The amount is typically at or slightly below the median industry compensation level for the position as shown by appropriate market data provided by the Committee's consultant. Relative to market data for other CEOs, Mr. Baker's salary of $517,500 was below the median of market data.   The Committee determined this competitive positioning to be appropriate and reflective of Mr. Baker's tenure as CEO.

Annual Bonus. Beginning in the fourth quarter of each year, the Compensation Committee works collaboratively with senior management to develop corporate goals and objectives tied to strategic plans for the coming year. In 2012, this process was completed in mid-year, and established five corporate strategic and research and development goals and one operational and financial goal, with the weightings noted below, for use in determining cash bonuses:

•	FDA approval of RELISTOR for opioid induced constipation in patients with chronic, non-cancer pain (25%).

•	Submission and acceptance of a New Drug Application filing with the FDA for approval of an oral formulation of methylnaltrexone (the active ingredient of Relistor) (25%).

•	Significant enhancement of the Company's pipeline through in-license or acquisition (10%).

•	Initiation of a phase 2 trial of the Company's PSMA ADC product candidate and advancement of the program to the satisfaction of the Committee (20%).

•	Advancement of the Company's research program to the satisfaction of the Committee (10%).

•	Achievement of a cash burn amount not in excess of the amount provided in the Company's 2012 budget (10%).

These corporate goals, along with individual goals for each NEO, were used in a program measuring performance over the course of the year. Target bonus amounts were based on a percentage of base salaries and are generally set near the target bonus amounts for comparable positions in our Peer Group. In 2012, a bonus target of 50% of base salary, based entirely on achievement of corporate goals, was established for Mr. Baker. For the other NEOs, each of whom had a target maximum bonus set by Mr. Baker, 75% of the bonus amount was attributed to achievement of corporate goals and 25% to individual goals, in the case of Senior Vice Presidents; for Vice Presidents, the percentages were 67% and 33%, respectively.

Based on the overall percentage of corporate goal achievement determined by the Committee during the first quarter of the following year and the percentage of individual goal achievement of each NEO determined by Mr. Baker and reviewed by the Committee, actual bonus payments may be above or below bonus target amounts in the Committee's discretion based on actual performance. Bonus amounts for NEOs other than Mr. Baker are recommended by Mr. Baker and reviewed by the Committee, and the Committee determines the bonus amount for Mr. Baker.  Bonuses are generally paid in the first quarter of the following year.

For 2012, the Committee approved a corporate achievement percentage of 60% of target based on the Company:

•	Not meeting the subcutaneous RELISTOR chronic, non-cancer pain sNDA approval goal.

•	Not meeting the oral methylnaltrexone NDA submission goal.

•	Not meeting the significant pipeline enhancement goal in 2012, but meeting the goal in January 2013.

•	Meeting the goal of initiating a phase 2 trial of PSMA ADC and the advancement criterion.

•	Meeting the research program advancement goal.

•
Substantially meeting the 2012 cash burn goal by advancing our strategic focus on oncology and partnering selected proprietary research and development programs while controlling research expense, headcount and other costs.

For the individual NEOs, the Company's analyses of performance were as follows:

Mr. Baker. Compensation decisions regarding Mr. Baker in 2012 reflected his capacity as CEO and the breadth of his leadership responsibilities. Based entirely on the percentage achievement of the corporate goals and his target bonus of 50% of base salary, Mr. Baker was awarded a bonus of $155,250, equal to 30% of his 2012 annual salary.

Mr. Lovallo.  Mr. Lovallo's contributions during 2012 included assuming additional responsibilities as the Company's principal financial officer.  His individual goals included facilitating the transition to a new outside audit and tax firm, managing financial components of corporate transactions, and supervising the Company's accounting, treasury and financial reporting functions as PFO.  For Mr. Lovallo and the other NEOs other than Mr. Baker, the Compensation Committee accepted Mr. Baker's determination of the NEO's individual contribution component. Based on the percentage achievement of his individual and the corporate goals, and his target bonus of 30% of base salary, Mr. Lovallo was awarded a bonus of $56,120, equal to 22% of his 2012 annual salary.

Mr. McKinney. Mr. McKinney stepped down from his positions with the Company in September and did not receive an annual bonus for 2012.

Dr. Israel. Dr. Israel's contributions during 2012 included his leadership of the effort to achieve the Company's R&D goals during the year. His individual goals included efforts to identify in-license and acquisition candidates, managing medical affairs aspects of our relationships with Relistor collaboration partners, and supporting the change in the Company's strategic focus. Based on the percentage achievement of his individual and the corporate goals, and his target bonus of 30% of base salary, Dr. Israel was awarded a bonus of $83,455, equal to 21% of his 2012 annual salary.

Dr. Olson. Dr. Olson's contributions during 2012 included leadership of the Company's R&D efforts in oncology.  His individual goals included investigational goals with respect to specific research projects and contributions to strategic and business development initiatives.  Based on the percentage achievement of his individual and the corporate goals, and his target bonus of 30% of base salary, Dr. Olson was awarded a bonus of $65,941, equal to 21% of his 2012 annual salary.

Ms. Assumma. Ms. Assumma's contributions during 2012 included supervision of regulatory compliance.  Her individual goals included work on Relistor and PSMA ADC regulatory submissions and strategic and business development initiatives.  Based on the percentage achievement of her individual and the corporate goals, and her target bonus of 30% of base salary, Ms. Assumma was awarded a bonus of $61,592, equal to 22% of her 2012 annual salary.

Dr. Maddon. During the first quarter of 2012, Dr. Maddon and the Company set the terms for his retirement from the Company which became effective in June.

In addition to the bonus plan described above, the Committee has the authority to approve discretionary bonuses to any NEO.  This discretion was not used in 2012, as the Committee felt that the new bonus plan met its objectives and no further bonuses were required.

Long-term incentives. Long-term incentives may include both non-qualified stock options and restricted stock awards. During 2012, we made option awards to NEOs under our 2005 Stock Incentive Plan, the terms of which are described in this Proxy Statement and our 2012 Annual Report on Form 10-K. Stock options vesting in equal annual installments over three years from the date of grant subject to continued employment were granted at market exercise prices. Mr. Baker was also awarded 33,334 performance-vesting stock options. Long-term incentive awards granted to our NEOs during 2012 and awards outstanding from prior grants are presented in the Grants of Plan-Based Awards in 2012 and Outstanding Equity Awards at Fiscal Year-End tables, below.

Although our long-term incentive grants have typically been time-vested instruments, we have in some years issued performance based stock options to our CEO. The Company's increased reliance on goals-based incentive compensation, however, may be expected to result in the use of fewer performance based awards.  Dr. Maddon received several performance grants during his tenure, and Mr. Baker has received performance-based stock option grants which the Committee has used to align more closely his compensation with the business goals established by the Committee and the Board. Vesting of a percentage of Mr. Baker's awards occurs upon the Committee's certification of achievement of defined pre-established performance conditions reflecting significant regulatory, commercial and business development Company goals. The percentages of the award that vest, if every performance condition is achieved, total more than 100% of the award, recognizing that the Company is pursuing multiple goals and that not every performance condition must be achieved in order for his performance to be considered sufficient to justify full vesting of the award. Even if the percentage of the award that vests for the performance conditions actually achieved exceeds 100%, however, he is entitled to only 100% of the award. As of 2012 year-end, 196,875 of Mr. Baker's 2010 and 2011 performance-based options had vested.

Other Considerations. When determining amounts of long-term incentive grants to our NEOs, the Committee compares (i) the value of the grant with the value of comparable grants made to NEOs in our Peer Group; (ii) the number of incentive units granted by position as a percentage of total common shares outstanding, compared with the applicable percentages of comparable grants made to NEOs in our Peer Group; and (iii) the executive's overall equity incentive opportunity. We believe these comparisons provide a meaningful context for comparing the competitive level of our equity based compensation practices to those of companies in our Peer Group and ensure that we are not at a competitive disadvantage in terms of hiring or retaining key executive talent.

We make annual equity awards near the beginning of the year (typically February) to coincide with other compensation decisions. Each NEO received a 2013 grant of stock options in April 2013; we do not expect they will receive another annual grant before 2014.  We also award options to newly-hired employees, and may from time to time issue equity-based compensation at other times during the year.

Retirement, Welfare Benefits. We make available to our NEOs retirement and welfare benefits, consisting of partial matching contributions to 401(k) retirement plans and access to medical, dental and other welfare plans, all of which are available to all full-time employees. NEOs also receive reimbursement of premiums for enhanced life and disability insurance, totaling less than $10,000 per NEO, which are the only other perquisites given to our NEOs. This philosophy is consistent with our view that company resources are generally best utilized in research, development and commercialization efforts. The total of retirement and welfare benefits for each NEO is presented in the Summary Compensation Table, below.

Equity Ownership by Executives. We do not currently have a formal stock ownership requirement for executives, but we encourage stock ownership by executives on a voluntary basis and through participation in the Stock Incentive Plan. Our NEOs have vested and unvested stock options and unvested restricted stock as shown in the Outstanding Equity Awards at Fiscal Year-End table.

Employment Agreements. We have no employment agreements with any of our NEOs except Dr. Israel, whose agreement, entered into in 1994, provides for severance of nine months' salary and benefits upon termination without cause, ceasing upon his securing new employment. The agreement contains restrictive covenants against disclosure of confidential business information, solicitation of employees and customers and competition with our business, and establishes our right to inventions and intellectual property.  The March, 2011 amendment and March 2012 termination of Dr. Maddon's former employment agreement modified his relationship with the Company consistent with his continuing roles and retirement during that period; provisions of the agreement relating to confidentiality, indemnification and insurance, and certain technical and other matters, continue in effect notwithstanding the termination.

Compensation and Risk. The Company does not believe, given the nature of our activities and the manner in which our employees are compensated, that risks arising from our compensation policies and practices relating to all of our employees are reasonably likely to have a material adverse effect on the Company.

As noted above, Mr. Baker has received performance based options, which vest upon and subject to achievement of Company milestones. He could have a financial incentive to accelerate achievement of milestones relevant to these options, even if that was not in the best interests of the Company. To the extent that milestones established in earlier grants cease to reflect the Company's current goals, he may also have a financial incentive to achieve milestones no longer in the best interests of the Company.

The Committee has dealt with these potential conflicts by establishing multiple milestones in the annual incentive plan and for performance-based option grants, as a result of which annual incentive awards and options may be partially earned or become fully vested even if not every milestone is achieved. Further mitigating risk, annual incentives are capped at fixed percentages of target and our CEO will only vest into a fixed amount of options per award regardless of how many goals are met or achieved. The Board of Directors carefully monitors the Company's activities, including those relevant to achievement of respective milestones specified in the annual incentive plan and performance-based option grants, and believes that these awards have not adversely affected the Company or resulted in its taking actions not in the best interests of stockholders.  As noted above, the Company's increased reliance on goals-based incentive compensation, however, may be expected to result in the use of fewer performance based awards.

Tax and Accounting Considerations. The compensation paid to our NEOs is generally subject to taxation at ordinary rates. Although we endeavor to structure our compensation packages so that they are not subject to tax penalties (such as additional taxes arising under Section 409A of the Internal Revenue Code), these efforts do not materially affect the terms of compensation arrangements.

Section 162(m) of the IRC limits deduction of compensation paid to each of our NEOs to $1,000,000 unless the compensation is "performance-based," as defined in the Code. The Stock Incentive Plan allows the Committee to grant awards that will be exempt from the deduction limits of section 162(m) if certain criteria are satisfied. While the Committee considers the tax and accounting effect of the compensation programs, there may be times when the Committee accepts a less advantageous tax and accounting outcome in order to achieve other goals, such as motivating and retaining executives.

We have designed our stock incentive plans from which long-term incentive awards have been granted to be in compliance with generally-accepted accounting principles in order to avoid additional non-cash compensation charges.

2011 Shareholder Advisory Vote on Executive Compensation

Our stockholders voted to approve Progenics' 2011 executive compensation by the advisory vote which was part of our 2012 Annual Meeting. We believe that our executive compensation practices are aligned with Company performance and market practice. Stockholders approved the compensation of our 2011 NEOs by 98.6% of the votes cast.

We do not believe any changes in our executive compensation practices were made necessary as a result of the 2012 vote. We use the formal annual incentive plan described above to further align our executive compensation practices with the Company's performance and the interests of our stockholders.

Compensation Committee Report

The Compensation Committee has submitted the following report for inclusion in the Company's Proxy Statement:

Our Committee has reviewed and discussed the Compensation Discussion and Analysis contained in the Company's Proxy Statement with management. Based on our Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company's Proxy Statement and included or incorporated by reference in the Company's 2013 Annual Report on Form 10-K.

The foregoing report is provided by the following directors, who constitute the Committee:

By the Compensation Committee of the Board of Directors,
Peter J. Crowley, Chair
Charles A. Baker

Summary Compensation Table

The table and footnotes below describe the total compensation paid to our CEO, CFO, and three other most-highly compensated NEOs. As reflected in the table and discussed above in the CD&A, we compensate these executive officers with a combination of cash and equity compensation, the latter of which is presented in this table in dollar values (see note 2 and the tables following).

	Year	Salary		Bonus (1)	Stock Awards (2)	Option Awards(2)	Non-Equity Incentive Plan Compen- sation	All Other Compen-sation(3)(4)	Total
Mr. Baker	2012	$517,500		$155,250	-	$689,244	-	$15,612	$1,377,606
(CEO; President	2011	487,500		312,500	-	1,685,158	-	37,906	2,523,064
before March 3, 2011)	2010	425,000		350,000	-	883,275	-	46,360	1,704,635

Mr. Lovallo (VP; PFO)	2012	236,025		56,120	-	63,584	-	8,261	363,990

Mr. McKinney	2012	245,979		-	-	331,020	-	258,072	835,071
(CFO before	2011	313,664		137,228	-	349,125	-	25,493	825,510
September 30, 2012	2010	301,600		105,560	53,500	106,386	-	32,370	599,416

Dr. Israel	2012	397,407		83,455	-	331,020	-	15,448	827,330
(SVP)	2011	383,968		143,988	-	349,125	-	27,028	904,109
	2010	369,200		110,760	53,500	106,386	-	35,150	674,996

Dr. Olson	2012	314,007		65,941	-	331,020	-	14,140	725,108
(SVP)

Ms. Assumma	2012	279,864		61,592	-	264,816	-	15,607	621,879
(VP)

Dr. Maddon (Vice	2012	257,237	(5)	-	-	53,451	-	1,801,940	2,112,628
Chairman; CSO	2011	465,208		150,000	-	428,077	-	13,964	1,057,250
before March 14, 2012;	2010	618,000		250,000	-	405,260	-	13,893	1,287,153
CEO before March 3, 2011)
____________

(1)	Discretionary cash bonus approved by the Compensation Committee.

(2)	Amount of compensation for each NEO reflects the aggregate grant date fair value for the year presented, in accordance with FASB ASC Topic 718, in respect of awards made for the year presented. The fair values were determined based on the assumptions for calculating the expense amounts as set forth in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the relevant years (Note 10 – Share-Based Payment Arrangements, in our 2012 Annual Report). The aggregate grant date fair value of the performance-based awards, assuming achievement of the highest level of performance conditions, are (i) $247,888, $345,719 and $762,000 for Mr. Baker's 2012, 2011 and 2010 awards, respectively, and (ii) $440,000 for Dr. Maddon's 2010 award. Additional information on the 2012 awards is included in the Grants of Plan-Based Awards for 2012 and Outstanding Equity Awards at Fiscal Year-End tables, below.

(3)	Includes the Company's matching 2012 contribution under our 401(k) Plan in the amount of $11,250 for each named executive officer ($11,000 in earlier periods, and except in the case of Mr. Lovallo, for whom such contribution was the only other compensation for 2012). Also includes payments of premiums for enhanced life and disability insurance for Mr. Baker ($4,362), Mr. McKinney ($3,341), Dr. Israel ($4,198), Dr. Olson ($2,890), Ms. Assumma ($4,357), and Dr. Maddon ($1,356). Includes the gross-up for payment of taxes and compensation cost associated with payments pursuant to now-terminated Employee Stock Purchase Plans, computed in accordance with FASB ASC Topic 718, in 2011 and 2010, respectively, to Mr. Baker ($22,331 and $30,710), Mr. McKinney ($10,109 and $18,478), Dr. Israel ($11,687 and $21,257), Dr. Olson ($9,235 and $17,031), and Ms. Assumma ($8,230 in 2011).

(4)	Includes $243,482 of severance payments to Mr. McKinney, and a $1,789,333 payment to Dr. Maddon pursuant to his Retirement Agreement.

(5)	Includes $32,750 in non-employee director fees as set forth in the Director Compensation table, below.

Grants of Plan-Based Awards in 2012

The following table sets forth information regarding grants of compensatory awards we made to our NEOs during 2012.

	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards (#)(1)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(3)(4)
Mr. Baker	3/1/2012			66,666	$9.81	$441,356
	3/1/2012	33,334			$9.81	$247,888

Mr. Lovallo	3/1/2012			10,000	$9.81	$63,584

Mr. McKinney	3/1/2012			50,000	$9.81	$331,020

Dr. Israel	3/1/2012			50,000	$9.81	$331,020

Dr. Olson	3/1/2012			50,000	$9.81	$331,020

Ms. Assumma	3/1/2012			40,000	$9.81	$264,816
____________

(1)	Performance-based equity awards only.
(2)	Options which vest one-third in each of the three years beginning March 1, 2013.
(3)	Reported in Summary Compensation Table – Option Awards, above; reflects the aggregate grant date fair value determined, in accordance with FASB ASC Topic 718, using the assumptions for calculating the expense amounts as set forth in Note 10 – Share-Based Payment Arrangements to our consolidated financial statements included in our 2012 Annual Report on Form 10-K. The grant date fair value of Mr. Baker's 2012 performance-based award assumes achievement of the highest level of performance conditions.
(4)	Dr. Maddon retired in 2012 and did not receive any compensatory awards as an employee in 2012; he received options for service as a non-employee director as set forth in the Director Compensation table, below.

Outstanding Equity Awards at Fiscal Year-End

The table below (including the notes on the following page) sets forth information regarding unexercised stock option and unvested stock awards held by our NEOs as of December 31, 2012:

	Option Awards								Stock Awards
	No. of Securities Underlying Unexercised Options (#) Exercisable		No. of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	No. of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: No. of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Mr. Baker	-				33,334	(2)	$9.81	3/1/2022
	-		66,666	(3)			$9.81	3/1/2022
	20,833		41,667	(4)			$7.40	7/1/2021
	46,875				15,625	(2)	$7.40	7/1/2021
	50,000		150,000	(5)			$7.66	6/8/2021
	150,000				50,000	(2)	$5.35	7/1/2020
	83,333		41,667	(6)			$5.35	7/1/2020
	60,000						$16.05	7/1/2018
	10,000						$22.01	7/2/2017
	25,000						$24.26	7/3/2016
	60,000						$27.71	2/21/2016
	50,000						$20.02	6/20/2015

Mr. Lovallo	-		10,000	(3)			$9.81	3/1/2022
	3,000		6,000	(4)			$7.40	7/1/2021
	2,666		1,334	(6)			$5.35	7/1/2020
	3,375						$5.33	7/1/2019
	4,800		1,200	(7)			$14.27	9/2/2018
									444	$1,323
Mr. McKinney(8)	-		50,000				$9.81	3/1/2022
	23,333		46,667				$7.40	7/1/2021
	20,000		10,000				$5.35	7/1/2020
	50,000						$5.33	7/1/2019
	25,000						$16.05	7/1/2018
	10,000						$22.01	7/2/2017
	25,000						$24.26	7/3/2016
	12,500						$21.39	7/1/2015
	25,000						$22.68	3/1/2015
	25,000						$15.06	7/1/2013
									3,333	$9,932
Dr. Israel			50,000	(3)			$9.81	3/1/2022
	23,333		46,667	(4)			$7.40	7/1/2021
	20,000		10,000	(6)			$5.35	7/1/2020
	25,000						$5.33	7/1/2019
	20,000						$16.05	7/1/2018
	7,000						$22.01	7/2/2017
	17,500						$24.26	7/3/2016
	10,000						$21.39	7/1/2015
	35,000						$15.06	7/1/2013
									3,333	$9,932
Dr. Olson	-		50,000	(3)			$9.81	3/1/2022
	23,333		46,667	(4)			$7.40	7/1/2021
	20,000		10,000	(6)			$5.35	7/1/2020
	50,000						$5.33	7/1/2019
	20,000						$16.05	7/1/2018
	7,000						$22.01	7/2/2017
	17,500						$24.26	7/3/2016
	12,500						$21.39	7/1/2015
	25,000						$15.06	7/1/2013
									3,333	$9,932
Ms. Assumma	-		40,000	(3)			$9.81	3/1/2022
	20,000		40,000	(4)			$7.40	7/1/2021
	16,666		8,334	(6)			$5.35	7/1/2020
	30,000						$5.33	7/1/2019
	10,000						$16.05	7/1/2018
	2,400						$22.01	7/2/2017
	4,500						$24.26	7/3/2016
	4,000						$21.39	7/1/2015
	10,000						$11.50	8/9/2014
									2,777	$8,275
Dr. Maddon	10,000	(9)					$7.93	6/13/22
	28,333		56,667	(4)			$7.40	7/1/2021
	100,000						$5.35	7/1/2020
	50,000						$5.35	7/1/2020
	175,000						$5.33	7/1/2019
	75,000						$16.05	7/1/2018
	112,500						$22.01	7/2/2017
	145,000						$24.26	7/3/2016
	75,000						$21.39	7/1/2015
	37,500						$16.85	7/1/2014
	37,500						$16.85	7/1/2014
	112,500						$15.06	7/1/2013
	112,500						$15.06	7/1/2013
____________

(1)	Shares vest in equal annual installments commencing one year from date of grant with final vesting no later than June 20, 2013.
(2)	Performance stock options vest in percentages upon achievement of milestones or share price performance (see CD&A – Elements of Compensation – Long-term incentives, above, for a discussion of the performance criteria).
(3)	Options vesting over three years beginning March 1, 2013.
(4)	Options vesting over three years beginning July 1, 2012.
(5)	Options vesting over four years beginning July 1, 2012.
(6)	Options vesting over three years beginning July 1, 2011.
(7)	Options vesting over five years beginning September 2, 2009.
(8)	Pursuant to Mr. McKinney's agreement with the Company, vested and unexercised options (other than options expiring in 2013) continue to be exercisable, and unvested options continue to be outstanding, through September 30, 2013.
(9)	Options granted in 2012 for service as a non-employee director.

Option Exercises and Stock Vested in 2012

The following table sets forth information regarding the exercise and vesting of stock and stock option awards held by our NEOs during 2012:

	Option Awards		Stock Awards
	No. of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	No. of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Mr. Baker	-	-	-	-
Mr. Lovallo	-	-	819	7,101
Mr. McKinney	-	-	3,333	28,897
Dr. Israel	7,000	29,842	3,333	28,897
Dr. Olson	-	-	3,333	28,897
Ms. Assumma	-	-	2,778	24,085
Dr. Maddon	-	-	18,750	176,438

Potential Payments upon Termination or Change in Control

Progenics has no employment agreements with any of its NEOs other than Dr. Israel, whose agreement dates from 1994. As a result, the only amounts to which other NEOs would be legally entitled upon termination or a change in control of the Company would be their vested equity compensation (which in general ceases vesting upon termination outside a change in control context, but vests in full if the employee is terminated without cause during the one-year period following a change in control) and amounts payable from their qualified retirement 401(k) plans.

Under his employment agreement, Dr. Israel will be entitled to nine months' salary continuation at his current salary and benefits if he is terminated without cause, with the salary continuation subject to termination if he secures new employment (which he is required to seek). He will not be entitled to severance, and all vested and unvested equity compensation will be immediately forfeited, if the Company terminates him for cause (defined as continual failure to perform substantially one's duties, conviction of a felony, habitual drunkenness, excessive absenteeism, dishonesty, unauthorized disclosure of confidential information, continuous conflict of interest or any other reason constituting cause under New York or federal law). His outstanding equity awards vest in full as provided above in the event he is terminated without cause following a change in control. The agreement includes one-year non-competition, nondisclosure and two-year non-solicitation covenants, none of which affects payments or benefits due. The following table describes potential payments we may be required to provide Dr. Israel in the event we terminate his employment, assuming salary and benefits as of December 31, 2012:

Circumstances of Termination by the Company	Cash Severance				Equity		Benefits Continuation ($)	Gross up of I.R.C. Golden Parachute Excise Tax Resulting from Change in Control ($)	Total ($)
	Base Salary		Bonus		Value of Vested Equity ($)	Value of Accelerated Unvested Equity ($)
	Multiple	($)	Multiple	($)
For cause	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	-
Without cause	N/A	298,055	N/A	N/A	N/A	N/A	21,712	N/A	319,767

Under the terms of Dr. Maddon's now-terminated employment agreement, we were required prior to March 14, 2012 to provide compensation to him under certain circumstances in the event of termination of his employment or a change in control of the Company. We believed that those arrangements with Dr. Maddon were competitive with the arrangements involving executives at similar levels of comparable companies and were fair to the Company. The agreement obligated both parties to perform certain responsibilities upon termination of employment, which were described in detail in the Company's Proxy Statement for its 2011 Annual Meeting of Stockholders, when the agreement as then amended was still in effect. The following table describes those potential payments as they might have been payable prior to the termination based on the terms of the now-terminated agreement and the Company's stock price at the agreement's termination date.
Circumstances of Termination(1)	Cash Severance				Equity		Benefits Continuation ($)(5)	Gross up Of I.R.C. Golden Parachute Excise Tax Resulting From Change in Control ($)	Total ($)
	Base Salary		Bonus(2)		Value of Vested Equity ($)(3)	Value of Accelerated Unvested Equity ($)(4)
	Multiple	($)	Multiple	($)
For cause or voluntary termination	N/A	N/A	N/A	N/A	535,764	N/A	N/A	N/A	535,764

Death or disability(6)	1	425,000	N/A	366,667	535,764	N/A	35,292	N/A	1,362,722
Without cause or by the executive with good reason(7)	2	850,000	2	583,333	535,764	1,070,211	35,292	N/A	3,074,600
Without cause or by the executive with good reason following a change in control(8)	3	1,275,000	3	800,000	535,764	1,070,211	52,937	N/A	3,733,912
 ____________
(1)	Calculations in this table utilize the closing price per share of our common stock on the agreement termination date, of $9.26.
(2)	Includes, where any amount is shown, bonus multiple calculated using the multiple shown plus a pro-rated bonus of $150,000, representing an estimated pro-rata bonus for the year of termination.
(3)	680,875 of Dr. Maddon's 817,541 outstanding vested stock options were underwater as of the agreement termination date.
(4)	Assumed (i) acceleration of vesting at the agreement termination date of all 407,959 unexercisable and unearned stock options, as set forth in the Outstanding Equity Awards at Fiscal Year-End table above, 134,625 of which were underwater at such date, and (ii) acceleration of vesting and sale of all 18,750 outstanding shares of restricted stock at such date, yielding $1,070,211 before taxes, using the closing price of Progenics common stock on that date.
(5)	Health and welfare benefits were to continue for 24 or 36 months, depending on the circumstances of termination, and included the employer cost of health, dental, disability and group life insurance.
(6)	In this circumstance, Dr. Maddon or his estate would have received one times his base salary for the year of termination and average bonus (calculated using the average of the annual bonuses paid to him in the three years preceding the year of termination), and a pro-rated amount of bonus from the beginning of the year of termination to the date of termination based on an assumed bonus of $150,000. For purposes of this calculation, base salary at the agreement termination date was $425,000, the fair market values of his bonuses for the three years preceding such date were $150,000, $250,000 and $250,000.
(7)	In this circumstance, Dr. Maddon would have received cash severance equal to twice the sum of his base salary for the year of termination and the average of the annual bonuses paid to him in the three years preceding the year of termination, together with a pro-rated bonus from the beginning of the year of termination to the date of termination based on an assumed bonus of $150,000, calculated as specified in note (6).
(8)	In this circumstance, Dr. Maddon would have received cash severance equal to three times the sum of base salary and average bonus, together with the pro-rated bonus, as described in note (7).

Director Compensation

The following table sets forth information regarding the aggregate compensation we paid to the non-employee members of our Board during 2012. Mr. Mark Baker did not receive any additional compensation for services provided as a Board member during 2012, and continues to serve as a director without compensation.

	Fees Earned or Paid in Cash	Option Awards(1)	All Other Compensation	Total
Mr. Briner	$44,000	$53,451	-	$97,451
Mr. Charles Baker	68,000	53,451	-	121,451
Mr. Crowley	105,500	213,804	-	319,304
Mr. Dalton(2)	15,250	-	-	15,250
Dr. Goff	62,000	53,451	-	115,451
Dr. Maddon(2)	32,750	53,451	-	86,201
Dr. Scheinberg	74,000	53,451	-	127,451
Ms. Williams	71,000	53,451	-	124,451
 ____________
(1)
At December 31, 2012, the aggregate number of stock options outstanding for each of our non-employee directors was as follows: Mr. Charles Baker, 95,000; Mr. Briner, 182,500; Mr. Crowley, 155,000; Mr. Dalton, 80,000; Dr. Goff, 95,000; Dr. Maddon, 10,000; Dr. Scheinberg, 115,357; Ms. Williams, 85,000. In general, options granted to non-employee directors vested immediately on the date of grant and the amounts shown represent the grant date fair value of stock awards made during the fiscal year under FASB ASC Topic 718. The grant date fair value of the 2012 option awards was determined using the assumptions disclosed in Note 10 – Share-Based Payment Arrangements to our consolidated financial statements included in our 2012 Annual Report on Form 10-K.

(2)
Mr. Dalton did not stand for re-election as director at the 2012 Annual Meeting. Dr. Maddon did not receive any additional compensation for services provided as a Board member prior to his retirement on June 13, 2012, and has been compensated as a non-employee director since that date.

For Board and committee service, our directors are entitled to receive:

a $25,000 annual retainer for Board service ($50,000 for service as Chair), an option for 10,000 common shares (40,000 in the case of the Chair), and $2,000 per meeting attendance fees;

an annual retainer fee for committee service as (i) Audit Committee Chair ($12,000; currently Ms. Williams); (ii) Compensation Committee Chair ($8,000; currently Mr. Crowley); (iii) Nominating and Corporate Governance Committee Chair ($5,000; currently Mr. Charles Baker); and (iv) Science and Technology Committee and Strategy and External Technology Subcommittee Chair ($2,500 each; currently Dr. Scheinberg); and, reflecting differing Committee meeting formats and frequencies, (i) per-meeting attendance fees of $1,000 for the Audit, Nominating and Corporate Governance, Compensation, Strategic Review and ad hoc Committees, and $7,500 for the Science & Technology Committee; and (ii) a $10,000  annual retainer for Strategy and External Technology Subcommittee service.

Option awards for Board service during 2012 were made under the 2005 Stock Incentive Plan, as described in the CD&A. These non-qualified options generally vest on and expire ten years after the grant date and have an exercise price equal to the closing price of Progenics stock on the grant date (for the 2012 grant, $7.93 per share). Fair values have been determined using the assumptions for calculating the expense amounts as set forth in Note 10 – Share-Based Payment Arrangements to the consolidated financial statements included in our 2012 Annual Report on Form 10-K, and for the 2012 grant was $5.35 per share.

Compensation Committee Interlocks and Insider Participation. The Compensation Committee's members are independent directors.  As reported in Item 13 -- Certain Relationships and Related Transactions, and Director Independence, Progenics in 2012 entered into a financial advisory agreement with MTS Health Partners, L.P., of which Mr. Crowley is a Senior Managing Director and partner, on customary terms and conditions, whereby MTS will receive a monthly retainer of $10,000 during the term of the agreement (which may be terminated by either party on 30 days notice) and $300,000 for MTS' services in connection with the Company's acquisition of Molecular Insight. Neither Mr. Charles Baker nor Mr. Mark Dalton, who was a member of the Compensation Committee during 2012 before his retirement from the Board, had any affiliation or relationship with the Company which requires disclosure under this heading.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of March 31, 2013, except as noted, regarding the beneficial ownership of the common stock by (i) each person or group known to us to be the beneficial owner of more than five percent of our common stock outstanding, (ii) each of our directors and executive officers and (iii) all of our directors and executive officers as a group.

	Shares Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number	Percent
Federated Investors, Inc.(3) Federated Investors Tower Pittsburgh, PA 15222-3779	12,538,268	24.52%
FMR LLC(4) 82 Devonshire Street Boston, MA 02109	5,146,395	10.06%
Broadfin Capital, LLC(5) 237 Park Avenue, Suite 900 New York, NY 10017	3,651,666	7.14%
Tudor Investment Corporation and affiliates(6) 1275 King Street Greenwich, CT 06831	2,888,513	5.65%
Charles A. Baker(7)	116,481	*
Mark R. Baker(8)	739,403	1.43%
Kurt W. Briner(9)	213,000	*
Peter J. Crowley(10)	150,000	*
Stephen P. Goff(11)	158,500	*
Paul J. Maddon(12)	1,924,890	3.69%
David A. Scheinberg(13)	160,289	*
Nicole S. Williams(14)	90,000	*
Angelo W. Lovallo, Jr. (15)	20,563	*
Robert A. McKinney(16)	276,913	*
Robert J. Israel(17)	209,549	*
William C. Olson(18)	237,543	*
Ann Marie Assumma (19)	128,869	*
All directors and executive officers as a group(20)	4,426,000	8.16%
____________
*                  Less than one percent.

(1)	The address of each beneficial owner who is a director or officer of the Company is c/o the Company.

(2)	With respect to our directors and executive officers, and except as indicated and/or pursuant to applicable community property laws, each stockholder possesses sole voting and investment power with respect to the shares of common stock listed. The number of shares of common stock beneficially owned includes the shares issuable pursuant to stock options held by the stockholder that are currently exercisable, i.e., within 60 days of March 31, 2013. Shares issuable upon exercise of these options are deemed outstanding for computing the percentage of beneficial ownership of the person holding the options but not of any other person. None of the shares held by our directors and executive officers are pledged as collateral.

With respect to other stockholders identified above, the percent reported is calculated by dividing (i) the number of shares reported by the stockholder in its Schedule 13G filing as described in the related note by (ii) the aggregate number of our common shares outstanding on March 31, 2013, and differs from the Percent of Class reported in the stockholder's Schedule 13G; it assumes that the stockholder continued to own the number shares reported in its Schedule 13G on March 31, 2013.

(3)	Based on a Schedule 13G (Amendment No. 8) filed February 12, 2013, which reports that Federated Investors, Inc. is the parent holding company of Federated Equity Management Company of Pennsylvania and Federated Global Investment Management Corp., which act as investment advisers to registered investment companies and separate accounts that own the shares reported. Such document also reports that the investment advisers are wholly owned subsidiaries of FII Holdings, Inc., which is wholly owned subsidiary of Federated Investors, Inc., all of whose outstanding voting stock is held in the Voting Shares Irrevocable Trust for which John F. Donahue, Rhodora J. Donahue and J. Christopher Donahue act as trustees.

(4)	Based on a Schedule 13G (Amendment No. 2) filed on February 14, 2013, which reports that Fidelity Management & Research Company (Fidelity), a wholly-owned subsidiary of FMR LLC (FMR) and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of the shares reported as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Select Biotechnology Portfolio, amounted to 4,451,226 shares or 9.919% of Progenics common stock outstanding according to such document. Such document also reports that (i) Edward C. Johnson 3d and FMR, through its control of Fidelity, and the funds each has sole power to dispose of the shares reported owned by the Funds; (ii) members of the family of Edward C. Johnson 3d, Chairman of FMR, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR; (iii) the Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares, and accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR; (iv) neither FMR nor Edward C. Johnson 3d, Chairman of FMR, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds' Boards of Trustees; and (v) Fidelity carries out the voting of the shares under written guidelines established by the Funds' Boards of Trustees.

(5)	Based on a Schedule 13G filed on December 10, 2012, which reports that Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd., and Kevin Kotler have shared power to vote or to direct the vote and to dispose or to direct the disposition of the securities reported.

(6)	Based on a Schedule 13G (Amendment No. 14) filed February 14, 2013, which reports that the number of reported shares owned by Tudor Investment Corporation (TIC), Tudor Group Holdings LLC (TGH), Paul Tudor Jones, II and/or Mark F. Dalton include shares owned directly by The Tudor BVI Global Portfolio L.P., a limited partnership organized under the laws of the Cayman Islands (Tudor BVI) (1,308,892 shares), Tudor Global Fund L.P. (TGF) (511,176 shares), Tudor Proprietary Trading, L.L.C. (219,107 shares), and/or Tudor Global Trading LLC (TGT) (15,400 shares). Such document also reports that (i) because TIC provides investment advisory services to each of Tudor BVI and TGF and acts as general partner of TGF, TIC may be deemed to beneficially own the shares owned by such entities, and disclaims beneficial ownership of such shares; (ii) TGH holds a majority of the equity interests of TGT and indirectly holds a majority of the membership interests of TPT, and disclaims beneficial ownership of the Shares beneficially owned by each of such entities; (iii) Mr. Dalton, as the sole general partner of D.F. Partners, a New York limited partnership, may be deemed to beneficially own the shares owned by such entity (16,500 shares), and disclaims beneficial ownership of such shares; (iv) Mr. Jones is the Co-Chairman and principal equity owner of TIC and TGH, and disclaims beneficial ownership of the shares beneficially owned, or deemed beneficially owned, by such entities; (v) Mr. Dalton is (1) the Co-Chairman, Chief Executive Officer, President, and an equity owner of TIC and (2) the Co-Chairman, Chief Executive Officer, and an equity owner of TGH, and disclaims beneficial ownership of the shares beneficially owned, or deemed beneficially owned, by such entities; and (vi) the shares reported in such document under Items 5 and 7 of Mr. Jones' cover page include 4,600 shares held directly by Mr. Jones' individual retirement account, and the shares reported in such document under Items 5 and 7 of Mr. Dalton's cover page include 87,500 immediately exercisable options and 78,500 of the shares.

(7)	Includes 21,481 shares owned by the Baker Family Limited Partnership and 95,000 issuable upon exercise of currently exercisable options.

(8)	Includes 161,140 shares outstanding and 578,263 issuable upon exercise of currently exercisable options.

(9)	Includes 33,000 shares outstanding and 180,000 issuable upon exercise of currently exercisable options.

(10)	Consists of 150,000 shares issuable upon exercise of currently exercisable options.

(11)	Includes 66,000 shares outstanding and 92,500 issuable upon exercise of currently exercisable options.

(12)	Includes 854,057 shares outstanding and 1,070,833 issuable upon exercise of currently exercisable options.

(13)	Includes 46,182 shares outstanding and 114,107 issuable upon exercise of currently exercisable options.

(14)	Includes 5,000 shares outstanding and 85,000 issuable upon exercise of currently exercisable options.

(15)	Includes 2,945 shares outstanding, of which 444 are restricted shares subject to forfeiture, and 17,174 shares issuable upon exercise of currently exercisable options.

(16)	Includes 41,081 shares outstanding, of which 3,333 are restricted, and 232,499 issuable upon exercise of currently exercisable options.

(17)	Includes 31,717 shares outstanding, of which 3,333 are restricted, and 174,499 issuable upon exercise of currently exercisable options.

(18)	Includes 42,211 shares outstanding, of which 3,333 are restricted, and 191,999 issuable upon exercise of currently exercisable options.

(19)	Includes 15,193 shares outstanding, of which 2,777 are restricted, and 110,899 issuable upon exercise of currently exercisable options.

(20)	Includes 1,320,007 shares outstanding, of which 13,220 are restricted, and 3,092,773 issuable upon exercise of currently exercisable options held by directors, NEOs and other executive officers of the Company.

Equity Compensation Plan Information

The following table sets forth certain information related to our equity compensation plans as of April 17, 2013.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance (excluding securities reflected in first column)(2)
Equity compensation plans approved by stockholders	5,999,976	$12.26	1,979,090
Equity compensation plans not approved by stockholders	-	-	-
Total(3)	5,999,976	$12.26	1,979,090
____________

1.	The weighted average remaining life of outstanding options is 5.35 years.
2.	Does not reflect the "fungible share" counting method we use to distinguish between options and stock appreciation rights, on the one hand, and awards other than options and SARs, on the other.
3.	Does not include 27,460 unvested restricted stock awards outstanding under equity compensation plans.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Our Code of Business Ethics and Conduct, which our Corporate Governance Guidelines make applicable to all directors and employees, including our CEO and PFO, requires all Progenics personnel to act in the best interests of the Company consistent with their duty of loyalty to it, including by avoiding situations and relationships that involve actual or potential conflicts of interest. Situations that could be perceived as conflicts of interest include related party transactions. The Code requires Progenics personnel who believe they are involved in or become aware of a potential conflict of interest to discuss the matter with the individual's manager and our General Counsel. Our Audit Committee is required and empowered to meet with our management and independent auditors to review all related party transactions that would be required to be disclosed in our annual proxy statement for potential conflicts of interest situations and, on an ongoing basis, approve such transactions. The Audit Committee's policy is to approve only those transactions that are in the best interests of our stockholders. In addition, our Nominating and Corporate Governance Committee is required and empowered to conduct any and all investigations into alleged violations of our Corporate Governance Guidelines or Code of Business Ethics and Conduct, and present the results of such investigations to our Board.

As required by SEC rules, we disclose in our Proxy Statement, and are disclosing in this Form 10-K/A, under this heading any relevant transactions. We disclosed in Note 9(e) to our consolidated financial statements included in our 2012 Annual Report on Form 10-K that in December 2012, Progenics entered into a financial advisory agreement with MTS Health Partners, L.P., of which Board Chair Mr. Crowley is a Senior Managing Director and partner, on customary terms and conditions, whereby MTS will receive a monthly retainer of $10,000 during the term of the agreement (which may be terminated by either party on 30 days notice), $300,000 for MTS' services in connection with the Company's acquisition of Molecular Insight, and in connection with other transactions, if any, as to which MTS provides services to the Company, such other amounts as the parties may mutually agree.

Director Independence and Other Qualifications

The Board has determined each of Messrs. Charles Baker, Briner and Crowley, Drs. Goff and Scheinberg and Ms. Williams to be an "independent director" as such term is defined by NASDAQ Marketplace Rule 5605(a)(2).

The Board has also determined that each member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee meets the independence requirements applicable to those committees prescribed by the NASDAQ Marketplace rules, the SEC and the Internal Revenue Service.

With the assistance of our legal counsel, the Nominating and Corporate Governance Committee reviewed the applicable legal standards for Board member and Board committee independence and the criteria applied to determine "audit committee financial expert" status, as well as the answers to annual questionnaires completed by each of our directors. On the basis of this review, the Committee delivered a report to the full Board and the Board made its independence and "audit committee financial expert" determinations based upon the Committee's report and each member's review of the information made available to the Committee.

Item 14.  Principal Accounting Fees and Services

Fees Billed for Services Rendered by Current and Former Accounting Firms

The following table discloses the fees that Ernst & Young LLP (E&Y), our independent registered public accounting firm for 2013, billed or is expected to bill for professional services rendered to us for 2012, and fees that our 2011 accountant, PricewaterhouseCoopers LLP (PwC), billed for professional services rendered to us for 2011 and 2012:

	2012	2011
Audit Fees(1)	$464,000	$587,204
Audit Related Fees	-	40,650	(2)
Tax Fees(3)	15,000	108,000
All Other Fees(4)	4,075	1,933
____________
(1)	In connection with (i) the audit of our annual financial statements, including attestation services required under section 404 of the Sarbanes-Oxley Act of 2002 and reviews of quarterly interim financial statements ($319,000 by E&Y and $10,000 by PwC in 2012; $561,204 by PwC in 2011), (ii) filing of registration statements with the SEC ($10,000 by E&Y and $5,000 by PwC in 2012; $20,000 by PwC in 2011), (iii) statutory non-U.S. audit fees ($6,000 by PwC in 2011), and (iv) the Company's 2012 follow-on public offering ($60,000 by E&Y and $60,000 by PwC).
(2)	In connection with accounting consultations concerning financial accounting and reporting matters by PwC.
(3)	In connection with tax return preparation ($15,000 by E&Y in 2012 and $38,000 by PwC in 2011), and tax advice and consultations regarding IRC Section 382 analysis ($70,000 by PwC in 2011).
(4)	For proprietary internet-based services ($2,142 by E&Y and $1,933 by PwC in 2012; $1,933 by PwC in 2011) .

Pre-Approval of Audit and Non-Audit Services by the Audit Committee

Audit and non-audit services performed for the Company by its independent registered public accounting firm must be pre-approved by the Audit Committee in order to assure that the provision of such services does not impair the accounting firm's independence. In April of each year, the Committee reviews a schedule prepared by the accounting firm of certain types of services to be provided for that year along with projected fees. The Committee reviews the schedule and provides general pre-approval of those types of services. The fee amounts are updated to the extent necessary at regularly scheduled meetings of the Committee. Any additional service proposed to be provided after the annual pre-approval process requires specific pre-approval by the Audit Committee. The Committee may delegate either general or specific pre-approval authority to its chair or any other member(s). The member(s) to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Committee at its next meeting. The Committee approved all services described above during 2012 and 2011.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Report.

(c)	Item 601 Exhibits:

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

PROGENICS PHARMACEUTICALS, INC.
By:	/s/ ANGELO W. LOVALLO, JR.
Angelo W. Lovallo, Jr. (Duly authorized officer of the Registrant and Vice President, Finance and Treasurer (Principal Financial Officer))

Date: April 30, 2013

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

31.3**	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.4**	Certification of Angelo W. Lovallo, Jr., Vice President, Finance & Treasurer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Angelo W. Lovallo, Jr., Senior Executive Director, Financial Reporting & Treasurer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3**	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4**
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

E-1

*
Exhibits footnoted as previously filed have been filed as an exhibit to the document of the Registrant referenced in the footnote below, and are incorporated by reference herein.  Exhibits not so footnoted and not filed herewith were filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC March 15, 2012.

**	Filed herewith.

(1)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.
(2)	Previously filed in Current Report on Form 8-K filed on March 16, 2012.
(3)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.
(4)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-120508.
(5)	Previously filed in Current Report on Form 8-K filed on November 28, 2012.
(6)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.
(7)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2007
(8)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2007.
(9)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(10)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(11)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
(12)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2004.
(13)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 1999.
(14)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2002.
(15)	Previously filed in Current Report on Form 8-K filed on September 20, 2004.
(16)	Previously filed in Current Report on Form 8-K filed on November 28, 2012.
(17)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2005.
(18)	Previously filed in Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2006.
(19)	Previously filed in Annual Report on Form 10-K/A for the year ended December 31, 2006.
(20)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2008.
(21)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2009.
(22)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2010.
(23)	Previously filed in Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2009.

†	Confidential treatment granted as to certain portions omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.

E-2