Form 10-Q
period 2013-03-31
PROGENICS PHARMACEUTICALS INC
filed 2013-05-10
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

                FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 7, 2013, a total of 51,038,752 shares of common stock, par value $.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$55,284	$58,838
Accounts receivable	1,591	6,937
Other current assets	1,774	1,692
Total current assets	58,649	67,467
Auction rate securities	3,148	3,240
Fixed assets, at cost, net of accumulated depreciation and amortization	3,384	3,399
Deferred tax asset – long term	-	2,052
Intangible assets	32,300	-
Goodwill	7,702	-
Other assets	150	150
Total assets	$105,333	$76,308

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$7,837	$5,640
Deferred tax liability - current	-	2,069
Deferred revenue - current	426	838
Other current liabilities	115	115
Total current liabilities	8,378	8,662
Acquisition-related contingent consideration liability	15,900	-
Deferred tax liability – long term	12,683	-
Other liabilities	1,082	1,078
Total liabilities	38,043	9,740
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 80,000,000 shares authorized; issued – 51,238,752 in 2013 and 46,765,472 in 2012	67	61
Additional paid-in capital	505,579	493,613
Accumulated deficit	(435,363)	(424,105)
Accumulated other comprehensive loss	(252)	(260)
Treasury stock, at cost (200,000 shares in 2013 and 2012)	(2,741)	(2,741)
Total stockholders' equity	67,290	66,568
Total liabilities and stockholders' equity	$105,333	$76,308

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Revenues:
Royalty income	$1,157	$1,834
Collaboration revenue	853	291
Research grants	198	86
Other revenues	18	15
Total revenues	2,226	2,226

Expenses:
Research and development	8,721	10,909
License fees – research and development	70	40
Royalty expense	116	185
General and administrative	4,314	3,721
Depreciation and amortization	277	472
Total expenses	13,498	15,327

Operating loss	(11,272)	(13,101)

Other income:
Interest income	14	15
Total other income	14	15

Net loss	$(11,258)	$(13,086)

Net loss per share – basic and diluted	$(0.22)	$(0.39)
Weighted-average shares – basic and diluted	50,116	33,761

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Net loss	$(11,258)	$(13,086)
Other comprehensive income:
Net change in unrealized loss on auction rate securities	8	8
Total other comprehensive income	8	8
Comprehensive loss	$(11,250)	$(13,078)

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(amounts in thousands)
(Unaudited)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2012	46,765	$61	$493,613	$(424,105)	$(260)	(200)	$(2,741)	$66,568
Net loss	-	-	-	(11,258)	-	-	-	(11,258)
Other comprehensive income	-	-	-	-	8	-	-	8
Compensation expenses for share-based payment arrangements	-	-	749	-	-	-	-	749
Acquisition of subsidiary, net of issuance costs	4,472	6	11,214	-	-	-	-	11,220
Exercise of stock options	1	-	3	-	-	-	-	3
Balance at March 31, 2013	51,238	$67	$505,579	$(435,363)	$(252)	(200)	$(2,741)	$67,290

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2011	34,046	$44	$463,440	$(388,674)	$(268)	(200)	$(2,741)	$71,801
Net loss	-	-	-	(13,086)	-	-	-	(13,086)
Other comprehensive income	-	-	-	-	8	-	-	8
Compensation expenses for share-based payment arrangements	-	-	2,609	-	-	-	-	2,609
Exercise of stock options	16	-	82	-	-	-	-	82
Balance at March 31, 2012	34,062	$44	$466,131	$(401,760)	$(260)	(200)	$(2,741)	$61,414

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(11,258)	$(13,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	472
Gains on sales of fixed assets	(75)	(93)
Expenses for share-based compensation awards	749	2,609
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	5,402	(887)
Decrease in other current assets	440	8
(Decrease) in accounts payable and accrued expenses	(630)	(2,232)
(Decrease) in deferred revenue - current	(460)	-
(Decrease) in deferred revenue – long term	-	(51)
Increase (decrease) in other liabilities	4	(534)
Net cash used in operating activities	(5,551)	(13,794)
Cash flows from investing activities:
Cash acquired in acquisition of subsidiary	1,888	-
Capital expenditures	(35)	(518)
Proceeds from sales of fixed assets	86	124
Proceeds from redemption of auction rate securities	100	100
Net cash provided by (used in) investing activities	2,039	(294)
Cash flows from financing activities:
Equity issuance costs	(45)	-
Proceeds from the exercise of stock options	3	82
Net cash (used in) provided by financing activities	(42)	82
Net decrease in cash and cash equivalents	(3,554)	(14,006)
Cash and cash equivalents at beginning of period	58,838	70,105
Cash and cash equivalents at end of period	$55,284	$56,099

Supplemental disclosure of cash flow information:
Acquisition-related contingent consideration liability	$15,900	$-
Stock acquisition consideration	$11,265	$-

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. ("Progenics," "we" or "us") develops innovative medicines for oncology. A significant part of our research and development efforts centers on prostate specific membrane antigen (PSMA), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. We are conducting phase 2 clinical trials of two product candidates for prostate cancer: our therapeutic candidate, PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC) directed toward PSMA, and MIP-1404, an imaging agent candidate in development by Molecular Insight Pharmaceuticals, Inc., a clinical-stage biotechnology company we acquired in January (see Note 2). Among other assets in our pipeline of targeted radiotherapy and molecular imaging compounds from the acquisition are a group of small molecule therapeutics, MIP-1095, -1555 and -1558, in preclinical study for metastatic prostate cancer and other PSMA-expressing cancers, and Azedra™, an ultra-orphan radiotherapy candidate in phase 2 clinical trials for pheochromocytoma and potential additional indications.

Progenics has developed internally and acquired from research institutions, pharmaceutical and biotechnology companies compounds and technologies which we intend to advance with other parties, including our first commercial drug, Relistor® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), which we have licensed to Salix Pharmaceuticals, Inc. worldwide other than Japan, where we have licensed the subcutaneous formulation of the drug to Ono Pharmaceutical Co., Ltd. We have recently suspended investment in our proprietary phosphoinositide 3-kinase (PI3K) inhibitor research and are evaluating alternative paths forward for this program. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving our proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs. Molecular Insight's operations from January 18, 2013, the closing date of the acquisition, are included in the interim Consolidated Financial Statements.

Our current principal sources of revenue from operations are upfront, commercialization milestones, royalty and revenue-sharing payments from Salix's Relistor operations. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, such as the actions of Salix and Ono, decisions by the FDA and other regulatory bodies, the outcome of clinical and other testing of Relistor, and, to the extent requested by our collaboration partners, our own efforts. We and Salix have sought to expand the availability of subcutaneous Relistor to patients taking opioids for non-cancer pain and who suffer from OIC as a result, and to develop an oral formulation of methylnaltrexone for use by such patients. As previously announced, the FDA in July 2012 issued a Complete Response Letter for the supplemental New Drug Application for Relistor injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. Salix and Progenics are continuing to work together with the FDA to generate a reasonable path forward for the further development and regulatory review of Relistor, and while it is not possible to determine definitively the duration of discussions with the FDA regarding this matter, at this time Salix and Progenics anticipate a path forward could be reached with the FDA during 2013.

Progenics commenced principal operations in 1988, became publicly traded in 1997 and throughout has been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. All of our operations are conducted at our facilities in Tarrytown, New York, except for certain wind-down activities conducted at Molecular's Cambridge, Massachusetts facility.

Relistor is a first-in-class therapy for OIC which we developed over the course of the last decade and since 2008 has been approved for sale in the U.S. and over 50 other countries worldwide, including countries in the E.U., Canada and Australia. Under our Agreement with Salix, we are eligible to receive (i) a development milestone of up to $40 million upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients (the proposed indication addressed in the CRL mentioned above), (ii) a development milestone of up to $50 million upon U.S. marketing approval of an oral formulation of Relistor, (iii) up to $200 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iv) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates, and (v) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. In the event either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the development milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable on annual U.S. sales first exceeding $100 million).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

Funding and Financial Matters. At March 31, 2013, we held $55.3 million in cash and cash equivalents, a $3.6 million decrease from 2012 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We currently use cash on hand and royalty payments from Relistor to fund our ongoing operations. We expect to continue to use cash on hand and future Relistor royalties and other revenues, including any future development and/or commercialization milestones, as well as payments we may receive for licenses or other transactions involving other proprietary assets and programs, to fund our operations in the future. If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or reduce headcount and other overhead expenses.

Our interim Consolidated Financial Statements included in this report have been prepared in accordance with applicable presentation requirements, and accordingly do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Our interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements, but do not include all disclosures required by GAAP.

2.  Acquisition of Molecular Insight Pharmaceuticals, Inc.

Progenics acquired all of the outstanding capital stock of Molecular Insight, significantly expanding the Company's focus on PSMA as an oncology target while broadening the oncology pipeline. The acquisition consideration included the issuance by Progenics to Molecular's stockholders of 4,566,210 shares (500,000 of which were placed in escrow) of Progenics common stock in a private transaction not taxable to Progenics. (The closing NASDAQ market price of Progenics' freely transferable common shares on January 18, 2013 was $2.83 per share.) Under the acquisition agreement, Progenics also agreed to pay to the stockholders potential milestones, in cash or Progenics stock at Progenics' option, of up to $23 million contingent upon achieving specified commercialization events and up to $70 million contingent upon achieving specified sales targets relating to all Molecular products. 93,847 of the escrow shares have been returned to Progenics to date pursuant to adjustment provisions of the agreement, resulting in the number of shares currently issued to Molecular's stockholders being 4,472,363.

The acquisition was accounted for using the acquisition method of accounting, under which assets and liabilities of Molecular were recorded at their respective fair values as of the January 18th acquisition date and added to those of Progenics.  The difference between the estimated fair value of the acquisition consideration and fair value of the identifiable net assets represents potential future economic benefits arising from combining Progenics and Molecular, and has been recorded, as described below, as goodwill. The results of operations of Molecular's business, the estimated fair market values of the assets acquired and liabilities assumed, and goodwill are included in our consolidated financial statements since the date of the acquisition.

During the three months ended March 31, 2013, the Company incurred $750 in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses and reduced additional paid-in capital by $45 for acquisition-related equity issuance costs. The transaction costs were recorded in general and administrative expenses in the accompanying consolidated statements of operations. During the three months ended March 31, 2013, Molecular's business contributed $329 of revenues and $3,175 of net loss.

Preliminary Purchase Price Allocation: We have accounted for the Molecular acquisition by preliminarily allocating our estimate of the fair market value of the consideration we paid to the fair values of the assets acquired and liabilities assumed at the effective date of the acquisition, as summarized below. This preliminary allocation may change if, as and when additional information, primarily pertaining to the acquired assets and assumed liabilities, becomes available. Under applicable accounting requirements, we must make the final determination within one year of the acquisition date. Acquired intangible assets, including goodwill, are not deductible for tax purposes.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

Amount
Consideration:
Progenics common stock consideration	$11,265
Contingent consideration (pursuant to future milestone obligations)	15,900
Total consideration	27,165

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	1,888
Accounts receivable	56
Other current assets	529
Fixed assets	249
Accounts payable, accrued expenses and deferred revenue - current	(2,876)
Deferred tax liability – long term	(12,683)
Total tangible assets acquired and liabilities assumed	(12,837)

Intangible assets	32,300
Total tangible and intangible assets acquired and liabilities assumed	19,463

Goodwill	$7,702

Pro forma financial information (unaudited): The following unaudited pro forma information presents the results of operations of the combined companies for the three months ended March 31, 2013 and 2012 as if the acquisition had been consummated on January 1, 2012, combining the respective historical results of Progenics and Molecular for the three months ended March 31, 2013 and 2012. Non-recurring transaction expenses of $750, incurred in 2013, are reflected in the pro forma information as if these were incurred in 2012 due to the pro forma assumption of January 1, 2012 as the date of the acquisition consummation.

	Three Months Ended March 31,
	2013	2012
Revenues	$2,231	$2,312
Net loss	(12,462)	(20,271)
Basic and diluted loss per share	(0.25)	(0.53)

3.  Revenue Recognition

The Company recognizes revenue from all sources based on the provisions of the SEC's Staff Accounting Bulletin (SAB) No. 104 (SAB 104) and ASC 605 Revenue Recognition. Under ASC 605, delivered items are separate units of accounting, provided (i) the delivered items have value to a collaborator on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. A separate update to ASC 605 provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate.

There have been no changes to our revenue recognition accounting policies as of and for the three months ended March 31, 2013 which policies are disclosed in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Under our 2012 agreement with CytoDyn Inc. for our PRO 140 program, and Molecular's 2013 license to ITM Isotopen Technologien München GmbH AG (ITM) of certain research, development and commercialization rights to its Onalta™ DOTA-chelated somatostatin peptides worldwide except for certain European and Middle Eastern countries previously sublicensed to BioMedica Life Sciences S.A., we received a total of $3.7 million in upfront payments and are eligible for future milestone and royalty payments. In consideration for the upfront payments, we are responsible for delivering relevant know-how (including patent rights), inventory and non-reimbursable services. In respect of these deliverables, which have a stand-alone value and represent separate units of accounting, we recognized $2,827 of revenue in 2012 and an additional $595 in the first quarter of 2013. The balance of $267 is recorded in deferred revenue – current.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

Under our Relistor license agreement, Salix is responsible for further developing and commercializing the compound and products worldwide other than Japan. We have granted Salix an exclusive license of relevant know-how, patent rights and technology, assigned relevant third-party contracts, and expect to continue to serve on joint committees provided for in the License Agreement through end of 2013. We recognized $41 and $51 during the three months ended March 31, 2013 and 2012, respectively, from the $60.0 million upfront payment. We expect to recognize the remaining $121 deferred revenue – current as we complete joint committee services in the future.

4.  Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. As of March 31, 2013 and 2012, our 27,793 and 79,191 shares, respectively, of unvested restricted stock outstanding have non-forfeitable rights to dividends. The allocation of 2013 and 2012 net losses to these participating securities pursuant to the two-class method is not material to both basic and diluted earnings per share. For the three months ended March 31, 2013 and 2012, we reported net losses and, therefore, potential dilutive common shares were not included in the computation of diluted net loss per share since it would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator) (in thousands)	Per Share Amount
Three months ended March 31, 2013
Basic and diluted	$(11,258)	50,116	$(0.22)
Three months ended March 31, 2012
Basic and diluted	$(13,086)	33,761	$(0.39)

For the three months ended March 31, 2013 and 2012, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended March 31,
	2013		2012
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	5,728	$12.37	5,785	$12.46
Restricted stock	28		96
Total	5,756		5,881

5.  Fair Value Measurements

Our auction rate securities are recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these investments is recorded as a component of other comprehensive loss (see Note 2. Summary of Significant Accounting Policies - Fair Value Measurements in the notes to consolidated financial statements included in our 2012 Annual Report on Form 10-K).

The following tables present our money market funds and auction rate securities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, classified by valuation hierarchy:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

		Fair Value Measurements at March 31, 2013
Investment Type	Balance at March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$49,336	$49,336	$-	$-
Auction rate securities	3,148	-	-	3,148
Total	$52,484	$49,336	$-	$3,148

		Fair Value Measurements at December 31, 2012
Investment Type	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$56,224	$56,224	$-	$-
Auction rate securities	3,240	-	-	3,240
Total	$59,464	$56,224	$-	$3,240

At March 31, 2013 we held $3,148 in auction rate securities which are classified as Level 3. The fair value of these securities includes $2,208 of U.S. government subsidized securities collateralized by student loan obligations, with maturities greater than 10 years, and $940 of investment company perpetual preferred stock, without a stated maturity. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of March 31, 2013, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions or issuer calls of the securities, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. We use a discounted cash flow model to estimate the value of these auction rate securities and the unobservable inputs consist of a redemption period ranging from four to 15 years (weighted-average: 5.9 years) and discount rates ranging from 0.125% to 2.102% (weighted-average: 0.71%). Significant increases (decreases) in the redemption period or discount rates would result in a significantly lower (higher) fair value measurement. In re-evaluating the valuation of these securities as of March 31, 2013, the temporary impairment amount, the duration of which is greater than 12 months, decreased from $260 at December 31, 2012, to $252, which is reflected as part of accumulated other comprehensive loss on our accompanying Consolidated Balance Sheets and based on such re-evaluation, we believe that we have the ability to hold these securities until recovery of fair value. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

For those financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the three months ended March 31, 2013 and 2012:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31
Description	2013	2012

Balance at beginning of period	$3,240	$3,332
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains (losses)
Included in net loss	-	-
Included in other comprehensive loss	8	8
Settlements at par	(100)	(100)
Balance at end of period	$3,148	$3,240
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$-

6.  Accounts Receivable

Our accounts receivable represent amounts due the Company from collaborators, royalty payments, research grants and the sales of research reagents. These amounts are considered to be short-term as they are expected to be collected within one year and we believe carrying value approximates fair value. Accounts receivable as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
Collaborators	$227	$6,125
Royalties	1,164	781
Research grants	196	12
Other	4	19
Total	$1,591	$6,937

The decrease in accounts receivable as of March 31, 2013, is primarily due to collection in the first quarter of the $5.0 million upfront payment related to the out-licensed C. difficile program.

7.  Accounts Payable and Accrued Expenses

The carrying value of our accounts payable and accrued expenses approximates fair value, as it represents amounts due to vendors and employees, which will be satisfied within one year. Accounts payable and accrued expenses as of March 31, 2013 and December 31, 2012, consisted of the following:

	March 31, 2013	December 31, 2012
Accrued consulting and clinical trial costs	$1,668	$2,193
Accrued payroll and related costs	1,565	1,552
Restructuring accrual	1,436	813
Legal and professional fees	1,190	774
Accounts payable	1,862	229
Other	116	79
Total	$7,837	$5,640

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

8. Restructuring

We reduced headcount in the third quarter of 2012, resulting in a restructuring accrual of $1.9 million which is being paid through August 2013, of which we intend to pay up to $1.2 million in shares of common stock issued pursuant to the Company's 2005 Stock Incentive Plan. At the closing market price of the Company's common stock on March 31, 2013, up to 41,700 shares may be issued in satisfaction of the remaining obligation.

We also reduced headcount at Molecular and Progenics in the first quarter of 2013, resulting in an approximately $1.5 million restructuring charge which is being paid through the end of 2013.

Activity in the restructuring accrual, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets and research and development and general and administrative expenses in the Consolidated Statements of Operations, is specified below.

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2012	$813	$-	$-	$813
Additions, net	1,477	-	-	1,477
Payments	(854)	-	-	(854)
Balance at March 31, 2013	$1,436	$-	$-	$1,436

9.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include indemnification provisions which in our judgment are normal and customary for companies in our industry sector. We generally agree to indemnify, hold harmless and reimburse the indemnified parties for losses suffered or incurred by them with respect to our products or product candidates, use of such products or other actions taken or omitted by us. The maximum potential amount of future payments we could be required to make under these indemnification provisions is not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of March 31, 2013.

10.  Recently Adopted Accounting Standards

In February 2013, The FASB issued ASU No. 2013-02, which requires presentation of amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for reporting periods beginning after December 15, 2012. We adopted this new standard on January 1, 2013 and it had no material impact on our consolidated financial statements.

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

Overview

General. Progenics Pharmaceuticals develops innovative medicines for oncology. A significant part of our research and development efforts centers on prostate specific membrane antigen (PSMA), where we are conducting phase 2 clinical trials of two product candidates for prostate cancer: our therapeutic candidate, PSMA ADC, and MIP-1404, an imaging agent candidate in development by our Molecular Insight Pharmaceuticals subsidiary. Among other assets in our pipeline of targeted radiotherapy and molecular imaging compounds are a group of small molecule therapeutics, MIP-1095, -1555 and -1558, in preclinical study for metastatic prostate cancer and other PSMA-expressing cancers, and Azedra™, an ultra-orphan radiotherapy candidate in phase 2 clinical trials, for pheochromocytoma and potential additional indications.

For the acquisition of the privately-held Molecular Insight, completed in January, we issued its then-stockholders a total of 4,566,210 shares (500,000 of which were placed in escrow) of Progenics common stock in a private transaction not taxable to Progenics, and agreed to pay potential milestones, in cash or Progenics stock at Progenics' option, of up to $23 million contingent upon achieving specified commercialization events and up to $70 million contingent upon achieving specified sales targets relating to all Molecular Insight products. 93,847 of the escrow shares have been returned to Progenics to date pursuant to adjustment provisions of the agreement, resulting in the number of shares currently issued to Molecular's stockholders being 4,472,363. As described in Note 2 to the Consolidated Financial Statements, the acquisition was accounted for using the acquisition method of accounting, under which assets and liabilities of Molecular were recorded at their estimated respective fair values as of the January 18th acquisition date and added to those of Progenics. The difference between the estimated fair value of the acquisition consideration and fair value of the identifiable net assets represents potential future economic benefits arising from combining Progenics and Molecular, and has been recorded as goodwill. The results of operations of Molecular's business from January 18, 2013, the closing date of the acquisition, the estimated fair market values of the assets acquired and liabilities assumed, and goodwill are included in our consolidated financial statements since the date of the acquisition and are included in the discussion and analysis below.

Progenics has developed internally and acquired from research institutions, pharmaceutical and biotechnology companies compounds and technologies which we intend to advance with other parties, including our first commercial drug, Relistor® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), which we have licensed to Salix Pharmaceuticals, Inc. worldwide other than Japan, where we have licensed the subcutaneous formulation of the drug to Ono Pharmaceutical Co., Ltd. We have recently suspended investment in our proprietary phosphoinositide 3-kinase (PI3K) inhibitor research and are evaluating alternative paths forward for this program. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving our proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are upfront, commercialization milestone, royalty and revenue-sharing payments from Salix's Relistor operations. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, such as the actions of Salix and Ono, decisions by the FDA and other regulatory bodies, the outcome of clinical and other testing of Relistor, and, to the extent requested by our collaboration partners, our own efforts. We and Salix have sought to expand the availability of subcutaneous Relistor to patients taking opioids for non-cancer pain and who suffer from OIC as a result, and to develop an oral formulation of methylnaltrexone for use by such patients. As previously announced, the FDA in July 2012 issued a Complete Response Letter (CRL) for the supplemental New Drug Application for Relistor injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain. Salix and Progenics are continuing to work together with the FDA to generate a reasonable path forward for the further development and regulatory review of Relistor, and while it is not possible to determine definitively the duration of discussions with the FDA regarding this matter, at this time Salix and Progenics anticipate a path forward could be reached with the FDA during 2013.

A majority of our expenditures to date have been for research and development activities. During the three months ended March 31, 2013, expenses for Oncology, primarily related to PSMA ADC and MIP-1404, were $8.6 million compared to $8.4 million in 2012. Expenses for Relistor and Other programs were $0.2 million and $0.1 million, respectively, during the three months ended March 31, 2013 compared to $0.8 million and $1.9 million, respectively, for the same period in 2012. We expect to incur significant development expenses for our PSMA ADC and MIP-1404 products candidate as clinical trials progress, while expenses, including reimbursement revenue, related to Relistor depend on the amount of research and development work we perform upon request by Salix or Ono.

At March 31, 2013, we held $55,284 in cash and cash equivalents, a decrease of $3,554 from 2012 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to incur operating losses during the near term. At March 31, 2013, cash, cash equivalents and auction rate securities decreased $3,646 to $58,432 from $62,078 at December 31, 2012.

If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or reduce headcount and other overhead expenses.

Relistor has been approved by regulatory authorities in the U.S., countries in the E.U., Canada and Australia since 2008 for treatment of OIC in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient. Salix is responsible for further developing and commercializing Relistor, including completing clinical development necessary to support regulatory marketing approvals for potential new indications (such as chronic pain) and formulations of the drug, such as oral methylnaltrexone. Under our Agreement with Salix, we are eligible to receive (i) a development milestone of up to $40 million upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients (the proposed indication addressed in the CRL mentioned above), (ii) a development milestone of up to $50 million upon U.S. marketing approval of an oral formulation of Relistor, (iii) up to $200 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iv) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates, and (v) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. In the event either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable on annual U.S. sales first exceeding $100 million).

Salix, Progenics, and Progenics' former collaborator Wyeth have transitioned U.S., European and most other marketing authorizations and are transitioning additional commercialization outside the U.S. and Japan. Salix has secured distribution and marketing partners for Relistor in the European territory and has licensed Link Medical Products Pty Limited for distribution in Australia, New Zealand, South Africa and certain other markets in Asia. Salix is continuing efforts to secure additional distribution partners and/or sublicensees in Europe and Latin America.

Results of Operations (amounts in thousands unless otherwise noted)

	Three Months Ended March 31,
	2013	2012	Percent Change
Revenues	$2,226	$2,226	0%
Expenses	(13,498)	(15,327)	(12%)
Operating loss	(11,272)	(13,101)	(14%)
Other income	14	15	(7%)
Net loss	$(11,258)	$(13,086)	(14%)

Revenues:

Our sources of revenue during the three months ended March 31, 2013 and 2012 included our License Agreements with Salix and Ono, other agreements relating to out-licensing of assets, research grants from the National Institutes of Health (NIH) and, to a small extent, our sale of research reagents.

	Three Months Ended March 31,
Sources of Revenue	2013	2012	Percent Change

Royalty income	$1,157	$1,834	(37%)
Collaboration revenue	853	291	193%
Research grants	198	86	130%
Other revenues	18	15	20%
Total	$2,226	$2,226	0%

Royalty income. During the three months ended March 31, 2013 and 2012 we recognized $1,157 and $1,834, respectively, of royalty income based on net sales of Relistor reported by Salix or its sublicensees.

	Relistor Net Sales Reported by Collaborators
	Three Months Ended March 31,
	2013	2012
U.S.	$6,700	$11,300
Ex-U.S.	1,000	1,000
Global	$7,700	$12,300

Collaboration revenue:

During the three months ended March 31, 2013, we recognized $853 from upfront and reimbursement payments from partnering arrangements, compared to $291 in the 2012 period. The balance of $426 is recorded as deferred revenue – current.

Research grants. During the three months ended March 31, 2013 and 2012, we recognized $198 and $86, respectively, as revenue from federal government grants by the NIH to support research and development programs. We do not expect to recognize substantial revenues from the NIH in the future.

Other revenues, primarily from orders for research reagents, increased to $18 for the three months ended March 31, 2013, from $15 for the same period in 2012.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $8,907 for the three months ended March 31, 2013 from $11,134 for the same period of 2012, as follows:

	Three Months Ended March 31,
	2013	2012	Percent Change

Salaries and benefits	$4,641	$5,763	(19%)

Salaries and benefits decreased due to expenses of $1,804 incurred in the first quarter of 2012 in connection with Vice Chairman Paul Maddon's retirement agreement, in addition to a decrease due to a decline in average headcount to 54 from 79 for the three months ended March 31, 2013 and 2012, respectively, in the research and development departments.

	Three Months Ended March 31,
	2013	2012	Percent Change

Share-based compensation	$499	$2,288	(78%)

Share-based compensation decreased for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to lower stock option and restricted stock expenses, primarily due to the 2012 options and restricted stock expenses of $1,638 resulting from Dr. Maddon's retirement agreement.

	Three Months Ended March 31,
	2013	2012	Percent Change

Clinical trial costs	$1,327	$590	125%

Clinical trial costs increased primarily due to higher expenses for Oncology ($763), from clinical trial expense activities related to PSMA ADC and MIP-1404 product candidate, partially offset by decreased expenses in Relistor ($21) and Other ($5).

	Three Months Ended March 31,
	2013	2012	Percent Change

Laboratory and manufacturing supplies	$39	$196	(80%)

Laboratory and manufacturing supplies decreased due to lower expenses in Oncology ($170), resulting from a decline in manufacturing supplies for PSMA ADC, partially offset by increased expenses for Other ($13).

	Three Months Ended March 31,
	2013	2012	Percent Change

Contract manufacturing and subcontractors	$362	$844	(57%)

Contract manufacturing and subcontractors decreased due to lower expenses for (i) Oncology ($272), (ii) Relistor ($144) resulting from a decrease in purchases of subcutaneous Relistor related products, and Other ($66).

Expenses in this category relate to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended March 31,
	2013	2012	Percent Change

Consultants	$313	$110	185%

Consultants expense increased due to higher expenses for Oncology ($234) and Relistor ($2), partially offset by lower expenses for Other programs ($33).

Expenses in this category relate to monitoring ongoing clinical trials and reviewing data from completed trials including the preparation of filings and vary as the timing and level of such services are required.

	Three Months Ended March 31,
	2013	2012	Percent Change

License fees	$70	$40	75%

License fees increased due to higher expenses for Oncology ($60), partially offset by a decrease in expenses for Other programs ($30).

	Three Months Ended March 31,
	2013	2012	Percent Change

Royalty expense	$116	$185	(37%)

We recognized $116 and $185, respectively, of royalty expenses during the three months ended March 31, 2013 and 2012, due to decreased net sales of Relistor in 2013.

	Three Months Ended March 31,
	2013	2012	Percent Change

Other operating expenses	$1,540	$1,118	38%

Other operating expenses increased for the three months ended March 31, 2013 compared to the same period in 2012, primarily due to increases in rent ($515) and other operating expenses ($3), partially offset by decreases in facilities ($90) and insurance ($6).

General and Administrative Expenses increased to $4,314 for the three months ended March 31, 2013 from $3,721 for the same period of 2012, as follows:

	Three Months Ended March 31,
	2013	2012	Percent Change

Salaries and benefits	$1,394	$1,799	(23%)

Salaries and benefits decreased for the three months ended March 31, 2013 compared to the same period in 2012, due to a decline in average headcount to 20 from 28, in the general and administrative departments.

	Three Months Ended March 31,
	2013	2012	Percent Change

Share-based compensation	$250	$321	(22%)

Share-based compensation decreased due to lower restricted stock expenses and lower stock option expenses.

	Three Months Ended March 31,
	2013	2012	Percent Change

Consulting and professional fees	$1,504	$628	139%

Consulting and professional fees increased due to higher consulting ($501) and legal ($261), primarily related to transaction costs resulting from the acquisition of Molecular, in addition to higher legal patent ($98) and audit fees ($35), partially offset by a decrease in other fees ($19).

	Three Months Ended March 31,
	2013	2012	Percent Change

Other operating expenses	$1,166	$973	20%

Other operating expenses increased due to higher expenses for rent ($112), investor relations ($42) and other operating expenses ($64), partially offset by a decrease in recruiting ($25).

	Three Months Ended March 31,
	2013	2012	Percent Change

Depreciation and amortization	$277	$472	(41%)

Depreciation and amortization expense decreased to $277 for the three months ended March 31, 2013 from $472 for the three months ended March 31, 2012, primarily due to lower machinery and equipment fixed assets balances.

Other income:

	Three Months Ended March 31,
	2013	2012	Percent Change

Interest income	$14	$15	(7%)

Interest income decreased to $14 for the three months ended March 31, 2013 from $15 for the three months ended March 31, 2012, due to lower average balance of cash equivalents in 2013 than in 2012.

Income Taxes:

For the three months ended March 31, 2013 and 2012, our pre-tax losses were $11,258 and $13,086, respectively.

Net Loss:

Our net loss was $11,258 for the three months ended March 31, 2013 compared to $13,086 for the same period of 2012.

Liquidity and Capital Resources

We have to date funded operations principally through payments received from private placements of equity securities, public offerings of common stock, collaborations, grants and contracts, royalties, interest on investments, and proceeds from the exercise of outstanding options and warrants.

We received in 2013 a $5,000 upfront payment from partnering of our C. difficile program and are eligible to receive future milestone and royalty payments in respect of this asset. This receipt resulted in the reversal, in 2013, of deferred tax assets and liabilities established in 2012 to reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

At March 31, 2013, we held $55,284 in cash and cash equivalents, a decrease of $3,554 from $58,838 at December 31, 2012. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at March 31, 2013, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $3,148.

If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or reduce headcount and other overhead expenses.

Cash used in operating activities for the three months ended March 31, 2013 and 2012 was $5,551 and $13,794, respectively, due to excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants.

Sources of Cash

Operating Activities. During the three months ended March 31, 2013 we received $6,245 under our collaborations, consisting of (i) $5,125 in upfront and reimbursement payments from partnering of our C. difficile program, (ii) $781 in royalties from Salix and (iii) $189 as upfront payment pertaining to DOTA-chelated somatostatin peptides, (iv) $147 in reimbursement payments from MIP-1404 product candidate, and (v) $3 under the License Agreement with Ono. During the three months ended March 31, 2012, we received $1,349 under our collaborations, consisting of (i) $58 in reimbursement payments under the Salix License Agreement, (ii) $1,278 in royalties from Salix and (iii) $13 under the License Agreement with Ono.

We have partially funded research programs through awards from the NIH. For the three months ended March 31, 2013 and 2012, we received $63 and $112, respectively, of revenue from all of our NIH awards. We do not expect to recognize substantial revenues from the NIH in the future.

Changes in Accounts receivable and Accounts payable for the three months ended March 31, 2013 and 2012 resulted from the timing of receipts from collaborators and the NIH, and payments made to trade vendors in the normal course of business.

We have agreements with collaborators and licensors who have contractual obligations to make payments to us under those agreements. We have no other committed external sources of funding or capital. Other than revenues from Relistor, we expect no significant product revenues for a number of years, as it will take at least that much time, if ever, to bring our product candidates to the commercial marketing stage.

Investing Activities. Of $55,284 in cash and cash equivalents at March 31, 2013, $42,693 is guaranteed by the U.S. Treasury or Federal Deposit Insurance Corporation's guarantee program. Our auction rate securities of $3,148 include $2,208 of securities collateralized by student loan obligations subsidized by the U.S. government, $100 of which was redeemed at par during the first quarter of 2013. These investments, while rated investment grade by the Standard & Poor's and Moody's rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector. During the first quarter of 2013, proceeds from sales of fixed assets were $86.

Financing Activities. During the three months ended March 31, 2013 and 2012, we received cash of $3 and $82, respectively, from the exercise of stock options. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised, and on the sale date for shares sold under the employee stock purchase plan.

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

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs, including conducting pre-clinical studies and clinical trials, pursuing regulatory approvals for product candidates, filing and prosecuting patent applications and defending patent claims. Our expenses for research and development for the three months ended March 31, 2013 and 2012 were $8,907 and $11,134, respectively. Included in the 2012 period is $2,022 of cash disbursements incurred in connection with Vice Chairman Paul Maddon's first quarter retirement agreement. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

For the three months ended March 31, 2013 and 2012, research and development costs incurred, by project, were as follows:

	Three Months Ended March 31,
	2013	2012
Oncology	$8.6	$8.4
Relistor	0.2	0.8
Other programs	0.1	1.9
Total	$8.9	$11.1

We may require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, fund operating expenses, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the three months ended March 31, 2013 and 2012, we have spent $35 and $518, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under our licensing and collaboration agreements. The following table summarizes our contractual obligations as of March 31, 2013 for future payments under these agreements:

		Payments due by March 31,
	Total	2014	2015-2016	2017-2018	Thereafter
	(in millions)
Operating leases	$21.2	$3.1	$5.4	$5.2	$7.5
License and collaboration agreements:
Fixed payments	1.6	0.5	0.4	0.6	0.1
Contingent payments (1)	90.1	0.1	2.4	8.5	79.1
Total	$112.9	$3.7	$8.2	$14.3	$86.7
              _______________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no other changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2013, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands unless otherwise noted)

Our primary investment objective is to preserve principal. Our money market funds and auction rate securities have interest rates that were variable and totaled $52,484 at March 31, 2013. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

At March 31, 2013, we continue to hold approximately $3,148 (6.0% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments. The principal amount of these remaining auction rate securities will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of March 31, 2013 and the temporary impairment amount decreased $8 from $260 at December 31, 2012 to $252. A 100 basis point increase to our internal analysis would result in a $34 increase in the temporary impairment of these securities for the three months ended March 31, 2013.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the U.S. Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of certain members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

The Disclosure Committee, under the supervision and with the participation of senior management, including our CEO and PFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation and subject to the foregoing, the CEO and PFO concluded that our disclosure controls and procedures, as designed and implemented, were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our Form 10-K for the year ended December 31, 2012 and our other public reports.

Item 6. Exhibits

(a)            Exhibits

Exhibit Number	Description

10.1†
Stock Purchase and Sale Agreement, dated January 16, 2013, by and between Molecular Insight Pharmaceuticals, Inc., its Stockholders, the Registrant, and Highland Capital Management, L.P., as Stockholders Representative.

10.2†	License Agreement, dated September 1, 2012, by and between FUJIFILM RI Pharma Co., Ltd. and Molecular Insight Pharmaceuticals, Inc.

12.1	Statement re computation of ratio of earnings (loss) to combined fixed charges and preferred stock dividends.

31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2
Certification of Angelo W. Lovallo, Jr., Vice President, Finance and Treasurer (Principal Financial and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

†	Confidential treatment requested as to certain portions omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: May 10, 2013	By:	/s/ Angelo W. Lovallo, Jr.
Angelo W. Lovallo, Jr. Vice President, Finance & Treasurer (Principal Financial and Accounting Officer)