Form 10-Q
period 2013-09-30
PROGENICS PHARMACEUTICALS INC
filed 2013-11-12
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of November 6, 2013, a total of 60,825,404 shares of common stock, par value $.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,597	$58,838
Accounts receivable	754	6,937
Other current assets	1,221	1,692
Total current assets	77,572	67,467
Auction rate securities	2,208	3,240
Fixed assets, at cost, net of accumulated depreciation and amortization	2,526	3,399
Deferred tax asset – long term	-	2,052
Intangible assets (Note 3)	32,300	-
Goodwill	7,702	-
Other assets	150	150
Total assets	$122,458	$76,308

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,904	$5,640
Deferred tax liability – current	-	2,069
Deferred revenue – current	53	838
Other current liabilities	115	115
Total current liabilities	6,072	8,662
Acquisition-related contingent consideration liability	15,900	-
Deferred tax liability – long term	12,683	-
Other liabilities	915	1,078
Total liabilities	35,570	9,740
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding - none	-	-
Common stock, $.0013 par value; shares authorized - 160,000,000 in 2013 and 80,000,000 in 2012; issued - 61,025,404 in 2013 and 46,765,472 in 2012	79	61
Additional paid-in capital	547,868	493,613
Accumulated deficit	(458,126)	(424,105)
Accumulated other comprehensive loss	(192)	(260)
Treasury stock, at cost (200,000 shares in 2013 and 2012)	(2,741)	(2,741)
Total stockholders' equity	86,888	66,568
Total liabilities and stockholders' equity	$122,458	$76,308

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Royalty income	$719	$728	$3,052	$4,181
Collaboration revenue	145	136	1,512	521
Research grants	-	243	275	417
Other revenues	3	10	55	44
Total revenues	867	1,117	4,894	5,163

Expenses:
Research and development	7,913	7,551	26,702	26,417
License fees – research and development	91	510	314	660
Royalty expense	73	73	308	420
General and administrative	3,123	4,007	10,853	11,753
Depreciation and amortization	179	291	774	1,063
Total expenses	11,379	12,432	38,951	40,313

Operating loss	(10,512)	(11,315)	(34,057)	(35,150)

Other income:
Interest income	12	14	36	43
Total other income	12	14	36	43

Net loss	$(10,500)	$(11,301)	$(34,021)	$(35,107)

Net loss per share – basic and diluted	$(0.17)	$(0.33)	$(0.63)	$(1.04)
Weighted-average shares – basic and diluted	60,599	33,848	54,104	33,803

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(10,500)	$(11,301)	$(34,021)	$(35,107)
Other comprehensive income:
Net change in unrealized loss on auction rate securities	-	-	68	8
Total other comprehensive income	-	-	68	8
Comprehensive loss	$(10,500)	$(11,301)	$(33,953)	$(35,099)

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(amounts in thousands)
(Unaudited)

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2012	46,765	$61	$493,613	$(424,105)	$(260)	(200)	$(2,741)	$66,568
Net loss	-	-	-	(34,021)	-	-	-	(34,021)
Other comprehensive income	-	-	-	-	68	-	-	68
Compensation expenses for share-based payment arrangements	-	-	2,903	-	-	-	-	2,903
Acquisition of subsidiary, net of issuance costs	4,472	6	11,214	-	-	-	-	11,220
Sale of common stock in public offering, net of underwriting discounts and commissions ($2,581) and offering expenses ($350)	9,775	12	40,067	-	-		-	40,079
Forfeitures of restricted stock	(1)	-	-	-	-	-	-	-
Exercise of stock options	14	-	71	-	-	-	-	71
Balance at September 30, 2013	61,025	$79	$547,868	$(458,126)	$(192)	(200)	$(2,741)	$86,888

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2011	34,046	$44	$463,440	$(388,674)	$(268)	(200)	$(2,741)	$71,801
Net loss	-	-	-	(35,107)	-	-	-	(35,107)
Other comprehensive income	-	-	-	-	8	-	-	8
Compensation expenses for share-based payment arrangements	-	-	5,750	-	-	-	-	5,750
Forfeitures of restricted stock	(6)	-	-	-	-	-	-	-
Exercise of stock options	37	-	196	-	-	-	-	196
Balance at September 30, 2012	34,077	$44	$469,386	$(423,781)	$(260)	(200)	$(2,741)	$42,648

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(34,021)	$(35,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	774	1,063
Losses (gains) on sales of fixed assets	214	(307)
Expenses for share-based compensation awards	2,903	5,750
Changes in assets and liabilities:
Decrease in accounts receivable	6,240	387
Decrease (increase) in other current assets	1,041	(244)
(Decrease) increase in accounts payable and accrued expenses	(2,565)	155
(Decrease) in deferred revenue - current	(833)	-
(Decrease) in deferred revenue – long term	-	(153)
(Decrease) in other liabilities	(163)	(458)
Net cash used in operating activities	(26,410)	(28,914)
Cash flows from investing activities:
Cash acquired in acquisition of subsidiary	1,888	-
Capital expenditures	(77)	(759)
Proceeds from sales of fixed assets	153	368
Proceeds from redemption of auction rate securities	1,100	100
Net cash provided by (used in) investing activities	3,064	(291)
Cash flows from financing activities:
Equity issuance costs in connection with acquisition of subsidiary	(45)	-
Proceeds from public offering of common stock, net of underwriting discounts and commissions and offering expenses	40,079	-
Proceeds from the exercise of stock options	71	196
Net cash provided by financing activities	40,105	196
Net increase (decrease) in cash and cash equivalents	16,759	(29,009)
Cash and cash equivalents at beginning of period	58,838	70,105
Cash and cash equivalents at end of period	$75,597	$41,096

Supplemental disclosure of cash flow information:
Acquisition-related contingent consideration liability	$15,900	$-
Stock acquisition consideration	$11,265	$-

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.	Interim Financial Statements

Progenics Pharmaceuticals, Inc. develops innovative medicines for oncology. A significant part of our research and development efforts centers on prostate specific membrane antigen (PSMA), a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. We are conducting phase 2 clinical trials of two product candidates for prostate cancer targeted toward PSMA: our therapeutic candidate, PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC), and MIP-1404, an imaging agent candidate in development by our Molecular Insight Pharmaceuticals (MIP) subsidiary. Among other assets in our pipeline of targeted radiotherapy and molecular imaging compounds are a group of small molecule therapeutics, MIP-1095, -1555 and -1558, in preclinical study for metastatic prostate cancer and other PSMA-expressing cancers, and Azedra™, an ultra-orphan radiotherapy candidate in a pivotal phase 2 clinical trial for pheochromocytoma.

Progenics has developed internally and acquired from research institutions, pharmaceutical and biotechnology companies certain compounds and technologies which we are advancing with other parties, including our first commercial drug, Relistor® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), which we have licensed to Salix Pharmaceuticals, Inc. worldwide other than Japan, where we have licensed the subcutaneous formulation of the drug to Ono Pharmaceutical Co., Ltd. We have suspended investment in our proprietary phosphoinositide 3-kinase (PI3K) inhibitor research and are evaluating alternative paths forward for this program. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving our proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are upfront, commercialization milestones, royalty and revenue-sharing payments from Salix's Relistor operations. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, such as the actions of Salix and Ono, decisions by the FDA and other regulatory bodies, the outcome of clinical and other testing of Relistor, and, to the extent requested by our collaboration partners, our own efforts. We and Salix have sought to expand the availability of subcutaneous Relistor to patients taking opioids for non-cancer pain and who suffer from OIC as a result, and to develop an oral formulation of methylnaltrexone for use by such patients. Salix and Progenics have continued to work together with the FDA to generate a reasonable path forward for the further development and regulatory review of Relistor in light of the FDA's complete response action taken in July 2012 regarding Salix's Relistor sNDA for chronic pain, in which the FDA requested additional data. After an End-of-Review meeting in October 2012, the FDA's Division of Gastroenterology and Inborn Errors Products expressed a concern that there may be a risk associated with the chronic use of mu-opioid antagonists in patients who are taking opioids for chronic pain, and, in order to understand this potential risk, the Division communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. Salix subsequently held discussions with the Division and expressed the view that the post-marketing, clinical and preclinical data currently available for Relistor adequately demonstrate an appropriate and expected safety profile sufficient to permit the approval of the current Relistor sNDA. In response to Salix's formal appeal of the FDA's complete response letter, the FDA has informed Salix and Progenics that it will seek input from an Advisory Committee, which is expected to convene on March 10-11, 2014. The FDA has also stated that it will take action under the appeal within 30 days after receiving input from the Committee.

Progenics in October commenced an arbitration with Ono under the provisions of the parties' License Agreement, following a communication from Ono that it has determined to discontinue development of subcutaneous Relistor in Japan because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. Under our Agreement with Ono, Ono may cease development of subcutaneous Relistor only if it terminates the License Agreement, which it may do unilaterally only if Progenics is in material default.  Progenics is not in default under the Agreement, and Ono has neither asserted that Progenics is, nor terminated the Agreement.

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

In the second quarter of this year, we completed an underwritten public offering of 8.5 million shares of common stock at a public offering price of $4.40 per share, resulting in net proceeds of approximately $34.8 million. Exercise of the underwriters' overallotment option on an additional 1.3 million shares in July 2013 resulted in additional net proceeds of approximately $5.2 million in the current third quarter.

Funding and Financial Matters. At September 30, 2013, we held $75.6 million in cash ($5.242 million) and cash equivalents (money market funds of $70.355 million), a $3.6 million decrease from the second quarter-end, and a $16.8 million increase from 2012 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We currently use cash on hand, royalty payments from Relistor and proceeds from two recent common stock offerings to fund our ongoing operations. We expect to continue to use cash on hand and future Relistor royalties and other revenues, including any future development and/or commercialization milestones, as well as payments we may receive for licenses or other transactions involving other proprietary assets and programs, to fund our operations in the future. If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or take other economic measures.

2.	Significant Accounting Policies

In addition to the policies described in Note 2 to the consolidated financial statements included in our 2012 Annual Report on Form 10-K, we apply the following significant accounting policies:

Basis of Presentation

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

Use of Estimates

Significant estimates include useful lives of fixed assets, the periods over which certain revenues and expenses will be recognized, including collaboration revenue recognized from non-refundable up-front licensing payments and expense recognition of certain clinical trial costs which are included in research and development expenses, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed, the likelihood of realization of deferred tax assets and the assumptions used in the valuations of in-process research and development, goodwill and contingent consideration liability.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
In-Process Research and Development

The fair values of in-process research and development (IPR&D) acquired in business combinations are capitalized. The Company utilizes the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have a decline in their fair value are adjusted downward and an expense is recognized in the Consolidated Statements of Operations. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

Goodwill

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the carrying value of its reporting unit to the fair value of its reporting unit.

Fair Value Measurements

In accordance with ASC 820 Fair Value Measurements and Disclosures, we use a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). We assign hierarchy levels to assets constituting our available-for-sale portfolio and to our contingent consideration liability arising from the MIP acquisition based on our assessment of the transparency and reliability of the inputs used in the valuation. ASC 820 defines the three hierarchy levels as:

·	Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical securities.

·
Level 2 - Valuations based on observable inputs other than Level 1 prices, such as quoted prices for similar assets at the measurement date, quoted prices in markets that are not active or other inputs that are observable, either directly or indirectly.

·	Level 3 - Valuations based on unobservable inputs that are significant to the overall fair value measurement, which as noted above involve management judgment.

Recurring Fair Value Measurements

We believe the carrying amounts of the Company's cash equivalents approximated their fair values as of September 30, 2013 and December 31, 2012 due to their short-term nature; we consider them Level 1 instruments. We also believe that the carrying values of accounts receivable, other current assets, other assets (restricted cash providing collateral for a letter of credit securing lease obligations) and accounts payable and accrued expenses approximate their fair values at those dates due to their short-term nature.

We believe the carrying amount of the contingent consideration liability arising from the MIP acquisition (see Note 3), which, as displayed in Note 6, we categorize as a Level 3 instrument, approximated its fair value (estimated as described in Note 3) as of September 30, 2013. The Company reviews the fair value of contingent consideration quarterly or whenever events or changes in circumstances occur that indicate there has been a change in the fair value.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

Nonrecurring Fair Value Measurements

The Company's non-financial assets, such as intangible assets and property and equipment, are measured and recorded at fair value on the acquisition date, and if indicators of impairment exist, we assess recoverability by measuring the amount of any impairment by comparing the carrying value of the asset to its then-current estimated fair value (for intangible assets) or to market prices for similar assets (for property and equipment). If the carrying value is not recoverable we record an impairment charge. In connection with the second quarter amendment of the Company's Tarrytown lease, we recognized impairment losses of $347 on leasehold improvements and machinery and equipment removed from service which are included in Research and development expenses in our accompanying Consolidated Statements of Operation for the nine months ended September 30, 2013.

3.	Acquisition of Molecular Insight Pharmaceuticals, Inc.

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

The acquisition was accounted for using the acquisition method of accounting, under which assets and liabilities of the acquired entity are recorded at their respective fair values as of the acquisition date (estimated as described below) and added to those of the acquiring entity. The difference between the estimated fair value of the acquisition consideration and fair value of the identifiable net assets represents potential future economic benefits arising from combining Progenics and MIP, taking into account a deferred tax liability related to in process research and development (IPR&D) intangible assets, and has been recorded as goodwill. The results of operations of MIP's business, the estimated fair market values of the assets acquired and liabilities assumed, and goodwill are included in our consolidated financial statements since the date of the acquisition.

During the nine months ended September 30, 2013, the Company incurred $790 in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses and reduced additional paid-in capital in the first quarter of 2013 by $45 for acquisition-related equity issuance costs. No transaction costs were incurred during the current three month period. The transaction costs were recorded in general and administrative expenses in the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2013, MIP's business contributed $82 and $828 of revenues and $2,238 and $8,597 of net loss, respectively.

Preliminary Purchase Price Allocation: We have accounted for the Molecular Insight acquisition by preliminarily allocating our estimate of the fair market value of the consideration we paid to the fair values of the assets acquired and liabilities assumed at the effective date of the acquisition, estimated using the valuation models summarized below. Given the uniqueness of and uncertainties attendant to the assets and liabilities, the derived values do not reflect actual transactions or quoted prices. This preliminary allocation may change if, as and when additional information, primarily pertaining to the acquired current assets and assumed current liabilities, becomes available. Under applicable accounting requirements, we must make the final determination of estimated fair values within one year of the acquisition date. Acquired intangible assets, including goodwill, are not deductible for tax purposes.

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

Intangible assets and goodwill: In connection with the acquisition of Molecular Insight, in process research and development and goodwill are initially measured at estimated fair value and capitalized as an intangible asset. We perform an impairment test for these intangibles annually in the fourth quarter, unless impairment indicators require an earlier evaluation. Upon and subject to commercialization of the Company's product candidates, the IPR&D will be amortized over its estimated useful life.

We valued as intangible assets the in process research and development projects acquired as follows:

(i) MIP 1404, an imaging agent in phase 2 development, at an estimated fair value of $23.2 million resulting from a probability adjusted discounted cash flow model which includes estimates of significant cash inflows beginning in 2017 and a 18% discount rate;

(ii) Azedra, a drug candidate for the treatment of pheochromocytoma and paraganglioma in phase 2b development, and for neuroblastoma in phase 2a development, at an estimated fair value of $4.9 million resulting from a probability adjusted discounted cash flow model which includes estimates of significant cash inflows beginning in 2017 and a 15% discount rate;

(iii) small molecule therapeutic candidates MIP 1095, -1555 and -1558, in preclinical development for the treatment of prostate cancer, at an estimated fair value of $2.7 million resulting from a probability adjusted discounted cash flow model which includes estimates of significant cash inflows beginning in 2021 and a 20% discount rate; and

(iv) Onalta, a drug candidate in phase 2 development for the treatment of metastatic carcinoid and pancreatic neuroendocrine tumors, at an estimated fair value of $1.5 million resulting from a probability adjusted discounted cash flow model which includes estimates of significant cash inflows beginning in 2014 and a 15% discount rate.

As presented in Note 6, we recorded a contingent consideration liability at an estimated fair value of $15.9 million resulting from probability adjusted discounted cash flow and Monte Carlo simulation models which include estimates of significant milestone payments to former MIP stockholders under the acquisition agreement ranging from 2016 to 2022 and risk adjusted discount rates ranging from 10% to 12.5%.

Pro forma financial information (unaudited): The following unaudited pro forma information presents the results of operations of the combined companies for the periods indicated as if the acquisition had been consummated on January 1, 2012, combining the respective historical results of Progenics and MIP for each period. Non-recurring transaction expenses of $790, incurred in the nine months ended September 30, 2013, are reflected in the pro forma information as if these were incurred in the corresponding 2012 period, due to the pro forma assumption of January 1, 2012 as the date of the acquisition consummation.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$867	$1,286	$4,899	$5,434
Net loss	(10,500)	(16,408)	(35,185)	(54,419)
Basic and diluted loss per share	(0.17)	(0.43)	(0.65)	(1.42)

4.	Revenue Recognition

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

There have been no changes as of and for the nine months ended September 30, 2013 to our revenue recognition accounting policies disclosed in Note 2 to the consolidated financial statements included in our 2012 Annual Report on Form 10-K.

Under our 2012 agreement with CytoDyn Inc. for our PRO 140 program, and a MIP out-license of rights to its Onalta™ product candidate, we received a total of $3.7 million ($3.5 million in October 2012 and $0.2 million in March 2013) in upfront payments and are eligible for future milestone and royalty payments. In consideration for the upfront payments, we are responsible for delivering relevant know-how (including patent rights), inventory and non-reimbursable services. In respect of these deliverables, which have a stand-alone value and represent separate units of accounting, we recognized $2,827 of revenue in 2012 and $862 in 2013.

Under our Relistor license agreement with Salix, we have recognized $123 and $153 during the first nine months of 2013 and 2012, respectively, from the $60.0 million upfront payment. We expect to recognize the remaining $39 deferred revenue – current as we complete joint committee services in the future.

5.	Net Loss Per Share

Our basic net loss per share amounts are computed by dividing net loss by the weighted-average number of common shares outstanding during the period. At the end of the 2012 periods presented below, 33,627 shares of unvested restricted stock with non-forfeitable rights to dividends were outstanding; all such shares were vested at the end of September 30, 2013 period. The allocation of 2012 net losses to these participating securities pursuant to the two-class method is not material to both basic and diluted earnings per share. For each of the periods presented below, we reported a net loss and, therefore, potential dilutive common shares were not included in computing diluted net loss per share since it would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator) (in thousands)	Per Share Amount
Three months ended September 30, 2013
Basic and diluted	$(10,500)	60,599	$(0.17)
Nine months ended September 30, 2013
Basic and diluted	$(34,021)	54,104	$(0.63)
Three months ended September 30, 2012
Basic and diluted	$(11,301)	33,848	$(0.33)
Nine months ended September 30, 2012
Basic and diluted	$(35,107)	33,803	$(1.04)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
For these periods, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended September 30,
	2013		2012
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	6,068	$11.14	6,035	$12.22
Unvested restricted stock	-		33
Total	6,068		6,068

	Nine Months Ended September 30,
	2013		2012
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	6,047	$11.69	6,019	$12.31
Unvested restricted stock	-		68
Total	6,047		6,087

6.	Fair Value Measurements

We record auction rate securities at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these investments is recorded as a component of accumulated other comprehensive loss (see Note 2. Summary of Significant Accounting Policies - Fair Value Measurements in the notes to consolidated financial statements included in our 2012 Annual Report on Form 10-K). We also record the contingent consideration liability resulting from the MIP acquisition, as referenced in Note 3, at fair value in accordance with ASC 820-10-50.

The following tables present our money market funds and auction rate securities assets and contingent consideration liability measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy:

		Fair Value Measurements at September 30, 2013
	Balance at September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$70,355	$70,355	$-	$-
Auction rate securities	2,208	-	-	2,208
Total Assets	$72,563	$70,355	$-	$2,208

Liability:
Contingent consideration	$15,900	$-	$-	$15,900
Total Liability	$15,900	$-	$-	$15,900

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

		Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$56,224	$56,224	$-	$-
Auction rate securities	3,240	-	-	3,240
Total Assets	$59,464	$56,224	$-	$3,240

At September 30, 2013 we held $2,208 in auction rate securities which are classified as Level 3. The fair value of these securities includes $2,208 of U.S. government subsidized securities collateralized by student loan obligations, with maturities greater than 10 years. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of September 30, 2013, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions or issuer calls of the securities, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. Significant increases (decreases) in the redemption period or discount rates would result in a significantly lower (higher) fair value measurement. In re-evaluating the valuation of these securities as of September 30, 2013, the temporary impairment amount, the duration of which is greater than 12 months, decreased from $260 at December 31, 2012, to $192, which is reflected as part of accumulated other comprehensive loss on our accompanying Consolidated Balance Sheets and based on such re-evaluation, we believe that we have the ability to hold these securities until recovery of fair value. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

The estimated fair value of the contingent consideration liability of $15.9 million represents future potential milestone payments to former MIP stockholders. The Company considers this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs were the probabilities of achieving regulatory approval of the development projects and subsequent commercial success, and discount rates. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively. The Company reviews the fair value of the contingent consideration liability quarterly or whenever events or circumstances occur that indicate there has been a change in fair value; changes in estimated fair values are recorded in the general and administrative expenses in the Consolidated Statements of Operations.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
The following table presents quantitative information pertaining to the fair value measurement of the Level 3 inputs:

	Fair Value as of September 30, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Asset:
Auction Rate Securities	$2,208	Discounted cash flow model	Redemption period	5 to 15 years (6 years)
			Discount rate	0.375% - 2.031% (1.23%)
Contingent consideration liability:
Azedra commercialization	$2,300	Probability adjusted discounted cash flow model	Probability of success	40%
			Period of milestone expected achievement	2016
			Discount rate	10%

MIP – 1404 commercialization	$2,000	Probability adjusted discounted cash flow model	Probability of success	31%
			Period of milestone expected achievement	2017
			Discount rate	10%

Small molecule therapeutics (MIP 1095, -1555, -1558) commercialization	$500	Probability adjusted discounted cash flow model	Probability of success	19%
			Period of milestone expected achievement	2020
			Discount rate	10%

Net sales targets	$11,100	Monte-Carlo simulation	Probability of success	19% - 40% (32.9%)
			Period of milestone expected achievement	2018 - 2022
			Discount rate	12.5%

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Asset:
Auction Rate Securities	$3,240	Discounted cash flow model	Redemption period	4 to 15 years (5.9 years)
			Discount rate	0.125% - 2.102% (0.71%)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
For those financial instruments with significant Level 3 inputs (all of which are auction rate securities), the following table summarizes the activities for the periods indicated:

	Asset – Auction Rate Securities Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended September 30,
	2013	2012

Balance at beginning of period	$2,208	$3,240
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains (losses)
Included in net loss	-	-
Included in other comprehensive loss	-	-
Settlements at par	-	-
Balance at end of period	$2,208	$3,240
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$-

	Asset – Auction Rate Securities Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Nine Months Ended September 30,
	2013	2012

Balance at beginning of period	$3,240	$3,332
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Total gains (losses)
Included in net loss	-	-
Included in other comprehensive loss	68	8
Settlements at par	(1,100)	(100)
Balance at end of period	$2,208	$3,240
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for assets held at the end of the reporting period	$-	$-

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended September 30,
	2013	2012

Balance at beginning of period	$15,900	$-
Fair value of contingent consideration – acquisition of Molecular Insight	-	-
Fair value adjustment to contingent consideration included in net loss	-	-
Balance at end of period	$15,900	$-
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$-	$-

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Nine Months Ended September 30,
	2013	2012

Balance at beginning of period	$-	$-
Fair value of contingent consideration – acquisition of Molecular Insight	15,900	-
Fair value adjustment to contingent consideration included in net loss	-	-
Balance at end of period	$15,900	$-
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$-	$-

7.	Accounts Receivable

Our accounts receivable represent amounts due the Company from collaborators, royalty payments, research grants and the sales of research reagents. These amounts are considered to be short-term as they are expected to be collected within one year and we believe carrying value approximates fair value. Accounts receivable as of the dates indicated below consisted of the following:

	September 30, 2013	December 31, 2012
Collaborators	$22	$6,125
Royalties	730	781
Research grants	-	12
Other	2	19
Total	$754	$6,937

The decrease in accounts receivable as of September 30, 2013, is primarily due to collection in the first quarter of the $5.0 million upfront payment related to the out-licensed C. difficile program.

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

The carrying value of our accounts payable and accrued expenses approximates fair value, as it represents amounts due to vendors and employees, which will be satisfied within one year. Accounts payable and accrued expenses as of the dates indicated below consisted of the following:

	September 30, 2013	December 31, 2012
Accrued consulting and clinical trial costs	$2,565	$2,193
Accrued payroll and related costs	2,110	1,552
Restructuring accrual	89	813
Legal and professional fees	833	774
Accounts payable	234	229
Other	73	79
Total	$5,904	$5,640

9.	Restructuring

We reduced headcount in the third quarter of 2012, resulting in a restructuring accrual of $1.9 million which was paid through August 2013. We also reduced headcount at MIP and Progenics in the first quarter of 2013, resulting in an approximately $1.5 million restructuring charge which is being paid through the end of 2013. During the second quarter of 2013, we incurred other exit and contract termination costs, including those related to termination of the lease for MIP's Cambridge, Massachusetts facility ($900) and amendment of the Company's Tarrytown, New York lease and consolidation within reduced facility space ($459).

Activity in the restructuring accrual, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets and research and development and general and administrative expenses in the Consolidated Statements of Operations, is specified below.

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2012	$813	$-	$-	$813
Additions, net	1,477	-	-	1,477
Payments	(854)	-	-	(854)
Balance at March 31, 2013	1,436	-	-	1,436
Additions, net	15	15	1,359	1,389
Payments	(914)	(15)	(1,359)	(2,288)
Balance at June 30, 2013	537	-	-	537
Additions, net	-	-	-	-
Payments	(448)	-	-	(448)
Balance at September 30, 2013	$89	$-	$-	$89

10.	Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include usual and customary indemnification provisions. We generally reciprocally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred with respect to products or product candidates, use of such products or other actions taken or omitted by the parties. The maximum potential amount of future payments we could be required to make under these indemnification provisions is generally not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of September 30, 2013.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
Progenics is a party to a proceeding brought by a former employee complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee. The Company believes the former employee's claims are without merit and is contesting the matter vigorously. The federal District Court hearing the case issued in July an order denying our motion for summary judgment dismissing the former employee's complaint, making it likely that the proceeding will continue to trial. Given the inherent uncertainty attendant to the proceeding, it is not possible at this time to estimate the likelihood or potential magnitude of any outcome, and we have accordingly not recorded any associated liability in these interim Consolidated Financial Statements.

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

We are also subject to risks and uncertainties associated with the actions of our corporate, academic and other collaborators and government regulatory agencies, including risks from market forces and trends; potential product liability; intellectual property, litigation and other dispute resolution, environmental and other risks; the risk that we may not be able to enter into favorable collaboration or other relationships or that existing or future relationships may not proceed as planned; the risk that current and pending patent protection for our products may be invalid, unenforceable or challenged, or fail to provide adequate market exclusivity, or that our rights to in-licensed intellectual property may be terminated for our failure to satisfy performance milestones; the risk of difficulties in, and regulatory compliance relating to, manufacturing products; and the uncertainty of our future profitability.

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

Our acquisition of the privately-held Molecular Insight included the issuance of Progenics common stock in a private transaction not taxable to Progenics, and its agreement to pay potential milestones, in cash or Progenics stock at its option, of up to $23 million contingent upon achieving specified commercialization events and up to $70 million contingent upon achieving specified sales targets relating to all MIP products. As described in Note 3 to the Consolidated Financial Statements, the acquisition was accounted for using the acquisition method of accounting, under which assets and liabilities of MIP were recorded at their estimated respective fair values as of the acquisition date and added to those of Progenics. The difference between the estimated fair value of the acquisition consideration and fair value of the identifiable net assets represents potential future economic benefits arising from combining Progenics and MIP, and has been recorded as goodwill. The results of operations of MIP's business from January 18, 2013, the closing date of the acquisition, the estimated fair market values of the assets acquired and liabilities assumed, and goodwill are included in our consolidated financial statements since the date of the acquisition and are included in the discussion and analysis below.

Progenics has developed internally and acquired from research institutions, pharmaceutical and biotechnology companies certain compounds and technologies which we are advancing with other parties, including our first commercial drug, Relistor® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), which we have licensed to Salix Pharmaceuticals, Inc. worldwide other than Japan, where we have licensed the subcutaneous formulation of the drug to Ono Pharmaceutical Co., Ltd. We have suspended investment in our proprietary phosphoinositide 3-kinase (PI3K) inhibitor research and are evaluating alternative paths forward for this program. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving our proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are upfront, commercialization milestone, royalty and revenue-sharing payments from Salix's Relistor operations. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, such as the actions of Salix and Ono, decisions by the FDA and other regulatory bodies, the outcome of clinical and other testing of Relistor, and, to the extent requested by our collaboration partners, our own efforts. We and Salix have sought to expand the availability of subcutaneous Relistor to patients taking opioids for non-cancer pain and who suffer from OIC as a result, and to develop an oral formulation of methylnaltrexone for use by such patients. Salix and Progenics have continued to work together with the FDA to generate a reasonable path forward for the further development and regulatory review of Relistor in light of the FDA's complete response action taken in July 2012 regarding Salix's Relistor sNDA for chronic pain in which the FDA requested additional data. After an End-of-Review meeting in October 2012, the FDA's Division of Gastroenterology and Inborn Errors Products subsequently expressed a concern that there may be a risk associated with the chronic use of mu-opioid antagonists in patients who are taking opioids for chronic pain, and, in order to understand this potential risk, the Division communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. Salix subsequently held discussions with the Division and expressed the view that the post-marketing, clinical and preclinical data currently available for Relistor adequately demonstrate an appropriate and expected safety profile sufficient to permit the approval of the current Relistor sNDA. In response to Salix's formal appeal of the FDA's complete response letter, the FDA has informed Salix and Progenics that it will seek input from an Advisory Committee, which is expected to convene on March 10-11, 2014. The FDA has also stated that it will take action under the appeal within 30 days after receiving input from the Committee.

Progenics in October commenced an arbitration with Ono under the provisions of the parties' License Agreement, following a communication from Ono that it has determined to discontinue development of subcutaneous Relistor in Japan because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. Under our Agreement with Ono, Ono may cease development of subcutaneous Relistor only if it terminates the License Agreement, which it may do unilaterally only if Progenics is in material default.  Progenics is not in default under the Agreement, and Ono has neither asserted that Progenics is, nor terminated the Agreement.  See Part II, Item 1A, Risk Factors.

Most of our expenditures are for research and development activities. During the nine months ended September 30, 2013, expenses for Oncology, primarily related to PSMA ADC and MIP-1404, were $26.1 million compared to $23.5 million in 2012. Expenses for Relistor and Other programs were $0.5 million and $0.7 million, respectively, during the nine months ended September 30, 2013 compared to $1.4 million and $2.6 million, respectively, for the same period in 2012. We expect to incur significant development expenses for our PSMA ADC and MIP-1404 products candidate as clinical trials progress, while expenses, and the resulting reimbursement revenue, related to Relistor depend on the amount of research and development work we perform upon request by Salix or Ono.

At September 30, 2013, we held $75,597 in cash and cash equivalents, a decrease of $3,624 from second quarter-end, and a $16,759 increase from 2012 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to incur operating losses during the near term. At September 30, 2013, cash, cash equivalents and auction rate securities increased $15,727 to $77,805 from $62,078 at December 31, 2012.

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

Results of Operations (amounts in thousands unless otherwise noted)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Revenues	$867	$1,117	(22%)	$4,894	$5,163	(5%)
Expenses	(11,379)	(12,432)	(8%)	(38,951)	(40,313)	(3%)
Operating loss	(10,512)	(11,315)	(7%)	(34,057)	(35,150)	(3%)
Other income	12	14	(14%)	36	43	(16%)
Net loss	$(10,500)	$(11,301)	(7%)	$(34,021)	$(35,107)	(3%)

Revenues:

Our sources of revenue during the periods indicated below included our License Agreements with Salix, Ono and others and to a small extent research grants from the National Institutes of Health (NIH) and sales of research reagents.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Royalty income	$719	$728	(1%)	$3,052	$4,181	(27%)
Collaboration revenue	145	136	7%	1,512	521	190%
Research grants	-	243	(100%)	275	417	(34%)
Other revenues	3	10	(70%)	55	44	25%
Total	$867	$1,117	(22%)	$4,894	$5,163	(5%)

Royalty income. During the three and nine months ended September 30, 2013 and 2012, respectively, we recognized $719, $3,052, $728 and $4,181 of royalty income based on the below net sales of Relistor reported by Salix, and net sales reported by Onalta™ licensee.

	Relistor Net Sales Reported by Collaborators
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
U.S.	$3,700	$3,800	$17,100	$25,100
Ex-U.S.	1,100	1,100	3,300	2,900
Global	$4,800	$4,900	$20,400	$28,000

Collaboration revenue. During the three and nine months ended September 30, 2013, we recognized $145 and $1,512, respectively, from upfront and reimbursement payments from partnering arrangements, compared to $136 and $521 in the 2012 periods. The balance of $53 is recorded as deferred revenue – current.

Research grants. During the third quarters of 2013 and 2012, we recognized $0 and $243, respectively, and during the first nine months we recognized $275 and $417, respectively, as revenue from federal government grants by the NIH to support research and development programs. We do not expect to recognize revenue from the NIH in the future.

Other revenues, primarily from orders for research reagents, decreased to $3 for the three months ended September 30, 2013, from $10 for the same period in 2012 and increased to $55 for the nine months ended September 30, 2013, from $44 in 2012.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $8,077 for the three months ended September 30, 2013 from $8,134 for the same period of 2012 and decreased to $27,324 for the nine months ended September 30, 2013 from $27,497 for the same period in 2012, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Salaries and benefits	$2,742	$3,992	(31%)	$10,238	$13,287	(23%)

Three Months: Salaries and benefits decreased due to a decline in average headcount.

Nine Months: Salaries and benefits, including bonus expense, decreased due to a decline in average headcount, and reflecting a non-recurring retirement expense of $1,804 incurred in the first quarter of 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Share-based compensation	$555	$458	21%	$2,136	$4,036	(47%)

Three Months: Share-based compensation increased from the 2012 period, primarily due to higher stock option expenses, partially offset by lower restricted stock expenses.

Nine Months: Share-based compensation decreased from the 2012 period, primarily due to lower equity incentives expenses, and reflecting non-recurring 2012 retirement-related option and restricted stock expense of $1,638.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Clinical trial costs	$2,798	$882	217%	$6,117	$1,961	212%

Three Months: Clinical trial costs increased primarily due to higher clinical trial expenses for Oncology ($1,909) and Other programs ($7).

Nine Months: Clinical trial costs increased primarily due to higher expenses for Oncology ($4,199), partially offset by decreased expenses in Relistor ($22) and Other programs ($21).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Laboratory and manufacturing supplies	$103	$95	8%	$563	$472	19%

Three Months: Laboratory and manufacturing supplies increased by $48 for Other programs, partially offset by lower expenses in Oncology ($40), primarily from a decline in lab supplies due to suspension of our PI3K program.

Nine Months: Laboratory and manufacturing supplies increased by $496 for Other programs, including second quarter impairment losses in connection with an amendment of the Company's Tarrytown lease, partially offset by lower Oncology expenses ($405), primarily from a decline in lab supplies for PI3K and PSMA ADC.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Contract manufacturing and subcontractors	$532	$821	(35%)	$1,467	$2,445	(40%)

Three Months: Contract manufacturing and subcontractors decreased due to lower expenses for Oncology ($141) and Other ($147), primarily for the now-outlicensed C. difficile program.

Nine Months: Contract manufacturing and subcontractors decreased due to lower expenses for Oncology ($535), Relistor ($145) and Other ($298), primarily for C. difficile.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Consultants	$61	$45	36%	$825	$268	208%

Three and Nine Months: Consultants expense increased due primarily to higher expenses for Oncology.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

License fees	$91	$510	(82%)	$314	$660	(52%)

Three Months: License fees decreased due to lower expenses for Oncology ($420).

Nine Months: License fees decreased due to lower expenses for Oncology ($317) and Other programs ($29).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Royalty expense	$73	$73	0%	$308	$420	(27%)

Three Months: Royalty expenses remained unchanged at $73 during the three month periods.

Nine Months: Royalty expenses were $308 and $420, respectively, during the nine month periods, due to a 2013 decrease in net sales of Relistor.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Other operating expenses	$1,122	$1,258	(11%)	$5,356	$3,948	36%

Three Months: Other operating expenses decreased from the 2012 period primarily due to decrease in rent ($226), partially offset by increases in insurance ($27), other operating expenses ($23), travel ($22) and facilities ($18).

Nine Months: Other operating expenses increased from the 2012 period primarily due to increases in rent ($1,357), resulting from lease amendment and termination expenses, other operating expenses ($92), travel ($66) and insurance ($47), partially offset by a decrease in facilities ($154).

General and Administrative Expenses decreased to $3,123 for the three months ended September 30, 2013 from $4,007 for the same period of 2012 and decreased to $10,853 for the nine months ended September 30, 2013, from $11,753 for the same period in 2012, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Salaries and benefits	$1,116	$2,151	(48%)	$3,685	$5,606	(34%)

Three Months: Salaries and benefits decreased from the 2012 period due to a decline in average headcount.

Nine Months: Salaries and benefits, including bonus expenses, decreased from the 2012 period due to a decline in average headcount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Share-based compensation	$248	$496	(50%)	$767	$1,714	(55%)

Three and Nine Months: Share-based compensation decreased due to lower equity incentives expenses in the current periods as compared to the prior year, which included restructuring expenses in the third quarter.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Consulting and professional fees	$664	$475	40%	$3,064	$1,579	94%

Three Months: Consulting and professional fees increased due to higher legal patent ($121), legal ($79), audit fee ($20) and other fees ($13), partially offset by a decrease in consulting expenses ($44).

Nine Months: Consulting and professional fees increased due to higher consulting ($659), legal patent ($416), legal ($316), audit fees ($56) and other fees ($38), primarily related to Molecular Insight acquisition transaction costs.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Other operating expenses	$1,095	$885	24%	$3,337	$2,854	17%

Three Months: Other operating expenses increased due to higher franchise taxes ($40), investor relations ($26), recruiting ($19) and other operating expenses ($209), partially offset by decreases in rent ($74) and travel ($10).

Nine Months: Other operating expenses increased due to higher expenses for recruiting ($128), investor relations ($123), taxes ($88) and other operating expenses ($242), partially offset by a decrease in rent ($98).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Depreciation and amortization	$179	$291	(38%)	$774	$1,063	(27%)

Three Months: Depreciation and amortization expense decreased to $179 from $291 for the 2012 period, primarily due to lower leasehold improvements and machinery and equipment fixed assets balances.

Nine Months: Depreciation and amortization expense decreased to $774 from $1,063 for the 2012 period, primarily due to lower leasehold improvements and machinery and equipment fixed assets balances.

Other income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent Change	2013	2012	Percent Change

Interest income	$12	$14	(14%)	$36	$43	(16%)

Three and Nine Months: Interest income decreased from the 2012 period, due to lower average interest rates in 2013 than in 2012, partially offset by increases resulting from higher average balances of cash equivalents.

Income Taxes:

For the three and nine months ended September 30, 2013 and 2012 pre-tax losses were $10,500, $34,021, $11,301 and $35,107, respectively. We recognized a full tax valuation against deferred taxes at September 30, 2013 and December 31, 2012.

Net Loss:

Net loss was $10,500 and $34,021 for the three and nine months ended September 30, 2013, respectively, compared to $11,301 and $35,107 for the corresponding 2012 periods.

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

At September 30, 2013, we held $75,597 in cash and cash equivalents, a decrease of $3,624 from June 30, 2013, and an increase of $16,759 from December 31, 2012. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at September 30, 2013, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $2,208.

If we do not realize sufficient royalty or other revenue from Relistor or other collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or take other economic measures.

Cash used in operating activities for the nine months ended September 30, 2013 and 2012 was $26,410 and $28,914, respectively, due in each period to excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants.

Sources of Cash

Operating Activities. During the nine months ended September 30, 2013 we received $8,896 under our collaborations, primarily consisting of (i) $5,125 in upfront and reimbursement payments from partnering of our C. difficile program, (ii) $3,213 in royalties and reimbursements from Salix, (iii) an upfront payment of $189 from an OnaltaTM out-license (iv) $355 in reimbursement payments relating to our MIP-1404 product candidate, and (v) $12 under the License Agreement with Ono. During the nine months ended September 30, 2012, we received $5,078 under our collaborations, consisting of (i) $323 in reimbursement payments under the Salix License Agreement, (ii) $4,732 in royalties from Salix and (iii) $23 under the License Agreement with Ono.

We have partially funded research programs through awards from the NIH. For the nine months ended September 30, 2013 and 2012, we received $287 and $431, respectively, of revenue from all of our NIH awards. We do not expect to recognize revenue from the NIH in the future.

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

Investing Activities. Approximately 93% of our $75,597 in cash and cash equivalents at September 30, 2013 was invested in money market funds. Our auction rate securities of $2,208 consist of securities collateralized by student loan obligations subsidized by the U.S. government, $1,100 of which was redeemed at par during the first and second quarters of 2013. These investments, while rated investment grade by the Standard & Poor's and Moody's rating agencies and predominantly having scheduled maturities greater than ten years, are heavily concentrated in the U.S. financial sector. During the nine months ended September 30, 2013, we realized $153 of proceeds from sales of fixed assets.

Financing Activities. During 2013, net cash provided by financing activities includes $40,079 in net proceeds that we received for the issuance of 9.775 million shares of our common stock. In addition, during the nine months ended September 30, 2013 and 2012, we received cash of $71 and $196, respectively, from the exercise of stock options. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the price of our common stock on the grant date for options exercised.

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

Uses of Cash

Operating Activities. Most of our cash is used to advance our research and development programs, including conducting pre-clinical studies and clinical trials, pursuing regulatory approvals for product candidates, filing and prosecuting patent applications and defending patent claims. Our expenses for research and development for the nine months ended September 30, 2013 and 2012 were $27,324 and $27,497, respectively. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

For the nine months ended September 30, 2013 and 2012, research and development costs incurred, by project, were as follows:

	Nine Months Ended September 30,
	2013	2012
Oncology	$26.1	$23.5
Relistor	0.5	1.4
Other programs	0.7	2.6
Total	$27.3	$27.5

We may require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, fund operating expenses, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the nine months ended September 30, 2013 and 2012, we spent $77 and $759, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under our licensing and collaboration agreements. The following table summarizes our contractual obligations as of September 30, 2013 for future payments under these agreements:

		Payments due by September 30,
	Total	2014	2015-2016	2017-2018	Thereafter
	(in millions)
Operating leases	$14.4	$1.9	$3.8	$4.0	$4.7
License and collaboration agreements:
Fixed payments	1.4	0.4	0.4	0.5	0.1
Contingent payments (1)	90.1	0.1	2.4	9.0	78.6
Total	$105.9	$2.4	$6.6	$13.5	$83.4
_______________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are more fully disclosed in Note 2 to our consolidated financial statements included in this quarterly report and Note 2 of our consolidated financial statements in our 2012 Annual Report on Form 10-K. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

In connection with the acquisition of Molecular Insight, we have established a policy for accounting for intangible assets, under which in process research and development and goodwill are initially measured at fair value and capitalized as an intangible asset and an impairment test for these intangibles is performed annually in the fourth quarter, unless impairment indicators require an earlier evaluation. Upon and subject to commercialization of the Company's product candidates, the IPR&D will be amortized over its estimated useful life. The estimated fair value of the contingent consideration liability is considered to be a Level 3 instrument and the Company reviews the fair value quarterly, or whenever events or circumstances occur that indicate a change in fair value.

There have been no other changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2013, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands unless otherwise noted)

Our primary investment objective is to preserve principal. Our money market funds and auction rate securities have interest rates that were variable and totaled $72,563 at September 30, 2013. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

At September 30, 2013, we continued to hold approximately $2,208 (3.04% of assets measured at fair value) of auction rate securities, in respect of which we have received all scheduled interest payments. The principal amount of these remaining auction rate securities will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. As a result of re-evaluating the valuation of these securities as of September 30, 2013, we reduced the temporary impairment amount to $192 from $260 at December 31, 2012. A 100 basis point increase in our internal analysis would result in a $24 increase in the temporary impairment of these securities for the nine months ended September 30, 2013.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As reported in our second quarter 2013 Quarterly Report on Form 10-Q and Note 10 to our interim Consolidated Financial Statements included in Part I, Item 1 of this Report, Progenics is a party to a proceeding brought by a former employee complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee. The Company believes the former employee's claims are without merit and is contesting the matter vigorously. The federal District Court hearing the case issued in July an order denying our motion for summary judgment dismissing the former employee's complaint, making it likely that the proceeding will continue to trial. Given the inherent uncertainty attendant to the proceeding, it is not possible at this time to estimate the likelihood or potential magnitude of any outcome, and we have accordingly not recorded any associated liability in the interim Consolidated Financial Statements.

As disclosed in Note 1 to the interim financial statements included in this Report and in Part I, Item 2, MD&A, Progenics in October commenced an arbitration with Ono under the provisions of the parties' License Agreement for development and commercialization of subcutaneous Relistor in Japan, following a communication from Ono that it has determined to discontinue development because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. Progenics is not in default under the Agreement, and Ono has neither asserted that Progenics is, nor terminated the Agreement.  See Item 1A, Risk Factors.

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

Our integration of Molecular Insight has required significant efforts, including coordination of research and development, as well as finance, accounting, and information technology and other functions, all of which involve expense and significant management time. The success of this acquisition will depend on, among other things, the strength of the product candidates of Molecular Insight and their underlying technologies; results of clinical trials, regulatory applications and approvals; and our ability to fund or otherwise develop acquired candidates and programs, achieve available cost savings, efficiencies and synergies, and attract and retain employees and consultants with expertise and experience appropriate to these efforts. In addition, the estimated fair values of the assets and liabilities acquired in the acquisition of Molecular Insight reflected in our financial statements do not, given the uniqueness of and uncertainties attendant to those assets and liabilities, reflect actual transactions or quoted prices and may not correlate to any future values or results. Such information should not be interpreted or relied upon as indicative of any future value or results. Our failure to manage successfully any of the product candidates, technologies or programs of Molecular Insight could have an adverse impact on our business, and on the price of our stock.

We are dependent on Salix, Ono and other business partners to develop and commercialize Relistor, exposing us to significant risks.

We rely on Salix to complete development and obtain regulatory approvals for additional formulations of and indications for Relistor and, in the Japanese market, we rely on Ono to conduct clinical trials and obtain regulatory approvals. We are and will be dependent upon Salix, Ono and any other business partners with which we may collaborate in the future to perform and fund development, including clinical testing of Relistor, make related regulatory filings and manufacture and market products, including for new indications and in new formulations, in their respective territories. Revenue from the sale of Relistor depends entirely upon the efforts of Salix and its sublicensees, which have significant discretion in determining the efforts and resources they apply to sales of Relistor. Ono will have similar discretion with respect to sales in Japan. Neither may be effective in obtaining approvals for new indications or formulations, marketing existing or future products or arranging for necessary sublicense or distribution relationships. Our business relationships with Salix, Ono and other partners may not be scientifically, clinically or commercially successful. For example, Salix has a variety of marketed products. Salix is not, however, a large diversified pharmaceutical company and does not have resources commensurate with such companies. Salix has its own corporate objectives, which may not be consistent with our best interests, and may change its strategic focus or pursue alternative technologies in a manner that results in reduced or delayed revenue to us. Changes of this nature might also occur if Salix were acquired or if its management changed. We may have future disagreements with Salix or Ono, both of which have significantly greater financial and managerial resources which either could draw upon in the event of a dispute. Such disagreements could lead to lengthy and expensive litigation or other dispute-resolution proceedings as well as extensive financial and operational consequences to us and have a material adverse effect on our business, results of operations and financial condition. In addition, independent actions may be taken by Salix and/or Ono concerning product development, marketing strategies, manufacturing and supply issues, and rights relating to intellectual property, including, as discussed below, Relistor's path forward in light of the July 2012 Complete Response Letter from the FDA.

As noted elsewhere in this document, Progenics in October commenced an arbitration with Ono under the provisions of the parties' License Agreement for development and commercialization of subcutaneous Relistor in Japan, following a communication from Ono that it has determined to discontinue development because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement.  Ono's discontinuation of development and/or protracted dispute resolution proceedings could result in reduced or delayed, or in the elimination of, milestone and/or royalty revenue from subcutaneous Relistor development in Japan.  Under our License Agreement with Salix, in the event our Agreement with Ono terminates or rights thereunder otherwise revert to Progenics, the Salix Agreement automatically without payment by Salix extends to the license grants, territory and other rights provided in the Ono Agreement, as a result of which Salix and not Progenics would receive such rights.

As a result of the FDA's Complete Response Letter on Relistor for chronic pain, the Relistor program may be discontinued or otherwise at risk.

As previously announced, and noted elsewhere in this document, the FDA in July 2012 issued a Complete Response Letter in response to Salix's supplemental New Drug Application for Relistor for the treatment of OIC in adult patients with chronic, non-cancer pain. This development may result in Salix and/or Ono taking independent actions concerning product development, marketing strategies or other matters for Relistor, including termination of their efforts to develop and commercialize the drug. At an End-of-Review meeting in October 2012, the FDA's Division of Gastroenterology and Inborn Errors Products has expressed a concern that there may be a risk associated with the chronic use of mu-opioid antagonists in patients who are taking opioids for chronic pain, and, in order to understand this potential risk, the Division communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. In addition, the FDA has informed Salix and Progenics that it will seek input from an Advisory Committee, which is expected to convene on March 10-11, 2014. For example, Salix has disclosed in regulatory filings that it might terminate its development program for Relistor subcutaneous injection for treatment of OIC in chronic non-cancer pain patients, and that additional information and additional guidance from the FDA could result in the termination of its oral OIC Relistor development program. As noted in our risk factor on regulatory approvals below, if clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of a product candidate, such as the concerns expressed in the FDA's CRL, we or our collaborators may stop or significantly slow development or commercialization of affected products. As a result of such concerns, the development programs for subcutaneous and/or oral Relistor for chronic, non-cancer pain patients may be significantly delayed or terminated altogether. In such an event, we could be faced with either further developing and commercializing the drug on our own or with one or more substitute collaborators, either of which paths would subject us to the development, commercialization, collaboration and/or financing risks discussed in these risk factors. Any such significant action adverse to development and commercialization of Relistor could have a material adverse impact on our business, and on the price of our stock.

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

The extent to which any of our products achieves market acceptance will depend on competitive factors. Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many for-profit companies and major universities and research institutions in the U.S. and abroad. We face competition from companies marketing existing products or developing new products for diseases and conditions targeted by our technologies. We are aware of a number of products and product candidates, including ENTEREG® (alvimopan), AMITIZA® (lubiprostone), naloxegol, TARGIN® (oxycodone/naloxone), Zytiga® (abiraterone acetate), Xtandi ® (enzalutamide), ProstaScint®, and Synergy Pharmaceuticals' SP-333, which compete or may potentially compete with Relistor, PSMA ADC or our other product candidates. For instance, there are product candidates in pre-clinical or clinical development that target the side effects of opioid pain therapy, and a marketed product for the treatment of post-operative ileus could compete with Relistor. We are aware of several competitors, including Janssen Biotech, Inc., Medivation, Inc./Astellas Pharma Inc., Algeta ASA, Jazz Pharmaceuticals, Dendreon Corp. and Bristol-Myers Squibb Co., which have received approval for or are developing alternative treatments or diagnostics for castration-resistant prostate cancer, some of which are directed against PSMA, and others, including MedImmune/Auven Therapeutics' Spirogen, which are developing ADCs as oncology therapeutics. Any of these competing approved products or product candidates, or others which may be developed in the future, may achieve a significant competitive advantage relative to Relistor, PSMA ADC, MIP-1404 or any of our other product candidates.

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

The validity, enforceability and commercial value of our patents and other intellectual property rights are highly uncertain.

We own or have direct or sub-licenses to a number of issued patents. We must obtain, maintain and enforce patent and other rights to protect our intellectual property. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There are many laws, regulations and judicial decisions that dictate and otherwise influence the manner in which patent applications are filed and prosecuted and in which patents are granted and enforced, all of which are subject to change from time to time. There is no clear policy involving the breadth of claims allowed, or the degree of protection afforded, under patents in this area. In addition, we are aware of others who have patent applications or patents containing claims similar to or overlapping those in our patents and patent applications. Accordingly, patent applications owned by or licensed to us may not result in patents being issued. Even if we own or license a relevant issued patent, we may not be able to preclude competitors from commercializing drugs that may compete directly with one or more of our products or product candidates, in which event such rights may not provide us with any meaningful competitive advantage. For example, we and Salix have no patent protection outside the U.S. for subcutaneous Relistor, our approved product, although we do have regulatory data exclusivity which provides a competitive barrier to generic entry for limited periods of time. In the absence or upon successful challenge of patent protection, drugs may be subject to generic competition, which could adversely affect pricing and sales volumes of the affected products.

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

Patents have a limited life and expire by law.

In addition to uncertainties as to scope, validity, enforceability and changes in law, patents by law have limited lives.  Upon expiration of patent protection, our drug candidates and/or products may be subject to generic competition, which could adversely affect pricing and sales volumes of the affected products.

With regard to our Relistor-related intellectual property, the composition-of-matter patent for the active ingredient of Relistor, methylnaltrexone, was invented in the 1970's and has expired. The University, as well as Progenics and its collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Salix has listed in the FDA Orange Book four U.S. patents relating to subcutaneous Relistor, which have expiration dates ranging from 2017 to 2030, and one patent (expiring in 2024) with Health Canada. A patent issued in September provides protection for oral methylnaltrexone until 2031.

With respect to PSMA ADC, currently issued patents comprising co-owned and in-licensed properties have expiration ranges of 2022 to 2023 in the U.S. and 2022 to 2026 ex-U.S. Corresponding patent applications (except for the U.S. patent expiring in 2023) are pending worldwide, which if issued would have expiration ranges from 2022 to 2029. We view all of these patents as significant. A U.S. patent which expired earlier this year was not directly related to, and is not used in or required for the manufacture, use or prospective commercialization of, the PSMA ADC product candidate.)

Owned and in-licensed properties relating to the MIP-1404 product candidate have expiration ranges of 2020 to 2029; we view as most significant the composition-of-matter patent on the compound, as well as 99mTc labeled forms, which expires in 2029. Additional U.S. patents are directed to various inventions relating to the product candidate, and corresponding patent applications are pending worldwide.

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

Progenics has incurred substantial losses throughout its history. A large portion of our revenue has historically consisted of upfront and milestone from licensing transactions. We have reported operating losses for the first nine months of 2013 and 2012 and while we reported operating income for 2011, as a result of a one-time upfront payment from Salix, the timing and amount of any similar transactions in the future is highly unpredictable and uncertain. Without upfront or other such payments, we operate at a loss, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. Moreover, we have derived no significant revenue from product sales and have only in the last several years derived revenue from royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur net operating losses and negative cash flow from operations in the future, which could increase significantly if we expand our clinical trial programs and other product development efforts, including those attendant to the product candidates and programs originally developed by Molecular Insight. Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval for and then commercializing our product candidates, either alone or with others. We may not be able to develop and commercialize products beyond subcutaneous Relistor for OIC in patients with advanced illness. Our operations may not be profitable even if any of our other product candidates under development are commercialized.

Molecular Insight incurred net losses every year from its inception in 1997 and generated no significant revenue from product sales and only limited revenue from licenses. In December 2010, MIP Insight filed a voluntary petition in the United States Bankruptcy Court for the District of Massachusetts seeking relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (Case No. 10-23355). It operated its business and managed its properties as a debtor in possession under bankruptcy protection until emerging from bankruptcy in May 2011.

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

Our stock price has a history of significant volatility. It has varied between a high of $11.34 and a low of $1.41 in 2012 and between a high of $6.47 and a low of $2.53 during the first nine months of 2013. Factors that may have a significant impact on the market price of our common stock include the results of clinical trials and pre-clinical studies undertaken by us or others; delays, terminations or other changes in development programs; developments in marketing approval efforts, such as the FDA's July 2012 Complete Response Letter with respect to the sNDA for Relistor subcutaneous injection for the treatment of OIC in adult patients with chronic, non-cancer pain; developments in collaborator or other business relationships, particularly regarding Relistor, PSMA ADC or other significant products or programs; technological innovation or product announcements by us, our collaborators or our competitors; patent or other proprietary rights developments; governmental regulation; changes in reimbursement policies or health care legislation; safety and efficacy concerns about products developed by us, our collaborators or our competitors; our ability to fund ongoing operations; fluctuations in our operating results; and general market conditions. At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years, and financial and market conditions during that period have resulted in widespread pressures on securities of issuers throughout the world economy.

Our stockholders may be diluted, and the price of our common stock may decrease, as a result of future issuances of securities, exercises of outstanding stock options, or sales of outstanding securities.

We expect to issue additional common stock and options to purchase common stock, and may issue preferred stock, restricted stock units or securities convertible into or exercisable or exchangeable for our common stock, which would dilute existing investors and could lower the price of our common stock. Sales of substantial numbers of outstanding shares of common stock, including sales by former MIP stockholders of unregistered shares received in the acquisition, could also cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock, such as our recent follow-on offerings under our existing shelf registration statement, which may be used to issue up to approximately an additional $31.7 million of common stock and other securities before any underwriter discounts, commissions and offering expenses. We also have in place registration statements covering shares issuable pursuant to our equity compensation plans, and sales of our securities under them could cause the market price of our stock to decline. Sales by existing stockholders or holders of options or other rights may have an adverse effect on our ability to raise capital and may adversely affect the market price of our common stock.

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

At September 30, our directors and executive officers together beneficially owned or controlled approximately six percent of our outstanding common shares, and our five largest other stockholders approximately forty percent. Should these parties choose to act alone or together, they could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could, among other things, have the effect of delaying or preventing a change in control of the Company, adversely affecting our stock price.

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

Item 6. Exhibits

(a)            Exhibits

Exhibit Number	Description

10.35(1)†	Collaboration Agreement, effective February 21, 2001, by and between Abgenix, Inc. and PSMA Development Company, LLC

12.1	Statement re computation of ratio of earnings (loss) to combined fixed charges and preferred stock dividends.

31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

(1)
Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011; previously filed in and incorporated herein by reference to Exhibit 10.35 of Amendment No. 2 to the Company's Annual Report on Form 10-K/A for the year ended December 31, 2009 and inadvertently omitted from Exhibit Index to its Annual Report on Form 10-K for the year ended December 31, 2012.

†	Confidential treatment granted as to certain portions omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: November 12, 2013	By:	/s/ Angelo W. Lovallo, Jr.
Angelo W. Lovallo, Jr. Vice President, Finance & Treasurer (Principal Financial and Accounting Officer)