Form 10-K/A
PROGENICS PHARMACEUTICALS INC
filed 2014-01-17
CIK 835887

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.              ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act:

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

EXPLANATORY NOTE

Progenics Pharmaceuticals, Inc. is filing this Amendment No. 2 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2012, as originally filed with the U.S. Securities and Exchange Commission March 15, 2013, and as amended by Amendment No. 1 on Form 10-K/A filed April 30, to amend Part I -- Items 1 and 1A to include therein certain clinical, regulatory and intellectual property information in response to comments received from the Staff of the SEC's Division of Corporation Finance. This Amendment also amends Part IV -- Item 15, which includes the Exhibit Index, to add new officer certifications in accordance with Rule 12b-15 and Rule 13a-14(a) under the U.S. Securities Exchange Act of 1934.

Substantially all material information so included in this Amendment relating to our PSMA ADC product candidate and to Relistor® has previously been disclosed in periodic and other filings with the SEC; certain information so included relating to Azedra™ and MIP-1404, which were originally developed by our Molecular Insight subsidiary (acquired in January 2013), was not included in our March 15, 2013 original 2012 Form 10-K filing but was included in MIP SEC filings while it was a publicly traded company.

Except where necessary to provide context or avoid confusion, Progenics is not modifying, and this Amendment does not change, other disclosure presented in its 2012 Form 10-K. The Company is not modifying, and this Amendment does not change, the financial statements contained in the 2012 Form 10-K. This Amendment should therefore be read in conjunction with the March 15, 2013 original and April 30 Amendment filings and our other SEC reports and filings since that date.

This Amendment, together with Progenics' 2012 Annual Report on Form 10-K filed March 15, 2013 and Amendment No. 1 on Form 10-K/A filed April 30, constitutes its Annual Report on Form 10-K for the year ended December 31, 2012.

PART I

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

Oncology
A significant part of our oncology efforts involves research and development directed at prostate specific membrane antigen, or PSMA, a protein found at high levels on the surface of prostate cancer cells and also on the neovasculature of a number of other types of solid tumors. Our main product candidate in these efforts is our fully human monoclonal antibody-drug conjugate, PSMA ADC, which is designed to deliver a chemotherapeutic agent to cancer cells by targeting the three-dimensional structure of the PSMA protein on these cells and binding to and internalizing within the cell. PSMA ADC utilizes our own technology together with intellectual property licensed to us from Sloan-Kettering Institute for Cancer Research and Seattle Genetics, Inc. We are conducting a phase 2 open-label, multicenter clinical trial of this compound to assess anti-tumor activity, tolerability and safety in patients with metastatic castration-resistant prostate cancer. See Clinical Trial Activities for information concerning our studies of PSMA ADC, our other principal product candidates, and Relistor.

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

Relistor

Relistor, the first approved treatment for opioid-induced constipation (OIC) that addresses its underlying mechanism, decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. Relistor subcutaneous injection is approved for sale in the U.S., E.U., Canada, Australia and elsewhere in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers. Under our License Agreement, Salix is responsible for developing and commercializing Relistor, including completing clinical development necessary to support regulatory marketing approvals for potential new indications (such as OIC in patients with chronic, non-cancer pain) and formulations of the drug (such as an oral formulation of methylnaltrexone, the active ingredient in Relistor). As previously announced, the U.S. Food and Drug Administration last July issued a Complete Response Letter for the supplemental New Drug Application for Relistor injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain, in which the FDA requested additional clinical data. After an End-of-Review meeting in October 2012, the FDA's Division of Gastroenterology and Inborn Errors Products expressed a concern that there may be a risk associated with the chronic use of mu-opioid receptor antagonists in patients who are taking opioids for chronic pain, and, in order to understand this potential risk, the Division communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid receptor antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. Salix subsequently held discussions with the Division and expressed the view that the post-marketing, clinical and preclinical data currently available for Relistor adequately demonstrate an appropriate and expected safety profile sufficient to permit the approval of the current Relistor sNDA. In response to Salix's formal appeal of the FDA's complete response letter, the FDA informed Salix and Progenics in June 2013 that it will seek input from an Advisory Committee, which is now expected to convene on March 10-11, 2014. The FDA has also stated that it will take action under the appeal within 30 days after receiving input from the Committee.

At the time Salix and Progenics announced the FDA's determination to convene an Advisory Committee, we expressed our belief that some of the areas being considered for discussion during the meeting would include the potential for drugs in Relistor's class to cause withdrawal symptoms; the strength of a potential cardiovascular signal seen with another drug in this class of drugs and the available safety data with Relistor in regards to a potential cardiovascular (CV) signal; and the need and timing (pre-approval vs. post-approval) of major adverse cardiac events (MACE) studies with drugs of this class. We also announced that the FDA had communicated that it was convening the Advisory Committee for the following reasons:

"The potential cardiovascular safety signal observed in the 12-month safety trial of another peripheral mu-opioid antagonist for the treatment of opioid-induced constipation in patients with chronic non-cancer pain raises concern for this class of drug products."

The RELISTOR "supplemental application contains only uncontrolled long-term safety data, and while there is no cardiovascular signal apparent in this data, the lack of a control population does not allow a definitive evaluation to be made to rule out a potential cardiovascular safety signal."

"FDA needs to provide consistent advice regarding the need for Major Adverse Cardiovascular Event (MACE) studies to applicants developing drug products in this class for this indication. For this reason, a broader discussion of the potential for cardiovascular events across the drug class is necessary."

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

Clinical Trial Activities

Progenics' practice has been to announce via press release the commencement and results of all of its significant clinical trials, including our phase 1 and 2 trials of PSMA ADC and our phase 1, 2 and 3 trials of Relistor, and to include such releases as exhibits to contemporaneous SEC Form 8-K filings. Following is a summary of clinical trial activities through late 2013 involving our principal product candidates and Relistor.

PSMA ADC.  We are conducting a phase 2 trial of PSMA ADC to assess its anti-tumor activity and tolerability. In this open-label, multicenter U.S. study, participants with metastatic castration-resistant prostate cancer (mCRPC) have received initial doses of drug starting at either 2.5 mg/kg or 2.3 mg/kg; in some cases subsequent doses were adjusted based on tolerability. The study endpoints evaluate the anti-tumor effect of the compound as measured by changes in prostate specific antigen (PSA) levels, number of circulating tumor cells (CTC), pain scores, and tumor size as measured under RECIST criteria. Safety is also being assessed. Progenics announced in December 2013 that it has completed enrollment of 83 chemotherapy experienced patients in this trial and has initiated treatment in an additional trial cohort of up to 35 chemotherapy naive patients who have progressed on hormonal therapies.

Adverse events (AEs) associated with PSMA ADC observed in this phase 2 study through mid-2013 have been consistent with those observed in the phase 1 study noted below; the most common grade 3 or higher AEs in this study have been neutropenia (grade 4: 6.7% at 2.3 mg/kg and 11.4% at 2.5 mg/kg) and peripheral neuropathy (grade 3 or higher: 6.7% at 2.3 mg/kg and 5.7% at 2.5 mg/kg). Eight patients experienced serious adverse events (SAEs) which included febrile neutropenia, neutropenia, sinus tachycardia, gastrointestinal disorders, fatigue, infections and dehydration. Two deaths occurred after treatment with PSMA ADC. The first, a patient hospitalized ten days following his first dose of study drug (2.5 mg/kg) with febrile neutropenia and E. coli positive blood cultures, progressed despite treatment to septic shock and died; both the investigator and Progenics considered this patient's septic shock as probably related to PSMA ADC. The second patient developed a rash and fever and was hospitalized for neutropenic fever, where further assessment revealed Strep Viridans bacteria (suspected to be from a tunnel catheter) in blood. Approximately two weeks after receiving study drug (also 2.5 mg/kg), this patient was intubated due to hypoxia and respiratory failure, and died three days after being removed from a ventilator. The investigator considered sepsis as unlikely, bacteremia as probably, febrile neutropenia as definitely related to PSMA ADC; Progenics assessed sepsis as probably, bacteremia as unlikely, and febrile neutropenia as definitely related to PSMA ADC. A third patient died before receiving study drug.

The phase 2 trial was undertaken after review and analysis of results from a phase 1 dose-ranging study of the compound in 52 mCRPC patients whose cancer had progressed despite prior treatment with taxane-based chemotherapy regimens.

The initial 12-week clinical trial period of the phase 1 study evaluated up to four intravenous doses of PSMA ADC administered at three-week intervals. Following completion of the four doses, patients were offered, at their physicians' discretion, the option to continue treatment with PSMA ADC for up to an additional 39 weeks. The anti-tumor effect of the compound as measured by changes in PSA levels and number of CTCs was observed in the study across doses ranging from 1.8 mg/kg to 2.8 mg/kg, and durable responses were seen in some of these heavily pre-treated patients. PSMA ADC was generally well tolerated in patients at doses up to and including 2.5 mg/kg. Dose limiting toxicities, primarily neutropenia, were seen at 2.8 mg/kg. The most commonly reported AEs were anorexia and fatigue. Five patients experienced SAEs, two of which resulted in death. One patient dosed at 1.8 mg/kg died from multi-organ failure due to acute pancreatitis: while no data suggested this event was drug-related, a possible relationship could not be definitively ruled out. A second patient died 11 days after receiving study drug at 2.8 mg/kg: septic shock was cited as the cause of death. The investigator considered septic shock as probably related and febrile neutropenia as definitely related to PSMA ADC.

Through mid-2013, 14 percent of the 95 patients treated with PSMA ADC in these trials have reported SAEs, including acute pancreatitis, sepsis/septic shock (each as noted above), tachycardia, abnormal ECG, atrial fibrillation, chest pain, confusion, deep vein thrombosis, pulmonary embolism, hematuria, increased International Normalized Ratio (INR), leukopenia, metabolic acidosis, myocardial infarction, pneumonia and renal failure. In conducting these studies, Progenics has taken into account SAEs reported to date as treatment-related or possibly treatment-related; based on data currently available to it, the Company is continuing development of PSMA ADC and has not determined what effects, if any, treatment-related SAEs reported to date or that may be reported in the future may have on the development of PSMA ADC going forward. See Risk Factors.

MIP-1404. MIP conducted four phase 1 studies with MIP-1404 to establish proof-of-concept and dosimetry, and to assess a simplified kit preparation as compared to multi-step preparation. A phase 2 safety and efficacy study was commenced by MIP in 2012 to assess the diagnostic accuracy of MIP-1404 imaging in men with high-risk prostate cancer scheduled for radical prostatectomy (RP) and extended pelvic lymph node dissection (EPLND) compared to histopathology. The primary objective of this phase 2 international multi-center, multi-reader, open-label trial is to assess the clinical safety of MIP-1404 as well as the compound's ability to detect prostate cancer within the prostate gland. Patient enrollment has been completed with 105 participants dosed at 20 centers in the U.S. and Europe. An additional phase 1 study in 14 patients to assess safety and diagnostic accuracy of MIP-1404 whole body and pelvic SPECT/CT imaging and pelvic MRI in normal healthy men without current evidence of prostate cancer has completed dosing. There have to date been no treatment related AEs reported in these studies, other than one mild injection site reaction.

Azedra. In 2006, MIP commenced a phase 1 study with Azedra in 11 patients with pheochromocytoma / paraganglioma and metastatic carcinoid tumors to assess the safety, radiation dosimetry, and distribution metabolism of a single imaging dose of this compound. Following completion of this study, two dose-finding studies were conducted by MIP to determine a maximum tolerated therapeutic dose, and to assess safety, dosimetry and preliminary efficacy of Azedra in 21 patients with pheochromocytoma / paraganglioma and 15 with high-risk neuroblastoma, respectively.

MIP subsequently commenced a phase 2 study of Azedra under a 2009 Special Protocol Assessment (SPA) with the FDA regarding the design of this intended registrational phase 2 trial to evaluate the efficacy and safety of the administration of two therapeutic doses of Azedra in patients with pheochromocytoma / paraganglioma. The primary objective of this U.S. study is to determine the clinical benefit of Azedra based on the proportion of study participants with a reduction of antihypertensive medication by at least 50% for at least six months. This phase 2 trial has enrolled 41 patients, and the long-term follow up phase of the study is ongoing.  As of June 2013, 49% of patients receiving study drug reported SAEs, the most common of which were hematologic (12%); other SAEs included constipation, dyspnea and myelodysplastic syndrome (each at 4.5%).

In late 2010 MIP suspended the trial, having enrolled 41 of the 58 patients required to be treated under the SPA, due to lack of funding. Progenics announced in November 2013 that it is resuming this trial, and plans for patient recruitment to continue after making drug supply manufacturing arrangements for the trial.

Relistor. Salix and Progenics completed in 2011 a phase 3 U.S. trial to evaluate the efficacy and safety of oral methylnaltrexone for the treatment of opioid-induced constipation in patients with chronic, non-cancer pain. This 804-patient trial assessed a once-daily oral methylnaltrexone dose of 150, 300 or 450 mg compared to placebo for 12 weeks: patients received one daily dose during the first four weeks and dosing on an as needed basis for the remaining eight weeks. Both the 300 and 450 mg treatment arms demonstrated statistically significant results for the primary endpoint of average proportion of rescue-free bowel movements (RFBMs) per patient within four hours of administration over four weeks of dosing, when compared to the placebo treatment arm. Efficacy was also seen in both the 300 and 450 mg treatment groups for other endpoints, including change in weekly RFBMs from baseline over the first four weeks and one assessing response (responder/non-responder) to study drug during weeks one to four, where "responder" was defined as having three or more RFBMs per week, with an increase of at least one RFBM per week over baseline, for at least three out of the first four weeks. Overall, efficacy of oral methylnaltrexone in this study was comparable to that reported in clinical studies of subcutaneous methylnaltrexone in patients with chronic, non-cancer pain, and the overall observed safety profile seen in patients treated with oral methylnaltrexone was comparable to placebo.

The phase 3 trial was undertaken after review and analysis of results from clinical trials initiated by Progenics' former collaboration partner, Wyeth Pharmaceuticals, and Progenics utilizing formulations of oral methylnaltrexone in patients with chronic, non-cancer pain receiving opioid treatment.

In one of these trials, of the oral formulation utilized in the phase 3 trial described above, 48% of the 25 patients receiving methylnaltrexone tablets laxated within four hours of treatment. In this study, there were no drug related SAEs reported, and the most frequent AEs were nausea and headache (10.8% each); others were vomiting (4.6%), abdominal pain and muscle spasms (3.1% each). Based on the data from this study and other information regarding oral methylnaltrexone, Progenics concluded that the methylnaltrexone tablet was active and generally well tolerated, and that its safety, pharmacokinetics and activity profiles were comparable to that of subcutaneous methylnaltrexone, and the Company decided to commence the phase 3 trial described above.

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

Among the rights we have licensed to our Relistor collaborators/licensees are our exclusive rights to develop and commercialize methylnaltrexone, the active ingredient of Relistor, which we in-licensed from the University of Chicago and for which we are obligated to make milestone and royalty payments to the University. Under the Chicago agreement, originally entered into by the University and a private company, UR Labs, Inc., in 1985, the University granted URL an exclusive option to acquire an exclusive license to a then-extant patent covering methylnaltrexone, any patent application filed respecting other uses of the compound and corresponding foreign patents. The agreement provides for the option/licensee to undertake certain development and potential commercialization obligations, pay to the University single-digit royalties on commercial sales of resulting products and single-digit percentages of milestone and sublicensing revenues, and share patent policing responsibilities. URL exclusively sublicensed us its rights under the Chicago agreement in 2001, and transferred substantially all of its assets, including its interest in the Chicago agreement and the sublicense, to Progenics in 2005. The Chicago agreement, as amended in connection with our Relistor collaborations with Wyeth, Ono and Salix, including substantially all of Progenics' payment obligations thereunder, expires by its terms upon the expiration of the last to expire of the patents licensed thereunder, the last-to-expire of which expires in 2017.

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

With respect to PSMA ADC, currently issued composition-of-matter patents comprising co-owned and in-licensed properties have expiration ranges of 2022 to 2023 in the U.S. and 2022 to 2026 ex-U.S. Corresponding patent applications as well as patent applications directed to methods of use (except for the U.S. patent expiring in 2023) are pending worldwide, which if issued would have expiration ranges from 2022 to 2029. We view all of these patents as significant. A U.S. patent which expired earlier this year was not directly related to, and is not used in or required for the manufacture, use or prospective commercialization of, the PSMA ADC product candidate.

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

With regard to our Relistor-related intellectual property, the composition-of-matter patent for the active ingredient of Relistor, methylnaltrexone, was invented in the 1970's and has expired. The University, as well as Progenics and its collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Salix has listed in the FDA Orange Book four U.S. patents relating to subcutaneous Relistor, which have expiration dates ranging from 2017 to 2030, and one patent (expiring in 2024) with Health Canada. A patent issued in September 2013 provides protection for the oral methylnaltrexone product until 2031.

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

We rely on Salix to complete development and obtain regulatory approvals for additional formulations of and indications for Relistor and, in the Japanese market, we rely on Ono to conduct clinical trials and obtain regulatory approvals. We are and will be dependent upon Salix, Ono and any other business partners with which we may collaborate in the future to perform and fund development, including clinical testing of Relistor, make related regulatory filings and manufacture and market products, including for new indications and in new formulations, in their respective territories. Revenue from the sale of Relistor depends entirely upon the efforts of Salix and its sublicensees, which have significant discretion in determining the efforts and resources they apply to sales of Relistor. Ono will have similar discretion with respect to sales in Japan. Neither may be effective in obtaining approvals for new indications or formulations, marketing existing or future products or arranging for necessary sublicense or distribution relationships. Our business relationships with Salix, Ono and other partners may not be scientifically, clinically or commercially successful. For example, Salix has a variety of marketed products. Salix is not, however, a large diversified pharmaceutical company and does not have resources commensurate with such companies. Salix has its own corporate objectives, which may not be consistent with our best interests, and may change its strategic focus or pursue alternative technologies in a manner that results in reduced or delayed revenue to us. Changes of this nature might also occur if Salix were acquired or if its management changed. We may have future disagreements with Salix or Ono, both of which have significantly greater financial and managerial resources which either could draw upon in the event of a dispute. Such disagreements could lead to lengthy and expensive litigation or other dispute-resolution proceedings as well as extensive financial and operational consequences to us and have a material adverse effect on our business, results of operations and financial condition. In addition, independent actions may be taken by Salix and/or Ono concerning product development, marketing strategies, manufacturing and supply issues, and rights relating to intellectual property, including, as discussed below, Relistor's path forward in light of the July, 2012 Complete Response Letter from the FDA.

Progenics in October 2013 commenced an arbitration with Ono under the provisions of the parties' License Agreement for development and commercialization of subcutaneous Relistor in Japan, following a communication from Ono that it has determined to discontinue development because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. Ono's discontinuation of development and/or protracted dispute resolution proceedings could result in reduced or delayed, or in the elimination of, milestone and/or royalty revenue from subcutaneous Relistor development in Japan. Under our License Agreement with Salix, in the event our Agreement with Ono terminates or rights thereunder otherwise revert to Progenics, the Salix Agreement automatically without payment by Salix extends to the license grants, territory and other rights provided in the Ono Agreement, as a result of which Salix and not Progenics would receive such rights.

As a result of the FDA's Complete Response Letter on Relistor for chronic pain, the Relistor program may be discontinued or otherwise at risk.

As previously announced, and noted elsewhere in this document, the FDA in July 2012 issued a Complete Response Letter in response to Salix's supplemental New Drug Application for Relistor for the treatment of OIC in adult patients with chronic, non-cancer pain. This development may result in Salix and/or Ono taking independent actions concerning product development, marketing strategies or other matters for Relistor, including termination of their efforts to develop and commercialize the drug. At an End-of-Review meeting in October 2012, the FDA's Division of Gastroenterology and Inborn Errors Products has expressed a concern that there may be a risk associated with the chronic use of mu-opioid receptor antagonists in patients who are taking opioids for chronic pain, and, in order to understand this potential risk, the Division communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid receptor antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. In addition, the FDA informed Salix and Progenics in June 2013 that it will seek input from an Advisory Committee, which is now expected to convene on March 10-11, 2014, and at that time expressed our belief that some of the areas being considered for discussion during the meeting would include the potential for drugs in Relistor's class to cause withdrawal symptoms; the strength of a potential cardiovascular signal seen with another drug in this class of drugs and the available safety data with Relistor in regards to a potential cardiovascular (CV) signal; and the need and timing (pre-approval vs. post-approval) of major adverse cardiac events (MACE) studies with drugs of this class.

Salix has disclosed in regulatory filings that it might terminate its development program for Relistor subcutaneous injection for treatment of OIC in chronic non-cancer pain patients, and that additional information and additional guidance from the FDA could result in the termination of its oral OIC Relistor development program. As noted in our risk factor on regulatory approvals below, if clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of a product candidate, such as the concerns expressed in the FDA's CRL and as described above, we or our collaborators may stop or significantly slow development or commercialization of affected products. As a result of such concerns, the development programs for subcutaneous and/or oral Relistor for chronic, non-cancer pain patients may be significantly delayed or terminated altogether. In such an event, we could be faced with either further developing and commercializing the drug on our own or with one or more substitute collaborators, either of which paths would subject us to the development, commercialization, collaboration and/or financing risks discussed in these risk factors. Any such significant action adverse to development and commercialization of Relistor could have a material adverse impact on our business, and on the price of our stock.

We are subject to extensive regulation, which can be costly and time consuming, may not lead to marketing approval for our product candidates, and can subject us to unanticipated limitations, restrictions, delays and fines.

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

For example, as described in Business – Clinical Trial Activities, in clinical studies of one of our principal product candidates, PSMA ADC, investigators have reported serious adverse events (SAEs), including three deaths, in a small proportion of patients treated with the drug. Based on data currently available to us, the Company is continuing development of PSMA ADC and has not determined what effects, if any, treatment-related SAEs reported to date or that may be reported in the future may have on the development of PSMA ADC going forward. If, however, we, together with or independently of investigators participating in our clinical trials, or regulators evaluating PSMA ADC were to determine that this candidate cannot safely be administered to patients with sufficient therapeutic effect, we may determine to attempt to reformulate or otherwise change the candidate and/or its administration to alleviate such concerns, which could result in costs and delays that could impair the value of the candidate. If such costs and delays were sufficiently large, we could determine to abandon the PSMA ADC program. Concerns about the safety and/or efficacy of PSMA ADC could also make it more difficult or impossible for us to enter into licensing, collaboration or other arrangements with third parties for further development and commercialization of PSMA ADC. Any of these possibilities could have material adverse effects on Progenics' business, its financial condition, and/or the price of our stock.

Even if we obtain regulatory approval for a product candidate, the approval may include significant limitations on indicated uses for which the product could be marketed or other significant marketing restrictions, such as a Risk Evaluation and Mitigation Strategy (REMS). For example, Relistor is only approved for OIC in patients with advanced illness and not for chronic, non-cancer pain, and our product candidates, if approved at all, may be subject to those or other such limitations and restrictions.

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

•
Side effects (including different or aggravated effects such as SAEs encountered in our PSMA ADC program) identified after the product is on the market might hurt sales or result in mandatory safety labeling changes, additional pre-clinical testing or clinical trials, imposition of a REMS, product recalls or withdrawals from the market.

•
Efficacy or safety concerns (including those arising from SAEs heretofore or hereafter encountered in our PSMA ADC program) regarding a marketed product, or manufacturing or other problems, may lead to a recall, withdrawal of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling, imposition of a REMS, the need for additional marketing applications, declining sales or other adverse events. These potential consequences may occur whether or not the concerns originate from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not they are scientifically justified. If products lose previously received marketing and other approvals, our business, results of operations and financial condition would be materially adversely affected.

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

With respect to PSMA ADC, currently issued composition-of-matter patents comprising co-owned and in-licensed properties have expiration ranges of 2022 to 2023 in the U.S. and 2022 to 2026 ex-U.S. Corresponding patent applications as well as patent applications directed to methods of use (except for the U.S. patent expiring in 2023) are pending worldwide, which if issued would have expiration ranges from 2022 to 2029. We view all of these patents as significant.

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

With regard to our Relistor-related intellectual property, the composition-of-matter patent for the active ingredient of Relistor, methylnaltrexone, was invented in the 1970's and has expired. The University, as well as Progenics and its collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Salix has listed in the FDA Orange Book four U.S. patents relating to subcutaneous Relistor, which have expiration dates ranging from 2017 to 2030, and one patent (expiring in 2024) with Health Canada. A patent issued in September 2013 provides protection for the oral methylnaltrexone product until 2031.

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

Date: January 17, 2014

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

31.3	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.4	Certification of Angelo W. Lovallo, Jr., Vice President, Finance & Treasurer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.5**	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.6**	Certification of Angelo W. Lovallo, Jr., Vice President, Finance & Treasurer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Angelo W. Lovallo, Jr., Senior Executive Director, Financial Reporting & Treasurer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4
Certification of Angelo W. Lovallo, Jr., Vice President, Finance and Treasurer (Principal Financial and Accounting Officer) of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.5**	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.6**
Certification of Angelo W. Lovallo, Jr., Vice President, Finance and Treasurer (Principal Financial and Accounting Officer) of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

*
Exhibits footnoted as previously filed have been filed as an exhibit to the document of the Registrant referenced in the footnote below, and are incorporated by reference herein. Exhibits not so footnoted and not filed herewith were filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC March 15, 2012, or in the case of Exhibits 31.3, 31.4, 32.3 and 32.4, with the Registrant's Amendment No. 1 on Form 10-K/A filed April 30, 2013.

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