Form 10-K
period 2013-12-31
PROGENICS PHARMACEUTICALS INC
filed 2014-03-13
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2013, based upon the closing price of the Common Stock on The NASDAQ Stock Market LLC on that date of $4.46 per share, was $171,517,805 (1).
(1)	Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the Registrant, without conceding that any such person is an "affiliate" of the Registrant for purposes of the Federal securities laws.

As of March 7, 2014, a total of 69,575,404 shares of Common Stock, par value $.0013 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the Registrant's definitive proxy statement to be filed in connection with solicitation of proxies for its 2014 Annual Meeting of Shareholders are hereby incorporated by reference into Part III of this Form 10-K where such portions are referenced.

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

Additional information concerning Progenics and its business may be available in press releases or other public announcements and quarterly and current reports and documents filed with the SEC. Information on or accessed through our website is not included in the Company's SEC filings.

In this document, Relistor, a registered trademark, refers to methylnaltrexone – the active ingredient of Relistor -- as it has been and is being developed and commercialized by or in collaboration with Progenics. Subcutaneous Relistor has received regulatory marketing approval for specific indications, and references to Relistor do not imply that any other form or possible use of the drug has received approval. Relistor's approved U.S. label and full U.S. prescribing information is available at www.Relistor.com. Other approved labels for Relistor apply in ex-U.S. markets. Azedra and Onalta are trademarks of our Molecular Insight Pharmaceuticals, Inc. subsidiary.

Item 1. Business

Progenics Pharmaceuticals develops innovative medicines for oncology. Our clinical development efforts center on late-stage oncology assets. An important focus for Progenics is targeted therapeutics and imaging agents. A number of our candidates target prostate specific membrane antigen (PSMA).

OUR PRODUCT CANDIDATES

	In development for	Status

PSMA ADC	Treatment of prostate cancer	Phase 2 testing in chemotherapy-experienced patients completed; a second cohort in chemotherapy-naïve patients ongoing

1404	Imaging agent for prostate cancer	Phase 2 testing completed

Azedra™	Treatment of pheochromocytoma and paraganglioma	Phase 2b registrational trial under Special Protocol Assessment (SPA)

RELISTOR®

Relistor-Subcutaneous injection	Treatment of opioid induced constipation (OIC) in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient	Marketed in the U.S., E.U., Canada, Australia and elsewhere; licensed to Salix Pharmaceuticals

Relistor-Subcutaneous injection	Treatment of OIC in patients with non-cancer pain	Complete Response Letter received in 2012 on pending sNDA; awaiting meeting date of Advisory Committee convened by FDA

Relistor-Oral	Treatment of OIC	Phase 3 testing completed

Oncology

Our principal clinical-stage product candidates in oncology are

·
PSMA ADC, a fully human monoclonal antibody-drug conjugate designed to deliver a chemotherapeutic agent to cancer cells by targeting the three-dimensional structure of the PSMA protein. In a phase 2 open-label, multicenter clinical trial to assess anti-tumor activity, tolerability and safety, we have completed enrollment in an original cohort of chemotherapy refractory patients with metastatic castration-resistant prostate cancer (mCRPC) and are conducting a second cohort of chemotherapy-naïve patients.

·
1404 (trofolastat), a radio-labeled small molecule which binds PSMA and acts as an imaging agent to diagnose and detect prostate cancer, including metastases in other soft tissue and bone. We have recently completed a global multicentered phase 2 study assessing the diagnostic accuracy of 1404 imaging in men with high-risk prostate cancer scheduled for radical prostectomy.

·
Azedra, a phase 2 radiotherapeutic product candidate in development as a treatment for pheochromocytoma -- rare tumors found primarily in the adrenal glands – and related paraganglioma tumors occurring in other tissues. Azedra has Orphan Drug designation and Fast Track status in the U.S. for pheochromocytoma and paraganglioma, with clinical study conducted under a 2009 Special Protocol Assessment (SPA) with the FDA. There is currently no FDA-approved therapeutic for the treatment of pheochromocytoma.

See Clinical Trial Activities, below, for additional information concerning these studies and those for Relistor.

We have decided to move forward MIP-1095, a PSMA-targeted small molecule radiopharmaceutical originally developed by our Molecular Insight subsidiary, into clinical development, and expects to file an Investigational New Drug (IND) application in the U.S. later this year.  Memorial Sloan-Kettering Cancer Center has agreed to serve as a study site for a phase 1 trial of this compound.

While MIP-1095 was being developed by Molecular Insight, it provided the compound to an academic institution in Germany for compassionate use in men with late stage metastatic prostate cancer who had exhausted other available therapies. This use was not in conjunction with any clinical trial. Information from this compassionate use was recently published in the European Journal of Nuclear Medicine and Molecular Imaging. A link to this article is found on Progenics' website.

We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Relistor

Relistor, the first approved treatment for opioid-induced constipation (OIC) that addresses its underlying mechanism, decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. Relistor subcutaneous injection is approved for sale in the U.S., E.U., Canada, Australia and elsewhere in pre-filled syringes, which are designed to ease preparation and administration for patients and caregivers. Under our License Agreement, Salix is responsible for developing and commercializing Relistor, including completing clinical development necessary to support regulatory marketing approvals for potential new indications (such as OIC in patients with chronic, non-cancer pain) and formulations of the drug (such as an oral formulation of methylnaltrexone, the active ingredient in Relistor). The U.S. Food and Drug Administration in July 2012 issued a Complete Response Letter for the supplemental New Drug Application for Relistor injection for subcutaneous use for the treatment of OIC in adult patients with chronic, non-cancer pain, in which the FDA requested additional clinical data. After an End-of-Review meeting in October of that year, the FDA's Division of Gastroenterology and Inborn Errors Products expressed a concern that there may be a risk associated with the chronic use of mu-opioid receptor antagonists in patients who are taking opioids for chronic pain, and, in order to understand this potential risk, the Division communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid receptor antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. Salix subsequently held discussions with the Division and expressed the view that the post-marketing, clinical and preclinical data currently available for Relistor adequately demonstrate an appropriate and expected safety profile sufficient to permit the approval of the current Relistor sNDA. In response to Salix's formal appeal of the FDA's complete response letter, the FDA informed Salix and Progenics in June 2013 that it will seek input from an Advisory Committee, which it originally scheduled for March 2014.  The FDA has recently postponed this meeting and said it will convene in the near future. The FDA has also stated that it will take action under the appeal within 30 days after receiving input from the Committee.

We believe that some of the areas being considered for discussion during the meeting would include the potential for drugs in Relistor's class to cause withdrawal symptoms; the strength of a potential cardiovascular signal seen with another drug in this class of drugs and the available safety data with Relistor in regards to a potential cardiovascular (CV) signal; and the need and timing (pre-approval vs. post-approval) of major adverse cardiac events (MACE) studies with drugs of this class. The FDA has communicated that it is convening the Advisory Committee for the following reasons: (i) the potential cardiovascular safety signal observed in the 12-month safety trial of another peripheral mu-opioid antagonist for the treatment of opioid-induced constipation in patients with chronic non-cancer pain raises concern for this class of drug products; (ii) the RELISTOR supplemental application contains only uncontrolled long-term safety data, and while there is no cardiovascular signal apparent in this data, the lack of a control population does not allow a definitive evaluation to be made to rule out a potential cardiovascular safety signal; and (iii) the FDA needs to provide consistent advice regarding the need for MACE studies to applicants developing drug products in this class for this indication, and for this reason, a broader discussion of the potential for cardiovascular events across the drug class is necessary.

See Risk Factors.

Relistor net sales and related royalties earned during the years 2011-2013 are set forth below. Our recognition of royalty revenue for financial reporting purposes is explained in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and our financial statements included elsewhere in this document. Royalties are based on net sales reported by commercialization collaborators.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
			(in thousands)
2013:
Net Sales	$7,700	$7,900	$4,800	$19,000	$39,400
Royalties Earned	1,155	1,174	719	2,847	5,895
2012:
Net Sales	$12,300	$10,800	$4,900	$5,200	$33,200
Royalties Earned	1,834	1,619	728	782	4,963
2011:
Net Sales	$3,300	$5,200	$9,700	$8,800	$27,000
Royalties Earned	-	527	1,240	1,279	3,046

Clinical Trial Activities

Progenics' practice has been to announce commencement and results of all of its significant clinical trials in press releases, medical and scientific meetings and other venues. Following is a summary of current clinical trial activities involving our principal product candidates and Relistor.

PSMA ADC. In our open-label, multicenter U.S. phase 2 trial of PSMA ADC to assess anti-tumor activity and tolerability an initial cohort of chemotherapy experienced participants with metastatic castration-resistant prostate cancer (mCRPC) have received initial doses of drug starting at either 2.5 mg/kg or 2.3 mg/kg; in some cases subsequent doses were adjusted based on tolerability. The study endpoints evaluate the anti-tumor effect of the compound as measured by changes in prostate specific antigen (PSA) levels, number of circulating tumor cells (CTC), pain scores, and tumor size as measured under RECIST criteria. Safety is also being assessed. Progenics has completed enrollment of 83 patients in this cohort and is treating an additional trial cohort of up to 35 chemotherapy naive patients who have progressed on hormonal therapies.

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

Through mid-2013, 14% of the 95 patients treated with PSMA ADC in these trials have reported SAEs, including acute pancreatitis, sepsis/septic shock (each as noted above), tachycardia, abnormal ECG, atrial fibrillation, chest pain, confusion, deep vein thrombosis, pulmonary embolism, hematuria, increased International Normalized Ratio (INR), leukopenia, metabolic acidosis, myocardial infarction, pneumonia and renal failure. In conducting these studies, Progenics has taken into account SAEs reported to date as treatment-related or possibly treatment-related; based on data currently available to it, the Company is continuing development of PSMA ADC and has not determined what effects, if any, treatment-related SAEs reported to date or that may be reported in the future may have on the development of PSMA ADC going forward. See Risk Factors.

1404. Molecular Insight conducted four phase 1 studies with 1404 to establish proof-of-concept and dosimetry, and to assess a simplified kit preparation as compared to multi-step preparation. It commenced a phase 2 safety and efficacy study in 2012 to assess the diagnostic accuracy of the compound imaging in men with high-risk prostate cancer scheduled for radical prostatectomy (RP) and extended pelvic lymph node dissection (EPLND) compared to histopathology. The primary objective of this phase 2 international multi-center, multi-reader, open-label trial is to assess clinical safety as well as the compound's ability to detect prostate cancer within the prostate gland. Patient enrollment has been completed with 105 participants dosed at 20 centers in the U.S. and Europe. An additional phase 1 study in 14 patients to assess safety and diagnostic accuracy of 1404 whole body and pelvic SPECT/CT imaging and pelvic MRI in normal healthy men without current evidence of prostate cancer has completed dosing. There have to date been no treatment related AEs reported in these studies, other than one mild injection site reaction.

Azedra. In 2006, Molecular Insight commenced a phase 1 study with Azedra in 11 patients with pheochromocytoma / paraganglioma and metastatic carcinoid tumors to assess the safety, radiation dosimetry, and distribution metabolism of a single imaging dose of this compound. Following completion of this study, two dose-finding studies were conducted to determine a maximum tolerated therapeutic dose, and to assess safety, dosimetry and preliminary efficacy of Azedra in 21 patients with pheochromocytoma / paraganglioma and 15 with high-risk neuroblastoma, respectively.

Molecular Insight subsequently commenced a phase 2 study of Azedra under the 2009 SPA regarding the design of this intended registrational phase 2 trial to evaluate the efficacy and safety of the administration of two therapeutic doses of the compound in patients with pheochromocytoma / paraganglioma. The primary objective of this U.S. study is to determine the clinical benefit of Azedra based on the proportion of study participants with a reduction of antihypertensive medication by at least 50% for at least six months. This phase 2 trial has enrolled 41 of the 58 patients required to be treated under the SPA, and the long-term follow up phase of the study is ongoing. To date 49% of patients receiving study drug reported SAEs, the most common of which were hematologic (12%); other SAEs included constipation, dyspnea and myelodysplastic syndrome (each at 4.5%).

This trial was suspended in late 2010 due to lack of funding. Progenics is now resuming this trial, and plans for patient recruitment to continue after making drug supply manufacturing arrangements for the trial.

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

In one of these trials, of the oral formulation utilized in the phase 3 trial described above, 48% of the 25 patients receiving methylnaltrexone tablets laxated within four hours of treatment. In this study, there were no drug related SAEs reported, and the most frequent AEs were nausea and headache (10.8% each); others were vomiting (4.6%), abdominal pain and muscle spasms (3.1% each). Based on the data from this study and other information regarding oral methylnaltrexone, Progenics concluded that the methylnaltrexone tablet was active and generally well tolerated and that its safety, pharmacokinetics and activity profiles were comparable to that of subcutaneous methylnaltrexone, and decided to commence the phase 3 trial described above.

For purposes of the foregoing summary, in general phase 1 trials are initial evaluations of safety in humans which study methods of action and metabolization; phase 2 trials evaluate safety, dosing and activity or efficacy, and continue safety evaluation; and phase 3 trials involve larger scale evaluations of safety, efficacy and dosage.

License and Other Agreements

Following is a summary of significant agreements relating to our pipeline.

Oncology

Our PSMA Development Company LLC subsidiary has a collaboration agreement with Seattle Genetics, Inc. under which SGI has granted us an exclusive worldwide license to its proprietary ADC technology. We have the right to use this technology, which is based in part on technology licensed by SGI from third parties, to link chemotherapeutic agents to our monoclonal antibodies that target prostate specific membrane antigen utilizing technology licensed to us, through Cytogen Corporation, from Sloan-Kettering Institute for Cancer Research. We are responsible for research, product development, manufacturing and commercialization of all products, and are obligated to make maintenance and milestone payments and to pay royalties to SGI and its licensors, as applicable, on a percentage of net sales. The SGI agreement terminates at the latest of (i) the tenth anniversary of the first commercial sale of each licensed product in each country or (ii) the latest date of expiration of patents underlying the licensed products. We may terminate the agreement upon advance written notice; SGI may terminate if we fail to cure a breach of an SGI in-license after written notice; and either party may terminate after written notice upon an uncured breach or in the event of the other party's bankruptcy.

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

We acquired Molecular Insight in January 2013 by purchasing all of its outstanding capital stock for 4,566,210 shares of Progenics common stock (with 500,000 held in an escrow expiring in April 2014) in a private transaction. Under the agreement, we also agreed to pay to the former stockholders potential milestones, in cash or Progenics stock at our option, of up to $23 million contingent upon achieving specified commercialization events and up to $70 million contingent upon achieving specified sales targets relating to the acquired company's products. The agreement contains customary representations and warranties, covenants, and indemnification and other provisions.

In addition to utilizing its own proprietary technology, Molecular Insight has a number of agreements with owners of intellectual property which we use or believe may be useful in research and development of product candidates, including:

·
A 2012 co-exclusive license agreement with the University of Zurich and the Paul Scherrer Institute for worldwide sublicensable rights to certain intellectual property related to production methodologies relevant to 1404. Under this agreement, we maintain related patent rights and are obligated to pay low single-digit royalties on products using the licensed technology, license maintenance fees creditable against royalties, an annual fee for an option to expand the license's field of use, and clinical and regulatory milestone payments aggregating approximately $1.2 million. The agreement may be terminated by the licensors upon certain material defaults by, and automatically terminates upon certain bankruptcy events relating to Molecular Insight, and may be terminated by us on prior written notice.

·
A 2000 exclusive license agreement with The University of Western Ontario for worldwide sublicensable rights to certain intellectual property related to production methodologies relevant to Azedra. Under this agreement, we maintain related patent rights and are obligated to pay low single-digit royalties on products using the licensed technology, minimum annual royalties creditable against royalties and clinical and regulatory milestone payments aggregating approximately $0.2 million. The agreement, which either party may terminate upon certain bankruptcy events or material defaults, continues through the last to expire of the related patent rights.

·
A 2006 agreement with Novartis Pharma AG for exclusive rights to certain technology relating to Onalta™, a compound which has been outlicensed to third parties which are obligated to make milestone payments and royalties consistent with Molecular's obligations under this agreement, including royalties and milestone payments, partially creditable against future royalties, totaling $4.6 million upon the attainment of certain regulatory approvals. Either party may terminate this agreement immediately upon the occurrence of bankruptcy proceedings relating to or in the event of an uncured material breach by the other party, and Novartis may terminate in the event Molecular Insight is acquired by a direct competitor of Novartis.

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

We have licensed to Ono Pharmaceutical the rights to subcutaneous Relistor in Japan. We are entitled to receive up to $20 million upon achievement of development milestones as well as royalties and commercialization milestones. Ono has the option to acquire the rights to develop and commercialize other formulations of Relistor in Japan, on terms to be negotiated separately. The license permits termination by either party upon the occurrence of certain events. Progenics in October 2013 commenced an arbitration with Ono, following a communication from Ono that it has determined to discontinue development because of "commercial concerns" that Ono contends would permit it to cease development and terminate the License. Ono's discontinuation of development and/or protracted dispute resolution proceedings could result in reduced or delayed, or in the elimination of, milestone and/or royalty revenue from subcutaneous Relistor development in Japan. Under our License Agreement with Salix, in the event the Ono license terminates or rights thereunder otherwise revert to Progenics, the Salix Agreement automatically without payment by Salix extends to the license grants, territory and other rights provided in the Ono license, as a result of which Salix and not Progenics would receive such rights.

Among the rights we have licensed to Salix are our exclusive rights to develop and commercialize methylnaltrexone, the active ingredient of Relistor, which we in-licensed from the University of Chicago. Our agreement with Chicago provides for an exclusive license to intellectual property in exchange for development and potential commercialization obligations, low single-digit royalties on commercial sales of resulting products and single-digit percentages of milestone and sublicensing revenues, and shared patent policing responsibilities. The Chicago agreement, as amended in connection with our Relistor collaborations, including substantially all of Progenics' payment obligations thereunder, expires by its terms upon the expiration of the last to expire of the patents licensed thereunder, the last-to-expire of which expires in 2017.

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

Information with respect to our current patent portfolio is set forth below.

Clinical and Research	Number of Patents		Expiration	Number of Patent Applications
Candidates; Relistor	U.S.	International	Dates (1)	U.S.	International

Development programs	21	76	2015-2031	15	49

Relistor	19	112	2015-2031	23	218

Other	1	1	2029	4	19

(1)	Patent term extensions and pending patent applications may extend periods of patent protection.

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

Owned and in-licensed properties relating to 1404 have expiration ranges of 2020 to 2029; we view as most significant the composition-of-matter patent on the compound, as well as technetium-99 labeled forms, which expires in 2029. Owned properties relating to MIP-1095 have expiration ranges of 2027 to 2031; we view as most significant the composition-of-matter patent on this compound, as well as radiolabeled forms, which expires in 2027. Additional U.S. patents are directed to various inventions relating to these product candidates, and corresponding patent applications are pending worldwide.

With regard to our Relistor-related intellectual property, the composition-of-matter patent for the active ingredient of Relistor, methylnaltrexone, was invented in the 1970's and has expired. The University of Chicago, as well as Progenics and its collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Salix has listed in the FDA Orange Book four U.S. patents relating to subcutaneous Relistor, which have expiration dates ranging from 2017 to 2030, and one patent (expiring in 2024) with Health Canada. A patent issued in September 2013 provides protection for the oral methylnaltrexone product until 2031.

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

None of our product candidates other than Relistor has received marketing approval from the FDA or any other regulatory authority. The process required by the FDA before product candidates may be approved for marketing in the U.S. generally involves:

·	pre-clinical laboratory and animal tests;
·	submission to and favorable review by the FDA of an investigational new drug application before clinical trials may begin;
·
adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication (animal and other nonclinical studies also are typically conducted during each phase of human clinical trials);

·	submission to the FDA of a marketing application; and
·	FDA review of the marketing application in order to determine, among other things, whether the product is safe and effective for its intended uses.

Pre-clinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information about a compound's pharmacology and toxicology and to identify safety problems that would preclude testing in humans. Since product candidates must generally be manufactured according to current Good Manufacturing Practices (cGMP), pre-clinical safety tests must be conducted by laboratories that comply with FDA good laboratory practices regulations. Pre-clinical testing is preceded by initial research related to specific molecular targets, synthesis of new chemical entities, assay development and screening for identification and optimization of lead compound(s).

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

In other countries, regulatory requirements may require additional pre-clinical or clinical testing regardless of whether FDA or European approval has been obtained. This is the case in Japan, where trials are required to involve patient populations which we and our other collaborators have not examined in detail. If a product is manufactured in the U.S., it is also subject to FDA and other U.S. export provisions. In most countries outside the U.S., coverage, pricing and reimbursement approvals are also required, which may affect the profitability of the affected product.

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

Manufacturing

Under our License Agreement, Salix is responsible for the manufacture and supply, at its expense, of all active pharmaceutical ingredient (API) and finished and packaged products for its Relistor commercialization efforts, including contracting with contract manufacturing organizations (CMOs) for supply of Relistor API and subcutaneous and oral finished drug product. We expect to engage third-party CMOs to manufacture additional clinical trial supplies of our PSMA monoclonal antibody and to continue using CMOs for other portions of the PSMA ADC manufacturing process. We have engaged and are finalizing definitive manufacturing arrangements with third-party CMOs for clinical trial supplies of Azedra and 1404, and may in the future undertake such efforts with respect to other assets and programs. If we are unable to arrange for satisfactory CMO services, we would need to undertake such responsibilities on our own. See Risk Factors.

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

Relistor is the first FDA-approved product for any indication involving OIC. We are, however, aware of approved and marketed products, as well as candidates in pre-clinical or clinical development, that target the side effects of opioid pain therapy. Cubist Pharmaceuticals, which acquired Adolor Corporation in 2011, markets ENTEREG® (alvimopan) for the treatment of postoperative ileus, and is in phase 3 testing of a compound for OIC in chronic-pain patients. Sucampo Pharmaceuticals, Inc., in collaboration with Takeda Pharmaceutical Company Limited, markets AMITIZA® (lubiprostone), a selective chloride channel activator, for chronic idiopathic (non-opioid related) constipation, and in April 2013 received FDA approval of this drug for opioid-induced constipation. The FDA has also recently accepted for review, with a PDUFA date of September 14, 2014, an NDA for Naloxegol, an oral peripheral mu-opioid receptor antagonist for patients with OIC being developed by a Nektar Therapeutics-AstraZeneca PLC collaboration, which also has a related combination product in early stage development. Shionogi & Co. is developing Naldemedine, another mu-opioid receptor antagonist, for patients with OIC.  Theravance, Inc. has completed phase 2 clinical testing of an oral peripheral mu-opioid antagonist. In Europe, Mundipharma International Limited markets TARGIN® (oxycodone/naloxone), a combination of an opioid and a systemic opioid antagonist. Other prescription as well as over-the-counter (OTC) constipation products are also prescribed first line for OIC.

As to our oncology pipeline, radiation and surgery are two traditional forms of treatment for prostate cancer. If the disease spreads, hormone (androgen) suppression therapy is often used to slow the cancer's progression, but this form of treatment can eventually become ineffective. We are aware of several competitors who are developing or have received approval for alternative treatments for castration-resistant prostate cancer, some of which are directed against PSMA, including Johnson & Johnson subsidiary Janssen Biotech, Inc.'s Zytiga® (abiraterone acetate), approved in 2011 for use in combination with prednisone as a second-line (after treatment with docetaxel) advanced prostate cancer treatment, and later for use with prednisone for metastatic castration-resistant disease before the use of chemotherapy; Medivation, Inc.'s Xtandi® (enzalutamide), approved in August 2012 for patients with metastatic castration-resistant prostate cancer previously treated with docetaxel; and Algeta ASA's Alpharadin® (radium-223 dichloride) (marketed as Xofigo®), submitted in late 2012 for marketing authorization for therapy of bone metastases in prostate cancer patients. A competitive product to 1404 is Jazz Pharmaceuticals' ProstaScint®, which is approved for detection of metastatic prostate cancer or relapsed or high-risk prostate cancer patients.

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

Human Resources

At December 31, 2013, we had 69 full-time employees, 12 of whom hold Ph.D. degrees and two of whom hold M.D. degrees. At that date, 49 employees were engaged in research and development, medical, regulatory affairs and manufacturing related activities and 20 were engaged in finance, legal, administration and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

Item 1A. Risk Factors

The future of our business and operations depends on the success of our Relistor collaborations and our oncology research and development programs.

Our business and operations entail a variety of serious risks and uncertainties and are inherently risky. The research and development programs on which we focus involve novel approaches to human therapeutics. Our principal product candidates are in clinical development, and in some respects involve technologies with which we have limited prior experience. We are subject to the risks of failure inherent in the development of product candidates based on new technologies. There is little precedent for the successful commercialization of products based on our technologies, and there are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able successfully to develop further any of our product candidates. We and our Relistor and other collaborators must successfully complete clinical trials and obtain regulatory approvals for potential commercial products. Once approved, if at all, commercial product sales are subject to general and industry-specific local and international economic, regulatory, technological and policy developments and trends. The oncology space in which we operate presents numerous significant risks and uncertainties that may be expected to increase to the extent it becomes more competitive or less favored in the commercial healthcare marketplace.

The long-term success of our acquisition of Molecular Insight will be subject to all of the risks and uncertainties described in these risk factors. In addition, the estimated fair values of Molecular Insight assets and liabilities reflected in our financial statements do not, given their uniqueness and attendant uncertainties, reflect actual transactions or quoted prices and may not correlate to any future values or results. Such information should not be interpreted or relied upon as indicative of any future value or results. Our failure to manage successfully any of our product candidates, technologies or programs could have an adverse impact on our business, and on the price of our stock.

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

As noted elsewhere in this document, Progenics in October 2013 commenced an arbitration with Ono under the provisions of the parties' License Agreement for development and commercialization of subcutaneous Relistor in Japan, following a communication from Ono that it has determined to discontinue development because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. Ono's discontinuation of development and/or protracted dispute resolution proceedings could result in reduced or delayed, or in the elimination of, milestone and/or royalty revenue from subcutaneous Relistor development in Japan. Under our License Agreement with Salix, in the event our Agreement with Ono terminates or rights thereunder otherwise revert to Progenics, the Salix Agreement automatically without payment by Salix extends to the license grants, territory and other rights provided in the Ono Agreement, as a result of which Salix and not Progenics would receive such rights.

As a result of the FDA's Complete Response Letter on Relistor for chronic pain, the Relistor program may be discontinued or otherwise at risk.

As previously announced, and noted elsewhere in this document, the FDA in July 2012 issued a Complete Response Letter in response to Salix's supplemental New Drug Application for Relistor for the treatment of OIC in adult patients with chronic, non-cancer pain. This development may result in Salix and/or Ono taking independent actions concerning product development, marketing strategies or other matters for Relistor, including termination of their efforts to develop and commercialize the drug. At an End-of-Review meeting in October 2012, the FDA's Division of Gastroenterology and Inborn Errors Products has expressed a concern that there may be a risk associated with the chronic use of mu-opioid receptor antagonists in patients who are taking opioids for chronic pain, and, in order to understand this potential risk, the Division communicated that a very large, well-controlled, chronic administration trial will have to be conducted to assess the safety of any mu-opioid receptor antagonist prior to market approval for the treatment of patients with OIC who are taking opioids for chronic, non-cancer pain. In addition, the FDA informed Salix and Progenics in June 2013 that it will seek input from an Advisory Committee, which is now expected to convene in the near future, and at that time expressed our belief that some of the areas being considered for discussion during the meeting would include the potential for drugs in Relistor's class to cause withdrawal symptoms; the strength of a potential cardiovascular signal seen with another drug in this class of drugs and the available safety data with Relistor in regards to a potential cardiovascular signal; and the need and timing (pre-approval vs. post-approval) of major adverse cardiac events (MACE) studies with drugs of this class.

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

If we or our collaborators violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we or they may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences. Under our license agreement with Salix, we are dependent on Salix for compliance with these regulatory requirements as they apply to Relistor. Salix has disclosed that in February 2013 it received a subpoena from the U.S. Attorney's Office for the Southern District of New York requesting documents regarding its sales and promotional practices for Relistor and certain of its other products, that it is in the process of responding to the subpoena and intends to cooperate fully with the subpoena and related government investigation, which has and will continue to increase its legal expenses, and might require management time and attention, and that at the time of its disclosure it cannot predict or determine the timing or outcome of the inquiry or its impact on Salix's financial condition or results of operations.

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

We expect to continue to incur significant development expenditures for our product candidates. We do not have committed external sources of funding for most of these projects. Our expenditures will be funded from cash on hand, or we may seek additional external funding for them, most likely through collaborative, license or royalty financing agreements with one or more pharmaceutical or other companies and equity securities issuances in public offerings, private placements or through our January 2014 Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may sell from time to time up to $50 million of our stock.  We may also seek capital through debt financings or government grants or contracts. To the extent we raise additional capital by issuing equity securities in the future, existing stockholders could experience substantial dilution in addition to the dilution experienced as a result of our recent equity offerings and the Molecular Insight acquisition, and new investors could have rights superior to existing stockholders, if securities other than common stock were to be issued. Any debt financing that we are able to obtain may involve operating covenants that restrict our business and significant repayment obligations. To the extent that we raise additional funds through any new collaboration and licensing arrangements, we may be required to relinquish some rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

We have limited experience in conducting clinical trials, and we rely on or obtain the assistance of others to design, conduct, supervise or monitor some or all aspects of some of our clinical trials, including our ongoing phase 2 trials of PSMA ADC and 1404. We have less control over the timing and other aspects of clinical trials for which we rely on third parties, such as CROs, clinical data management organizations, medical institutions or clinical investigators, than if we conducted them entirely on our own. These third parties may also have relationships with other entities, some of which may be our competitors. In all events, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires us to comply with good clinical practices for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

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

Under our license agreement, Salix generally has responsibility for conducting Relistor clinical trials, including all trials outside of the U.S. other than Japan, where Ono has that responsibility. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.

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

The extent to which any of our products achieves market acceptance will depend on competitive factors. Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many for-profit companies and major universities and research institutions in the U.S. and abroad. We face competition from companies marketing existing products or developing new products for diseases and conditions targeted by our technologies. We are aware of a number of products and product candidates, including those described in this Annual Report under Business – Competition, which compete or may potentially compete with Relistor, PSMA ADC or our other product candidates. For instance, there are product candidates in pre-clinical or clinical development that target the side effects of opioid pain therapy, and a marketed product for the treatment of post-operative ileus could compete with Relistor. We are aware of several competitors, including those described under Business – Competition, which have received approval for or are developing alternative treatments or diagnostics for castration-resistant prostate cancer, some of which are directed against PSMA. Any of these competing approved products or product candidates, or others which may be developed in the future, may achieve a significant competitive advantage relative to Relistor, PSMA ADC, 1404, Azedra, MIP-1095 or other product candidates.

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

Salix or Ono may not be able to fulfill manufacturing obligations for Relistor, a key raw material for which grows in Tasmania, either on their own or through third-party suppliers. A delay or disruption of supplies of Relistor would have a material adverse effect on the Relistor franchise, and therefore on our business as a whole. Our existing arrangements with suppliers for our other product candidates may not result in the supply of sufficient quantities of our product candidates needed to accomplish our clinical development programs, and we may not have the right and in any event do not currently have the capability to manufacture these products if our suppliers are unable or unwilling to do so. We currently arrange for supplies of critical raw materials used in production of our product candidates from single sources. We do not have long-term contracts with any of these suppliers. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

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

Owned and in-licensed properties relating to the 1404 product candidate have expiration ranges of 2020 to 2029; we view as most significant the composition-of-matter patent on the compound, as well as technetium-99 labeled forms, which expires in 2029. Additional U.S. patents are directed to various inventions relating to the product candidate, and corresponding patent applications are pending worldwide.

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

We no longer derive significant funds from federal government grants and research contracts.

While we have in the past been awarded federal government grants and research contracts, in particular from the National Institutes of Health, we do not currently have significant funding from such sources, and do not expect to apply for such funding in the foreseeable future.

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

Progenics has incurred substantial losses throughout its history. A large portion of our revenue has historically consisted of upfront and milestone from licensing transactions. We have reported operating losses for 2013 and 2012 and while we reported operating income for 2011, as a result of a one-time upfront payment from Salix, the timing and amount of any similar transactions in the future is highly unpredictable and uncertain. Without upfront or other such payments, we operate at a loss, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. Moreover, we have derived no significant revenue from product sales and have only in the last several years derived revenue from royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur net operating losses and negative cash flow from operations in the future, which could increase significantly if we expand our clinical trial programs and other product development efforts, including those attendant to the product candidates and programs originally developed by Molecular Insight. Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval for and then commercializing our product candidates, either alone or with others. We may not be able to develop and commercialize products beyond subcutaneous Relistor for OIC in patients with advanced illness. Our operations may not be profitable even if any of our other product candidates under development are commercialized.

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

Our stock price has a history of significant volatility. It has varied between a high of $6.47 and a low of $2.53 in 2013 and between a high of $11.34 and a low of $1.41 in 2012. Factors that may have a significant impact on the market price of our common stock include the results of clinical trials and pre-clinical studies undertaken by us or others; delays, terminations or other changes in development programs; developments in marketing approval efforts, such as the FDA's July 2012 Complete Response Letter with respect to the sNDA for Relistor subcutaneous injection for the treatment of OIC in adult patients with chronic, non-cancer pain; developments in collaborator or other business relationships, particularly regarding Relistor, PSMA ADC or other significant products or programs; technological innovation or product announcements by us, our collaborators or our competitors; patent or other proprietary rights developments; governmental regulation; changes in reimbursement policies or health care legislation; safety and efficacy concerns about products developed by us, our collaborators or our competitors; our ability to fund ongoing operations; fluctuations in our operating results; general market conditions; and the reporting of or commentary on such matters by the press and others. At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years, and financial and market conditions during that period have resulted in widespread pressures on securities of issuers throughout the world economy.

Our stockholders may be diluted, and the price of our common stock may decrease, as a result of future issuances of securities, exercises of outstanding stock options, or sales of outstanding securities.

We expect to issue additional common stock in public offerings, private placements and/or through our January 2014 Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may sell from time to time up to $50 million of our stock, and to issue options to purchase common stock for compensation purposes. We may issue preferred stock, restricted stock units or securities convertible into or exercisable or exchangeable for our common stock. All such issuances would dilute existing investors and could lower the price of our common stock. Sales of substantial numbers of outstanding shares of common stock, such as sales by former Molecular Insight stockholders of unregistered shares received in the acquisition (including shares held in a 15-month escrow which expires in April 2014), could also cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock, which we have recently done in follow-on primary offerings in late 2012, mid-2013 and February 2014.  We have recently established a new shelf registration statement, which we used for our most recent offering and may be used to issue up to approximately an additional $110 million of common stock and other securities before any underwriter discounts, commissions and offering expenses. We also have in place registration statements covering shares issuable pursuant to our equity compensation plans, and sales of our securities under them could cause the market price of our stock to decline. Sales by existing stockholders or holders of options or other rights may have an adverse effect on our ability to raise capital and may adversely affect the market price of our common stock.

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

At 2013 year end, our directors and executive officers together beneficially owned or controlled approximately six percent of our outstanding common shares, including shares currently issuable upon option exercises, and our five largest other stockholders approximately 52 percent. Should these parties choose to act alone or together, they could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could, among other things, have the effect of delaying or preventing a change in control of the Company, adversely affecting our stock price.

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

Item 1B. Unresolved Staff Comments

We responded to SEC staff comments issued in the third quarter of 2013 regarding recent Exchange Act filings, substantially all of which were addressed in our third quarter Form 10-Q and resolved as of December 31, 2013.  We amended our 2012 Form 10-K to address remaining comments on January 17, 2014 and the Staff informed us on January 22 that it has completed its review.

Item 2. Properties

At December 31, 2013, we occupied approximately 72,900 square feet of laboratory and office space in Tarrytown, New York, pursuant to lease agreements expiring in December 2020 under which we pay rent and facilities charges including utilities, taxes and operating expenses.

Item 3. Legal Proceedings

Progenics is a party to a proceeding brought by a former employee complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee. The Company believes the former employee's claims are without merit and is contesting the matter vigorously. The federal District Court hearing the case issued last July an order denying our motion for summary judgment dismissing the former employee's complaint, making it likely that the proceeding will continue to trial. Given the inherent uncertainty attendant to the proceeding, it is not possible at this time to estimate the likelihood or potential magnitude of any outcome, and we have accordingly not recorded any associated liability in the Consolidated Financial Statements.

Progenics last October commenced an arbitration with Ono under the provisions of the parties' License Agreement for development and commercialization of subcutaneous Relistor in Japan, following a communication from Ono that it has determined to discontinue development because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. Progenics is not in default under the Agreement, and Ono has neither asserted that Progenics is, nor terminated the Agreement. See Item 1A, Risk Factors.

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

		High	Low
2013:	Fourth quarter	$5.90	$3.45
	Third quarter	6.47	4.36
	Second quarter	5.57	3.54
	First quarter	5.96	2.53

2012:	Fourth quarter	$3.30	$1.41
	Third quarter	11.00	2.81
	Second quarter	11.34	7.44
	First quarter	10.50	8.32

On March 7, 2014, the last sale price for our common stock, as reported by The NASDAQ Stock Market LLC, was $4.70. There were approximately 85 holders of record of our common stock as of that date.

Comparative Stock Performance Graph

The graph below compares, for the past five years, the cumulative stockholder return on our common stock with the cumulative stockholder return of (i) the NASDAQ Stock Market (U.S.) Index and (ii) the NASDAQ Pharmaceutical Index, assuming an investment in each of $100 on December 31, 2008.

Effective January 2014, NASDAQ OMX, which provides us with total return values for the Comparative Stock Performance Graph, is replacing values prepared by the Center for Research in Security Prices (CRSP) at the University of Chicago "in an effort to provide a greater level of transparency and leverage [its] existing universe of indexes." As a result, our performance graphs going forward will be using the replacement indices provided by NASDAQ OMX Global Indexes: the NASDAQ U.S. Benchmark TR Index and the ICB: 4577 Pharmaceuticals (Subsector) Index. Please note that information for the NASDAQ Stock Market (U.S.) and the NASDAQ Pharmaceutical indices is provided only from December 31, 2008 through December 31, 2013, the last day this data was made available to us by NASDAQ OMX. The following graph compares, for the past five years, the cumulative stockholder return on our common stock with the cumulative stockholder return of the replacement indices, assuming an investment in each of $100 on December 31, 2008.

Dividends

Progenics has never paid any dividends, and we currently anticipate that all earnings, if any, will be retained for development of our business and no dividends will be declared in the foreseeable future.

Item 6. Selected Financial Data

The selected financial data presented below as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 are derived from our audited financial statements, included elsewhere herein. The selected financial data presented below with respect to the balance sheet data as of December 31, 2011, 2010 and 2009 and for each of the two years in the period ended December 31, 2010 are derived from our audited financial statements not included herein. The data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and related Notes included elsewhere herein.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Royalty income	$5,923	$4,963	$3,046	$1,826	$2,372
Collaboration revenue	1,595	8,525	76,764	1,413	44,351
Research grants	275	488	4,810	4,573	1,968
Other revenues	69	72	176	140	256
Total revenues	7,862	14,048	84,796	7,952	48,947
Expenses:
Research and development	33,903	31,840	53,183	50,640	49,798
License fees - research and development	567	1,170	578	1,270	1,058
Royalty expense	624	499	405	241	237
General and administrative	14,809	14,706	18,248	22,832	25,106
Depreciation and amortization	939	1,324	2,066	2,853	5,078
Total expenses	50,842	49,539	74,480	77,836	81,277
Operating (loss) income	(42,980)	(35,491)	10,316	(69,884)	(32,330)
Other income:
Interest income	46	60	65	64	1,481
Gain on sale of marketable securities	-	-	-	-	237
Total other income	46	60	65	64	1,718
Net (loss) income before provision for income taxes	(42,934)	(35,431)	10,381	(69,820)	(30,612)
Income tax benefit	362	-	-	95	-
Net (loss) income	$(42,572)	$(35,431)	$10,381	$(69,725)	$(30,612)
Per share amounts on net (loss) income:
Basic	$(0.76)	$(1.02)	$0.31	$(2.14)	$(0.98)
Diluted	$(0.76)	$(1.02)	$0.31	$(2.14)	$(0.98)

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$65,860	$58,838	$70,105	$47,918	$90,903
Auction Rate and marketable securities	2,208	3,240	3,332	3,608	5,293
Working capital	64,055	58,805	65,890	42,207	95,388
Total assets	114,541	76,308	80,110	62,738	113,613
Deferred revenue - current	-	838	204	-	-
Deferred revenue - long term	-	-	162	-	-
Other liabilities - long term	28,935	1,078	1,497	1,635	-
Total stockholders' equity	78,979	66,568	71,801	51,308	107,607

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

General. As discussed in Business, above, we are conducting phase 2 clinical trials of two product candidates for prostate cancer, and resuming a pivotal phase 2 trial of an ultra-orphan radiotherapy candidate for pheochromocytoma. We have also decided to move forward MIP-1095, a compound originally developed by Molecular Insight, into clinical development, and expect to file an IND application in the U.S. later this year.

Our acquisition last year of the privately-held Molecular Insight included the issuance of Progenics common stock in a private transaction not taxable to Progenics, and its agreement to pay potential milestones, in cash or Progenics stock at its option, of up to $23 million, contingent upon achieving specified commercialization events and up to $70 million contingent upon achieving specified sales targets relating to the acquired company's products. As described in Note 2 to the Consolidated Financial Statements, the acquisition was accounted for using the acquisition method of accounting, under which the acquired company's assets and liabilities were recorded at their estimated respective fair values as of the acquisition date in our consolidated financial statements. The difference between the estimated fair value of the acquisition consideration and fair value of the identifiable net assets represents potential future economic benefits arising from combining the companies, and has been recorded as goodwill. The results of operations of the acquired company's business from January 18, 2013, the closing date of the acquisition, the estimated fair market values of the assets acquired and liabilities assumed, and goodwill are included in our consolidated financial statements since the date of the acquisition and are included in the discussion and analysis below.

We have licensed Relistor to Salix Pharmaceuticals, and have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are royalty, commercialization milestone and revenue-sharing payments from Salix's Relistor operations. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, such as Salix's efforts, decisions by the FDA and other regulatory bodies such as the Complete Response Letter mentioned in Business and Risk Factors, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of Relistor. As previously reported, Progenics in October 2013 commenced an arbitration with Ono under the provisions of the parties' License Agreement, following a communication from Ono that it has determined to discontinue development of subcutaneous Relistor in Japan because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. Progenics is not in default under the Agreement, and Ono has neither asserted that Progenics is, nor terminated the Agreement. See Risk Factors.

We fund our operations to a significant extent from capital-raising.  During 2013, we completed an underwritten public offering of 9.8 million shares of common stock at a public offering price of $4.40 per share, resulting in net proceeds of approximately $40.1 million, and in early 2014 sold an additional 8.75 million shares at $4.60 per share, for net proceeds of approximately $37.5 million.

Most of our expenditures are for research and development activities. During 2013, expenses for Oncology, primarily related to PSMA ADC, 1404, Azedra™ and 1095, were $33.5 million compared to $29.1 million in 2012 and $22.2 million in 2011. Expenses for Relistor and Other programs in 2013 were $0.9 million and $0.7 million, respectively, compared to $1.7 million and $2.7 million in 2012 and $23.2 million and $8.8 million in 2011. We expect to incur significant development expenses for our PSMA ADC, 1404, Azedra™ and 1095 product candidates as clinical trials progress, while expenses, and the resulting reimbursement revenue, related to Relistor depend on the amount of research and development work we perform upon request by Salix or Ono.

At December 31, 2013, we held $65,860 in cash and cash equivalents, an increase of $7,022 from $58,838 at 2012 year-end. We expect that this amount, together with the additional 2014 public offering proceeds, will be sufficient to fund operations as currently anticipated beyond one year. We expect to incur operating losses during the near term. At December 31, 2013, cash, cash equivalents and auction rate securities increased $5,990 to $68,068 from $62,078 at December 31, 2012.

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

Results of Operations (amounts in thousands unless otherwise noted)

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent Change

Revenues	$7,862	$14,048	$84,796	(44%)	(83%)
Expenses	(50,842)	(49,539)	(74,480)	3%	(33%)
Operating (loss) income	(42,980)	(35,491)	10,316	21%	(444%)
Other income	46	60	65	(23%)	(8%)
Income tax benefit	362	-	-	100%	N/	A
Net (loss) income	$(42,572)	$(35,431)	$10,381	20%	(441%)

Revenues:

Sources of revenue during the years indicated below included license and other agreements with Salix and other collaborators, research grants from the National Institutes of Health (NIH) and, to a small extent, sales of research reagents.

Sources of Revenue	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent Change

Royalty income	$5,923	$4,963	$3,046	19%	63%
Collaboration revenue	1,595	8,525	76,764	(81%)	(89%)
Research grants	275	488	4,810	(44%)	(90%)
Other revenues	69	72	176	(4%)	(59%)
Total	$7,862	$14,048	$84,796	(44%)	(83%)

Royalty income. During the last three years, we recognized royalty income primarily based on the below net sales of Relistor reported by Salix or a former collaborator, and net sales reported by other licensees.

	Relistor Net Sales Reported by Collaborators
	Years Ended December 31,
	2013	2012	2011
U.S.	$35,000	$29,200	$21,500
Ex-U.S.	4,400	4,000	5,500
Global	$39,400	$33,200	$27,000

Collaboration revenue:

During 2013, we recognized revenue from upfront and reimbursement payments from partnering arrangements consisting of (i) $676 from amortization of upfront payments for partnering the Company's PRO 140 and C. difficile programs, (ii) $420 from amortization of upfront payment and expense reimbursement for licensing 1404 in Japan, (iii) $295 from amortization of upfront payment and expense reimbursement for licensing Relistor, and (iv) a $189 upfront payment from another licensee.

During 2012, we recognized $7,949 of revenue from upfront and reimbursement payments from PRO 140 and C. difficile partnering. As of December 31, 2012, $676 is recorded in deferred revenue – current.

During 2012 and 2011, we recognized $558 and $75,091, respectively, of revenue from Salix, which includes $204 and $59,634, respectively, from the upfront cash payment under our License Agreement, $225 in 2011 in respect of Salix ex-U.S. sublicensee revenue and $354 and $15,232, respectively, as reimbursement of expenses. As of December 31, 2012, $162 is recorded in deferred revenue – current. During 2011 we recognized $1,630 of revenue from a former collaborator as reimbursement of expenses under a transition agreement; we received no such reimbursement in 2013 or 2012.

During 2013, 2012 and 2011, we recognized $13, $18 and $43, respectively, of reimbursement revenue for activities requested by a collaborator.

Research grants. During the last three years, we recognized the amounts in the above table as revenue from federal government grants from the NIH to support research and development programs. Decreases in grant revenue resulted from lower reimbursable expenses year-to-year. We do not expect to recognize revenue from the NIH in the near future.

Other revenues, primarily from orders for research reagents, decreased as shown in the above table.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses increased to $35,094 for 2013 from $33,509 for 2012 and decreased from $54,166 for 2011. During 2013, the increase in research and development expenses compared to those in 2012 was primarily due to higher clinical trial costs related to PSMA ADC and 1404, and rent expense, partially offset by lower compensation, contract manufacturing and subcontracting and license fee expenses. See Liquidity and Capital Resources – Uses of Cash, for details of the changes in these expenses by project. Salix reimbursed us for development expenses we incurred related to Relistor; most of these expenses were incurred and reimbursed in 2011. Portions of our expenses during the periods presented were funded through grants from the NIH (see Revenues- Research Grants). The changes in research and development expense, by category of expense, are as follows:

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Salaries and benefits	$12,481	$15,372	$18,658	(19%)	(18%)

2013 vs. 2012   Salaries and benefits decreased due to a decline in average headcount, and reflecting a non-recurring retirement expense of $1,804 incurred in the first quarter of 2012.

2012 vs. 2011   Salaries and benefits decreased due to a decline in average headcount and lower accrued bonus expense, partially offset by the above non-recurring retirement expense and accrued severance expense related to additional headcount reductions in the third quarter.

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Share-based compensation	$2,524	$4,568	$4,499	(45%)	2%

2013 vs. 2012   Share-based compensation decreased primarily due to lower equity incentives expenses, and reflecting non-recurring 2012 retirement-related option and restricted stock expense noted below.

2012 vs. 2011   Share-based compensation increased primarily due to the acceleration of options and restricted stock expenses of $1,638 resulting from a former senior executive retirement, partially offset by lower restricted stock expenses and elimination of employee stock purchase plan expenses resulting from the 2011 termination of those plans.

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

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Clinical trial costs	$8,862	$2,692	$10,099	229%	(73%)

2013 vs. 2012   Clinical trial costs increased primarily due to higher expenses for Oncology ($6,214), partially offset by decreased expenses in Other programs ($27) and Relistor ($17).

2012 vs. 2011   Clinical trial costs decreased primarily due to lower clinical trial activities related to Relistor ($9,132), partially offset by increased expenses in Oncology ($1,700), primarily related to PSMA ADC and Other ($25).

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Laboratory and manufacturing				Percent change
supplies and equipment	$632	$592	$4,203	7%	(86%)

2013 vs. 2012   Laboratory and manufacturing supplies and equipment increased by $511 for Other programs, including second quarter impairment losses from the write-off of laboratory equipment in connection with an amendment to the Company's Tarrytown lease, partially offset by lower Oncology expenses ($471), primarily from a decline in lab supplies for PSMA ADC.

2012 vs. 2011   Laboratory and manufacturing supplies and equipment decreased due to lower expenses in (i) Relistor ($2,197), (ii) Oncology ($388), reflecting a decline in manufacturing supplies for PSMA ADC, and (iii) Other ($1,026).

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Contract manufacturing and				Percent change
subcontractors	$2,042	$3,111	$6,713	(34%)	(54%)

2013 vs. 2012   Contract manufacturing and subcontractors decreased due to lower expenses for Oncology ($571), Other ($353), and Relistor ($145).

2012 vs. 2011   Contract manufacturing and subcontractors decreased due to lower expenses for Relistor ($2,399), reflecting a decrease in purchases of subcutaneous Relistor related products, and Other ($1,596), partially offset by an increase in Oncology ($393).

Expenses in this category relate to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Consultants	$905	$330	$1,270	174%	(74%)

2013 vs. 2012   Consultants expense increased primarily due to higher expenses for Oncology ($613), partially offset by lower expenses for Other programs ($27) and Relistor ($11).

2012 vs. 2011   Consultants expense decreased due to lower expenses in 2012 for Relistor regulatory and other activities ($816), Oncology ($18) and Other programs ($106).

Expenses in this category relate to monitoring ongoing clinical trials and reviewing data from completed trials including the preparation of filings and vary as the timing and level of such services are required.

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
License fees	$567	$1,170	$578	(52%)	102%

2013 vs. 2012   License fees decreased due to lower expenses for Oncology ($573) and Other programs ($30).

2012 vs. 2011   License fees increased due to higher expenses for clinical trial initiation in Oncology ($902), partially offset by lower expenses for Relistor ($156) and Other programs ($154).

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Royalty expense	$624	$499	$405	25%	23%

2013 vs. 2012   The increase in royalty expense was due to higher net sales of Relistor in 2013.

2012 vs. 2011   The increase in royalty expense was due to higher net sales of Relistor in 2012.

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Other operating expenses	$6,457	$5,175	$7,741	25%	(33%)

2013 vs. 2012   Other operating expenses increased from 2012 primarily due to increases in rent ($1,131), as a result of lease amendment and termination expenses, travel ($106), other operating expenses ($140) and insurance ($57), partially offset by a decrease in facilities ($152).

2012 vs. 2011   Other operating expenses decreased primarily due to decreases in rent ($1,943), travel ($111), insurance ($55) and other operating expenses ($489), partially offset by increases in expenses for facilities ($32).

General and Administrative Expenses increased to $14,809 for 2013 from $14,706 for 2012 and decreased from $18,248 for 2011, as follows:

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Salaries and benefits	$4,821	$6,493	$7,228	(26%)	(10%)

2013 vs. 2012   Salaries and benefits decreased primarily due to 2012 accrued severance expense resulting from headcount reductions, while the average headcount remained unchanged.

2012 vs. 2011   Salaries and benefits decreased due to a decline in average headcount in the general and administrative departments and lower accrued bonus expense in 2012, partially offset by an increase in accrued severance expense related to additional headcount reductions in the third quarter.

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Share-based compensation	$1,022	$1,968	$1,863	(48%)	6%

2013 vs. 2012   Share-based compensation decreased due to lower equity incentives expenses, which included restructuring expenses in 2012.

2012 vs. 2011   Share-based compensation increased due to higher stock option expenses in connection with the third quarter 2012 restructuring, partially offset by lower restricted stock and elimination of employee stock purchase plans expenses resulting from the 2011 termination of those plans.

For 2011, share-based compensation reflected accelerated vesting in connection with termination of employee stock purchase plans.

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Consulting and professional fees	$3,922	$2,362	$4,389	66%	(46%)

2013 vs. 2012   Consulting and professional fees increased due to higher consulting ($697), patent ($457), legal ($256), audit ($101) and other fees ($49).

2012 vs. 2011   Consulting and professional fees decreased due to lower consulting ($1,246), audit ($297), patent ($294), accounting ($91), legal ($63) and other fees ($36).

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Other operating expenses	$4,325	$3,883	$4,768	11%	(19%)

2013 vs. 2012   Other operating expenses increased due to higher expenses for market research ($158), recruiting ($112), investor relations ($109) and taxes ($108) and other operating expenses ($127), partially offset by a decreases in rent ($172).

2012 vs. 2011   Other operating expenses decreased due to lower expenses for rent ($646), investor relations ($63), taxes ($30) and other operating expenses ($359), partially offset by an increases in recruiting ($137), computer software ($66) and travel ($10).

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Depreciation and amortization	$939	$1,324	$2,066	(29%)	(36%)

2013 vs. 2012   Depreciation and amortization expense decreased primarily due to lower leasehold improvements and machinery and equipment fixed asset balances.

2012 vs. 2011   Depreciation and amortization expense decreased primarily due to lower machinery and equipment fixed asset balances.

Intangible impairment charges and change in contingent consideration liability

2013   As of December 31, 2013 indefinite-lived intangible assets decreased by $919, from $32.3 million to $31.4 million, resulting from our annual impairment testing, with the corresponding expense recorded in the general and administrative expenses in the Consolidated Statements of Operations. This impairment was the result of change in the estimated timing of beginning cash inflows from 2014 to 2018 and an increase in discount rate from 15% to 18% for the Onalta intangible asset. In addition, the fourth quarter review of the contingent consideration liability fair value resulted in a $200 decrease, from $15.9 million to $15.7 million, which has also been recorded in the general and administrative expenses in the Consolidated Statements of Operations. The decrease in contingent consideration liability was due to an increase in the discount period.

Other income:

	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
				Percent change
Interest income	$46	$60	$65	(23%)	(8%)

2013 vs. 2012   Interest income decreased due to lower average interest rates in 2013 than in 2012, partially offset by increases resulting from higher average balances of cash equivalents.

2012 vs. 2011   Interest income decreased to $60 from $65 over the period.

Interest income, as reported, is primarily the result of investment income from auction rate securities held by us.

Income Taxes:

For 2013, income tax benefit of $362 resulted from the change in the difference between carrying amounts of in-process research and development assets for financial reporting purposes and the amounts used for income tax purposes. For 2012 and 2011, there was no provision for income taxes due to a pre-tax loss for 2012 and the 2011 pre-tax income amount was completely offset by our available net operating loss carry-forwards.

Net (Loss) Income:

2013 net loss was $42,572, compared to net loss of $35,431 for 2012, and net income of $10,381 for 2011.

Liquidity and Capital Resources

We have to date funded operations principally through payments received from private placements of equity securities, public offerings of common stock, collaborations, grants and contracts, royalties, interest on investments and proceeds from the exercise of outstanding options and warrants.

We received in 2013 a $5,000 upfront payment from partnering of the C. difficile program and are eligible to receive future milestone and royalty payments. This receipt resulted in the reversal in 2013 of deferred tax assets and liabilities established in 2012 to reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

At December 31, 2013, we held $65,860 in cash and cash equivalents, an increase of $7,022 from $58,838 at December 31, 2012. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at December 31, 2013 and 2012, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $2,208 and $3,240, respectively.

If we do not realize sufficient royalty or other revenue from Relistor or other collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or take other economic measures.

Cash used in operating activities for 2013 and 2012 was $36,107 and $34,644, respectively, due to excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants. Our cash flow from operating activities was positive for 2011, due to the receipt of a $60,000 Salix upfront payment, $225 in respect of Salix ex-U.S. sublicensee revenue and $16,289 in reimbursement payments from Salix and Wyeth, partially offset by expenditures on our research and development programs and general and administrative costs. See Risk Factors.

In 2013, we completed an underwritten public offering under our 2011 shelf registration statement of 9.8 million shares of common stock at a public offering price of $4.40 per share (including the underwriters' overallotment option), resulting in net proceeds of approximately $40.1 million. In December 2012, we completed a public offering of 12.7 million shares of common stock for net proceeds of approximately $23.3 million. During the first quarter of 2014, we established a $150 million replacement shelf registration statement which we used for our recent underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37.5 million. We may utilize this shelf registration for the issuance of up to approximately $110 million of additional common stock and other securities.

Sources of Cash

Operating Activities. During 2013 we received $9,686 under our collaborations, primarily consisting of (i) $5,125 in upfront and reimbursement payments from partnering of the C. difficile program, (ii) $3,952 in royalties and reimbursements from Salix, (iii) payments totaling $224 from out-licenses of other assets, and (iv) $385 in reimbursement payments relating to 1404. During 2012 we received $9,393 under collaborations, out-licenses and sale of assets, consisting of (i) $404 in reimbursement payments under the Salix License Agreement, (ii) $5,461 in royalties from Salix, (iii) $3,500 from the sale of our PRO 140 program and (iv) $28 under another out-license. During 2011 we received $79,998 under our collaborations, consisting of (i) $60,000 Salix upfront cash payment and $225 in respect of Salix ex-U.S. sublicensee revenue, (ii) $14,659 in reimbursement payments under the Salix License Agreement, (iii) $1,767 in royalties from Salix, (iv) $3,317 pursuant to our former collaboration with Wyeth Pharmaceuticals and (v) $30 under another out-license.

We have in the past partially funded research programs through awards from the NIH, which we do not expect to receive in the foreseeable future. For 2013, 2012 and 2011, we received $287, $576 and $5,178, respectively, of revenue from all of our NIH awards.

Changes in Accounts receivable and Accounts payable for 2013, 2012 and 2011 resulted from the timing of receipts from Salix, Wyeth, Ono, Fuji, other partnering transactions, and NIH, and payments made to trade vendors in the normal course of business.

We have no committed external sources of funding or capital other than agreements under which collaborators and licensees have contractual obligations to make payments to us. Other than revenues from Relistor, we expect no significant product revenues in the immediate or near-term future, as it will take significant time to bring any of our current product candidates to the commercial marketing stage.

Investing Activities. Approximately 92% of our $65,860 in cash and cash equivalents at December 31, 2013 was invested in money market funds. Auction rate securities of $2,208 consist of securities collateralized by student loan obligations subsidized by the U.S. government, $1,100 of which was redeemed at par during the first and second quarters of 2013. These auction rate securities are rated investment grade by the Standard & Poor's and Moody's rating agencies and have scheduled maturities greater than ten years. During 2013, we realized $174 of proceeds from sales of fixed assets.

Financing Activities. During 2013, net cash provided by financing activities included $40,078 in net proceeds from the issuance of 9.775 million shares of common stock. In addition, during 2013, 2012 and 2011, we received cash of $71, $306 and $3,726, respectively, from exercise of stock options, sales of common stock in satisfaction of severance obligations (in 2012) and under the now-discontinued employee stock purchase plans (in 2011). The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the common stock price on the grant date for options exercised, and on the sale date for shares sold under the employee stock purchase plans.

Unless we obtain regulatory approval for additional product candidates and/or enter into agreements with corporate collaborators with respect to other proprietary assets, we will be required to fund our operations through sales of common stock or other securities or royalty or other financing agreements. Adequate additional funding may not be available to us on acceptable terms or at all. Our inability to raise additional capital on terms reasonably acceptable to us may seriously jeopardize the future success of our business.

Uses of Cash

Operating Activities. The majority of our cash has been used to advance our research and development programs, including conducting pre-clinical studies and clinical trials, pursuing regulatory approvals for product candidates, filing and prosecuting patent applications and defending patent claims. Included in the 2012 period presented below is $2,073 of cash disbursements incurred in connection with a former senior executive first quarter retirement. For various reasons, including the early stage of certain of our programs, the timing and results of our clinical trials, our dependence in certain instances on third parties, many of which are outside of our control, we cannot estimate the total remaining costs to be incurred and timing to complete all our research and development programs.

Research and development costs incurred by project over the past three years were as follows:

	2013	2012	2011

Oncology	$33.4	$29.1	$22.2
Relistor	0.9	1.7	23.2
Other programs	0.8	2.7	8.8
Total	$35.1	$33.5	$54.2

We will require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, fund other operating expenses, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the past three years, we have spent $137, $767 and $226, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under licensing, collaboration and other agreements, including those to which our Molecular Insight subsidiary is a party. The following table summarizes our contractual obligations as of December 31, 2013 for future payments under these agreements, including Molecular obligations:

		Payments due by Year-end
	Total	2014	2015-2016	2017-2018	Thereafter
	(in millions)
Operating leases	$13.9	$1.9	$3.8	$4.0	$4.2
License, collaboration and other agreements:
Fixed payments	1.3	0.3	0.4	0.6	-
Contingent payments (1)	105.7	-	2.3	7.7	95.7
Total	$120.9	$2.2	$6.5	$12.3	$99.9
_______________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. Our significant accounting policies are disclosed in Note 3 to our financial statements included in this Report. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, they are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

The critical accounting policies we use and the estimates we make are described below. These are policies and estimates that we believe are the most important in portraying our financial condition and results of operations, and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have discussed the development, selection and disclosure of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition. We recognize revenue from all sources based on the provisions of the SEC's Staff Accounting Bulletin (SAB) No. 104 (SAB 104) and ASC 605 Revenue Recognition.

The FASB's ASC 605 Revenue Recognition specifies how to separate deliverables in multiple-deliverable arrangements, and how to measure and allocate arrangement consideration to one or more units of accounting, and provides that the delivered item(s) are separate units of accounting, if (i) the delivered item(s) have value to a collaborator on a stand-alone basis, and (ii), if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control. We adopted this update on January 1, 2011.

Royalty revenue is recognized based upon net sales of related licensed products, and is recognized in the period the sales occur, provided that the royalty amounts are fixed or determinable, collection of the related receivable is reasonably assured and we have no remaining performance obligations under the arrangement providing for the royalty.

Amounts not expected to be recognized within one year of the balance sheet date are classified as long-term deferred revenue. The classification of deferred revenue as short-term or long-term is based upon the periods in which we expect to perform our collaboration arrangement obligations including non-reimbursable technical assistance.

Share-Based Payment Arrangements. Our share-based compensation of employees includes non-qualified stock options and restricted stock, which are compensatory under ASC 718 Compensation – Stock Compensation. We account for share-based compensation to non-employees, including non-qualified stock options and restricted stock, in accordance with ASC 505 Equity.

The fair value of each non-qualified stock option award is estimated on the date of grant using the Black-Scholes option pricing model. The model requires input assumptions with respect to (i) expected volatility of our common stock, which is based upon the daily quoted market prices on The NASDAQ Stock Market LLC over a period equal to the expected term, (ii) the period of time over which employees, officers, directors and non-employee consultants are expected to hold their options prior to exercise, (iii) expected dividend yield (zero in our case due to never having paid dividends and not expecting to pay dividends in the future), and (iv) risk-free interest rates for periods within the expected term of the options, which are based on the U.S. Treasury yield curve in effect at the time of grant.

Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since we believe it is generally viewed as providing the most reliable indication of future volatility. In estimating expected future volatility, we assume it will be consistent with historical; we calculate historical volatility using a simple average calculation; we use available historical data for the length of the option's expected term, and we consistently use a sufficient number of price observations. Since our stock options are not traded on a public market, we do not use implied volatility.

The expected term of options granted represents the period of time that options granted are expected to be outstanding based upon historical data related to exercise and post-termination cancellation activity. The expected term of stock options granted to our Chief Executive Officer (CEO) and non-employee directors, consultants and officers are calculated separately from stock options granted to other employees.

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

Changes in the assumptions used to compute the fair value of the option awards are likely to affect their fair value and the amount of compensation expense recognized in future periods. A higher volatility, longer expected term and higher risk-free rate increases the resulting compensation expense recognized in future periods as compared to prior periods. Conversely, a lower volatility, shorter expected term and lower risk-free rate decreases such expense recognized in future periods as compared to prior periods.

For performance stock option awards to our CEO (awarded in 2012 and 2011 only), vesting occurs upon achievement of specified performance-based milestones. The awards, which have an exercise price equal to the closing price of our common stock on the date of grant, are valued using the Black-Scholes option pricing model: the expense related to these grants is recognized during the period, if any, in which each performance milestone is achieved.

Clinical Trial and Other Research and Development Expenses. Clinical trial expenses, which are included in research and development expenses, represent obligations resulting from contracts with various clinical investigators and clinical research organizations in connection with conducting clinical trials for our product candidates. Such costs are expensed as incurred, and are generally based on the total number of patients in the trial, the rate at which the patients enter the trial and the period over which the clinical investigators and clinical research organizations to provide services. We believe that this method best aligns the efforts expended on a clinical trial with the expenses we record. We adjust our rate of clinical expense recognition if actual results differ from our estimates. In addition to clinical trial expenses, we estimate the amounts of other research and development expenses, for which invoices have not been received at the end of a period, based upon communication with third parties that have provided services or goods during the period. Such estimates are subject to change as additional information becomes available.

Fair Value Measurements. Our available-for-sale investment portfolio consists of money market funds and $2.4 million face amount of auction rate securities (ARS), and is recorded at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these investments is recorded as a component of other comprehensive income (loss). We expect to recover the amortized cost of all of our investments at maturity. We currently do not anticipate having to sell these securities in order to operate our business and we believe that it is not more likely than not that we will be required to sell these securities before recovery of principal. We do not believe the carrying values of our ARS investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss. We monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments.

Valuation of securities is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk, ongoing strength and quality of market credit and liquidity and general economic and market conditions. The valuation of the ARS in our portfolio is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security.

In –Process Research and Development and Goodwill. In connection with the acquisition of Molecular Insight, we have established a policy for accounting for intangible assets, under which in process research and development (IPR&D) and goodwill are initially measured at fair value and capitalized as an intangible asset and an impairment test for these intangibles is performed annually in the fourth quarter, unless impairment indicators require an earlier evaluation. Upon and subject to commercialization of these candidates, the IPR&D will be amortized over the relevant estimated useful life.

Contingent Consideration Liability. The estimated fair value of the contingent consideration liability, initially measured and recorded on the acquisition date, is considered to be a Level 3 instrument and is reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liability is recorded at fair value at the end of each period.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds and ARS have interest rates that were variable and totaled $62,572 at December 31, 2013. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

At that date, we held approximately $2,208 (3.53% of assets measured at fair value) carrying amount of ARS, in respect of which we have received all scheduled interest payments. The principal amount of these remaining ARS will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

We continue to monitor the market for ARS and consider the impact, if any, of market conditions on the fair market value of these investments. We believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of these securities, although valuation of them is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk, ongoing strength and quality of market credit and liquidity, and general economic and market conditions. We do not believe the carrying values of the ARS that we hold are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

The valuation of the ARS we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. As a result of re-evaluating the valuation of these securities as of December 31, 2013, we reduced the temporary impairment amount to $192 from $260 at December 31, 2012. A 100 basis point increase to our internal analysis would result in a $24 increase in the temporary impairment of these securities as of December 31, 2013.

Item 8. Financial Statements and Supplementary Data

See page F-1, Index to Consolidated Financial Statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our CEO and PFO concluded that our current disclosure controls and procedures, as designed and implemented, were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and PFO and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management is responsible for establishing and maintaining adequate internal control over financial reporting which includes policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

·
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of management and directors; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as of December 31, 2013 as stated in their report which is provided below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Progenics Pharmaceuticals, Inc.

We have audited Progenics Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Progenics Pharmaceuticals, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Progenics Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Progenics Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the years then ended of Progenics Pharmaceuticals, Inc. and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut
March 13, 2014

Item 9B. Other Information

None.

PART III

The information required by the Form 10-K Items listed in the following table will be included under the respective headings specified for such Items in our definitive proxy statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC:

Item of Form 10-K		Location in 2014 Proxy Statement

Item 10.	Directors, Executive Officers and Corporate Governance
Election of Directors.
Executive and Other Officers.
Corporate Governance.
Code of Business Ethics and Conduct.*
Section 16(a) Beneficial Ownership Reporting and Compliance.
*The full text of our Code of Business Ethics and Conduct is available on our website (www.progenics.com).

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

Consolidated Financial Statements of Progenics Pharmaceuticals, Inc.:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets at December 31, 2013 and 2012

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

(b)	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Financial statement schedules referred to in Item 12-01 of Regulation S-X and not listed above are inapplicable and therefore have been omitted.

(c)	Item 601 Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately following the signature page of this Report and incorporated herein by reference.

PROGENICS PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Progenics Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Progenics Pharmaceuticals, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Progenics Pharmaceuticals, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Progenics Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Hartford, Connecticut
March 13, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Progenics Pharmaceuticals, Inc.

In our opinion, the consolidated statements of operations, comprehensive income (loss), of stockholders' equity and of cash flows for the year ended December 31, 2011 present fairly, in all material respects, the results of operations and cash flows of Progenics Pharmaceuticals, Inc. and its subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2012

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for par value and share amounts)

	December 31,
	2012	2012
Assets
Current assets:
Cash and cash equivalents	$65,860	$58,838
Accounts receivable, net	2,879	6,937
Other current assets	1,943	1,692
Total current assets	70,682	67,467
Auction rate securities	2,208	3,240
Fixed assets, at cost, net of accumulated depreciation and amortization	2,413	3,399
Intangible assets, net (Note 3)	31,379	-
Goodwill	7,702	-
Deferred tax assets – long term	-	2,052
Other assets	157	150
Total assets	$114,541	$76,308

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,512	$5,640
Deferred tax liability - current	-	2,069
Deferred revenue - current	-	838
Other current liabilities	115	115
Total current liabilities	6,627	8,662
Contingent consideration liability	15,700	-
Deferred tax liability - long term	12,321	-
Other liabilities	914	1,078
Total liabilities	35,562	9,740
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; shares authorized - 160,000,000 in 2013 and 80,000,000 in 2012; issued – 61,025,404 in 2013 and 46,765,472 in 2012	79	61
Additional paid-in capital	548,510	493,613
Accumulated deficit	(466,677)	(424,105)
Accumulated other comprehensive loss	(192)	(260)
Treasury stock, at cost (200,000 shares in 2013 and 2012)	(2,741)	(2,741)
Total stockholders' equity	78,979	66,568
Total liabilities and stockholders' equity	$114,541	$76,308

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except net (loss) income per share)

	Years Ended December 31,
	2013	2012	2011
Revenues:
Royalty income	$5,923	$4,963	$3,046
Collaboration revenue	1,595	8,525	76,764
Research grants	275	488	4,810
Other revenues	69	72	176
Total revenues	7,862	14,048	84,796

Expenses:
Research and development	33,903	31,840	53,183
License fees – research and development	567	1,170	578
Royalty expense	624	499	405
General and administrative	14,809	14,706	18,248
Depreciation and amortization	939	1,324	2,066
Total expenses	50,842	49,539	74,480

Operating (loss) income	(42,980)	(35,491)	10,316

Other income:
Interest income	46	60	65
Total other income	46	60	65

Net (loss) income before provision for income taxes	(42,934)	(35,431)	10,381

Income tax benefit	362	-	-

Net (loss) income	$(42,572)	$(35,431)	$10,381

Net (loss) income per share - basic	$(0.76)	$(1.02)	$0.31
Weighted-average shares - basic	55,798	34,754	33,375

Net (loss) income per share - diluted	$(0.76)	$(1.02)	$0.31
Weighted-average shares - diluted	55,798	34,754	33,494

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Net (loss) income	$(42,572)	$(35,431)	$10,381
Other comprehensive income:
Net change in unrealized loss on auction rate securities	68	8	24
Total other comprehensive income	68	8	24
Comprehensive (loss) income	$(42,504)	$(35,423)	$10,405

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(amounts in thousands)

	Common Stock		Additional		Accumulated Other	Treasury Stock
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2010	33,326	$43	$453,353	$(399,055)	$(292)	(200)	$(2,741)	$51,308
Net loss	-	-	-	10,381	-	-	-	10,381
Other comprehensive income	-	-	-	-	24	-	-	24
Compensation expenses for share-based payment arrangements	-	-	6,362	-	-	-	-	6,362
Forfeitures of restricted stock	(38)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	758	1	3,725	-	-	-	-	3,726
Balance at December 31, 2011	34,046	44	463,440	(388,674)	(268)	(200)	(2,741)	71,801
Net income	-	-	-	(35,431)	-	-	-	(35,431)
Other comprehensive income	-	-	-	-	8	-	-	8
Compensation expenses for share-based payment arrangements	-	-	6,536	-	-	-	-	6,536
Sale of common stock in public offering, net of underwriting discounts and commissions ($1,518) and offering expenses ($434)	12,650	17	23,331	-	-	-	-	23,348
Forfeitures of restricted stock	(6)	-	-	-	-	-	-	-
Sale of common stock under employee stock purchase plans and exercise of stock options	75	-	306	-	-	-	-	306
Balance at December 31, 2012	46,765	61	493,613	(424,105)	(260)	(200)	(2,741)	66,568
Net loss	-	-	-	(42,572)	-	-	-	(42,572)
Other comprehensive income	-	-	-	-	68	-	-	68
Compensation expenses for share-based payment arrangements	-	-	3,546	-	-	-	-	3,546
Acquisition of subsidiary, net of issuance costs	4,472	6	11,214	-	-	-	-	11,220
Sale of common stock in public offering, net of underwriting discounts and commissions ($2,581) and offering expenses ($351)	9,775	12	40,066	-	-	-	-	40,078
Forfeitures of restricted stock	(1)	-	-	-	-	-	-	-
Exercise of stock options	14	-	71	-	-	-	-	71
Balance at December 31, 2013	61,025	$79	$548,510	$(466,677)	$(192)	(200)	$(2,741)	$78,979

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(42,572)	$(35,431)	$10,381
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	939	1,324	2,066
Losses (gains) on sales of fixed assets	204	(327)	-
Intangible impairment charge	919	-	-
Deferred income tax	(362)	-	-
Change in contingent consideration liability	(200)	-	-
Expenses for share-based compensation awards	3,546	6,536	6,362
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	4,114	(5,421)	767
Decrease (increase) in other current assets	336	(754)	882
Decrease (increase) in deferred tax and other assets	2,044	(2,002)	1,050
(Decrease) in accounts payable and accrued expenses	(1,956)	(691)	(3,352)
(Decrease) increase in deferred revenue – current	(886)	634	204
(Decrease) increase in deferred tax and other current liabilities	(2,069)	2,069	3
(Decrease) increase in deferred revenue - long term	-	(162)	162
(Decrease) in other liabilities	(164)	(419)	(138)
Net cash (used in) provided by operating activities	(36,107)	(34,644)	18,387
Cash flows from investing activities:
Cash acquired in acquisition of subsidiary	1,888	-	-
Capital expenditures	(137)	(767)	(226)
Proceeds from sales of fixed assets	174	390	-
Proceeds from redemption of auction rate securities	1,100	100	300
Net cash provided by (used in) investing activities	3,025	(277)	74
Cash flows from financing activities:
Equity issuance costs in connection with acquisition of subsidiary	(45)	-	-
Proceeds from public offering of common stock, net of underwriting discounts and commissions and offering expenses	40,078	23,348	-
Proceeds from the exercise of stock options and sale of common stock under the employee stock purchase plans	71	306	3,726
Net cash provided by financing activities	40,104	23,654	3,726
Net increase (decrease) in cash and cash equivalents	7,022	(11,267)	22,187
Cash and cash equivalents at beginning of period	58,838	70,105	47,918
Cash and cash equivalents at end of period	$65,860	$58,838	$70,105

Supplemental disclosure of cash flow information:
Contingent consideration liability	$15,700	$-	$-
Stock acquisition consideration	$11,265	$-	$-

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(amounts in thousands, except per share amounts or as otherwise noted)

1. Organization and Business

Progenics Pharmaceuticals, Inc. ("Progenics," "we" or "us") develops innovative medicines for oncology. Our clinical development efforts center on late-stage oncology assets. We are conducting phase 2 clinical trials of two product candidates for prostate cancer: our therapeutic candidate, PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC), and 1404 (trofolastat), an imaging agent candidate, and resuming a pivotal phase 2 clinical trial of Azedra™, our ultra-orphan radiotherapy candidate for pheochromocytoma. We have also decided to move forward MIP-1095, a compound originally developed by Molecular Insight, into clinical development, and expect to file an IND application in the U.S. later this year.

We have licensed our first commercial drug, Relistor® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), to Salix Pharmaceuticals, Inc., and have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are royalty, commercialization milestone and revenue-sharing payments from Salix's Relistor operations. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, such as Salix's efforts, decisions by the FDA and other regulatory bodies such as the July 2012 Complete Response Letter in respect of the Relistor chronic pain sNDA, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of Relistor.

We fund our operations to a significant extent from capital-raising.  During 2013, we completed an underwritten public offering of 9.8 million shares of common stock at a public offering price of $4.40 per share, resulting in net proceeds of approximately $40.1 million, and in early 2014 sold an additional 8.75 million shares at $4.60 per share for net proceeds of approximately $37.5 million.

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

Funding and Financial Matters. At December 31, 2013, we held $65.9 million in cash and cash equivalents, an increase of $7.1 million from $58.8 million at December 31, 2012. We expect that this amount, together with the additional 2014 public offering proceeds, will be sufficient to fund operations as currently anticipated beyond one year. We may require additional funding in the future, and if we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations. We expect to incur operating losses during the near term. At December 31, 2013, cash, cash equivalents and auction rate securities increased $6.0 million to $68.1 million from $62.1 million at December 31, 2012.

2.  Acquisition of Molecular Insight Pharmaceuticals, Inc.

Molecular Insight's operations from January 18, 2013, the date we acquired this subsidiary which significantly expanded the Company's focus on PSMA as an oncology target while broadening the oncology pipeline, are included in the Consolidated Financial Statements. The acquisition consideration included 4,566,210 shares (500,000 of which were placed in an escrow expiring in April 2014) of Progenics common stock in a private transaction not taxable to Progenics. (The closing NASDAQ market price of Progenics' freely transferable common shares on January 18, 2013 was $2.83 per share.) Under the acquisition agreement, Progenics also agreed to pay to the stockholders potential milestones, in cash or Progenics stock at Progenics' option, of up to $23 million contingent upon achieving specified commercialization events and up to $70 million contingent upon achieving specified sales targets relating to all MIP products. Of the 500,000 placed in escrow,  shares have been returned to Progenics to date pursuant to financial adjustment provisions of the agreement.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

The acquisition was accounted for using the acquisition method of accounting, under which assets and liabilities of the acquired entity are recorded at their respective fair values as of the acquisition date (estimated as described below) and added to those of the acquiring entity. The difference between the estimated fair value of the acquisition consideration paid and fair value of the identifiable net assets represents potential future economic benefits arising from combining Progenics and MIP, taking into account a deferred tax liability related to in process research and development (IPR&D) intangible assets, and has been recorded as goodwill. The results of operations of MIP's business, the estimated fair market values of the assets acquired and liabilities assumed, and goodwill are included in our consolidated financial statements since the date of the acquisition.

During the year ended December 31, 2013, the Company incurred $790 in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses and reduced additional paid-in capital in the first quarter of 2013 by $45 for acquisition-related equity issuance costs. The transaction costs were recorded in general and administrative expenses in the accompanying consolidated statements of operations. During the year ended December 31, 2013, MIP's business contributed $884 of revenues and $11,379 of net loss.

Purchase Price Allocation: We have accounted for the Molecular Insight acquisition by allocating our estimate of the fair market value of the consideration we paid to the fair values of the assets acquired and liabilities assumed at the effective date of the acquisition, estimated using the valuation models summarized below. Given the uniqueness of and uncertainties attendant to the assets and liabilities, the derived values do not reflect actual transactions or quoted prices. Acquired intangible assets, including goodwill, are not deductible for tax purposes.

Amount
Consideration:
Progenics common stock consideration paid	$11,265
Contingent consideration (pursuant to future milestone obligations)	15,900
Total consideration	27,165

Tangible assets acquired and liabilities assumed:
Cash and cash equivalents	1,888
Accounts receivable	56
Other current assets	529
Fixed assets	249
Accounts payable, accrued expenses and deferred revenue - current	(2,876)
Deferred tax liability – long term	(12,683)
Total tangible assets acquired and liabilities assumed	(12,837)

Intangible assets – in process research and development	32,300
Total tangible and intangible assets acquired and liabilities assumed	19,463

Goodwill	$7,702

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

We valued as intangible assets the in process research and development projects acquired as follows:

(i) 1404, an imaging agent in phase 2 development, at an estimated fair value of $23.2 million resulting from a probability adjusted discounted cash flow model which includes estimates of significant cash inflows beginning in 2017 and a 18% discount rate;

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)
(ii) Azedra, a small molecule candidate for the treatment of pheochromocytoma and paraganglioma in phase 2b development, and for neuroblastoma in phase 2a development, at an estimated fair value of $4.9 million resulting from a probability adjusted discounted cash flow model which includes estimates of significant cash inflows beginning in 2017 and a 15% discount rate;

(iii) small molecule candidate MIP-1095, in preclinical development for the treatment of prostate cancer, at an estimated fair value of $2.7 million resulting from a probability adjusted discounted cash flow model which includes estimates of significant cash inflows beginning in 2021 and a 20% discount rate; and

(iv) Onalta, a drug candidate in phase 2 development for the treatment of metastatic carcinoid and pancreatic neuroendocrine tumors, at an estimated fair value of $1.5 million resulting from a probability adjusted discounted cash flow model which includes estimates of significant cash inflows beginning in 2014 and a 15% discount rate.

On the acquisition date, we recorded a contingent consideration liability at an estimated fair value of $15.9 million resulting from probability adjusted discounted cash flow and Monte Carlo simulation models which include estimates of significant milestone payments to former MIP stockholders under the acquisition agreement ranging from 2016 to 2022 and risk adjusted discount rates ranging from 10% to 12.5%.

Pro forma financial information (unaudited): The following unaudited pro forma information presents the results of operations of the combined companies for the periods indicated as if the acquisition had been consummated on January 1, 2012, combining the respective historical results of Progenics and MIP for each period. Non-recurring transaction expenses of $790, incurred in the year ended December 31, 2013, are reflected in the pro forma information as if these were incurred in the corresponding 2012 period, due to the pro forma assumption of January 1, 2012 as the date of the acquisition consummation.

	Three Months Ended December 31,		Year Ended December 31,
	2013	2012	2013	2012
Revenues	$2,968	$12,801	$7,867	$18,235
Net loss	(8,551)	(3,458)	(43,736)	(57,877)
Basic and diluted loss per share	(0.14)	(0.08)	(0.78)	(1.48)

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, the Company evaluates its estimates, including but not limited to those related to collectability of receivables, intangible assets and contingencies. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in the operating results. Actual results could differ from those estimates.

Consolidation

The consolidated financial statements include the accounts of Progenics and PSMA LLC, as of and for the years ended December 31, 2013, 2012 and 2011 and Molecular from January 18, 2013, the date we acquired this subsidiary. Inter-company transactions have been eliminated in consolidation.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

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

During the past three years, we also recognized revenue from sales of research reagents and from government research grants, awarded to us by the National Institutes of Health (NIH), which we used in proprietary research programs. NIH grant revenue is recognized as efforts are expended and as related program costs are incurred. We performed work under the NIH grants on a best-effort basis.

Under Molecular's 2013 license of certain research, development and commercialization rights to Onalta™, we received a $0.2 million in upfront payment and are eligible for future milestone and royalty payments. In consideration for the upfront payment, we have delivered relevant know-how (including patent rights), inventory and non-reimbursable services.

In the fourth quarter of 2012, we out-licensed our C. difficile program to MedImmune, LLC for a $5.0 million upfront payment, and the right to receive potential future milestone and royalty payments. In consideration for the upfront payment, we have delivered relevant know-how (including patent rights) and non-reimbursable services.

Under our 2012 agreement with CytoDyn Inc. for our PRO 140 program, we received $3.5 million payment and are eligible for future milestone and royalty payments. In consideration for the upfront payment, we have delivered relevant know-how (including patent rights), inventory and non-reimbursable services.

Under our license agreement, Salix is responsible for further developing and commercializing Relistor worldwide other than Japan. In consideration of the $60.0 million upfront payment from Salix, we have granted Salix an exclusive license of relevant know-how, patent rights and technology, assigned relevant third-party contracts, and served on joint committees provided for in the License Agreement through end of 2013.

These deliverables, which have stand-alone value and represent separate units of accounting, include (i) the exclusive license which was delivered for revenue recognition purposes during the 2011 second quarter, (ii) performing reimbursable development services at Salix's direction during the 2011 second quarter, the period in which we and Salix finalized the development plan, and (iii) joint committee services, which have been performed through 2013. We determined that the license has stand-alone value as the license was delivered to Salix for revenue recognition purposes in the second quarter of 2011 and Salix is responsible for continuing research and development.

We developed a best estimate of selling price for each deliverable as vendor-specific objective evidence and third-party evidence was not available. We allocated the best estimate of selling price, on a relative basis, to each of the three units of accounting as the $60.0 million upfront payment was the only payment from Salix which was fixed and determinable at the inception of the arrangement. As a result, $58.4 million, $1.1 million and $0.5 million was allocated to the license, reimbursable development services and our participation in the joint committees as provided in the License Agreement, respectively. We recognized $58.4 million for the license and relevant know-how, patent rights and technology and $1.1 million for the reimbursable development services, respectively, during the second quarter of 2011, the period in which we delivered these items and performed the development services. We recognized $0.2 million, $0.2 million and $59.6 million during 2013, 2012 and 2011, respectively. At December 31, 2012, the remaining deferred revenue of $0.2 million, pertaining to joint committee services, was recognized as collaboration revenue in 2013, as such activities were performed.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)
Ono is responsible for developing and commercializing subcutaneous Relistor in Japan, including conducting the clinical development necessary to support regulatory marketing approval. Ono will own the filings and approvals related to subcutaneous Relistor in Japan. In addition to the $15.0 million upfront payment from Ono, we are entitled to receive up to an additional $20.0 million, payable upon achievement by Ono of its development milestones. Ono is also obligated to pay to us royalties and commercialization milestones on sales by Ono of subcutaneous Relistor in Japan. Ono has the option to acquire from us the rights to develop and commercialize in Japan other formulations of Relistor, including intravenous and oral forms, on terms to be negotiated separately. Ono may request us to perform activities related to its development and commercialization responsibilities, beyond our participation in joint committees and specified technology transfer-related tasks, at its expense payable at the time we perform such services. Revenue earned from activities we perform for Ono is recorded in collaboration revenue.  See Note 10.

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

Use of Estimates

Significant estimates include useful lives of fixed assets, the periods over which certain revenues and expenses will be recognized, including collaboration revenue recognized from non-refundable up-front licensing payments and expense recognition of certain clinical trial costs which are included in research and development expenses, the amount of non-cash compensation costs related to share-based payments to employees and non-employees and the periods over which those costs are expensed, the likelihood of realization of deferred tax assets and the assumptions used in the valuations of in-process research and development and contingent consideration liability.

Patents

As a result of research and development efforts conducted by us, we have applied, or are applying, for a number of patents to protect proprietary inventions. All costs associated with patents are expensed as incurred.

Net (Loss) Income Per Share

We prepare earnings per share (EPS) data in accordance with ASC 260 Earnings Per Share. Basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. For 2013 and 2012, we reported net losses and, therefore, potential common shares, amounts of unrecognized compensation expense and windfall tax benefits have been excluded from diluted net loss per share since they would be anti-dilutive. For 2011, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect, determined using the treasury stock method, of potential common shares outstanding including amounts of unrecognized compensation expense. As of December 31, 2012 and 2011, 28 and 98, respectively, shares of unvested restricted stock outstanding have non-forfeitable rights to dividends; all such shares were vested at the end of December 31, 2013. The allocation of 2013 and 2012 net losses and the 2011 net income to these participating securities pursuant to the two-class method is not material to both basic and diluted earnings per share.

Concentrations of Credit Risk

Financial instruments which potentially subject Progenics to concentrations of risk consist principally of cash, cash equivalents, auction rate securities and receivables. We invest our excess cash in money market funds. We have established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities. We hold no collateral for these financial instruments.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

Cash and Cash Equivalents

We consider all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject us to concentrations of credit risk. At December 31, 2013 and 2012, we have invested approximately $60,364 and $56,224, respectively, in cash equivalents in the form of money market funds with one major investment company and held approximately $4,898 and $2,614, respectively, in a single commercial bank.

Accounts Receivable

We estimate the level of accounts receivable which ultimately will be uncollectable based on a review of specific receivable balances, industry experience and the current economic environment. We reserve for affected accounts receivable an allowance for doubtful accounts, which at December 31, 2013 was $7.

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

At December 31, 2013 and 2012, our investment in auction rate securities (recorded as long-term assets in the Consolidated Balance Sheets) amounted to $2,208 and $3,240, respectively. Valuation of securities is subject to uncertainties that are difficult to predict, such as changes to credit ratings of the securities and/or the underlying assets supporting them, default rates applicable to the underlying assets, underlying collateral value, discount rates, counterparty risk, ongoing strength and quality of market credit and liquidity and general economic and market conditions. The valuation of the auction rate securities we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of December 31, 2013 and the temporary impairment amount decreased $68 from $260 at December 31, 2012 to $192. All income generated from these investments was recorded as interest income (see Note 4).

In-Process Research and Development and Goodwill

The fair values of in-process research and development (IPR&D) acquired in business combinations are capitalized. The Company utilizes the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have a decline in their fair value are adjusted downward and an expense is recognized as part of the general and administrative expenses in the Consolidated Statements of Operations. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the fair value of the reporting unit, calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value. No goodwill impairment has been recognized as of December 31, 2013. The Company has determined that it has only one reporting unit, which includes the acquired Molecular Insight.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

The following table reflects the components of the finite lived intangible assets as of December 31, 2013:

	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite lived intangible assets	$21	$2	$19
Total	$21	$2	$19

The weighted-average remaining life of the finite lived intangible assets is five years at December 31, 2013.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the period from January 18, 2013 to December 31, 2013 was $2. Estimated amortization expense related to intangible assets existing as of December 31, 2013 is approximately $4 annually for each of the succeeding five years.

The following table summarizes the activity related to the Company's goodwill and indefinite lived IPR&D:

	Goodwill	IPR&D
Balance at January 1, 2013	$-	$-
Increase related to MIP acquisition	7,702	32,300
Reclassification to finite lived IPR&D	-	(21)
Impairment	-	(919)
Balance at December 31, 2013	$7,702	$31,360

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

Recurring Fair Value Measurements

We believe the carrying amounts of the Company's cash equivalents, accounts receivable, other current assets, other assets (restricted cash providing collateral for a letter of credit securing lease obligations) and accounts payable and accrued expenses approximated their fair values as of December 31, 2013 and 2012, due to their short-term nature; we consider them Level 1 instruments.

The fair value of the contingent consideration liability, consisting of future potential milestone payments related to the MIP acquisition was $15.7 million as of December 31, 2013 and $15.9 million as January 18, 2013, the acquisition date (see Note 2). The fair value of the contingent consideration liability is categorized as a Level 3 instrument, as displayed in Note 4. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2013, we reassessed the fair value of the contingent consideration and recorded a $0.2 million decrease, due to an increase in the discount period, and a corresponding credit in the general and administrative expenses in the fourth quarter of 2013. The December 31, 2013 contingent consideration of $15.7 million results from probability adjusted discounted cash flow and Monte Carlo simulation models which include estimates of significant milestone payments to former MIP stockholders under the acquisition agreement ranging from 2017 to 2022 and risk adjusted discount rates ranging from 10% to 12.5%.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

Nonrecurring Fair Value Measurements

The Company's non-financial assets, such as intangible assets and property and equipment, are measured and recorded at fair value on the acquisition date, and if indicators of impairment exist, we assess recoverability by measuring the amount of any impairment by comparing the carrying value of the asset to its then-current estimated fair value (for intangible assets) or to market prices for similar assets (for property and equipment). If the carrying value is not recoverable we record an impairment charge as a general and administrative expense in the Consolidated Statements of Operations. The company reassessed the value of the indefinite lived intangible assets and recorded a non-cash charge to earnings of $919 in the fourth quarter of 2013. This impairment was the result of change in the Level 3 assumptions: (i) the timing of the estimated beginning of cash inflows from 2014 to 2018 and (ii) an increase in discount rate from 15% to 18% for the Onalta intangible asset. In connection with the second quarter amendment of the Company's Tarrytown lease, we recognized impairment losses of $347 on leasehold improvements and machinery and equipment removed from service which are included in Research and development expenses in our accompanying Consolidated Statements of Operations for the year ended December 31, 2013. As a result of closing our biologics pilot facilities in 2011, an impairment loss of $22 was included in Research and development expenses in our accompanying Consolidated Statement of Operations during 2011. No impairments occurred for the year ended December 31, 2012.

Other current assets are comprised of prepaid expenses, interest, deferred tax asset and other receivables of $1,943 and $1,692 at December 31, 2013 and 2012, respectively, which are expected to be settled within one year. Restricted cash of $157 and $150 at December 31, 2013 and 2012, respectively, consists of collateral for a letter of credit securing lease obligations. We believe the carrying value of these assets approximates fair value.

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

Deferred Lease Liability and Incentive

Our lease agreements include fixed escalations of minimum annual lease payments and we recognize rental expense on a straight-line basis over the lease terms and record the difference between rent expense and current rental payments as deferred rent. Deferred lease incentive includes a construction allowance from our landlord which is amortized as a reduction to rental expense on a straight-line basis over the lease term. As of December 31, 2013 and 2012, the Consolidated Balance Sheets include the following:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

	2013	2012
Other current liabilities:
Deferred lease incentive	$115	$115
Total other current liabilities	$115	$115
Other liabilities:
Deferred lease liability	$224	$273
Deferred lease incentive	690	805
Total other liabilities	$914	$1,078

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

Uncertain tax positions are accounted for in accordance with ASC 740 Income Taxes, which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that we have taken or expect to take on a tax return. ASC 740 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. We review our nexus in various tax jurisdictions and our tax positions related to all open tax years for events that could change the status of our ASC 740 liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. Those positions, for which management's assessment is that there is more than a 50 percent probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to the measurement criteria of ASC 740. We record the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Any ASC 740 liabilities for which we expect to make cash payments within the next twelve months are classified as "short term." In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will record interest and penalties as a component of income taxes (see Note 13).

Risks and Uncertainties

We have to date relied principally on external funding, collaborations with Salix, Fuji and others, out-licensing and asset sale arrangements, royalty and product revenue to finance our operations. There can be no assurance that our research and development will be successfully completed, that any products developed will obtain necessary marketing approval by regulatory authorities or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology, and we are dependent upon satisfactory relationships with our partners and the continued services of our current employees, consultants and subcontractors. We are also dependent upon Salix, Fuji and Ono fulfilling their manufacturing obligations, either on their own or through third-party suppliers. For 2013, 2012 and 2011, the primary sources of our revenues were Salix, Ono, Fuji, asset out-licensing and disposition, and research grant revenues from the NIH. There can be no assurance that revenues from asset out-licensing and disposition, Salix, Ono and Fuji or from research awards will continue. Substantially all of our accounts receivable at December 31, 2013 and 2012 were from the above-named sources.

Comprehensive (Loss) Income

Comprehensive (loss) income represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive (loss) income includes net (loss) income adjusted for the change in net unrealized gain or loss on auction rate securities. The disclosures required by ASC 220 Comprehensive Income for 2013, 2012 and 2011 have been included in the Consolidated Statements of Comprehensive (Loss) Income. There was no income tax expense/benefit allocated to any component of Other Comprehensive (Loss) Income (see Note 13).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

Impact of Recently Adopted Accounting Standards

In February 2013, the FASB issued ASU No. 2013-02, which requires presentation of amounts reclassified out of accumulated other comprehensive income by component. The ASU is effective for reporting periods beginning after December 15, 2012. We adopted this new standard on January 1, 2013 and it had no material impact on our consolidated financial statements.

4. Fair Value Measurements

We record auction rate securities at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these securities is recorded as a component of other comprehensive (loss) income. We also record the contingent consideration liability resulting from the MIP acquisition at fair value in accordance with ASC 820-10-50.

The following tables present our money market funds, included in cash and cash equivalents, and auction rate securities assets and contingent consideration liability measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy:

		Fair Value Measurements at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$60,364	$60,364	$-	$-
Auction rate securities	2,208	-	-	2,208
Total Assets	$62,572	$60,364	$-	$2,208

Liability:
Contingent consideration	$15,700	$-	$-	$15,700
Total Liability	$15,700	$-	$-	$15,700

		Fair Value Measurements at December 31, 2012
	Balance at December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money market funds	$56,224	$56,224	$-	$-
Auction rate securities	3,240	-	-	3,240
Total	$59,464	$56,224	$-	$3,240

At December 31, 2013, we hold $2,208 in auction rate securities which are classified as Level 3. The fair value of these securities includes $2,208 of U.S. government subsidized securities collateralized by student loan obligations, with maturities greater than 10 years. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. As of December 31, 2013, we have received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to the contractual terms in the governing instruments.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions or issuer calls of the securities, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. Significant increases (decreases) in the redemption period or discount rates would result in a significantly lower (higher) fair value measurement. In re-evaluating the valuation of these securities as of December 31, 2013, the temporary impairment amount, the duration of which is greater than 12 months, decreased from $260 at December 31, 2012, to $192, which is reflected as a part of accumulated other comprehensive loss on our accompanying Consolidated Balance Sheets and based on such re-evaluation, we believe that we have the ability to hold these securities until recovery of fair value. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

The estimated fair value of the contingent consideration liability of $15.7 million represents future potential milestone payments to former MIP stockholders. The Company considers this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs were the probabilities of achieving regulatory approval of the development projects and subsequent commercial success, and discount rates. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in general and administrative expenses in the Consolidated Statements of Operations.

The following table presents quantitative information pertaining to the fair value measurement of the Level 3 inputs:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Asset:
Auction Rate Securities	$2,208	Discounted cash flow model	Redemption period	5 to 15 years (6 years)
			Discount rate	0.25% - 3.00% (1.55%)
Contingent consideration liability:

Azedra commercialization	$2,300	Probability adjusted discounted cash flow model	Probability of success	40%
			Period of milestone expected achievement	2017
			Discount rate	10%

1404 commercialization	$2,000	Probability adjusted discounted cash flow model	Probability of success	31%
			Period of milestone expected achievement	2018
			Discount rate	10%

MIP-1095 commercialization	$500	Probability adjusted discounted cash flow model	Probability of success	19%
			Period of milestone expected achievement	2021
			Discount rate	10%

Net sales targets	$10,900	Monte-Carlo simulation	Probability of success	19% - 40% (32.8%)
			Period of milestone expected achievement	2018 - 2022
			Discount rate	12.5%

	Fair Value as of December 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Average)

Asset:
Auction Rate Securities	$3,240	Discounted cash flow model	Redemption period	4 to 15 years (5.9 years)
			Discount rate	0.125% - 2.102% (0.71%)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Asset – Auction Rate Securities Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	2013	2012
Balance at beginning of period	$3,240	$3,332
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net income (loss)	-	-
Included in comprehensive income (loss)	68	8
Settlements	(1,100)	(100)
Balance at end of period	$2,208	$3,240
Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	2013	2012
Balance at beginning of period	$-	$-
Fair value of contingent consideration – acquisition of Molecular Insight	15,900	-
Fair value adjustment to contingent consideration included in net loss	(200)	-
Balance at end of period	$15,700	$-
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(200)	$-

The following tables summarize the amortized cost basis, the aggregate fair value and gross unrealized holding gains and losses at December 31, 2013 and 2012:

	Amortized	Fair	Unrealized Holding
2013:	Cost Basis	Value	Gains	(Losses)	Net
Maturities greater than ten years:
Auction rate securities	$2,400	$2,208	$-	$(192)	$(192)
	$2,400	$2,208	$-	$(192)	$(192)

	Amortized	Fair	Unrealized Holding
2012:	Cost Basis	Value	Gains	(Losses)	Net
Maturities greater than ten years:
Auction rate securities	$2,500	$2,300	$-	$(200)	$(200)
Investments without stated maturity dates:
Auction rate securities	1,000	940	-	(60)	(60)
	$3,500	$3,240	$-	$(260)	$(260)

We compute the cost of its investments on a specific identification basis. Such cost includes the direct costs to acquire the securities, adjusted for the amortization of any discount or premium.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)
The following table shows the gross unrealized losses and fair value of our auction rate securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012.

2013:	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Auction rate securities	$-	$-	$2,208	$(192)	$2,208	$(192)
Total	$-	$-	$2,208	$(192)	$2,208	$(192)

2012:	Less than 12 Months		12 Months or Greater		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Auction rate securities	$-	$-	$3,240	$(260)	$3,240	$(260)
Total	$-	$-	$3,240	$(260)	$3,240	$(260)

Other-than-temporary impairment analysis on auction rate securities. The unrealized losses on our auction rate securities resulted from an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. At December 31, 2013 there was one and at December 31, 2012, there were two securities with a gross unrealized loss position of $192 and $260 ($2,208 and $3,240 of the total fair value), respectively.

The severity of the unrealized losses for auction rate securities at December 31, 2013 and 2012 was 8 percent below amortized cost, and the weighted average duration of the unrealized losses for these securities was 70 and 58 months, respectively.

We have evaluated our individual auction rate securities holdings for other-than-temporary impairment and determined that the unrealized losses as of December 31, 2013 and 2012 are attributable to uncertainty in the liquidity of the auction rate security market. Because we do not intend to sell these securities, and believe it is not more likely than not that we would be required to sell these securities before recovery of principal, we do not consider these securities to be other-than-temporarily impaired at December 31, 2013 and 2012.

5. Accounts Receivable

Our accounts receivable represent amounts due to Progenics from collaborators, royalties, research grants and the sales of research reagents and as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Collaborators	$12	$6,125
Royalties	2,862	781
Research grants	-	12
Other	12	19
	2,886	6,937
Less, allowance for doubtful accounts	(7)	-
Total	$2,879	$6,937

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)
6. Fixed Assets

Fixed assets as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
Computer equipment	$2,234	$2,166
Machinery and equipment	7,091	8,031
Furniture and fixtures	170	133
Leasehold improvements	5,020	5,327
Other	16	12
	14,531	15,669
Less, accumulated depreciation and amortization	(12,118)	(12,270)
Total	$2,413	$3,399

At December 31, 2013 and 2012, $2.0 million and $2.6 million, respectively, of leasehold improvements, net were being amortized over periods of 8.5-10.8 years, under leases with terms through December 31, 2020.

7. Accounts Payable and Accrued Expenses

The carrying value of our accounts payable and accrued expenses approximates fair value, as it represents amounts due to vendors and employees, which will be satisfied within one year. Accounts payable and accrued expenses as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Accrued consulting and clinical trial costs	$2,672	$2,193
Accrued payroll and related costs	2,123	1,552
Restructuring accrual	-	813
Legal and professional fees	608	774
Accounts payable	793	229
Other	316	79
Total	$6,512	$5,640

8. Restructuring

We reduced headcount in the third and fourth quarters of 2011, resulting in a restructuring accrual of $1.3 million for severance and related benefits which were paid through August 2012. We incurred other exit and contract termination costs, including expenses related to a lease amendment and consolidation of employees within reduced facility space. We also reduced headcount in the third quarter of 2012, resulting in a restructuring accrual of $1.9 million which was paid through August 2013, and the first quarter of 2013, resulting in an approximately $1.5 million restructuring accrual which was paid through the end of 2013. During the second quarter of 2013, we incurred other exit and contract termination costs, including lease termination and amendment and consolidation expenses ($1,359).

Activity in the restructuring accrual, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets, and in research and development and general and administrative expenses in the Consolidated Statements of Operations, is specified below.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2010	$-	$-	$-	$-
Additions, net	1,341	8	292	1,641
Payments	(770)	(2)	(138)	(910)
Balance at December 31, 2011	571	6	154	731
Additions, net	1,905	184	3	2,092
Payments	(1,663)	(190)	(157)	(2,010)
Balance at December 31, 2012	813	-	-	813
Additions, net	1,492	15	1,359	2,866
Payments	(2,305)	(15)	(1,359)	(3,679)
Balance at December 31, 2013	$-	$-	$-	$-

9. Stockholders' Equity

We are authorized to issue 160.0 million shares of Common Stock, par value $.0013, and 20.0 million shares of preferred stock, par value $.001. The Board of Directors has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board of Directors. In July 2013, we completed a public offering of 9,775 shares of common stock, with net proceeds of approximately $40.1 million.

10. Commitments and Contingencies

a. Operating Leases

As of December 31, 2013, we leased office, manufacturing and laboratory space, under lease agreements expiring in December 2020.

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease. In addition to rents due under these agreements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses.

As of December 31, 2013, future minimum annual payments under all operating lease agreements are as follows:

Years ending December 31,	Minimum Annual Payments
2014	$1,841
2015	1,887
2016	1,934
2017	1,983
2018	2,032
Thereafter	4,218
Total	$13,895

Rental expense totaled approximately $3,548, $2,074 and $3,475 for 2013, 2012 and 2011, respectively. For 2013 and 2012, amounts paid exceeded rent expense by $164 and $419, respectively, due to the recognition of lease incentives. For 2011, we recognized rent expense in excess of amounts paid of $63, due to the recognition of escalation clauses and lease incentives. Additional facility charges, including utilities, taxes and operating expenses, for 2013, 2012 and 2011 were approximately $2,330, $2,845 and $4,033, respectively.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

b. Licensing, Service and Supply Agreements

Progenics and its subsidiaries have entered into intellectual property-based license and service agreements in connection with product development programs, and have recognized milestone, license and sublicense fees and supply costs, included in research and development expenses, totaling approximately $567, $1,170 and $578 during the last three years, respectively.

	Paid from inception to December 31, 2013	Future (1) Commitments	Terms
Progenics agreements with:
Lonza Sales AG	$909	$824	Annual license fee payments, milestones and royalties, as applicable, in respect of oncology and other products.

PSMA LLC agreements with:
Seattle Genetics, Inc.	4,400	13,900
Milestone and periodic maintenance payments to use ADC technology to link chemotherapeutic agents to monoclonal antibodies that target prostate specific membrane antigen. ADC technology is based in part on technology licensed by SGI from third parties.

Amgen Fremont, Inc. (formerly Abgenix)	1,350	5,750	Milestones and royalties to use XenoMouse® technology for generating fully human antibodies to PSMA LLC's PSMA antigen.
Former member of PSMA LLC	278	52,188	Annual minimum royalty payments and milestones to use technology related to PSMA.

	Paid from acquisition date to December 31, 2013	Future (1) Commitments	Terms
MIP agreements with:

University of Zurich and the Paul Scherrer Institute	65	1,225	Annual maintenance and license fee payments, milestones and royalties in respect of licensed technology related to 1404.
University of Western Ontario	4	374	Annual minimum royalty, administration and milestone payments in respect of licensed technology related to Azedra.
Novartis Pharma AG and other interests	-	4,600	Milestone and royalty payments in respect of licensed technology related to Onalta.
Bayer Schering Pharma AG	-	9,000	Milestone and royalty payments in respect of licensed technology related to a MIP asset.

(1) Amounts based on known contractual obligations as specified in the respective license agreements, which are dependent on the achievement or occurrence of future milestones or events and exclude amounts for royalties which are dependent on future sales and are unknown.

We are seeking to out-license or terminate non-germane Molecular Insight licenses and service agreements, as to which we have paid $216 through December 31, 2013, and have future commitments of $3,453, subject to occurrence of future milestones or events.

c. Consulting Agreements

As part of our research and development efforts, we have from time to time entered into consulting agreements with external scientific specialists. These agreements contain various terms and provisions, including fees to be paid by us and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable by us. Certain of these scientists are advisors to Progenics, and some have purchased our Common Stock or received stock options which are subject to vesting provisions. We have recognized expenses with regard to the consulting agreements of $39, $8 and $27 for 2013, 2012 and 2011, respectively. Those expenses include the fair value of stock options granted during 2013 and 2011, which were fully vested at grant date, of approximately $7 and $11, respectively. Such amounts of fair value are included in research and development expense for each year presented (see Note 11).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

d. Retirement Agreement

On March 14, 2012, Progenics and company founder Paul J. Maddon entered into an agreement providing for his retirement as Chief Science Officer. In connection with Dr. Maddon's retirement and termination of his employment agreement, Progenics agreed to pay him an amount equal to $1,789 and provide other benefits under the agreement.

e. Related Party Agreement

In December 2012, Progenics entered into a financial advisory agreement with MTS Health Partners, L.P., of which the Company's Board Chair is a Senior Managing Director and partner, on customary terms and conditions, whereby, in 2013, MTS has received monthly retainers totaling $55 during the term of the agreement and $300 for MTS' services in connection with the Molecular Insight acquisition described in Note 2. This agreement was terminated in June 2013.

f. Legal Proceedings

Progenics is a party to a proceeding brought by a former employee complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee. The Company believes the former employee's claims are without merit and is contesting the matter vigorously. The federal District Court hearing the case issued in July 2013 an order denying our motion for summary judgment dismissing the former employee's complaint, making it likely that the proceeding will continue to trial. Given the inherent uncertainty attendant to the proceeding, it is not possible at this time to estimate the likelihood or potential magnitude of any outcome, and we have accordingly not recorded any associated liability in these Consolidated Financial Statements.

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

11. Share-Based Payment Arrangements

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

We have adopted two stock incentive plans, the 1996 Amended Stock Incentive Plan (terminated in 2006) and the 2005 Stock Incentive Plan. Under these Plans as amended, up to 5,000 and 8,450 shares of common stock, respectively, have been reserved for the issuance of awards to employees, consultants, directors and other individuals who render services to Progenics (collectively, Awardees). The Plans contain anti-dilution provisions in the event of a stock split, stock dividend or other capital adjustment as defined. Each Plan provides for the Board or Committee to grant to Awardees stock options, stock appreciation rights, restricted stock, performance awards or phantom stock, as defined (collectively, Awards). The Committee is also authorized to determine the term and vesting of each Award and the Committee may in its discretion accelerate the vesting of an Award at any time. Stock options granted under the Plans generally vest pro rata over three to five years and have terms of ten years. Restricted stock issued under either Plan generally vested annually over three to five years, unless specified otherwise by the Committee. The exercise price of outstanding non-qualified stock options is usually equal to the fair value of our common stock on the date of grant. The exercise price of non-qualified stock options granted from the 2005 Plan and incentive stock options (ISO) granted from the Plans may not be lower than the fair value of our common stock on the dates of grant. At December 31, 2013, 2012 and 2011, all outstanding stock options were non-qualified options. The 2005 Plan will terminate in April 2015; options granted before termination of the Plans will continue under the respective Plans until exercised, cancelled or expired.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
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

Under ASC 718 Compensation – Stock Compensation, the fair value of each non-qualified stock option award is estimated on the date of grant using the Black-Scholes option pricing model, which requires input assumptions noted in the following table. Ranges of assumptions for inputs are disclosed where the value of such assumptions varied during the related period. Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since it provides the most reliable indication of future volatility. Future volatility is expected to be consistent with historical; historical volatility is calculated using a simple average calculation; historical data is available for the length of the option's expected term and a sufficient number of price observations are used consistently. Since our stock options are not traded on a public market, we do not use implied volatility. For 2013, 2012 and 2011 our expected term was calculated based upon historical data related to exercise and post-termination cancellation activity; accordingly, for grants issued to employees and directors and officers (excluding our former CEO in 2011), we are using expected terms of 5.3 and 7.4 years, 5.4 and 7.4 years and 5.3 and 7.4 years, respectively. The expected term of stock options granted to our former CEO in 2011 was calculated separately from stock options granted to employees and directors and officers, and was 8 years for 2011. The expected term for options granted to non-employees was also calculated separately from stock options granted to employees and directors and officers and was ten years, which is the contractual term of those options. We have never paid dividends and do not expect to pay dividends in the future. Therefore, our dividend rate is zero. The risk-free rate for periods within the expected term of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The following table presents assumptions used in computing the fair value of option grants during 2013, 2012 and 2011:

	2013	2012	2011

Expected volatility	73% – 90%	70% – 85%	68% – 78%
Expected dividends	Zero	Zero	Zero
Expected term (years)	5.3 – 10	5.3 – 10	5.3 – 10
Weighted average expected term (years)	5.96	6.11	6.17
Risk-free rate	0.76% – 2.83%	0.57% – 1.71%	0.77% – 2.97%

A summary of option activity under the Plans as of December 31, 2013 and changes during the year then ended is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Yr.)	Aggregate Intrinsic Value

Outstanding at January 1, 2013	5,366	$12.27
Granted	1,018	5.13
Exercised	(14)	5.08
Forfeited	(608)	10.63
Expired	(463)	14.70
Outstanding at December 31, 2013	5,299	10.89	5.82	$304
Exercisable at December 31, 2013	3,875	$12.45	4.86	$118

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)
The weighted average grant-date fair value of options granted under the Plans during 2013, 2012 and 2011 was $3.74, $6.38 and $5.51, respectively. The total intrinsic value of options exercised during 2013, 2012 and 2011 was $11, $174 and $345, respectively.

The options granted under the Plans, described above, include non-qualified stock options granted to our former CEO on July 3, 2006. For the 2006 award, the requisite service period is the shortest of the explicit or implied service periods and the explicit service period for this award is nine years and 11 months from the grant date. On July 1, 2011 and March 1, 2012, we granted option awards to our CEO which vests on the basis of the achievement of specified performance-based milestones. The options have exercise prices equal to the closing price of our common stock on the dates of grant. The awards are valued using the Black-Scholes option pricing model. The expense related to the grants with performance and market-based milestones will be recognized over the shortest estimated time for the achievement of the performance or market conditions. The awards will not vest unless one of the milestones is achieved or the market condition is met. Changes in the estimate of probability of achievement of any performance or market condition will be reflected in compensation expense of the period of change and future periods affected by the change.

At December 31, 2013, the estimated requisite service periods for the 2006, 2011 and 2012 awards, described above, were 2.5, 1.0 and 1.0 years, respectively. For 2013, 2012 and 2011, the total compensation expense recognized for the performance-based options was $0.1 million, $2.0 million and $0.4 million, respectively.

A summary of the status of our outstanding restricted stock awarded under the Plans as of December 31, 2013 and changes during the year then ended is presented below:

Restricted Stock Awards	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	28	$5.35
Granted	-	-
Vested	(27)	5.35
Forfeited	(1)	5.35
Nonvested at December 31, 2013	-	$-

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

The fair value of shares purchased under the Purchase Plans was estimated on the date of grant in accordance with ASC 718 Compensation – Stock Compensation, via the same option valuation model used for options granted under the Plans, but with the following assumptions during 2011:

2011

Expected volatility	43% – 51%
Expected dividends	zero
Expected term	6 months
Risk-free rate	0.06% – 0.22%

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)
Purchases of common stock under the Purchase Plans during 2011 are summarized as follows:

	Qualified Plan			Non-Qualified Plan
	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value	Shares Purchased	Price Range	Weighted Average Grant-Date Fair Value

2011	428	$4.62 – $5.65	$0.88	162	$4.62 – $5.65	$0.84

The total compensation expense of shares, granted to both employees and non-employees, under all of our share-based payment arrangements that was recognized in operations during 2013, 2012 and 2011 was:

	2013	2012	2011
Recognized as:
Research and Development	$2,524	$4,568	$4,499
General and Administrative	1,022	1,968	1,863
Total	$3,546	$6,536	$6,362

No tax benefit was recognized related to such compensation cost because of the Company's net operating losses and the related deferred tax assets were fully offset by valuation allowance. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the periods presented.

As of December 31, 2013, there was $4.4 million of total unrecognized compensation cost related to non-vested stock options under the 1996 and 2005 Plans. Those costs are expected to be recognized over a weighted average period of 2.1 years. Cash received from exercises under all share-based payment arrangements for 2013 was $0.1 million. We issue new shares of our common stock upon share option exercises.

In applying the treasury stock method for the calculation of diluted EPS, amounts of unrecognized compensation expense and windfall tax benefits are required to be included in the assumed proceeds in the denominator of the diluted EPS calculation unless they are anti-dilutive. We incurred net losses for 2013 and 2012 and, therefore, such amounts have not been included in the calculations for those periods since they would be anti-dilutive. As a result, basic and diluted EPS are the same for the 2013 and 2012 periods. We reported net income for 2011 and included the dilutive effect of unrecognized compensation expense in the assumed proceeds in the denominator of the diluted EPS calculation. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls, for purposes of diluted EPS calculation, excluding the impact of deferred tax assets. This policy decision will apply when we have net income and windfall tax benefits/shortfalls are realizable.

12. Employee Savings Plan

The terms of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the Amended Plan), among other things, allow eligible employees to participate in the Amended Plan by electing to contribute to the Amended Plan a percentage of their compensation to be set aside to pay their future retirement benefits. During the three years ended December 31, 2013, we matched 50% of those employee contributions that are equal to 5%-8% of compensation and are made by eligible employees to the Amended Plan (the Matching Contribution). In addition, we may also make a discretionary contribution each year on behalf of all participants who are non-highly compensated employees. We made Matching Contributions of approximately $330, $535 and $597 to the Amended Plan for 2013, 2012 and 2011, respectively. No discretionary contributions were made during those years.

13. Income Taxes

We account for income taxes using the liability method in accordance with ASC 740 Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

There is no provision or benefit for federal or state income taxes for 2013, 2012 and 2011, other than $0.4 million income tax benefit in 2013, resulting from the change in the temporary difference between carrying amounts of in-process research and development assets for financial reporting purposes and the amounts used for income tax purposes. We have completed a calculation through March 31, 2011, under Internal Revenue Code Section 382, the results of which indicate that past ownership changes will limit utilization of NOLs in the future. Ownership changes subsequent to March 31, 2011, may further limit the future utilization of net operating loss and tax credit carry-forwards as defined by the federal and state tax codes.

Deferred tax assets and liabilities as of December 31, 2013 and 2012, consisted of the following:

	2013	2012
Deferred tax assets:
Depreciation and amortization	$6,165	$6,497
R&E tax credit carry-forwards	5,129	11,843
NYS investment tax credit carry-forwards	1,095	1,084
AMT credit carry-forwards	211	211
Net operating loss carry-forwards	190,263	112,966
Capitalized research and development expenditures	25,231	30,884
Stock compensation	13,826	14,436
Other items	1,097	2,193
Total gross deferred tax assets	243,017	180,114
Less: Valuation allowance	(243,017)	(178,045)
Deferred tax assets	-	2,069
Deferred tax liability - current	-	(2,069)
Deferred tax liability – long term	(12,321)	-
Net deferred tax liability	$(12,321)	$-

We do not recognize deferred tax assets considering our history of taxable losses and the uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets. For 2013 and 2012, we incurred net losses for tax purposes. For 2011, we had income for tax purposes and such amount was offset completely by our available net operating loss carry-forwards. We recognized a full tax valuation against deferred taxes at December 31, 2013. In 2012, we recognized deferred income tax assets, net of a valuation allowance, of $2,069 ($17 in current assets and $2,052 in non-current assets) and in 2013 and 2012 we recognized deferred income tax liabilities of $12,321 and $2,069, respectively to reflect the net tax effects of temporary differences between the carrying amounts of certain assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The recognition of these deferred income tax assets and liabilities had no effect on our net loss for 2012, however, it resulted in $362 income tax benefit for 2013.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)
The following is a reconciliation of income taxes computed at the Federal statutory income tax rate to the actual effective income tax provision during 2013, 2012 and 2011:

	2013	2012	2011

U.S. Federal statutory rate	(34.0)%	(35.0)%	35.0%
State income taxes, net of Federal benefit	(4.9)	(5.4)	8.0
Research and experimental tax credit	(3.6)	-	(4.1)
Change in valuation allowance	11.4	34.7	(22.6)
Effect of federal tax rate bracket change on valuation allowance	8.7	-	(34.8)
Equity compensation	3.1	4.2	17.0
Investment tax credit	(0.1)	-	(0.1)
NOL expiration – Section 382	18.6	-	-
Other	-	1.5	1.6
Income tax provision (benefit)	(0.8)%	0.0%	0.0%

As of December 31, 2013, we had available, for tax return purposes, unused federal NOLs of approximately $513.8 million, which will expire in various years from 2018 to 2033, $18.2 million of which were generated from deductions post January 1, 2006 that, when realized, will reduce taxes payable and will increase paid-in-capital and are not reflected in our deferred tax assets above. Additionally, $11.2 million of the valuation allowance relates to NOLs attributable to excess tax deductions for equity compensation pre January 1, 2006. When realized this will also be reflected as an increase to paid-in-capital. Also, we had available, for tax return purposes, unused state NOLs of approximately $453.1 million, which will expire in various years from 2019 to 2033.

We have reviewed our nexus in various tax jurisdictions and our tax positions related to all open tax years for events that could change the status of our ASC 740 Income Taxes liability, if any, or require an additional liability to be recorded. During 2013, 2012 and 2011, we had no unrecognized tax benefits resulting from tax positions during a prior or current period, settlements with taxing authorities or the expiration of the applicable statute of limitations, except for the $0.4 million income tax benefit recognized in 2013, resulting from the change in the difference between carrying amounts of in-process research and development assets for financial reporting purposes and the amounts used for income tax purposes. We have not, as of yet, conducted a study of our research and development credit carry-forwards. Such a study might result in an adjustment to our research and development credit carry-forwards, but until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under ASC 740-10. A full valuation allowance has been provided against the Company's research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the statements of operations and comprehensive loss if an adjustment was required.

As of December 31, 2013, we are subject to federal and state income tax in the U.S. Open tax years relate to years in which unused net operating losses were generated or, if used, for which the statute of limitation for examination by taxing authorities has not expired. Our open tax years extend back to 1996. No amounts of interest or penalties were recognized in our Consolidated Statements of Operations or Consolidated Balance Sheets as of and for 2013, 2012 and 2011.

Our research and experimental (R&E) tax credit carry-forwards of approximately $5.1 million at December 31, 2013 expire in various years from 2018 to 2033. During 2013, research and experimental tax credit carry-forwards of approximately $20 expired. The American Taxpayer Relief Act of 2012, enacted on January 2, 2013, retroactively reinstated the federal research and development credit for 2012 and extended these credits through 2013.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)
As of December 31, 2013, we have not recognized any liability for uncertain tax positions, because of our full valuation allowance. We will recognize interest and penalties related to these positions, should such costs be assessed. As of December 31, 2013, we have not recognized interest and penalties. The recognition of unrecognized tax benefits would not affect our effective tax rate because the tax benefit would be offset by an increase in our valuation allowance.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the year ended December 31, 2013.

2013

Beginning uncertain tax benefits	$2,661
Current year - increases	-
Current year - decreases	-
Settlements	-
Expired statuses	-
Ending uncertain tax benefits	$2,661

14. Net Income (Loss) Per Share

Our basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. For 2013 and 2012, we reported net losses and, therefore, potential common shares were not included since such inclusion would have been anti-dilutive. For 2011, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect, determined using the treasury stock method, of potential common shares outstanding. As of December 31, 2012 and 2011, our 28 and 98, respectively, shares of unvested restricted stock with non-forfeitable rights to dividends were outstanding; all such shares were vested at the end of December 31, 2013. The allocation of 2012 net losses and the 2011 net income to these participating securities pursuant to the two-class method is not material to both basic and diluted earnings per share. The calculations of net loss per share, basic and diluted, are as follows:

	Net (Loss) Income (Numerator)	Weighted Average Common Shares (Denominator)	Per Share Amount
2013:
Basic and diluted	$(42,572)	55,798	$(0.76)
2012:
Basic and diluted	$(35,431)	34,754	$(1.02)
2011:
Basic	$10,381	33,375	$0.31
Dilutive effect of stock options	-	66
Dilutive effect of restricted stock	-	53
Diluted	$10,381	33,494	$0.31

During 2013, 2012 and 2011, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(amounts in thousands, except per share amounts or as otherwise noted)

	2013		2012		2011
	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price	Weighted Average Number	Weighted Average Exercise Price
Options	5,969	$11.54	5,947	$12.32	4,543	$14.92
Restricted stock	-		60		45
Total	5,969		6,007		4,588

15. Unaudited Quarterly Results (unaudited)

Summarized quarterly financial data during 2013 and 2012 are as follows:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$2,226	$1,801	$867	$2,968
Net loss	(11,258)	(12,263)	(10,500)	(8,551)
Net loss per share - basic and diluted	(0.22)	(0.24)	(0.17)	(0.14)

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues (1)	$2,226	$1,820	$1,117	$8,885
Net loss	(13,086)	(10,720)	(11,301)	(324)
Net loss per share - basic and diluted	(0.39)	(0.32)	(0.33)	(0.01)
_______________

(1)	Revenues in the fourth quarter of 2012 include $5.0 million and $2.8 million from the MedImmune and CytoDyn Agreements, respectively.

16. Subsequent Event

During the first quarter of 2014, we established a $150 million shelf registration statement (inclusive of approximately $31.7 million of availability under a superseded registration) which we used for our recent underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37.5 million.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Year ended December 31,	Beginning Balance	Additions Charged to General and administrative expenses	Deductions Accounts Written Off During Period	Ending Balance
(in thousands)
2013	$-	$7	$-	$7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
By:	/s/ MARK R. BAKER
Mark R. Baker Chief Executive Officer and Director (Principal Executive Officer)

Date: March 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ PETER J. CROWLEY	Chairman	March 13, 2014
Peter J. Crowley

/s/ PAUL J. MADDON	Vice Chairman	March 13, 2014
Paul J. Maddon, M.D., Ph.D.

/s/ MARK R. BAKER	Chief Executive Officer and Director	March 13, 2014
Mark R. Baker	(Principal Executive Officer)

/s/ KAREN J. FERRANTE	Director	March 13, 2014
Karen J. Ferrante, M.D.

/s/ MICHAEL D. KISHBAUCH	Director	March 13, 2014
Michael D. Kishbauch

/s/ DAVID A. SCHEINBERG	Director	March 13, 2014
David A. Scheinberg, M.D., Ph.D.

/s/ NICOLE S. WILLIAMS	Director	March 13, 2014
Nicole S. Williams

/s/ ANGELO W. LOVALLO, JR.	Vice President, Finance and Treasurer	March 13, 2014
Angelo W. Lovallo, Jr.	(Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit
Number *	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated By-laws of the Registrant.
4.1(3)	Specimen Certificate for Common Stock, $0.0013 par value per share, of the Registrant.
10.5(4)	Amended and Restated 1996 Stock Incentive Plan‡
10.6.3(5)	Amended 2005 Stock Incentive Plan ‡
10.6.4(6)	Form of Non-Qualified Stock Option Award Agreement ‡
10.6.5(6)	Form of Restricted Stock Award Agreement ‡
10.7(7)	Form of Indemnification Agreement‡
10.8.2(8)	Retirement Agreement, dated as of March 14, 2012, between the Registrant and Dr. Paul J. Maddon‡
10.9(3)	Letter dated August 25, 1994 between the Registrant and Dr. Robert J. Israel‡
10.16(9)†	Development and License Agreement, dated April 30, 1999, between Protein Design Labs, Inc. and the Registrant.
10.16.1(10)	Letter Agreement, dated November 24, 2003, relating to the Development and License Agreement between Protein Design Labs, Inc. and the Registrant.
10.19(11)†	Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.19.1(12)	Amendment to Exclusive Sublicense Agreement, dated September 21, 2001, between the Registrant and UR Labs, Inc.
10.21.1(13)	Amended and Restated Agreement of Lease, dated October 28, 2009, between BMR-Landmark at Eastview LLC and the Registrant.
10.23
Information concerning compensation of the Registrant's non-employee directors is included in the Registrant's proxy material for its 2013 Annual Meeting of Stockholders and its Current Report on Form 8-K filed on
September 12, 2013 and is incorporated herein by reference.‡

10.25(14) †
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

10.26(15)	Membership Interest Purchase Agreement, dated April 20, 2006, between the Registrant Inc. and Cytogen Corporation.
10.27(15) †	Amended and Restated PSMA/PSMP License Agreement, dated April 20, 2006, by and among the Registrant, Cytogen Corporation and PSMA Development Company LLC.
10.29(16) †	License Agreement, dated as of October 16, 2008, by and among Ono Pharmaceutical Co., Ltd. and the Registrant.
10.30(16) †
Partial Termination and License Agreement, dated October 16, 2008, by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc. and Wyeth-Ayerst Lederle, Inc. and the Registrant and Progenics Pharmaceuticals Nevada, Inc.

10.31(16) †
Consent, Acknowledgment and Agreement, dated as of October 16, 2008, by and among Wyeth, acting through Wyeth Pharmaceuticals Division, Wyeth-Whitehall Pharmaceuticals, Inc. and Wyeth-Ayerst Lederle, Inc., the Registrant and Ono Pharmaceutical Co., Ltd.

10.32(16) †
2008 Agreement Related to Progenics' MNTX In-License, dated October 16, 2008, by and among the University of Chicago, acting on behalf of itself and ARCH Development Corporation, the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Ono Pharmaceutical Co., Ltd.

E-1

10.34(17) †	Collaboration Agreement, effective June 14, 2005, by and between Seattle Genetics, Inc. and PSMA Development Company, LLC.
10.37(9) †	License Agreement dated as of February 3, 2011, by and between Salix Pharmaceuticals, Inc., the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Excelsior Life Sciences Ireland Limited.
10.37.1(9) †
2010 Agreement Related to Progenics' MNTX In-License, dated February 3, 2011, by and among the University of Chicago, acting on behalf of itself and ARCH Development Corporation, the Registrant, Progenics Pharmaceuticals Nevada, Inc. and Salix Pharmaceuticals, Inc.

10.38(18) †
Stock Purchase and Sale Agreement, dated January 16, 2013, by and between Molecular Insight Pharmaceuticals, Inc., its Stockholders, the Registrant, and Highland Capital Management, L.P., as Stockholders Representative.

10.39(18) †	License Agreement, dated September 1, 2012, by and between FUJIFILM RI Pharma Co., Ltd. and Molecular Insight Pharmaceuticals, Inc.
10.40 ††	License Agreement, dated May 2, 2012, between Molecular Insight Pharmaceuticals, Inc., the University of Zurich and the Paul Scherrer Institute.
10.41(19)	License Agreement, dated as of December 15, 2000, between Molecular Insight Pharmaceuticals, Inc. and The Board of Governors of the University of Western Ontario.
10.42(19)	License Agreement, dated as of November 3, 2006, between Molecular Insight Pharmaceuticals, Inc. and Novartis Pharma AG, together with First Amendment, dated January 4, 2007, thereto.
10.43(20)
Controlled Equity OfferingSM Sales Agreement dated as of January 23, 2014, by and between the Registrant and Cantor Fitzgerald & Co. (filed as Exhibit 1.1 to Registration Statement on Form S-3, Commission File No. 333-193521.

12.1	Statement re computation of ratio of earnings (loss) to combined fixed charges and preferred stock dividends.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of Ernst & Young LLP.
31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Angelo W. Lovallo, Jr., Vice President, Finance & Treasurer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Angelo W. Lovallo, Jr., Vice President, Finance & Treasurer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

*	Exhibits footnoted as previously filed have been filed as an exhibit to the document of the Registrant or other registrant referenced in the footnote below, and are incorporated by reference herein.

(1)	Previously filed in Current Report on Form 8-K filed on June 13, 2013.
(2)	Previously filed in Current Report on Form 8-K filed on March 16, 2012.
(3)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.
(4)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-120508.
(5)	Previously filed in Current Report on Form 8-K filed on June 17, 2013.
(6)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.
(7)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(8)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.
(9)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
(10)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2004.
(11)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2002.
(12)	Previously filed in Current Report on Form 8-K filed on September 20, 2004.
(13)	Previously filed in Current Report on Form 8-K filed on November 28, 2012.
(14)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2005.
E-2

(15)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(16)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2008.
(17)	Previously filed in Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2009.
(18)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(19)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-129570 filed by Molecular Insight Pharmaceuticals, Inc.
(20)	Previously incorporated in Current Report on Form 8-K filed on January 24, 2014 by reference to Exhibit 1.1 to Registration Statement on Form S-3, Commission File No. 333-193521.

†	Confidential treatment granted as to certain portions omitted and filed separately with the Commission.
††	Confidential treatment requested as to certain portions omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.

E-3