Form 10-Q
period 2014-03-31
PROGENICS PHARMACEUTICALS INC
filed 2014-05-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

As of May 2, 2014, a total of 69,555,634 shares of common stock, par value $.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,036	$65,860
Accounts receivable, net	817	2,879
Other current assets	2,845	1,943
Total current assets	97,698	70,682
Auction rate securities	2,208	2,208
Fixed assets, at cost, net of accumulated depreciation and amortization	2,280	2,413
Intangible assets, net (Note 5)	31,378	31,379
Goodwill	7,702	7,702
Other assets	158	157
Total assets	$141,424	$114,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,981	$6,512
Other current liabilities	115	115
Total current liabilities	4,096	6,627
Contingent consideration liability	16,200	15,700
Deferred tax liability – long term	12,321	12,321
Other liabilities	913	914
Total liabilities	33,530	35,562
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 160,000,000 shares authorized; issued – 69,775,404 in 2014 and 61,025,404 in 2013	91	79
Additional paid-in capital	586,726	548,510
Accumulated deficit	(475,990)	(466,677)
Accumulated other comprehensive loss	(192)	(192)
Treasury stock, at cost (200,000 shares in 2014 and 2013)	(2,741)	(2,741)
Total stockholders' equity	107,894	78,979
Total liabilities and stockholders' equity	$141,424	$114,541

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Revenues:
Royalty income	$735	$1,157
Collaboration revenue	1,049	853
Research grants	-	198
Other revenues	31	18
Total revenues	1,815	2,226

Expenses:
Research and development	6,934	8,721
License fees – research and development	90	70
Royalty expense	82	116
General and administrative	3,890	4,314
Depreciation and amortization	144	277
Total expenses	11,140	13,498

Operating loss	(9,325)	(11,272)

Other income:
Interest income	12	14
Total other income	12	14

Net loss	$(9,313)	$(11,258)

Net loss per share – basic and diluted	$(0.15)	$(0.22)
Weighted-average shares – basic and diluted	63,958	50,116

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Net loss	$(9,313)	$(11,258)
Other comprehensive income:
Net change in unrealized loss on auction rate securities	-	8
Total other comprehensive income	-	8
Comprehensive loss	$(9,313)	$(11,250)

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(amounts in thousands)
(Unaudited)

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2013	61,025	$79	$548,510	$(466,677)	$(192)	(200)	$(2,741)	$78,979
Net loss	-	-	-	(9,313)	-	-	-	(9,313)
Compensation expenses for share-based payment arrangements	-	-	773	-	-	-	-	773
Sale of common stock in public offering, net of underwriting discounts and commissions ($2,415) and offering expenses ($380)	8,750	12	37,443	-	-	-	-	37,455
Balance at March 31, 2014	69,775	$91	$586,726	$(475,990)	$(192)	(200)	$(2,741)	$107,894

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2012	46,765	$61	$493,613	$(424,105)	$(260)	(200)	$(2,741)	$66,568
Net loss	-	-	-	(11,258)	-	-	-	(11,258)
Other comprehensive income	-	-	-	-	8	-	-	8
Compensation expenses for share-based payment arrangements	-	-	749	-	-	-	-	749
Acquisition of subsidiary, net of issuance costs	4,472	6	11,214	-	-	-	-	11,220
Exercise of stock options	1	-	3	-	-	-	-	3
Balance at March 31, 2013	51,238	$67	$505,579	$(435,363)	$(252)	(200)	$(2,741)	$67,290

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,313)	$(11,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	144	277
Gains on sales of fixed assets	(43)	(75)
Change in contingent consideration liability	500	-
Expenses for share-based compensation awards	773	749
Changes in assets and liabilities:
Decrease in accounts receivable	2,062	5,402
(Increase) decrease in other current assets	(905)	440
(Increase) in other assets	(1)	-
(Decrease) in accounts payable and accrued expenses	(2,531)	(630)
(Decrease) in deferred revenue - current	-	(460)
(Decrease) increase in other liabilities	(1)	4
Net cash used in operating activities	(9,315)	(5,551)
Cash flows from investing activities:
Cash acquired in acquisition of subsidiary	-	1,888
Capital expenditures	(10)	(35)
Proceeds from sales of fixed assets	46	86
Proceeds from redemption of auction rate securities	-	100
Net cash provided by investing activities	36	2,039
Cash flows from financing activities:
Equity issuance costs in connection with acquisition of subsidiary	-	(45)
Proceeds from public offering of common stock, net of underwriting discounts and commissions and offering expenses	37,455	-
Proceeds from the exercise of stock options	-	3
Net cash provided by (used in) financing activities	37,455	(42)
Net increase (decrease) in cash and cash equivalents	28,176	(3,554)
Cash and cash equivalents at beginning of period	65,860	58,838
Cash and cash equivalents at end of period	$94,036	$55,284

Supplemental disclosure of cash flow information:
Contingent consideration liability		$15,900
Stock acquisition consideration		$11,265

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. ("Progenics," "we" or "us") develops innovative medicines for oncology. Our clinical development efforts center on late-stage oncology assets. We are conducting a phase 2 clinical trial of our therapeutic candidate for prostate cancer, PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC), and have recently completed a phase 2 trial of 1404 (trofolastat), an imaging agent candidate also for prostate cancer. We are resuming a pivotal phase 2 clinical trial of Azedra™, our ultra-orphan radiotherapy candidate for pheochromocytoma and have determined to move MIP-1095, a small molecule therapeutic candidate for prostate cancer, into clinical development, and expect to file an IND application for it in the U.S. later this year.

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

We fund our operations to a significant extent from capital-raising. In the first quarter of 2014, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock, and entered into an agreement with an investment bank under which we may sell from time to time up to $50 million of our stock. In addition, our current principal sources of revenue from operations are royalty, commercialization milestone and revenue-sharing payments from Salix relating to Relistor. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, including Salix's efforts, competition from drugs for the same or similar indications, and decisions by the FDA and other regulatory bodies. The FDA is rescheduling to June 11-12 the meeting of an Advisory Committee, originally announced in June 2013 in response to Salix's appeal of the agency's July 2012 Complete Response Letter in respect of its supplemental New Drug Application for Relistor for treatment of opioid-induced constipation in patients with chronic non-cancer pain. The meeting dates are not official until they are published in the U.S. Government's Federal Register.

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

Funding and Financial Matters. At March 31, 2014 we held $94.0 million in cash and cash equivalents, an increase of $28.1 million from $65.9 million at 2013 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We may require additional funding in the future, and if we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations. We expect to continue to incur operating losses for the foreseeable near future.

Our interim Consolidated Financial Statements included in this report have been prepared in accordance with applicable presentation requirements, and accordingly do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Our interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2013 Annual Report on Form 10-K. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements, but do not include all disclosures required by GAAP.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
2.  Acquisition of Molecular Insight Pharmaceuticals, Inc.

We acquired Molecular Insight in early 2013, and include its operations since the acquisition in our Consolidated Financial Statements. The acquisition consideration included 4,566,210 shares (500,000 of which were placed in an escrow expiring in April 2014) of Progenics common stock in a private transaction not taxable to Progenics. (The closing NASDAQ market price of Progenics' freely transferable common shares on the acquisition date was $2.83 per share.) Under the acquisition agreement, Progenics also agreed to pay to the stockholders potential milestones, in cash or Progenics stock at Progenics' option, of up to $23 million contingent upon achieving specified commercialization events and up to $70 million contingent upon achieving specified sales targets relating to all MIP products. Of the 500,000 placed in escrow, 93,847 shares have been returned to Progenics through March 31, 2014 pursuant to financial adjustment provisions of the agreement. An additional 19,770 shares were returned in April 2014, when the escrow terminated.

We account for our purchase of Molecular Insight using the acquisition method of accounting. The difference between the estimated fair value of the acquisition consideration paid of $27,165, and fair value of the identifiable net assets of $19,463, represents potential future economic benefits arising from combining Progenics and MIP, and has been recorded as goodwill of $7,702 on the acquisition date.

During the first quarter of 2013, we incurred $750 in transaction costs related to the acquisition, consisting primarily of legal, accounting and valuation-related expenses, and reduced additional paid-in capital by $45 for acquisition-related equity issuance costs. The transaction costs were recorded in general and administrative expenses in the accompanying consolidated statements of operations. During the first quarters of 2014 and 2013, Molecular's business contributed $1,012 and $329 of revenues and $439 and $3,175 of net loss, respectively.

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

There have been no changes to our revenue recognition accounting policies in the first quarter of 2014. These policies are disclosed in Note 3 to the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Under our 2012 agreement with FUJIFILM RI Pharma for the development of 1404 in Japan, we recognized as revenue a $1.0 million payment contingent on execution of the first contract by Fuji with an investigation site for a phase I trial in the first quarter of 2014.

Under our agreement with CytoDyn Inc. for our PRO 140 program, and Molecular's out-license of its Onalta™ product candidate, we received a total of $3.7 million (including $0.2 million in March 2013) in upfront payments and are eligible for future milestone and royalty payments. In consideration for the upfront payments, we have delivered relevant know-how (including patent rights), inventory and non-reimbursable services. In respect of these deliverables, which have a stand-alone value and represent separate units of accounting, we recognized $0.6 million in the first quarter of 2013.

4.  Net Loss Per Share

Basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. As of March 31, 2013, 27,793 shares of unvested restricted stock with non-forfeitable rights to dividends were outstanding; all such shares were vested at the end of the first quarter of 2014. The allocation of 2013 net losses to these participating securities pursuant to the two-class method is not material to both basic and diluted earnings per share. For each of the periods presented below, we reported net losses and, accordingly, potential dilutive common shares were not included in the computation of diluted net loss per share since it would have been anti-dilutive. The calculations of net loss per share, basic and diluted, are as follows:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
	Net Loss (Numerator)	Weighted Average Common Shares (Denominator) (in thousands)	Per Share Amount
Three months ended March 31, 2014
Basic and diluted	$(9,313)	63,958	$(0.15)
Three months ended March 31, 2013
Basic and diluted	$(11,258)	50,116	$(0.22)

For these periods, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended March 31,
	2014		2013
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	5,868	$10.74	5,728	$12.37
Restricted stock	-		28
Total	5,868		5,756

5.  In-Process Research and Development and Goodwill

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the fair value of the reporting unit, calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value. No goodwill impairment has been recognized as of March 31, 2014 or 2013. The Company has determined that it has only one reporting unit, which includes the acquired Molecular Insight.

The following tables reflect the components of the finite lived intangible assets as of March 31, 2014 and December 31, 2013:

As of March 31, 2014	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite lived intangible assets	$21	$3	$18
Total	$21	$3	$18

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
As of December 31, 2013	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite lived intangible assets	$21	$2	$19
Total	$21	$2	$19

The weighted-average remaining life of the finite lived intangible assets was approximately five years at March 31, 2014 and December 31, 2013.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three months ended March 31, 2014 was $1. Estimated amortization expense related to intangible assets existing as of March 31, 2014 is approximately $4 annually for each of the succeeding five years.

The following tables summarize the activity related to the Company's goodwill and indefinite lived IPR&D:

	Goodwill	IPR&D
Balance at January 1, 2014	$7,702	$31,360
Impairment	-	-
Balance at March 31, 2014	$7,702	$31,360

	Goodwill	IPR&D
Balance at January 1, 2013	$-	$-
Increase related to acquisition	7,702	32,300
Balance at March 31, 2013	$7,702	$32,300

6.  Fair Value Measurements

We record auction rate securities at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these investments is recorded as a component of other comprehensive loss (see Note 3. Summary of Significant Accounting Policies - Fair Value Measurements in the notes to consolidated financial statements included in our 2013 Annual Report on Form 10-K). We also record the contingent consideration liability resulting from the MIP acquisition at fair value in accordance with ASC 820-10-50.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
The following tables present our money market funds and auction rate securities and contingent consideration liability measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy:

		Fair Value Measurements at March 31, 2014
	Balance at March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$85,373	$85,373	$-	$-
Auction rate securities	2,208	-	-	2,208
Total Assets	$87,581	$85,373	$-	$2,208

Liability:
Contingent consideration	$16,200	$-	$-	$16,200
Total Liability	$16,200	$-	$-	$16,200

		Fair Value Measurements at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$60,364	$60,364	$-	$-
Auction rate securities	2,208	-	-	2,208
Total Assets	$62,572	$60,364	$-	$2,208

Liability:
Contingent consideration	$15,700	$-	$-	$15,700
Total Liability	$15,700	$-	$-	$15,700

At March 31, 2014 we held $2,208 in auction rate securities which are classified as Level 3. The fair value of these securities includes U.S. government subsidized securities collateralized by student loan obligations, with maturities greater than 10 years. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. We have to date received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
The valuation of auction rate securities we hold is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions or issuer calls of the securities, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. Significant increases or decreases in the redemption period or discount rates would result in a significantly lower or higher, respectively, fair value measurement. The temporary impairment amount associated with these securities, the duration of which is greater than 12 months, remained unchanged from year-end 2013 at $192, which is reflected as part of accumulated other comprehensive loss on our accompanying Consolidated Balance Sheets. Based on our re-evaluation for this quarter, we continue to believe that we have the ability to hold these securities until recovery of fair value. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we have classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheets. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss.

The estimated fair value of the contingent consideration liability of $16.2 million as of March 31, 2014, represents future potential milestone payments to former MIP stockholders. The Company considers this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs were the probabilities of achieving regulatory approval of the development projects and subsequent commercial success, and discount rates. Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in general and administrative expenses in the Consolidated Statements of Operations.

The following table presents quantitative information pertaining to the March 31, 2014 fair value measurement of the Level 3 inputs. The assumptions remained unchanged since December 31, 2013:

	Fair Value as of March 31, 2014	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Asset:
Auction rate securities	$2,208	$2,208	Discounted cash flow model	Redemption period	5 to 15 years (6 years)
				Discount rate	0.25% - 3.00% (1.55%)
Contingent consideration liability:
Azedra commercialization	$2,300	$2,300	Probability adjusted discounted cash flow model	Probability of success	40%
				Period of milestone expected achievement	2017
				Discount rate	10%

1404 commercialization	$2,100	$2,000	Probability adjusted discounted cash flow model	Probability of success	31%
				Period of milestone expected achievement	2018
				Discount rate	10%

MIP-1095 commercialization	$500	$500	Probability adjusted discounted cash flow model	Probability of success	19%
				Period of milestone expected achievement	2021
				Discount rate	10%

Net sales targets	$11,300	$10,900	Monte-Carlo simulation	Probability of success	19% - 40% (32.8%)
				Period of milestone expected achievement	2018 - 2022
				Discount rate	12.5%

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Asset – Auction Rate Securities Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31,
Description	2014	2013
Balance at beginning of period	$2,208	$3,240
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net income (loss)	-	-
Included in comprehensive income (loss)	-	8
Settlements	-	(100)
Balance at end of period	$2,208	$3,148
Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended March 31,
Description	2014	2013
Balance at beginning of period	$15,700	$-
Fair value of contingent consideration – acquisition of Molecular Insight	-	15,900
Fair value change to contingent consideration included in net loss	500	-
Balance at end of period	$16,200	$15,900
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$500	$-

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
7.  Accounts Receivable

Accounts receivable represent amounts due to Progenics from collaborators, royalty obligations owing to us, and sales of research reagents, and at the below dates amounted to:

	March 31, 2014	December 31, 2013
Collaborators	$49	$12
Royalties	750	2,862
Other	27	12
	826	2,886
Less, allowance for doubtful accounts	(9)	(7)
Total	$817	$2,879

8.  Accounts Payable and Accrued Expenses

The carrying value of our accounts payable and accrued expenses approximates fair value, as it represents amounts due to vendors and employees which will be satisfied within one year. Accounts payable and accrued expenses at the below dates amounted to:

	March 31, 2014	December 31, 2013
Accrued consulting and clinical trial costs	$1,593	$2,672
Accrued payroll and related costs	875	2,123
Restructuring accrual	212	-
Legal and professional fees	880	608
Accounts payable	307	793
Other	114	316
Total	$3,981	$6,512

9. Restructuring

Our most recent headcount reduction occurred in the first quarter of 2014, resulting in a $0.4 million restructuring obligation for this year, of which $0.2 million was paid through the end of the first quarter. In the first quarter of 2013 an additional headcount reduction resulted in a $1.5 million restructuring obligation, which was paid that year.

Activity in the restructuring accrual, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets and research and development and general and administrative expenses in the Consolidated Statements of Operations, is specified below.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2013	$-	$-	$-	$-
Additions, net	358	-	-	358
Payments	(146)	-	-	(146)
Balance at March 31, 2014	$212	$-	$-	$212

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2012	$813	$-	$-	$813
Additions, net	1,477	-	-	1,477
Payments	(854)	-	-	(854)
Balance at March 31, 2013	$1,436	$-	$-	$1,436

10.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include usual and customary indemnification provisions. We generally reciprocally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred with respect to products or product candidates, use of such products or other actions taken or omitted by the parties. The maximum potential amount of future payments we could be required to make under these indemnification provisions is frequently not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of March 31, 2014 and December 31, 2013.

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

Progenics in October 2013 commenced an arbitration with Ono under the provisions of the parties' License Agreement, following a communication from Ono that it has determined to discontinue development of subcutaneous Relistor in Japan because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. Under our Agreement with Ono, Ono may cease development of subcutaneous Relistor only if it terminates the License Agreement, which it may do unilaterally only if Progenics is in material default. Progenics is not in default under the Agreement, but Ono has asked the arbitration panel to declare that it is and to rescind the Agreement, both of which Progenics believes are without merit and is opposing.  Ono has not terminated the Agreement.

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

Overview

General. We are conducting a phase 2 clinical trial of our therapeutic candidate for prostate cancer, PSMA ADC, and have recently competed a phase 2 trial of 1404 (trofolastat), an imaging agent candidate also for prostate cancer. We are resuming a pivotal phase 2 trial of an ultra-orphan radiotherapy candidate for pheochromocytoma and have determined to move MIP-1095, a small molecule therapeutic candidate for prostate cancer, into clinical development, and expect to file an IND application for it in the U.S. later this year.

As described in Note 2 to the Consolidated Financial Statements, our 2013 acquisition of the privately-held Molecular Insight included the issuance of Progenics common stock in a private transaction not taxable to Progenics, and its agreement to pay potential milestones, in cash or Progenics stock at its option, of up to $23 million for specified commercialization events and up to $70 million upon achieving specified product sales targets. The acquisition was accounted for using the acquisition method of accounting, and Molecular's results of operations since the acquisition, its assets and liabilities, and goodwill are included in our consolidated financial statements and the discussion and analysis below.

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

We fund our operations to a significant extent from capital-raising. In February, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock, and entered into an agreement with an investment bank under which we may sell from time to time up to $50 million of our stock. In addition, our current principal sources of revenue from operations are royalty, commercialization milestone and revenue-sharing payments from Salix relating to Relistor. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, including Salix's efforts, competition from drugs for the same or similar indications, and decisions by the FDA and other regulatory bodies. The FDA is rescheduling to June 11-12 the meeting of an Advisory Committee, originally announced in June 2013 in response to Salix's appeal of the agency's July 2012 Complete Response Letter in respect of its supplemental New Drug Application for Relistor for treatment of opioid-induced constipation in patients with chronic non-cancer pain. The meeting dates are not official until they are published in the U.S. Government's Federal Register. As previously reported, Progenics in October 2013 commenced an arbitration with Ono under the provisions of the parties' License Agreement, following a communication from Ono that it has determined to discontinue development of subcutaneous Relistor in Japan because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. See Note 10 to the Consolidated Financial Statements and Risk Factors.

Most of our expenditures are for research and development activities in support of our product candidates. During the first quarter of 2014, expenses for Oncology were $6.4 million compared to $8.6 million in 2013. Expenses for Relistor and Other programs were $0.2 million and $0.5 million, respectively, compared to $0.2 million and $0.1 million, respectively, for the 2013 period. We expect to incur significant development expenses for our product candidates as clinical trials progress, while expenses, and resulting reimbursement revenue, related to Relistor depend on the amount of research and development work we perform upon request by Salix or Ono.

At March 31, 2014, we held $94.0 million in cash and cash equivalents, an increase of $28.1 million from $65.9 million at 2013 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to incur operating losses during the near term. At March 31, 2014, cash, cash equivalents and auction rate securities increased $28.1 million to $96.2 million from $68.1 million at December 31, 2013.

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

Results of Operations (amounts in thousands unless otherwise noted)

	Three Months Ended March 31,
	2014	2013	Percent Change
Revenues	$1,815	$2,226	(18%)
Expenses	(11,140)	(13,498)	(17%)
Operating loss	(9,325)	(11,272)	(17%)
Other income	12	14	(14%)
Net loss	$(9,313)	$(11,258)	(17%)

Revenues:

Sources of revenue during the periods indicated below included license and other agreements with Salix and other collaborators, research grants from the National Institutes of Health (NIH) in 2013, and, to a small extent, sale of research reagents.

	Three Months Ended March 31,
Sources of Revenue	2014	2013	Percent Change

Royalty income	$735	$1,157	(36%)
Collaboration revenue	1,049	853	23%
Research grants	-	198	(100%)
Other revenues	31	18	72%
Total	$1,815	$2,226	(18%)

Royalty income. During the periods presented below we recognized royalty income primarily based on the below net sales of Relistor reported by Salix or a former collaborator, and net sales reported by other licensees.

	Relistor Net Sales Reported by Collaborators
	Three Months Ended March 31,
	2014	2013
U.S.	$3,600	$6,700
Ex-U.S.	1,200	1,000
Global	$4,800	$7,700

Collaboration revenue:

During the three months ended March 31, 2014, we recognized $1,049 from upfront and reimbursement payments from partnering arrangements, compared to $853 in the 2013 period.

Research grants. During the three months ended March 31, 2013 we recognized $198 as revenue from federal government grants by the NIH to support research and development programs. We do not expect to recognize revenues from the NIH in the future.

Other revenues, primarily from orders for research reagents, increased to $31 for the three months ended March 31, 2014, from $18 for the same period in 2013.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $7,106 for the three months ended March 31, 2014 from $8,907 for the same period of 2013, as follows:

	Three Months Ended March 31,
	2014	2013	Percent Change

Salaries and benefits	$2,876	$4,641	(38%)

Salaries and benefits decreased due to approximately $1.5 million restructuring charge recorded in the 2013 period, in addition to a decline in average headcount.

	Three Months Ended March 31,
	2014	2013	Percent Change

Share-based compensation	$492	$499	(1%)

Share-based compensation decreased primarily due to lack of restricted stock expenses in the first quarter of 2014, partially offset by higher stock option expenses.

	Three Months Ended March 31,
	2014	2013	Percent Change

Clinical trial costs	$1,642	$1,327	24%

Clinical trial costs increased primarily due to higher expenses for Oncology ($321), primarily related to PSMA ADC, partially offset by decreased expenses in Other programs ($6).

	Three Months Ended March 31,
	2014	2013	Percent Change

Laboratory and manufacturing supplies and equipment	$34	$39	(13%)

Laboratory and manufacturing supplies and equipment decreased due to lower expenses in Oncology ($33), partially offset by increased expenses for Other ($28).

	Three Months Ended March 31,
	2014	2013	Percent Change

Contract manufacturing and subcontractors	$662	$362	83%

Contract manufacturing and subcontractors increased due to higher expenses for Oncology ($316), primarily related to 1404 and Azedra, partially offset by lower expenses for Relistor ($2) and Other programs ($14).

Expenses in this category relate to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended March 31,
	2014	2013	Percent Change

Consultants	$195	$313	(38%)

Consultants expense decreased primarily due to lower expenses for Oncology ($111) and Relistor ($3), and Other programs ($4).

Expenses in this category relate to monitoring ongoing clinical trials and reviewing data from completed trials including the preparation of filings and vary as the timing and level of such services are required.

	Three Months Ended March 31,
	2014	2013	Percent Change

License fees	$90	$70	29%

License fees increased primarily due to higher expenses for Oncology.

	Three Months Ended March 31,
	2014	2013	Percent Change

Royalty expense	$82	$116	(29%)

The decrease in royalty expense was due to lower net sales of Relistor in 2014.

	Three Months Ended March 31,
	2014	2013	Percent Change

Other operating expenses	$1,033	$1,540	(33%)

Other operating expenses decreased for the three months ended March 31, 2014 compared to the same period in 2013, primarily due to decreases in rent ($377), facilities ($95) and other operating expenses ($35).

General and Administrative Expenses decreased to $3,890 for the three months ended March 31, 2014 from $4,314 for the same period of 2013, as follows:

	Three Months Ended March 31,
	2014	2013	Percent Change

Salaries and benefits	$1,319	$1,394	(5%)

Salaries and benefits decreased for the three months ended March 31, 2014 compared to the same period in 2013, due to a decline in average headcount.

	Three Months Ended March 31,
	2014	2013	Percent Change

Share-based compensation	$281	$250	12%

Share-based compensation increased due to higher stock option expenses, partially offset by lack of restricted stock expenses.

	Three Months Ended March 31,
	2014	2013	Percent Change

Consulting and professional fees	$852	$1,504	(43%)

Consulting and professional fees decreased due to lower consulting ($484), legal ($198) and audit fees ($30), as compared to prior year, primarily related to transaction expenses resulting from the first quarter 2013 acquisition of Molecular, partially offset by higher legal patent ($40) and other fees ($20).

	Three Months Ended March 31,
	2014	2013	Percent Change

Other operating expenses	$938	$1,166	(20%)

Other operating expenses decreased due to lower expenses for recruiting ($96), rent ($64), travel ($33), taxes ($13), and other operating expenses ($67), partially offset by an increase in investor relations ($45).

	Three Months Ended March 31,
	2014	2013	Percent Change

Depreciation and amortization	$144	$277	(48%)

Depreciation and amortization expense decreased primarily due to lower leasehold improvements and machinery and equipment fixed assets balances.

	Three Months Ended March 31,
	2014	2013	Percent Change

Change in contingent consideration liability	$500	$-	100%

The first quarter review of the contingent consideration liability fair value resulted in a $500 increase, from $15,700 to $16,200, which has been recorded in the general and administrative expenses in the Consolidated Statements of Operations. The increase in contingent consideration liability was due to a decrease in the discount period.

Other income:

	Three Months Ended March 31,
	2014	2013	Percent Change

Interest income	$12	$14	(14%)

Interest income decreased due to lower average interest rates in 2014 than in 2013.

Income Taxes:

For the three months ended March 31, 2014 and 2013, there was no provision for income taxes due to pre-tax losses for those periods.

Net Loss:

Our net loss was $9,313 for the three months ended March 31, 2014 compared to $11,258 for the same period of 2013.

Liquidity and Capital Resources

We have to date funded operations principally through payments received from private placements of equity securities, public offerings of common stock, collaborations, grants and contracts, royalties, interest on investments, and proceeds from the exercise of outstanding options and warrants.

We received in 2014 a $1,000 milestone payment from partnering the 1404 program in Japan. We are also eligible to receive future milestone and royalty payments. We received in 2013 a $5,000 upfront payment from partnering of our C. difficile program and are eligible to receive future milestone and royalty payments.

At March 31, 2014, we held $94,036 in cash and cash equivalents, an increase of $28,176 from $65,860 at December 31, 2013. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at March 31, 2014 and December 31, 2013, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $2,208.

If we do not realize sufficient royalty or other revenue from Relistor, or other collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or take other economic measures.

Cash used in operating activities for the three months ended March 31, 2014 and 2013 was $9,315 and $5,551, respectively, due to excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants in 2013.

During the first quarter of 2014, we established a $150,000 replacement shelf registration statement which we used for our first quarter underwritten public offering of 8,750 shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37,455. We may utilize this shelf registration for the issuance of up to approximately $110,000 of additional common stock and other securities, including up to $50,000 of our common stock under an agreement with an investment bank providing for at-the-market sales through the bank.

Sources of Cash

Operating Activities. During the three months ended March 31, 2014 we received $3,856 under our collaborations, primarily consisting of $2,856 in royalties and reimbursements from Salix and $1,000 in milestone payments relating to 1404. During the three months ended March 31, 2013 we received $6,245 under our collaborations, consisting of (i) $5,125 in upfront and reimbursement payments from partnering of our C. difficile program, (ii) $781 in royalties from Salix, (iii) payments totaling $192 from out-licenses of other assets, and (iv) $147 in reimbursement payments from 1404 product candidate.

We have in the past partially funded research programs through awards from the NIH, which we do not expect to receive in the foreseeable future. For the three months ended March 31, 2013 we received $63 of revenue from all of our NIH awards.

Changes in Accounts receivable and Accounts payable for the three months ended March 31, 2014 and 2013 resulted from the timing of receipts from Salix, Ono, Fuji, other partnering transactions, and NIH, and the timing of payments made to trade vendors in the normal course of business.

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

Investing Activities. Approximately 91% of our $94,036 in cash and cash equivalents at March 31, 2014 was invested in money market funds. Auction rate securities of $2,208 consist of securities collateralized by student loan obligations subsidized by the U.S. government. These auction rate securities are rated investment grade by the Standard & Poor's and Moody's rating agencies and have scheduled maturities greater than ten years. During the first quarter of 2014, we realized $46 of proceeds from sales of fixed assets.

Financing Activities. During the three months ended March 31, 2014, net cash provided by financing activities included $37,455 in net proceeds from the issuance of 8,750 shares of common stock. During the three months ended March 31, 2013, we received cash of $3 from the exercise of stock options. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the common stock price on the grant date for options exercised.

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

For the periods presented, research and development costs incurred, by project, were as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Oncology	$6.4	$8.6
Relistor	0.2	0.2
Other programs	0.5	0.1
Total	$7.1	$8.9

We will require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, fund other operating expenses, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the three months ended March 31, 2014 and 2013, we have spent $10 and $35, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under licensing, collaboration and other agreements, including those to which our Molecular Insight subsidiary is a party. The following table summarizes our contractual obligations as of March 31, 2014 for future payments under these agreements, including Molecular obligations:

		Payments due by March 31,
	Total	2015	2016-2017	2018-2019	Thereafter
	(in millions)
Operating leases	$13.4	$1.9	$3.8	$4.0	$3.7
License and collaboration agreements:
Fixed payments	1.3	0.3	0.4	0.6	-
Contingent payments (1)	106.2	-	2.4	20.5	83.3
Total	$120.9	$2.2	$6.6	$25.1	$87.0
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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are disclosed in Note 3 to our consolidated financial statements included in our 2013 Annual Report on Form 10-K. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2014, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands unless otherwise noted)

Our primary investment objective is to preserve principal. Our money market funds and auction rate securities (ARS) have interest rates that were variable and totaled $87,581 at March 31, 2014. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

At that date, we held approximately $2,208 (2.52% of assets measured at fair value) carrying amount of ARS, in respect of which we have received all scheduled interest payments. The principal amount of these remaining ARS will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

The valuation of the ARS we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of March 31, 2014 and the temporary impairment amount remained unchanged from December 31, 2013 at $192. A 100 basis point increase to our internal analysis would result in a $24 increase in the temporary impairment of these securities as of March 31, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported and discussed in Note 10 to our interim Consolidated Financial Statements included in Part I, Item 1 of this Report, Progenics is a party to a proceeding brought by a former employee complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee. The Company believes the former employee's claims are without merit and is contesting the matter vigorously. The federal District Court hearing the case issued last July an order denying our motion for summary judgment dismissing the former employee's complaint, making it likely that the proceeding will continue to trial. Given the inherent uncertainty attendant to the proceeding, it is not possible at this time to estimate the likelihood or potential magnitude of any outcome, and we have accordingly not recorded any associated liability in the Consolidated Financial Statements.

As previously reported and discussed in Note 10 to our interim Consolidated Financial Statements included in Part I, Item 1 of this Report, Progenics last October commenced an arbitration with Ono under the provisions of the parties' License Agreement, following a communication from Ono that it has determined to discontinue development of subcutaneous Relistor in Japan because of "commercial concerns" that Ono contends would permit it to cease development and terminate the Agreement. Under our Agreement with Ono, Ono may cease development of subcutaneous Relistor only if it terminates the License Agreement, which it may do unilaterally only if Progenics is in material default. Progenics is not in default under the Agreement, but Ono has asked the arbitration panel to declare that it is and to rescind the Agreement, both of which Progenics believes are without merit and is opposing. Ono has not terminated the Agreement.

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our 2013 Annual Report on Form 10-K, amended by the following:
Developing product candidates requires us to obtain additional financing from time to time. Our access to capital funding is uncertain.

We must incur significant costs to develop our product candidates. We generally do not have committed external sources of funding for these projects. We fund our operations to a significant extent from capital-raising. We may do so via equity securities issuances in public offerings, such as our first quarter 2014 $37.5 million underwritten public offering of 8.75 million shares of common stock, or through our three-year facility with an investment bank pursuant to which we may sell from time to time up to $50 million of our stock in at-the-market transactions. We may also fund operations through collaboration, license, royalty financing, private placement or other agreements with one or more pharmaceutical or other companies, debt financings, or government grants or contracts. To the extent we raise additional capital by issuing equity securities, existing stockholders could experience substantial dilution in addition to the dilution experienced as a result of our recent equity offerings and the 2013 Molecular Insight acquisition, and, if we issue securities other than common stock, new investors could have rights superior to existing stockholders. Any debt financing that we may able to obtain may involve operating covenants that restrict our business and significant repayment obligations. To the extent we raise additional funds through new collaboration and licensing arrangements, we may be required to relinquish some rights to technologies or product candidates, or grant licenses on terms that are not favorable to us.

We cannot predict with certainty when we will need additional funds, how much we will need, the form a financing may take or whether additional funds will be available at all. The variability of conditions in global financial and credit markets may exacerbate the difficulty of timing capital raising or other financing, as a result of which we may seek to consummate such transactions substantially in advance of immediate need. Our need for future funding will depend on numerous factors, including the advancement of existing product development projects and the availability of new projects; the achievement of collaboration events, most of which are out of our control and depend entirely on the efforts of others, triggering payments to us; the progress and success of clinical trials and pre-clinical activities (including studies and manufacturing) involving product candidates, whether conducted by collaborators or us; the progress of research programs carried out by us; changes in the breadth of our research and development programs; the progress of research and development efforts of collaborators; our ability to acquire or license necessary, useful or otherwise attractive technologies; competing technological and market developments; the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights; the costs and timing of regulatory filings and approvals; our ability to manage the company's growth or contraction; and unforeseen litigation. These factors may be more important with respect to product candidates and programs that involve technologies with which we have limited prior experience, such as those originally developed by Molecular Insight. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development programs, cause us to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose, and may adversely affect our ability to operate as a going concern. We may not be able at a given necessary time to obtain additional funding on acceptable terms, or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize our business.

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

PROGENICS PHARMACEUTICALS, INC.
Date: May 9, 2014	By:	/s/ Angelo W. Lovallo, Jr.
Angelo W. Lovallo, Jr. Vice President, Finance & Treasurer (Principal Financial and Accounting Officer)