Form 10-Q
period 2014-06-30
PROGENICS PHARMACEUTICALS INC
filed 2014-08-08
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of August 4, 2014, a total of 69,555,634 shares of common stock, par value $.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,347	$65,860
Accounts receivable, net	1,468	2,879
Other current assets	1,943	1,943
Total current assets	88,758	70,682
Auction rate securities	2,208	2,208
Fixed assets, at cost, net of accumulated depreciation and amortization	2,203	2,413
Intangible assets, net (Note 5)	31,377	31,379
Goodwill	7,702	7,702
Other assets	157	157
Total assets	$132,405	$114,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,237	$6,512
Other current liabilities	115	115
Total current liabilities	4,352	6,627
Contingent consideration liability	16,600	15,700
Deferred tax liability – long term	12,320	12,321
Other liabilities	912	914
Total liabilities	34,184	35,562
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 160,000,000 shares authorized; issued – 69,755,634 in 2014 and 61,025,404 in 2013	91	79
Additional paid-in capital	588,126	548,510
Accumulated deficit	(487,063)	(466,677)
Accumulated other comprehensive loss	(192)	(192)
Treasury stock, at cost (200,000 shares in 2014 and 2013)	(2,741)	(2,741)
Total stockholders' equity	98,221	78,979
Total liabilities and stockholders' equity	$132,405	$114,541

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Royalty income	$1,367	$1,176	$2,102	$2,333
Collaboration revenue	72	514	1,121	1,367
Research grants	0	77	0	275
Other revenues	38	34	69	52
Total revenues	1,477	1,801	3,292	4,027

Expenses:
Research and development	7,848	9,585	14,767	18,300
License fees – research and development	180	153	270	223
Royalty expense	147	119	229	235
General and administrative	4,256	3,899	8,161	8,219
Depreciation and amortization	133	318	277	595
Total expenses	12,564	14,074	23,704	27,572

Operating loss	(11,087)	(12,273)	(20,412)	(23,545)

Other income:
Interest income	13	10	25	24
Total other income	13	10	25	24

Net loss before income tax benefit	(11,074)	(12,263)	(20,387)	(23,521)

Income tax benefit	1	-	1	-

Net loss	$(11,073)	$(12,263)	$(20,386)	$(23,521)

Net loss per share – basic and diluted	$(0.17)	$(0.24)	$(0.31)	$(0.46)
Weighted-average shares – basic and diluted	63,743	51,481	66,775	50,802

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(11,073)	$(12,263)	$(20,386)	$(23,521)
Other comprehensive income:
Net change in unrealized loss on auction rate securities	-	60	-	68
Total other comprehensive income	-	60	-	68
Comprehensive loss	$(11,073)	$(12,203)	$(20,386)	$(23,453)

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(amounts in thousands)
(Unaudited)

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2013	61,025	$79	$548,510	$(466,677)	$(192)	(200)	$(2,741)	$78,979
Net loss	-	-	-	(20,386)	-	-	-	(20,386)
Compensation expenses for share-based payment arrangements	-	-	2,251	-	-	-	-	2,251
Sale of common stock in public offering, net of underwriting discounts and commissions ($2,415) and offering expenses ($376)	8,750	12	37,447	-	-	-	-	37,459
Acquisition of subsidiary escrow shares returned	(19)	-	(82)	-	-	-	-	(82)
Balance at June 30, 2014	69,756	$91	$588,126	$(487,063)	$(192)	(200)	$(2,741)	$98,221

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2012	46,765	$61	$493,613	$(424,105)	$(260)	(200)	$(2,741)	$66,568
Net loss	-	-	-	(23,521)	-	-	-	(23,521)
Other comprehensive income	-	-	-	-	68	-	-	68
Compensation expenses for share-based payment arrangements	-	-	2,099	-	-	-	-	2,099
Acquisition of subsidiary, net of issuance costs	4,472	6	11,214	-	-	-	-	11,220
Sale of common stock in public offering, net of underwriting discounts and commissions ($2,244) and offering expenses ($314)	8,500	11	34,832	-	-	-	-	34,843
Exercise of stock options	1	-	3	-	-	-	-	3
Balance at June 30, 2013	59,738	$78	$541,761	$(447,626)	$(192)	(200)	$(2,741)	$91,280

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(20,386)	$(23,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	595
(Gains) losses on sales of fixed assets	(73)	259
Deferred income tax	(1)	-
Change in contingent consideration liability	900	-
Expenses for share-based compensation awards	2,251	2,099
Acquisition of subsidiary escrow shares returned	(82)	-
Changes in assets and liabilities:
Decrease in accounts receivable	1,411	5,744
Decrease in other current assets	-	812
(Decrease) in accounts payable and accrued expenses	(2,275)	(2,508)
(Decrease) in deferred revenue - current	-	(780)
(Decrease) in other liabilities	(2)	(163)
Net cash used in operating activities	(17,980)	(17,463)
Cash flows from investing activities:
Cash acquired in acquisition of subsidiary	-	1,888
Capital expenditures	(68)	(47)
Proceeds from sales of fixed assets	76	104
Proceeds from redemption of auction rate securities	-	1,100
Net cash provided by investing activities	8	3,045
Cash flows from financing activities:
Equity issuance costs in connection with acquisition of subsidiary	-	(45)
Proceeds from public offering of common stock, net of underwriting discounts and commissions and offering expenses	37,459	34,843
Proceeds from the exercise of stock options	-	3
Net cash provided by financing activities	37,459	34,801
Net increase in cash and cash equivalents	19,487	20,383
Cash and cash equivalents at beginning of period	65,860	58,838
Cash and cash equivalents at end of period	$85,347	$79,221

Supplemental disclosure of cash flow information:
Contingent consideration liability		$15,900
Stock acquisition consideration		$11,265

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. (Progenics, we or us) develops innovative medicines for oncology. Our clinical development efforts center on late-stage oncology assets. We are conducting a phase 2 clinical trial of our therapeutic candidate for prostate cancer, PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC), and have recently completed patient dosing in a phase 2 trial of 1404 (trofolastat), an imaging agent candidate also for prostate cancer. We are resuming a pivotal phase 2 clinical trial of Azedra™, our ultra-orphan radiotherapy candidate for pheochromocytoma, and expect to file an IND application for MIP-1095, a small molecule therapeutic candidate for prostate cancer, in the U.S. by the end of this year.

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

On July 10, the FDA informed us that Relistor for chronic non-cancer pain patients with OIC can be approved on the data included in Salix's 2011 supplemental New Drug Application (sNDA). The agency determined not to require additional clinical trials of the drug prior to approval of this expanded indication. Salix has submitted to the agency information required in its Appeal Response for final approval.

We fund our operations to a significant extent from capital-raising. Earlier this year, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock, and entered into an agreement with an investment bank under which we may sell from time to time up to $50 million of our stock. In addition, our current principal sources of revenue from operations are royalty, commercialization milestone and revenue-sharing payments from Salix relating to Relistor. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, including Salix's efforts, competition from drugs for the same or similar indications, and decisions by the FDA and other regulatory bodies.

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

Funding and Financial Matters. At June 30, 2014 we held $85.35 million in cash and cash equivalents, an $8.69 million decrease from the first quarter-end, and a $19.49 million increase from $65.86 million at 2013 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to require additional funding in the future, and if we are unable to conclude favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on some current operations, and/or reduce salary and other overhead expenses, to extend our remaining operations. We expect to continue to incur operating losses for the foreseeable near future.

Our interim Consolidated Financial Statements included in this report have been prepared in accordance with applicable presentation requirements, and accordingly do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Our interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2013 Annual Report on Form 10-K. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements, but do not include all disclosures required by GAAP. Certain amounts have been reclassified in prior period's financial statements to conform to the current presentation. This includes the reclassification of certain expenses for share-based compensation from research and development expenses to general and administrative expenses which had no effect on total expenses as previously reported.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
2.  Recently Issued Accounting Standards

In May, the FASB issued ASU No. 2014-09, which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is not permitted. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are evaluating the prospective impact of the pending adoption of this ASU on our consolidated financial statements.

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

There have been no changes to our revenue recognition accounting policies in 2014 to date. These policies are disclosed in Note 3 to the consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Under our 2012 agreement with FUJIFILM RI Pharma for the development of 1404 in Japan, we recognized as revenue a $1.0 million payment contingent on execution of the first contract by Fuji with an investigation site for a phase I trial in the first quarter of 2014.

Under our agreement with CytoDyn Inc. for our PRO 140 program, and Molecular's out-license of its Onalta™ product candidate, we have received to date a total of $3.7 million in upfront payments and are eligible for future milestone and royalty payments. In consideration for the upfront payments, we have delivered relevant know-how (including patent rights), inventory and non-reimbursable services. In respect of these deliverables, which have a stand-alone value and represent separate units of accounting, we have recognized $0.9 million in the first two quarters of 2013.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
	Net Loss (Numerator)	Weighted Average Common Shares (Denominator) (in thousands)	Per Share Amount
Three months ended June 30, 2014
Basic and diluted	$(11,073)	63,743	$(0.17)
Six months ended June 30, 2014
Basic and diluted	$(20,386)	66,775	$(0.31)
Three months ended June 30, 2013
Basic and diluted	$(12,263)	51,481	$(0.24)
Six months ended June 30, 2013
Basic and diluted	$(23,521)	50,802	$(0.46)

For these periods, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended June 30,
	2014		2013
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	6,261	$10.14	6,340	$11.62

	Six Months Ended June 30,
	2014		2013
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	6,066	$10.43	6,036	$11.97

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the fair value of the reporting unit, calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value. No goodwill impairment has been recognized as of June 30, 2014 or 2013. The Company has determined that it has only one reporting unit, which includes the acquired Molecular Insight.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
The following tables reflect the components of the finite lived intangible assets as of June 30, 2014 and December 31, 2013:

As of June 30, 2014	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite lived intangible assets	$21	$4	$17
Total	$21	$4	$17

As of December 31, 2013	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite lived intangible assets	$21	$2	$19
Total	$21	$2	$19

The weighted-average remaining life of the finite lived intangible assets was approximately five years at June 30, 2014 and December 31, 2013.

Amortization expense is calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three and six months ended June 30, 2014 was $1 and $2, respectively. Estimated amortization expense related to intangible assets existing as of June 30, 2014 is approximately $4 annually for each of the succeeding five years.

The following tables summarize the activity related to the Company's goodwill and indefinite lived IPR&D:

	Goodwill	IPR&D
Balance at January 1, 2014	$7,702	$31,360
Impairment	-	-
Balance at June 30, 2014	$7,702	$31,360

	Goodwill	IPR&D
Balance at January 1, 2013	$-	$-
Increase related to acquisition	7,702	32,300
Balance at June 30, 2013	$7,702	$32,300

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

The following tables present our money market funds and auction rate securities and contingent consideration liability measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy:

		Fair Value Measurements at June 30, 2014
	Balance at June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$80,385	$80,385	$-	$-
Auction rate securities	2,208	-	-	2,208
Total Assets	$82,593	$80,385	$-	$2,208

Liability:
Contingent consideration	$16,600	$-	$-	$16,600
Total Liability	$16,600	$-	$-	$16,600

		Fair Value Measurements at December 31, 2013
	Balance at December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$60,364	$60,364	$-	$-
Auction rate securities	2,208	-	-	2,208
Total Assets	$62,572	$60,364	$-	$2,208

Liability:
Contingent consideration	$15,700	$-	$-	$15,700
Total Liability	$15,700	$-	$-	$15,700

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
At June 30, 2014 we held $2,208 in auction rate securities which are classified as Level 3. The fair value of these securities includes U.S. government subsidized securities collateralized by student loan obligations, with maturities greater than 10 years. We will not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. We have to date received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

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

The estimated fair value of the contingent consideration liability of $16.6 million as of June 30, 2014, represents future potential milestone payments to former MIP stockholders. The Company considers this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs were the probabilities of achieving regulatory approval of the development projects and subsequent commercial success, and discount rates.

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

The following table presents quantitative information pertaining to the June 30, 2014 fair value measurement of the Level 3 inputs. The assumptions remained unchanged since December 31, 2013:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
	Fair Value as of June 30, 2014	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Asset:
Auction rate securities	$2,208	$2,208	Discounted cash flow model	Redemption period	5 to 15 years (6 years)
				Discount rate	0.25% - 3.00% (1.55%)
Contingent consideration liability:
Azedra commercialization	$2,400	$2,300	Probability adjusted discounted cash flow model	Probability of success	40%
				Period of milestone expected achievement	2017
				Discount rate	10%

1404 commercialization	$2,100	$2,000	Probability adjusted discounted cash flow model	Probability of success	31%
				Period of milestone expected achievement	2018
				Discount rate	10%

MIP-1095 commercialization	$500	$500	Probability adjusted discounted cash flow model	Probability of success	19%
				Period of milestone expected achievement	2021
				Discount rate	10%

Net sales targets	$11,600	$10,900	Monte-Carlo simulation	Probability of success	19% - 40% (32.8%)
				Period of milestone expected achievement	2018 - 2022
				Discount rate	12.5%

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Asset – Auction Rate Securities Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended June 30,
	2014	2013
Description
Balance at beginning of period	$2,208	$3,148
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net income (loss)	-	-
Included in other comprehensive income (loss)	-	60
Settlements	-	(1,000)
Balance at end of period	$2,208	$2,208
Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

	Asset – Auction Rate Securities Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Six Months Ended June 30,
	2014	2013
Description
Balance at beginning of period	$2,208	$3,240
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net income (loss)	-	-
Included in other comprehensive income (loss)	-	68
Settlements	-	(1,100)
Balance at end of period	$2,208	$2,208
Total amount of unrealized gains (losses) for the period included in other comprehensive loss attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended June 30,
	2014	2013
Description
Balance at beginning of period	$16,200	$15,900
Fair value change to contingent consideration included in net loss	400	-
Balance at end of period	$16,600	$15,900
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$400	$-

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Six Months Ended June 30,
	2014	2013
Description
Balance at beginning of period	$15,700	$-
Fair value of contingent consideration – acquisition of Molecular Insight	-	15,900
Fair value change to contingent consideration included in net loss	900	-
Balance at end of period	$16,600	$15,900
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$900	$-

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
7.  Accounts Receivable

Accounts receivable represent amounts due to Progenics from collaborators, royalty obligations owing to us, and sales of research reagents, and at the below dates amounted to:

	June 30, 2014	December 31, 2013
Royalties	$1,397	$2,862
Collaborators	72	12
Other	9	12
	1,478	2,886
Less, allowance for doubtful accounts	(10)	(7)
Total	$1,468	$2,879

8.  Accounts Payable and Accrued Expenses

The carrying value of our accounts payable and accrued expenses approximates fair value, as it represents amounts due to vendors and employees which will be satisfied within one year. Accounts payable and accrued expenses at the below dates amounted to:

	June 30, 2014	December 31, 2013
Accrued consulting and clinical trial costs	$1,939	$2,672
Accrued payroll and related costs	1,329	2,123
Restructuring accrual	49	-
Legal and professional fees	545	608
Accounts payable	186	793
Other	189	316
Total	$4,237	$6,512

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
9.  Restructuring

We incurred a $0.4 million headcount reduction restructuring obligation in the first quarter, of which $0.15 million was paid in the first quarter and $0.16 million was paid in the second. A first quarter 2013 headcount reduction resulted in a $1.5 million restructuring obligation paid that year. During the second quarter of 2013, we incurred other exit and contract termination costs, including in connection with termination of a Molecular facilities lease ($0.9 million) and amendment and consolidation of the Company's facilities lease ($0.5 million).

Activity in the restructuring accrual, which is included in accounts payable and accrued expenses in our Consolidated Balance Sheets and research and development and general and administrative expenses in the Consolidated Statements of Operations, is specified below.

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2013	$-	$-	$-	$-
Additions, net	358	-	-	358
Payments	(146)	-	-	(146)
Balance at March 31, 2014	212	-	-	212
Additions, net	1	-	-	1
Payments	(164)	-	-	(164)
Balance at June 30, 2014	$49	$-	$-	$49

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2012	$813	$-	$-	$813
Additions, net	1,477	-	-	1,477
Payments	(854)	-	-	(854)
Balance at March 31, 2013	1,436	-	-	1,436
Additions, net	15	15	1,359	1,389
Payments	(914)	(15)	(1,359)	(2,288)
Balance at June 30, 2013	$537	$-	$-	$537

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
10.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include usual and customary indemnification provisions. We generally reciprocally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred with respect to products or product candidates, use of such products or other actions taken or omitted by the parties. The maximum potential amount of future payments we could be required to make under these indemnification provisions is frequently not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of June 30, 2014 and December 31, 2013.

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

Progenics in October 2013 commenced an arbitration with Ono Pharmaceuticals under the provisions of the parties' 2008 License Agreement, following a communication from Ono that it had determined to discontinue development of subcutaneous Relistor in Japan because of "commercial concerns" that Ono contended would permit it to cease development and terminate the Agreement. In May, Progenics terminated the Agreement based on Ono's material breach effective immediately, and the license grants, territory and other rights which reverted to Progenics from such termination are now licensed to Salix. The Company's arbitration with Ono is continuing.

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

Overview

General. We are conducting a phase 2 clinical trial of our therapeutic candidate for prostate cancer, PSMA ADC, and have recently completed patient dosing in a phase 2 trial of 1404 (trofolastat), an imaging agent candidate also for prostate cancer. We are resuming a pivotal phase 2 trial of an ultra-orphan radiotherapy candidate for pheochromocytoma and have determined to move MIP-1095, a small molecule therapeutic candidate for prostate cancer, into clinical development, and expect to file an IND application for it in the U.S. by the end of this year.

We have licensed our opioid-induced constipation drug, Relistor, to Salix Pharmaceuticals, and have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

On July 10, the FDA informed us that subcutaneous Relistor for chronic non-cancer pain patients with OIC can be approved on the data included in Salix's 2011 supplemental New Drug Application (sNDA). The agency determined not to require additional clinical trials of the drug prior to approval of this expanded indication.

 The action followed an Advisory Committee convened by the FDA on June 11-12 in response to Salix's appeal of the agency's July 2012 Complete Response Letter on the sNDA. In its Appeal Response, the FDA directed Salix to submit to its Division of Gastroenterology and Inborn Errors Products proposed product labeling, updated safety data and a proposal for one or more post-marketing observational cohort studies designed to assess the relative incidence of Major Adverse Cardiovascular Events (MACE) among chronic non-cancer pain patients receiving Relistor versus a comparator cohort. Salix submitted the requested information to the agency on July 25. Salix has also announced that it intends to meet with the FDA as soon as possible to discuss a path forward for an oral formulation of Relistor for the chronic, non-cancer pain indication.

Progenics in October 2013 commenced an arbitration with Ono Pharmaceuticals under the provisions of the parties' 2008 License Agreement, following a communication from Ono that it had determined to discontinue development of subcutaneous Relistor in Japan because of "commercial concerns" that Ono contended would permit it to cease development and terminate the Agreement. In May, Progenics terminated the Agreement based on Ono's material breach effective immediately. Japan is now included in our worldwide Relistor license with Salix, and the Company's arbitration with Ono is continuing. See Note 10 to the Consolidated Financial Statements and Risk Factors.

Most of our expenditures are for research and development activities in support of our product candidates. During the six months ended June 30, 2014, expenses for Oncology were $14.3 million compared to $18.2 million in 2013. Expenses for Relistor and other programs were $1.0 million during the six months ended June 30, 2014 compared to $0.6 million for the 2013 period. We expect to incur significant development expenses for our product candidates as clinical trials progress, while expenses, and resulting reimbursement revenue, related to Relistor depend on the amount of research and development work we perform upon Salix's request. We are also obligated to pay potential milestones to former shareholders of Molecular Insight (acquired in early 2013) totaling up to $23 million for specified commercialization events and $70 million upon achieving sales targets.

At June 30, 2014, we held $85.35 million in cash and cash equivalents, a decrease of $8.69 million from first quarter-end, and a $19.49 million increase from 2013 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to incur operating losses during the near term. At June 30, 2014, cash, cash equivalents and auction rate securities increased $19.5 million to $87.6 million from $68.1 million at December 31, 2013.

We fund our operations to a significant extent from capital-raising. Earlier this year, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock, and entered into an agreement with an investment bank under which we may sell from time to time up to $50 million of our stock. In addition, our current principal sources of revenue from operations are royalty, commercialization milestone and revenue-sharing payments from Salix relating to Relistor. Royalty and milestone payments from Relistor depend on success in development and commercialization, which is dependent on many factors, including Salix's efforts, competition from drugs for the same or similar indications, and decisions by the FDA and other regulatory bodies. If we do not realize sufficient royalty or other revenue from Relistor, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or take other economic measures.

Relistor has been approved by regulatory authorities in the U.S., countries in the E.U., Canada and Australia since 2008 for treatment of OIC in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient. Salix is responsible for further developing and commercializing Relistor, including completing clinical development necessary to support regulatory marketing approvals for potential new indications (such as chronic pain) and formulations of the drug, such as oral methylnaltrexone. Under our Agreement with Salix, we are eligible to receive (i) a development milestone of up to $40 million upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients (the proposed indication addressed in the sNDA and Appeal Release mentioned above), (ii) a development milestone of up to $50 million upon U.S. marketing approval of an oral formulation of Relistor, (iii) up to $200 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iv) royalties ranging from 15 to 19 percent of net sales by Salix and its affiliates, and (v) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. In the event either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable on annual U.S. sales first exceeding $100 million).

Salix has secured distribution for Relistor in the European territory and has licensed Link Medical Products Pty Limited for distribution in Australia, New Zealand, South Africa and certain other markets in Asia.

Results of Operations (amounts in thousands unless otherwise noted)

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Revenues	$1,477	$1,801	(18%)	$3,292	$4,027	(18%)
Expenses	(12,564)	(14,074)	(11%)	(23,704)	(27,572)	(14%)
Operating loss	(11,087)	(12,273)	(10%)	(20,412)	(23,545)	(13%)
Other income	13	10	30%	25	24	4%
Income tax benefit	1	-	100%	1	-	100%
Net loss	$(11,073)	$(12,263)	(10%)	$(20,386)	$(23,521)	(13%)

Revenues:

Sources of revenue during the periods indicated below included license and other agreements with Salix and other collaborators, research grants from the National Institutes of Health (NIH) in 2013, and, to a small extent, sale of research reagents.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Royalty income	$1,367	$1,176	16%	$2,102	$2,333	(10%)
Collaboration revenue	72	514	(86%)	1,121	1,367	(18%)
Research grants	-	77	(100%)	-	275	(100%)
Other revenues	38	34	12%	69	52	33%
Total	$1,477	$1,801	(18%)	$3,292	$4,027	(18%)

Royalty income. During the periods presented below we recognized royalty income primarily based on the below net sales of Relistor reported by Salix.

	Relistor Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S.	$8,200	$6,700	$11,800	$13,400
Ex-U.S.	900	1,200	2,100	2,200
Global	$9,100	$7,900	$13,900	$15,600

Collaboration revenue. During the three and six months ended June 30, 2014, we recognized $72 and $1,121, respectively, from upfront and reimbursement payments from partnering arrangements, compared to $514 and $1,367 in the 2013 periods.

Research grants. During the three and six months ended June 30, 2013 we recognized $77 and $275, respectively, as revenue from federal government grants by the NIH to support research and development programs. We do not expect to recognize revenues from the NIH in the future.

Other revenues, primarily from orders for research reagents, increased to $38 for the three months ended June 30, 2014, from $34 for the same period in 2013 and increased to $69 for the six months ended June 30, 2014, from $52 in 2013.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $8,175 for the three months ended June 30, 2014 from $9,857 for the same period of 2013 and decreased to $15,266 for the six months ended June 30, 2014 from $18,758 for the same period in 2013, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Salaries and benefits	$2,221	$2,855	(22%)	$5,097	$7,496	(32%)

Three Months: Salaries and benefits decreased due to a decline in average headcount.

Six Months: Salaries and benefits decreased due to approximately $1.5 million restructuring charge recorded in the 2013 period, in addition to a decline in average headcount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Share-based compensation	$611	$599	2%	$1,088	$1,092	0%

Three Months: Share-based compensation increased primarily due to higher stock option expenses, partially offset by lack of restricted stock expenses.

Six Months: Share-based compensation decreased primarily due to lack of restricted stock expenses, partially offset by higher stock option expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Clinical trial costs	$2,439	$1,992	22%	$4,081	$3,319	23%

Three Months: Clinical trial costs increased primarily due to higher expenses for Oncology ($449), primarily related to PSMA ADC.

Six Months: Clinical trial costs increased primarily due to higher expenses for Oncology ($770), primarily related to PSMA ADC.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Laboratory and manufacturing supplies and equipment	$34	$421	(92%)	$68	$460	(85%)

Three Months: Laboratory and manufacturing supplies and equipment decreased due to lower expenses for Relistor and other programs ($380) and Oncology ($7).

Six Months: Laboratory and manufacturing supplies and equipment decreased due to lower expenses for Relistor and other programs ($352) and Oncology ($40).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Contract manufacturing and subcontractors	$1,332	$572	133%	$1,994	$934	113%

Three Months: Contract manufacturing and subcontractors increased due to higher expenses for Oncology ($759), primarily related to Azedra and 1404, partially offset by decreased expenses for PSMA ADC.

Six Months: Contract manufacturing and subcontractors increased due to higher expenses for Oncology ($1,075), primarily related to Azedra and 1404, partially offset by lower expenses for PSMA ADC. The increase was also partially offset by lower expenses for Relistor and other programs ($15).

Expenses in this category relate to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Consultants	$135	$452	(70%)	$330	$765	(57%)

Three Months: Consultants expense decreased primarily due to lower expenses for Oncology ($289) and Relistor and other programs ($28).

Six Months: Consultants expense decreased primarily due to lower expenses for Oncology ($400) and Relistor and other programs ($35).

Expenses in this category relate to monitoring ongoing clinical trials and reviewing data from completed trials including the preparation of filings and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

License fees	$180	$153	18%	$270	$223	21%

Three and Six Months: License fees increased primarily due to higher expenses for Oncology.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Royalty expense	$147	$119	24%	$229	$235	(3%)

Three Months: The increase in royalty expense was due to higher net sales of Relistor in the second quarter of 2014, compared to the prior year period.

Six Months: The decrease in royalty expense was due to lower net sales of Relistor in the first half of 2014, compared to the prior year period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Other operating expenses	$1,076	$2,694	(60%)	$2,109	$4,234	(50%)

Three Months: Other operating expenses decreased primarily due to decreases in rent ($1,452), facilities ($27), insurance ($16) and other operating expenses ($123).

Six Months: Other operating expenses decreased primarily due to decreases in rent ($1,829), facilities ($122), insurance ($19) and other operating expenses ($155).

General and Administrative Expenses increased to $4,256 for the three months ended June 30, 2014 from $3,899 for the same period of 2013 and decreased to $8,161 for the six months ended June 30, 2014, from $8,219 for the same period in 2013, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Salaries and benefits	$1,156	$1,175	(2%)	$2,475	$2,569	(4%)

Three and Six Months: Salaries and benefits decreased due to a decline in average headcount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Share-based compensation	$867	$752	15%	$1,163	$1,008	15%

Three and Six Months: Share-based compensation increased due to higher stock option expenses, partially offset by lack of restricted stock expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Consulting and professional fees	$894	$896	0%	$1,746	$2,400	(27%)

Three Months: Consulting and professional fees decreased due to lower consulting ($166) and other fees ($61), partially offset by higher legal expenses ($225).

Six Months: Consulting and professional fees decreased due to lower consulting ($650) and audit and compliance fees ($98), primarily due to the 2013 Molecular acquisition related transaction expenses, partially offset by higher tax accounting, legal patent and all other fees ($94).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Other operating expenses	$939	$1,076	(13%)	$1,877	$2,242	(16%)

Three Months: Other operating expenses decreased due to lower expenses for recruiting ($115), investor relations ($35) and taxes ($26), partially offset by an increase in other operating expenses ($39).

Six Months: Other operating expenses decreased due to lower expenses for recruiting ($211), rent ($55), taxes ($39), travel ($26) and other operating expenses ($34).

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Contingent consideration liability expense (non-cash)	$400	$-	100%	$900	$-	100%

Three and Six Months: The second quarter review of the contingent consideration liability fair value resulted in a $400 increase, from $16,200 to $16,600. The first quarter review of the contingent consideration liability fair value resulted in a $500 increase, from $15,700 to $16,200. Both increases have been recorded as non-cash general and administrative expenses in the Consolidated Statements of Operations. The increases in contingent consideration liability were due to a decrease in the discount period used to calculate the estimated liability. Significant changes in estimates and assumptions underlying the estimated fair value of the contingent consideration liability would result in a significantly higher or lower fair value with a corresponding non-cash charge or credit to general and administrative expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Depreciation and amortization	$133	$318	(58%)	$277	$595	(53%)

Three and Six Months: Depreciation and amortization expense decreased primarily due to lower leasehold improvements and machinery and equipment fixed assets balances.

Other income:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Interest income	$13	$10	30%	$25	$24	4%

Three and Six Months: Interest income increased due to higher average balances in 2014 than in 2013, partially offset by decreases due to lower average interest rates in 2014 than in 2013.

Income Taxes:

For the three and six months ended June 30, 2014, income tax benefit of $1 resulted from the change in the difference between the carrying amount of the finite lived intangible assets for financial reporting purposes and the amounts used for income tax purposes. For the three and six months ended June 30, 2013, there was no provision for income taxes due to pre-tax losses for those periods.

Net Loss:

Our net loss was $11,073 and $20,386 for the three and six months ended June 30, 2014, respectively, compared to $12,263 and $23,521 for the corresponding 2013 periods.

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

At June 30, 2014, we held $85,347 in cash and cash equivalents, a decrease of $8,689 from March 31, 2014, and an increase of $19,487 from $65,860 at December 31, 2013. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, at June 30, 2014 and December 31, 2013, our investment in auction rate securities classified as long-term assets on the Consolidated Balance Sheets amounted to $2,208.

If we do not realize sufficient royalty or other revenue from Relistor, or other collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or take other economic measures.

Cash used in operating activities for the six months ended June 30, 2014 and 2013 was $17,980 and $17,463, respectively, due to excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants in 2013.

During the first quarter of 2014, we established a $150,000 replacement shelf registration statement which we used for our first quarter underwritten public offering of 8,750 shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37,459. We may utilize this shelf registration for the issuance of up to approximately $110,000 of additional common stock and other securities, including up to $50,000 of our common stock under an agreement with an investment bank providing for at-the-market sales through the bank.

Sources of Cash

Operating Activities. During the six months ended June 30, 2014 we received $4,627 under our collaborations, primarily consisting of $3,627 in royalties and reimbursements from Salix and $1,000 in milestone payments relating to 1404. During the six months ended June 30, 2013 we received $7,591 under our collaborations, consisting of (i) $5,125 in upfront and reimbursement payments from partnering of our C. difficile program, (ii) $1,987 in royalties and reimbursements from Salix, (iii) payments totaling $198 from out-licenses of other assets, and (iv) $281 in reimbursement payments from 1404 product candidate.

We have in the past partially funded research programs through awards from the NIH, which we do not expect to receive in the foreseeable future. For the six months ended June 30, 2013 we received $287 of revenue from all of our NIH awards.

Changes in Accounts receivable and Accounts payable for the six months ended June 30, 2014 and 2013 resulted from the timing of receipts from Salix, Fuji, other partnering transactions and, principally in prior periods, NIH, and the timing of payments made to trade vendors in the normal course of business.

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

Investing Activities. Approximately 94% of our $85,347 in cash and cash equivalents at June 30, 2014 was invested in money market funds. Auction rate securities of $2,208 consist of securities collateralized by student loan obligations subsidized by the U.S. government. These auction rate securities are rated investment grade by the Standard & Poor's and Moody's rating agencies and have scheduled maturities greater than ten years. During the six months ended June 30, 2014, we realized $76 of proceeds from sales of fixed assets.

Financing Activities. During the six months ended June 30, 2014, net cash provided by financing activities included $37,459 in net proceeds from the issuance of 8,750 shares of common stock. During the six months ended June 30, 2013, net cash provided by financing activities included $34,843 in net proceeds that we received for the issuance of 8.5 million shares of our common stock and $3 from the exercise of stock options. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the common stock price on the grant date for options exercised.

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

For the periods presented, research and development costs incurred, by project, were as follows:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Oncology	$14.3	$18.2
Relistor and other programs	1.0	0.6
Total	$15.3	$18.8

We will require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, fund other operating expenses, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the six months ended June 30, 2014 and 2013, we have spent $68 and $47, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under licensing, collaboration and other agreements, including those to which our Molecular Insight subsidiary is a party. The following table summarizes our contractual obligations as of June 30, 2014 for future payments under these agreements, including Molecular obligations:

		Payments due by June 30,
	Total	2015	2016-2017	2018-2019	Thereafter
	(in millions)
Operating leases	$13.0	$1.9	$3.9	$4.0	$3.2
License and collaboration agreements:
Fixed payments	1.1	0.3	0.4	0.4	-
Contingent payments (1)	106.6	-	4.8	16.1	85.7
Total	$120.7	$2.2	$9.1	$20.5	$88.9
_________________________________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. Our significant accounting policies are disclosed in Note 3 to our consolidated financial statements included in our 2013 Annual Report on Form 10-K. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The results of our evaluation form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. The impairment indicators and level of risk associated with in-process research and development and goodwill are monitored and significant judgment is required in the assessment of timing of the triggering events. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, these estimates and assumptions are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no changes to our critical accounting policies and estimates as of and for the six months ended June 30, 2014, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In May, the FASB issued ASU No. 2014-09, which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is not permitted. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are evaluating the prospective impact of the pending adoption of this ASU on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands unless otherwise noted)

Our primary investment objective is to preserve principal. Our money market funds and auction rate securities (ARS) have interest rates that were variable and totaled $82,593 at June 30, 2014. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

At that date, we held approximately $2,208 (2.67% of assets measured at fair value) carrying amount of ARS, in respect of which we have received all scheduled interest payments. The principal amount of these remaining ARS will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

The valuation of the ARS we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security. We re-evaluated the valuation of these securities as of June 30, 2014 and the temporary impairment amount remained unchanged from December 31, 2013 at $192. A 100 basis point increase to our internal analysis would result in a $24 increase in the temporary impairment of these securities as of June 30, 2014.

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

As previously reported and discussed in Note 10 to our interim Consolidated Financial Statements included in Part I, Item 1 of this Report, Progenics last October commenced an arbitration with Ono Pharmaceuticals under the provisions of the parties' 2008 License Agreement, following a communication from Ono that it had determined to discontinue development of subcutaneous Relistor in Japan because of "commercial concerns" that Ono contended would permit it to cease development and terminate the Agreement. In May, Progenics terminated the Agreement based on Ono's material breach effective immediately, and the license grants, territory and other rights which reverted to Progenics from such termination are now licensed to Salix. The Company's arbitration with Ono is continuing.

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

We are dependent on Salix and other business partners to develop and commercialize Relistor, exposing us to significant risks.

We rely on Salix to complete development and obtain regulatory approvals for additional formulations of and indications for Relistor. Development of Relistor in Japan has stopped as a result of our termination of Ono's license. We are and will be dependent upon Salix and any other business partners with which we may collaborate in the future to perform and fund development, including clinical testing of Relistor, make related regulatory filings and manufacture and market products, including for new indications and in new formulations, in their respective territories. Revenue from the sale of Relistor depends entirely upon the efforts of Salix and its sublicensees, which have significant discretion in determining the efforts and resources they apply to sales of Relistor. Salix may not be effective in obtaining approvals for new indications or formulations, marketing existing or future products or arranging for necessary sublicense or distribution relationships. Our business relationships with Salix and other partners may not be scientifically, clinically or commercially successful. For example, Salix has a variety of marketed products. Salix is not, however, a large diversified pharmaceutical company and does not have resources commensurate with such companies. Salix has its own corporate objectives, which may not be consistent with our best interests, and may change its strategic focus or pursue alternative technologies in a manner that results in reduced or delayed revenue to us. Changes of this nature might also occur if Salix were acquired or if its management changed. We may have future disagreements with Salix, which has significantly greater financial and managerial resources which it could draw upon in the event of a dispute. Such disagreements could lead to lengthy and expensive litigation or other dispute-resolution proceedings as well as extensive financial and operational consequences to us and have a material adverse effect on our business, results of operations and financial condition. In addition, independent actions may be taken by Salix concerning product development, marketing strategies, manufacturing and supply issues, and rights relating to intellectual property, including, as discussed below, Relistor's path forward in light of the July 2012 Complete Response Letter from the FDA.

Progenics in October 2013 commenced an arbitration with Ono under the provisions of the parties' 2008 License Agreement for development and commercialization of subcutaneous Relistor in Japan, following a communication from Ono that it had determined to discontinue development because of "commercial concerns" that Ono contended would permit it to cease development and terminate the Agreement. Development of Relistor in Japan has stopped as a result of our termination of Ono's license, which will result in reduced or delayed, or in the elimination of, milestone and/or royalty revenue from subcutaneous Relistor development in Japan.

The Relistor program may be discontinued or otherwise at risk.

As a result of Salix's appeal of the FDA's 2012 Complete Response Letter in response to Salix's supplemental New Drug Application for Relistor for the treatment of OIC in adult patients with chronic, non-cancer pain, the FDA has recently informed us that Relistor subcutaneous injection for the treatment of opioid-induced constipation in patients taking opioids for chronic non-cancer pain can be approved on the data included in Salix's 2011 sNDA for that indication. Other future developments may, however, result in Salix taking independent actions concerning product development, marketing strategies or other matters for Relistor, including termination of their efforts to develop and commercialize the drug.

Salix has disclosed in regulatory filings that it might terminate its development program for Relistor subcutaneous injection for treatment of OIC in chronic non-cancer pain patients, and that additional information and additional guidance from the FDA could result in the termination of its oral OIC Relistor development program. As noted in our risk factor on regulatory approvals below, if clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of a product candidate, such as the concerns expressed in the FDA's CRL and as described above, we or our collaborators may stop or significantly slow development or commercialization of affected products. As a result of such concerns, the development programs for subcutaneous and/or oral Relistor for chronic, non-cancer pain patients have been and may in the future be significantly delayed or terminated altogether. In such an event, we could be faced with either further developing and commercializing the drug on our own or with one or more substitute collaborators, either of which paths would subject us to the development, commercialization, collaboration and/or financing risks discussed in these risk factors. Any such significant action adverse to development and commercialization of Relistor could have a material adverse impact on our business, and on the price of our stock.

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

For example, as described in our 2013 Form 10-K Annual Report, in clinical studies of one of our principal product candidates, PSMA ADC, investigators have reported serious adverse events (SAEs), including three deaths, in a small proportion of patients treated with the drug. Based on data currently available to us, the Company is continuing development of PSMA ADC and has not determined what effects, if any, treatment-related SAEs reported to date or that may be reported in the future may have on the development of PSMA ADC going forward. If, however, we, together with or independently of investigators participating in our clinical trials, or regulators evaluating PSMA ADC were to determine that this candidate cannot safely be administered to patients with sufficient therapeutic effect, we may determine to attempt to reformulate or otherwise change the candidate and/or its administration to alleviate such concerns, which could result in costs and delays that could impair the value of the candidate. If such costs and delays were sufficiently large, we could determine to abandon the PSMA ADC program. Concerns about the safety and/or efficacy of PSMA ADC could also make it more difficult or impossible for us to enter into licensing, collaboration or other arrangements with third parties for further development and commercialization of PSMA ADC. Any of these possibilities could have material adverse effects on Progenics' business, its financial condition, and/or the price of our stock.

Even if we obtain regulatory approval for a product candidate, the approval may include significant limitations on indicated uses for which the product could be marketed or other significant marketing restrictions, such as a Risk Evaluation and Mitigation Strategy (REMS). For example, Relistor is currently approved only for OIC in patients with advanced illness and not for chronic, non-cancer pain, and our product candidates, if approved at all, may be subject to those or other such limitations and restrictions.

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

We are aware of a number of products and product candidates described in our 2013 Form 10-K Annual Report which compete or may potentially compete with Relistor. Any of these approved products or product candidates, or others which may be developed in the future may achieve a significant competitive advantage relative to Relistor, and, in any event, the existing or future marketing and sales capabilities of these competitors may impair Salix's and/or other collaborators' ability to compete effectively in the market.

We are also aware of competitors, including those described in that Report, which are developing alternative treatments for disease targets to which our research and development programs are directed, any of which – or others which may be developed in the future – may achieve a significant competitive advantage relative to any product we may develop.

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

Regulatory approvals are necessary to market product candidates and require demonstration of a product's safety and efficacy through extensive pre-clinical and clinical trials. We or our collaborators may not obtain regulatory approval for product candidates on a timely basis, or at all, and the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions, limitations on use or other commercially unattractive conditions. We, our collaborators or regulators may also amend, suspend or terminate clinical trials if we or they believe that the participating subjects are being exposed to unacceptable health risks, and after reviewing trial results, we or our collaborators may abandon projects which we previously believed to be promising for commercial or other reasons unrelated to patient risks. During this process, we may find, for example, that results of pre-clinical studies are inconclusive or not indicative of results in human clinical trials, clinical investigators or contract research organizations do not comply with protocols or applicable regulatory requirements, or that product candidates do not have the desired efficacy or have undesirable side effects or other characteristics that preclude marketing approval or limit their potential commercial use if approved. In such circumstances, the entire development program for that product candidate could be adversely affected, resulting in delays in trials or regulatory filings for further marketing approval and a possible need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved. Conducting additional clinical trials or making significant revisions to a clinical development plan would lead to delays in regulatory filings. If clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of a product candidate, such as the concerns expressed in the FDA's July 2012 Complete Response Letter or during consideration of the oral Relistor development program, we or our collaborators may stop or significantly slow development or commercialization of affected products. As a result of such concerns, and despite the FDA's recent Appeal Response, the development programs for subcutaneous and/or oral Relistor for chronic, non-cancer pain patients may be significantly delayed or terminated altogether.

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

The extent to which any of our products achieves market acceptance will depend on competitive factors. Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many for-profit companies and major universities and research institutions in the U.S. and abroad. We face competition from companies marketing existing products or developing new products for diseases and conditions targeted by our technologies. We are aware of a number of products and product candidates, including those described in our 2013 Form 10-K Annual Report, which compete or may potentially compete with Relistor, PSMA ADC or our other product candidates. For instance, there are product candidates in pre-clinical or clinical development that target the side effects of opioid pain therapy, and a marketed product for the treatment of post-operative ileus could compete with Relistor. We are aware of several competitors, including those described in that Report, which have received approval for or are developing alternative treatments or diagnostics for castration-resistant prostate cancer, some of which are directed against PSMA. Any of these competing approved products or product candidates, or others which may be developed in the future, may achieve a significant competitive advantage relative to Relistor, PSMA ADC, 1404, Azedra, MIP-1095 or other product candidates.

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

Salix may not be able to fulfill manufacturing obligations for Relistor, a key raw material for which grows in Tasmania, either on their own or through third-party suppliers. A delay or disruption of supplies of Relistor would have a material adverse effect on the Relistor franchise, and therefore on our business as a whole. Our existing arrangements with suppliers for our other product candidates may not result in the supply of sufficient quantities of our product candidates needed to accomplish our clinical development programs, and we may not have the right and in any event do not currently have the capability to manufacture these products if our suppliers are unable or unwilling to do so. We currently arrange for supplies of critical raw materials used in production of our product candidates from single sources. We do not have long-term contracts with any of these suppliers. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

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

We rely on third parties to perform a variety of functions. We are party to numerous agreements which place substantial responsibility on clinical research organizations, consultants and other service providers for the development of our approved product and our product candidates. We also rely on medical and academic institutions to perform aspects of our clinical trials of product candidates. In addition, an element of our research and development strategy has been to in-license technology and product candidates from academic and government institutions in order to minimize investments in early research. We have entered into agreements under which we are now dependent on Salix for the commercialization and development of Relistor. We may not be able to maintain our existing relationships, or establish new ones for Relistor or other product candidates on beneficial terms. We may not be able to enter new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully. Moreover, if third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or applicable protocols, our product candidates may not be approved for marketing and commercialization or such approval may be delayed. If that occurs, we or our collaborators will not be able, or may be delayed in our efforts, to commercialize our product candidates.

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

Our business exposes us to product liability risks, which are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We may not be able to avoid product liability exposure. If a product liability claim is successfully brought against us, our financial position may be adversely affected. Under our license agreement with Salix, we are responsible for product liability claims arising out of clinical trials that were conducted under our supervision. We are indemnified by Salix under our license agreement with Salix for product liability exposure arising from its marketing and sales of Relistor, and maintain our own product liability insurance coverage in the amount of $10.0 million per occurrence, subject to a deductible and a $10.0 million annual aggregate limitation and other clinical trial or other insurance as required by contract and local laws. We released our former Relistor collaborator, Wyeth Pharmaceuticals, from its indemnification responsibility for product liability exposure arising from its marketing and sales of Relistor. Product liability insurance for the biopharmaceutical industry is generally expensive, when available at all, and may not be available to us at a reasonable cost in the future. Our current insurance coverage and indemnification arrangements may not be adequate to cover claims brought against us, and are in any event subject to the insuring or indemnifying entity discharging its obligations to us.

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

Progenics has incurred substantial losses throughout its history. A large portion of our revenue has historically consisted of upfront and milestone from licensing transactions. We have reported operating losses for 2014 to date, 2013 and 2012 and while we reported operating income for 2011, as a result of a one-time upfront payment from Salix, the timing and amount of any similar transactions in the future is highly unpredictable and uncertain. Without upfront or other such payments, we operate at a loss, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. Moreover, we have derived no significant revenue from product sales and have only in the last several years derived revenue from royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur net operating losses and negative cash flow from operations in the future, which could increase significantly if we expand our clinical trial programs and other product development efforts, including those attendant to the product candidates and programs originally developed by Molecular Insight. Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval for and then commercializing our product candidates, either alone or with others. We may not be able to develop and commercialize products beyond subcutaneous Relistor for OIC in patients with advanced illness. Our operations may not be profitable even if any of our other product candidates under development are commercialized.

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

Our stock price has a history of significant volatility. It has varied between a high of $7.45 and a low of $3.10 in 2014, $6.47 and $2.53 in 2013, and $11.34 and $1.41 in 2012. Factors that may have a significant impact on the market price of our common stock include the results of clinical trials and pre-clinical studies undertaken by us or others; delays, terminations or other changes in development programs; developments in marketing approval efforts, such as the FDA's July 2012 Complete Response Letter with respect to the Relistor sNDA for OIC in chronic, non-cancer pain patients; developments in collaborator or other business relationships, particularly regarding Relistor, PSMA ADC or other significant products or programs; technological innovation or product announcements by us, our collaborators or our competitors; patent or other proprietary rights developments; governmental regulation; changes in reimbursement policies or health care legislation; safety and efficacy concerns about products developed by us, our collaborators or our competitors; our ability to fund ongoing operations; fluctuations in our operating results; general market conditions; and the reporting of or commentary on such matters by the press and others. At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years, and financial and market conditions during that period have resulted in widespread pressures on securities of issuers throughout the world economy.

Our stockholders may be diluted, and the price of our common stock may decrease, as a result of future issuances of securities, exercises of outstanding stock options, or sales of outstanding securities.

We expect to issue additional common stock in public offerings, private placements and/or through our January 2014 Sales Agreement with Cantor Fitzgerald & Co., pursuant to which we may sell from time to time up to $50 million of our stock, and to issue options to purchase common stock for compensation purposes. We may issue preferred stock, restricted stock units or securities convertible into or exercisable or exchangeable for our common stock. All such issuances would dilute existing investors and could lower the price of our common stock. Sales of substantial numbers of outstanding shares of common stock, such as sales by former Molecular Insight stockholders of unregistered shares received in the acquisition, could also cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock, which we have recently done in follow-on primary offerings in late 2012, mid-2013 and February 2014. We have a shelf registration statement which may be used to issue up to approximately an additional $110 million of common stock and other securities before any underwriter discounts, commissions and offering expenses. We also have in place registration statements covering shares issuable pursuant to our equity compensation plans, and sales of our securities under them could cause the market price of our stock to decline. Sales by existing stockholders or holders of options or other rights may have an adverse effect on our ability to raise capital and may adversely affect the market price of our common stock.

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

As of June 30, 2014, our directors and executive officers together beneficially owned or controlled approximately six percent of our outstanding common shares, including shares currently issuable upon option exercises, and our five largest other stockholders approximately 45 percent. Should these parties choose to act alone or together, they could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could, among other things, have the effect of delaying or preventing a change in control of the Company, adversely affecting our stock price.

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

PROGENICS PHARMACEUTICALS, INC.
Date: August 8, 2014	By:	/s/ Angelo W. Lovallo, Jr.
Angelo W. Lovallo, Jr. Vice President, Finance & Treasurer (Principal Financial and Accounting Officer)