Form 10-Q
period 2014-09-30
PROGENICS PHARMACEUTICALS INC
filed 2014-11-07
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of November 3, 2014, a total of 69,555,634 shares of common stock, par value $.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,230	$65,860
Accounts receivable, net	41,667	2,879
Auction rate securities	2,208	-
Other current assets	1,994	1,943
Total current assets	131,099	70,682
Auction rate securities	-	2,208
Fixed assets, at cost, net of accumulated depreciation and amortization	2,321	2,413
Intangible assets, net (Note 5)	30,800	31,379
Goodwill	7,702	7,702
Other assets	157	157
Total assets	$172,079	$114,541

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,039	$6,512
Other current liabilities	115	115
Total current liabilities	6,154	6,627
Contingent consideration liability	17,100	15,700
Deferred tax liability – long term	12,093	12,321
Other liabilities	912	914
Total liabilities	36,259	35,562
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 160,000,000 shares authorized; issued – 69,755,634 in 2014 and 61,025,404 in 2013	91	79
Additional paid-in capital	588,750	548,510
Accumulated deficit	(450,088)	(466,677)
Accumulated other comprehensive loss	(192)	(192)
Treasury stock, at cost (200,000 shares in 2014 and 2013)	(2,741)	(2,741)
Total stockholders' equity	135,820	78,979
Total liabilities and stockholders' equity	$172,079	$114,541

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net income (loss) per share)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Collaboration revenue	$40,023	$145	$41,144	$1,512
Royalty income	1,626	719	3,728	3,052
Research grants	-	-	-	275
Other revenues	7	3	76	55
Total revenues	41,656	867	44,948	4,894

Expenses:
Research and development	6,728	7,905	21,495	26,205
License fees – research and development	10	91	280	314
Royalty expense	319	73	548	308
General and administrative	3,895	3,131	11,156	11,350
Depreciation and amortization	142	179	419	774
Intangible impairment charges	576	-	576	-
Change in contingent consideration liability	500	-	1,400	-
Total expenses	12,170	11,379	35,874	38,951

Other operating income	7,250	-	7,250	-

Operating income (loss)	36,736	(10,512)	16,324	(34,057)

Other income:
Interest income	12	12	37	36
Total other income	12	12	37	36

Net income (loss) before income tax benefit	36,748	(10,500)	16,361	(34,021)

Income tax benefit	227	-	228	-

Net income (loss)	$36,975	$(10,500)	$16,589	$(34,021)

Net income (loss) per share – basic	$0.53	$(0.17)	$0.24	$(0.63)
Weighted-average shares – basic	69,556	60,599	67,712	54,104

Net income (loss) per share – diluted	$0.51	$(0.17)	$0.24	$(0.63)
Weighted-average shares – diluted	72,879	60,599	67,727	54,104

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$36,975	$(10,500)	$16,589	$(34,021)
Other comprehensive income:
Net change in unrealized loss on auction rate securities	-	-	-	68
Total other comprehensive income	-	-	-	68
Comprehensive income (loss)	$36,975	$(10,500)	$16,589	$(33,953)

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(amounts in thousands)
(Unaudited)

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2013	61,025	$79	$548,510	$(466,677)	$(192)	(200)	$(2,741)	$78,979
Net income	-	-	-	16,589	-	-	-	16,589
Compensation expenses for share-based payment arrangements	-	-	2,875	-	-	-	-	2,875
Sale of common stock in public offering, net of underwriting discounts and commissions ($2,415) and offering expenses ($376)	8,750	12	37,447	-	-	-	-	37,459
Acquisition of subsidiary escrow shares returned	(19)	-	(82)	-	-	-	-	(82)
Balance at September 30, 2014	69,756	$91	$588,750	$(450,088)	$(192)	(200)	$(2,741)	$135,820

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2012	46,765	$61	$493,613	$(424,105)	$(260)	(200)	$(2,741)	$66,568
Net loss	-	-	-	(34,021)	-	-	-	(34,021)
Other comprehensive income	-	-	-	-	68	-	-	68
Compensation expenses for share-based payment arrangements	-	-	2,903	-	-	-	-	2,903
Acquisition of subsidiary, net of issuance costs	4,472	6	11,214	-	-	-	-	11,220
Sale of common stock in public offering, net of underwriting discounts and commissions ($2,581) and offering expenses ($350)	9,775	12	40,067	-	-	-	-	40,079
Forfeiture of restricted stock	(1)	-	-	-	-	-	-	-
Exercise of stock options	14	-	71	-	-	-	-	71
Balance at September 30, 2013	61,025	$79	$547,868	$(458,126)	$(192)	(200)	$(2,741)	$86,888

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$16,589	$(34,021)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	419	774
(Gains) losses on sales of fixed assets	(125)	214
Intangible impairment charges	576	0
Deferred income tax	(228)	-
Change in contingent consideration liability	1,400	-
Expenses for share-based compensation awards	2,875	2,903
Acquisition of subsidiary escrow shares returned	(82)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(38,788)	6,240
(Increase) decrease in other current assets	(2,259)	1,041
Decrease in other assets	2,208	-
(Decrease) in accounts payable and accrued expenses	(473)	(2,565)
(Decrease) in deferred revenue - current	-	(833)
(Decrease) in other liabilities	(2)	(163)
Net cash used in operating activities	(17,890)	(26,410)
Cash flows from investing activities:
Cash acquired in acquisition of subsidiary	-	1,888
Capital expenditures	(327)	(77)
Proceeds from sales of fixed assets	128	153
Proceeds from redemption of auction rate securities	-	1,100
Net cash (used in) provided by investing activities	(199)	3,064
Cash flows from financing activities:
Equity issuance costs in connection with acquisition of subsidiary	-	(45)
Proceeds from public offering of common stock, net of underwriting discounts and commissions and offering expenses	37,459	40,079
Proceeds from the exercise of stock options	-	71
Net cash provided by financing activities	37,459	40,105
Net increase in cash and cash equivalents	19,370	16,759
Cash and cash equivalents at beginning of period	65,860	58,838
Cash and cash equivalents at end of period	$85,230	$75,597

Supplemental disclosure of cash flow information:
Contingent consideration liability		$15,900
Stock acquisition consideration		$11,265

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

We have licensed our first commercial drug, Relistor® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), to Salix Pharmaceuticals, Inc., which in September 2014 received an expanded approval from the U.S. Food and Drug Administration for the treatment of OIC in patients taking opioids for chronic non-cancer pain. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

We fund our operations to a significant extent from capital-raising. Early this year, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock, and entered into an agreement with an investment bank under which we may sell from time to time up to $50 million of our stock. Our current principal sources of revenue from operations are royalty, milestone and revenue-sharing payments from Salix's development and commercialization of Relistor.

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

Funding and Financial Matters. At September 30, 2014 we held $85.23 million in cash and cash equivalents, a $0.12 million decrease from the second quarter-end, and a $19.37 million increase from $65.86 million at 2013 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses for the foreseeable near future.

Our interim Consolidated Financial Statements included in this report have been prepared in accordance with applicable presentation requirements, and accordingly do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Our interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2013 Annual Report on Form 10-K. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements, but do not include all disclosures required by GAAP. Certain amounts have been reclassified in prior periods' financial statements to conform to the current presentation. This includes the reclassification of (i) certain expenses for share-based compensation from research and development to general and administrative expenses and (ii) certain non-cash items from general and administrative expenses to intangible impairment charges and change in contingent consideration liability, which reclassifications had no effect on total expenses as previously reported.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

2.  Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is not permitted. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are evaluating the prospective impact of the pending adoption of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016, unless we adopt it earlier. We are evaluating the prospective impact of the pending adoption of this ASU on our consolidated financial statements.

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

During 2014 to date, we have recognized as third quarter revenue a $40.0 million milestone receivable from Salix upon U.S. marketing approval for subcutaneous Relistor in non-cancer pain patients in September (paid pursuant to the Salix license in October) and a $1.0 million milestone payment from FUJIFILM RI Pharma in the first quarter of 2014.

During the third quarter of 2014, Salix entered into an agreement with Lupin Limited for distribution of Relistor in Canada. We have not recognized any revenue in the quarter, since terms of the Salix and Progenics negotiations were not fixed and determinable as of the end of the quarter.

4.  Net Income (Loss) Per Share

Our basic net income (loss) per share amounts have been computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. For the current reporting periods, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect of stock options (determined using the treasury stock method) and  contingent consideration liability (arising from our 2013 acquisition of Molecular Insight). For the corresponding periods of 2013, we reported net losses, and therefore potential dilutive common shares were not included in the computation of diluted net loss per share since it would have been anti-dilutive. The calculations of net income (loss) per share, basic and diluted, are as follows:

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

	Net Income (Loss) (Numerator)	Weighted Average Common Shares (Denominator) (in thousands)	Per Share Amount
Three months ended September 30, 2014
Basic	$36,975	69,556	$0.53
Dilutive effect of contingent consideration liability	500	3,295
Dilutive effect of stock options	-	28
Diluted	$37,475	72,879	$0.51
Nine months ended September 30, 2014
Basic	$16,589	67,712	$0.24
Dilutive effect of contingent consideration liability	-	-
Dilutive effect of stock options	-	15
Diluted	$16,589	67,727	$0.24
Three months ended September 30, 2013
Basic and diluted	$(10,500)	60,599	$(0.17)
Nine months ended September 30, 2013
Basic and diluted	$(34,021)	54,104	$(0.63)

For these periods, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended September 30,
	2014		2013
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	5,267	$10.23	6,068	$11.14

	Nine Months Ended September 30,
	2014		2013
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	5,357	$10.31	6,047	$11.69
Contingent consideration liability	3,295		-
Total	8,652		6,047

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
5.  In-Process Research and Development and Goodwill

The fair values of in-process research and development (IPR&D) acquired in business combinations are capitalized. The Company utilizes the "income method" which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using a discount rate we consider appropriate. This analysis is performed for each IPR&D project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have a decline in their fair value are adjusted downward and an impairment loss is recognized in the Consolidated Statements of Operations. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the fair value of the reporting unit (the Company has determined that it has only one reporting unit for this purpose, which includes Molecular Insight), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, the Company's Total stockholders' equity). No goodwill impairment has been recognized as of September 30, 2014 or 2013.

A third quarter review of our Onalta intangible asset resulted in a $560 impairment of the indefinite-lived balance and a $16 impairment of the finite-lived balance, with the corresponding impairment charges recorded in the Consolidated Statements of Operations.

The following table summarizes the activity related to the finite-lived intangible asset for the nine months ended September 30, 2014:

Finite-lived intangible assets
Balance at January 1, 2014	$19
Amortization expense	(3)
Impairment	(16)
Balance at September 30, 2014	$-

The following table reflects, prior to the third quarter write-off, the components of the finite-lived intangible asset as of December 31, 2013:

As of December 31, 2013	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite lived intangible assets	$21	$2	$19
Total	$21	$2	$19

The weighted-average remaining life of the finite-lived intangible assets was approximately five years at December 31, 2013.

Amortization expense was calculated on a straight-line basis over the estimated useful life of the asset. Amortization expense for the three and nine months ended September 30, 2014 was $1 and $3, respectively.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
The following tables summarize the activity related to the Company's goodwill and indefinite lived IPR&D:

	Goodwill	IPR&D
Balance at January 1, 2014	$7,702	$31,360
Impairment	-	(560)
Balance at September 30, 2014	$7,702	$30,800

	Goodwill	IPR&D
Balance at January 1, 2013	$-	$-
Increase related to acquisition	7,702	32,300
Balance at September 30, 2013	$7,702	$32,300

6.  Fair Value Measurements

We record auction rate securities at fair value in the accompanying Consolidated Balance Sheets in accordance with ASC 320 Investments – Debt and Equity Securities. The change in the fair value of these investments is recorded as a component of other comprehensive income (loss) (see Note 3. Summary of Significant Accounting Policies - Fair Value Measurements in the notes to consolidated financial statements included in our 2013 Annual Report on Form 10-K). We also record the contingent consideration liability resulting from the MIP acquisition at fair value in accordance with ASC 820-10-50.

The following tables present our money market funds and auction rate securities and contingent consideration liability measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy:

		Fair Value Measurements at September 30, 2014
	Balance at September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$70,397	$70,397	$-	$-
Auction rate securities	2,208	-	-	2,208
Total Assets	$72,605	$70,397	$-	$2,208

Liability:
Contingent consideration	$17,100	$-	$-	$17,100
Total Liability	$17,100	$-	$-	$17,100

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

At September 30, 2014 we held $2,208 in auction rate securities which are classified as Level 3 and in current assets as noted below. The fair value of these securities includes U.S. government subsidized securities collateralized by student loan obligations, with maturities greater than 10 years. Under the securities' terms we would not realize cash in respect of the principal amount of these securities until the issuer calls or restructures the security, the security reaches any scheduled maturity and is paid, or a buyer outside the auction process emerges. We have to date received all scheduled interest payments on these securities, which, in the event of auction failure, are reset according to contractual terms in the governing instruments.

The valuation of auction rate securities we held at September 30, 2014 is based on Level 3 unobservable inputs which consist of our internal analysis of (i) timing of expected future successful auctions or issuer calls of the securities, (ii) collateralization of underlying assets of the security and (iii) credit quality of the security. Significant increases or decreases in the redemption period or discount rates would result in a significantly lower or higher, respectively, fair value measurement. The temporary impairment amount associated with these securities, the duration of which is greater than 12 months, remained unchanged from year-end 2013 at $192, which is reflected as part of accumulated other comprehensive loss on our accompanying Consolidated Balance Sheets. Based on our re-evaluation for this quarter, we continue to believe that we have the ability to hold these securities until recovery of fair value. Due to the uncertainty related to the liquidity in the auction rate security market and therefore when individual positions may be liquidated, we classified these auction rate securities as long-term assets on our accompanying Consolidated Balance Sheet as of December 31, 2013. We continue to monitor markets for our investments and consider the impact, if any, of market conditions on the fair market value of our investments. We do not believe the carrying values of our investments are other than temporarily impaired and therefore expect the positions will eventually be liquidated without significant loss. Due to redemption of the auction rate securities after third quarter-end, these securities have been classified as current assets as of September 30, 2014 (see Note 11. Subsequent Event).

The estimated fair value of the contingent consideration liability of $17.1 million as of September 30, 2014, represents future potential milestone payments to former MIP stockholders. The Company considers this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs were the probabilities of achieving regulatory approval of the development projects and subsequent commercial success, and discount rates.

Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively. The Company records the contingent consideration liability at fair value with changes in estimated fair values recorded in the Consolidated Statements of Operations.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
The following table presents quantitative information pertaining to the September 30, 2014 fair value measurement of the Level 3 inputs. The assumptions remained unchanged since December 31, 2013:

	Fair Value as of September 30, 2014	Fair Value as of December 31, 2013	Valuation Technique	Unobservable Input	Range (Weighted Average)

Asset:
Auction rate securities	$2,208	$2,208	Discounted cash flow model	Redemption period	5 to 15 years (6 years)
				Discount rate	0.25% - 3.00% (1.55%)
Contingent consideration liability:
Azedra commercialization	$2,400	$2,300	Probability adjusted discounted cash flow model	Probability of success	40%
				Period of milestone expected achievement	2017
				Discount rate	10%

1404 commercialization	$2,200	$2,000	Probability adjusted discounted cash flow model	Probability of success	31%
				Period of milestone expected achievement	2018
				Discount rate	10%

MIP-1095 commercialization	$500	$500	Probability adjusted discounted cash flow model	Probability of success	19%
				Period of milestone expected achievement	2021
				Discount rate	10%

Net sales targets	$12,000	$10,900	Monte-Carlo simulation	Probability of success	19% - 40% (32.8%)
				Period of milestone expected achievement	2018 - 2022
				Discount rate	12.5%

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Asset – Auction Rate Securities Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended September 30,
	2014	2013
Description
Balance at beginning of period	$2,208	$2,208
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net income (loss)	-	-
Included in other comprehensive income (loss)	-	-
Settlements	-	-
Balance at end of period	$2,208	$2,208
Total amount of unrealized gains (losses) for the period included in other comprehensive income (loss) attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

	Asset – Auction Rate Securities Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Nine Months Ended September 30,
	2014	2013
Description
Balance at beginning of period	$2,208	$3,240
Transfers into Level 3	-	-
Total realized/unrealized gains (losses)
Included in net income (loss)	-	-
Included in other comprehensive income (loss)	-	68
Settlements	-	(1,100)
Balance at end of period	$2,208	$2,208
Total amount of unrealized gains (losses) for the period included in other comprehensive income (loss) attributable to the change in fair market value of related assets still held at the reporting date	$-	$-

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended September 30,
	2014	2013
Description
Balance at beginning of period	$16,600	$15,900
Fair value change to contingent consideration included in net income (loss)	500	-
Balance at end of period	$17,100	$15,900
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$500	$-

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Nine Months Ended September 30,
	2014	2013
Description
Balance at beginning of period	$15,700	$-
Fair value of contingent consideration – acquisition of Molecular Insight	-	15,900
Fair value change to contingent consideration included in net income (loss)	1,400	-
Balance at end of period	$17,100	$15,900
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$1,400	$-

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
7.  Accounts Receivable

Accounts receivable represent amounts due to Progenics from collaborators, royalty obligations owing to us, and sales of research reagents, and at the below dates amounted to:

	September 30, 2014	December 31, 2013
Collaborators	$40,023	$12
Royalties	1,651	2,862
Other	3	12
	41,677	2,886
Less, allowance for doubtful accounts	(10)	(7)
Total	$41,667	$2,879

8.  Accounts Payable and Accrued Expenses

The carrying value of our accounts payable and accrued expenses approximates fair value, as it represents amounts due to vendors and employees which will be satisfied within one year. Accounts payable and accrued expenses at the below dates amounted to:

	September 30, 2014	December 31, 2013
Accrued consulting and clinical trial costs	$1,955	$2,672
Accrued payroll and related costs	1,807	2,123
Legal and professional fees	1,340	608
Accounts payable	566	793
Other	371	316
Total	$6,039	$6,512

9.  Restructuring

We incurred a $0.4 million headcount reduction restructuring obligation in the first quarter of 2014, which was fully paid as of the end of the third quarter. A first quarter 2013 headcount reduction resulted in a $1.5 million restructuring obligation paid that year. During the second quarter of 2013, we incurred other exit and contract termination costs, including in connection with termination of a Molecular facilities lease ($0.9 million) and amendment and consolidation of the Company's facilities lease ($0.5 million).

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

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2013	$-	$-	$-	$-
Additions, net	358	-	-	358
Payments	(146)	-	-	(146)
Balance at March 31, 2014	212	-	-	212
Additions, net	1	-	-	1
Payments	(164)	-	-	(164)
Balance at June 30, 2014	49	-	-	49
Additions, net	-	-	-	-
Payments	(49)	-	-	(49)
Balance at September 30, 2014	$-	$-	$-	$-

	Severance and Related Benefits	Other Exit Costs	Contract Termination Costs	Total Restructuring Accrual
Balance at December 31, 2012	$813	$-	$-	$813
Additions, net	1,477	-	-	1,477
Payments	(854)	-	-	(854)
Balance at March 31, 2013	1,436	-	-	1,436
Additions, net	15	15	1,359	1,389
Payments	(914)	(15)	(1,359)	(2,288)
Balance at June 30, 2013	537	-	-	537
Additions, net	-	-	-	-
Payments	(448)	-	-	(448)
Balance at September 30, 2013	$89	$-	$-	$89

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
10.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include usual and customary indemnification provisions. We generally reciprocally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred with respect to products or product candidates, use of such products or other actions taken or omitted by the parties. The maximum potential amount of future payments we could be required to make under these indemnification provisions is frequently not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of September 30, 2014 and December 31, 2013.

Progenics is a party to a proceeding brought by a former employee complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee. The Company believes the former employee's claims are without merit and is contesting the matter vigorously. The federal District Court hearing the case issued in July 2013 an order denying our motion for summary judgment dismissing the former employee's complaint, making it likely that the proceeding will continue to trial. Given the continued uncertainty attendant to the proceeding, we continue to accrue related legal expenses, and have accrued other amounts in connection with this proceeding which are not material to these Consolidated Financial Statements.

In the third quarter of 2014, Progenics and its former licensee of Relistor in Japan, settled all claims between them relating to an arbitration commenced by Progenics in 2013, the parties' October 2008 License Agreement, and the former licensee's development and commercialization of the drug. In connection therewith, the parties exchanged mutual releases and the former licensee paid Progenics $$7.25 million, which has been recorded as other operating income.

11.  Subsequent Event

During the fourth quarter of 2014, all of the $2,208 auction rate securities remaining at September 30, 2014 have been redeemed at par, and accordingly classified as current assets as of September 30, 2014.

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

Overview

General. We are conducting a phase 2 clinical trial of our therapeutic candidate for prostate cancer, PSMA ADC, and have recently completed a phase 2 trial of 1404 (trofolastat), an imaging agent candidate also for prostate cancer. We are resuming a pivotal phase 2 trial of an ultra-orphan radiotherapy candidate for pheochromocytoma.

We have licensed our opioid-induced constipation drug, Relistor, to Salix Pharmaceuticals, which in September received an expanded approval from the U.S. Food and Drug Administration for the treatment of OIC in patients taking opioids for chronic non-cancer pain. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Most of our expenditures are for research and development activities in support of our product candidates. During the nine months ended September 30, 2014, expenses for Oncology were $21.0 million compared to $26.1 million in 2013. Expenses for Relistor and other programs were $1.3 million during the nine months ended September 30, 2014 compared to $0.7 million for the 2013 period. We expect to incur significant development expenses for our product candidates as clinical trials progress, while expenses, and resulting reimbursement revenue, related to Relistor depend on the amount of research and development work we perform upon Salix's request. We are also obligated to pay potential milestones to former shareholders of Molecular Insight (acquired in early 2013) totaling up to $23 million for specified commercialization events and $70 million upon achieving sales targets.

At September 30, 2014, we held $85.23 million in cash and cash equivalents, a decrease of $0.12 million from second quarter-end, and a $19.37 million increase from 2013 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect that we may continue to incur operating losses for the foreseeable near future. At September 30, 2014, cash, cash equivalents and auction rate securities increased $19.37 million to $87.44 million from $68.07 million at December 31, 2013.

We fund our operations to a significant extent from capital-raising. Early this year, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock, and entered into an agreement with an investment bank under which we may sell from time to time up to $50 million of our stock. Our current principal sources of revenue from operations are royalty, milestone and revenue-sharing payments from Salix's development and commercialization of Relistor. We expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain.

Relistor has also been approved by regulatory authorities in the U.S., countries in the E.U., Canada and Australia since 2008 for treatment of OIC in advanced-illness patients. Under our Agreement with Salix, we recognized in the third quarter a $40 million development milestone for the chronic non-cancer pain indication approval, and remain eligible to receive (i) a development milestone of up to $50 million upon U.S. marketing approval of an oral formulation of Relistor, (ii) up to $200 million of commercialization milestone payments upon achievement of specified U.S. sales targets, ranging from $10 million when calendar-year U.S. net sales first exceed $100 million, to $75 million when such sales first exceed $1 billion, (iii) royalties of 15% of calendar-year worldwide net sales by Salix and its affiliates up to $100 million, 17% on the next $400 million of such sales, and 19% on such sales over $500 million, and (iv) 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Salix receives from sublicensees outside the U.S. In the event an oral marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the milestone amount would be deferred, and subject, to achievement of the first commercialization milestone.

Salix has secured distribution for Relistor in the European territory, licensed Link Medical Products Pty Limited for distribution in Australia, New Zealand, South Africa and certain other markets in Asia, and in the third quarter entered into an agreement with Lupin Limited for distribution of Relistor in Canada.

Results of Operations (amounts in thousands unless otherwise noted)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Revenues	$41,656	$867	4,705%	$44,948	$4,894	818%
Expenses	(12,170)	(11,379)	7%	(35,874)	(38,951)	(8%)
Other operating income	7,250	-	100%	7,250	-	100%
Operating income (loss)	36,736	(10,512)	(449%)	16,324	(34,057)	(148%)
Other income	12	12	0%	37	36	3%
Income tax benefit	227	-	100%	228	-	100%
Net income (loss)	$36,975	$(10,500)	(452%)	$16,589	$(34,021)	(149%)

Revenues:

Sources of revenue during the periods indicated below included license and other agreements with Salix and other collaborators, research grants from the National Institutes of Health (NIH) in 2013, and, to a small extent, sale of research reagents.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Percent Change		2014	2013	Percent Change

Collaboration revenue	$40,023	$145	27,502%		$41,144	$1,512	2,621%
Royalty income	1,626	719	126%		3,728	3,052	22%
Research grants	-	-	N/	A	-	275	(100%)
Other revenues	7	3	133%		76	55	38%
Total	$41,656	$867	4,705%		$44,948	$4,894	818%

Collaboration revenue. During the three and nine months ended September 30, 2014, we recognized $40,023 and $41,144, respectively, from upfront and reimbursement payments from partnering arrangements, compared to $145 and $1,512 in the 2013 periods. The three and nine months increase is primarily the result of $40,000 milestone revenue from Salix, for the approval of subcutaneous Relistor for non-cancer pain patients, recognized in the third quarter of 2014.

Royalty income. During the periods presented below we recognized royalty income primarily based on the below net sales of Relistor reported by Salix.

	Relistor Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S.	$9,800	$3,700	$21,600	$17,100
Ex-U.S.	1,000	1,100	3,100	3,300
Global	$10,800	$4,800	$24,700	$20,400

Research grants. During the three and nine months ended September 30, 2013 we recognized $0 and $275, respectively, as revenue from federal government grants by the NIH to support research and development programs. We do not expect to recognize revenues from the NIH in the future.

Other revenues, primarily from orders for research reagents, increased to $7 for the three months ended September 30, 2014, from $3 for the same period in 2013 and increased to $76 for the nine months ended September 30, 2014, from $55 in 2013.

Expenses:

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $7,057 for the three months ended September 30, 2014 from $8,069 for the same period of 2013 and decreased to $22,323 for the nine months ended September 30, 2014 from $26,827 for the same period in 2013, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Salaries and benefits	$2,188	$2,742	(20%)	$7,285	$10,238	(29%)

Three Months: Salaries and benefits decreased due to a decline in average headcount.

Nine Months: Salaries and benefits decreased due to approximately $1.5 million restructuring charge recorded in the 2013 period, in addition to a decline in average headcount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Share-based compensation	$359	$547	(34%)	$1,447	$1,639	(12%)

Three Months: Share-based compensation decreased primarily due to lower stock option expenses.

Nine Months: Share-based compensation decreased primarily due to lower stock option expenses and the previous discontinuation of new restricted stock awards.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Clinical trial costs	$1,058	$2,798	(62%)	$5,139	$6,117	(16%)

Three Months: Clinical trial costs decreased primarily due to lower expenses for Oncology ($1,737), primarily related to 1404 and PSMA ADC.

Nine Months: Clinical trial costs decreased primarily due to lower expenses for Oncology ($967), primarily related to 1404, partially offset by higher expenses for PSMA ADC.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Laboratory and manufacturing supplies and equipment	$21	$103	(80%)	$89	$563	(84%)

Three Months: Laboratory and manufacturing supplies and equipment decreased due to lower expenses for Oncology ($68) and Relistor and other programs ($14).

Nine Months: Laboratory and manufacturing supplies and equipment decreased due to lower expenses for Relistor and other programs ($366) and Oncology ($108).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Contract manufacturing and subcontractors	$1,883	$532	254%	$3,877	$1,467	164%

Three Months: Contract manufacturing and subcontractors increased due to higher expenses for Oncology ($1,350), primarily related to Azedra, 1404 and PSMA ADC.

Nine Months: Contract manufacturing and subcontractors increased due to higher expenses for Oncology ($2,424), primarily related to Azedra, 1404 and PSMA ADC, partially offset by lower expenses for Relistor and other programs ($14).

Expenses in this category relate to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Consultants	$209	$61	243%	$539	$825	(35%)

Three Months: Consultants expense increased primarily due to higher expenses for Oncology ($125) and Relistor and other programs ($23).

Nine Months: Consultants expense decreased primarily due to lower expenses for Oncology ($274) and Relistor and other programs ($12).

Expenses in this category relate to monitoring ongoing clinical trials and reviewing data from completed trials including the preparation of filings and vary as the timing and level of such services are required.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

License fees	$10	$91	(89%)	$280	$314	(11%)

Three and Nine Months: License fees decreased primarily due to lower expenses for Oncology.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Royalty expense	$319	$73	337%	$548	$308	78%

Three Months: The increase in royalty expense was due to higher net sales of Relistor in the third quarter of 2014, compared to the prior year period.

Nine Months: The increase in royalty expense was due to higher net sales of Relistor in the first nine months of 2014, compared to the prior year period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Other operating expenses	$1,010	$1,122	(10%)	$3,119	$5,356	(42%)

Three Months: Other operating expenses decreased primarily due to lower expenses for facilities ($32), insurance ($19) and other operating expenses ($95), partially offset by increase in travel ($34).

Nine Months: Other operating expenses decreased primarily due to lower expenses for rent ($1,836), facilities ($154), insurance ($38) and other operating expenses ($209).

General and Administrative Expenses increased to $3,895 for the three months ended September 30, 2014 from $3,131 for the same period of 2013 and decreased to $11,156 for the nine months ended September 30, 2014, from $11,350 for the same period in 2013, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Salaries and benefits	$1,090	$1,116	(2%)	$3,565	$3,685	(3%)

Three and Nine Months: Salaries and benefits decreased due to a decline in average headcount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Share-based compensation	$265	$256	4%	$1,428	$1,264	13%

Three and Nine Months: Share-based compensation increased due to higher stock option expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Consulting and professional fees	$1,635	$664	146%	$3,381	$3,064	10%

Three Months: Consulting and professional fees increased due to higher legal expenses ($1,025), consulting ($60) and tax accounting fees ($51), partially offset by lower legal patent expenses ($117) and other fees ($48).

Nine Months: Consulting and professional fees increased due to higher legal expenses ($1,052) and tax accounting and other fees ($80), partially offset by lower consulting ($590), audit and compliance fees ($137) and legal patent expenses ($88).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Other operating expenses	$905	$1,095	(17%)	$2,782	$3,337	(17%)

Three Months: Other operating expenses decreased due to lower expenses for taxes ($23), recruiting ($12) and other operating expenses ($171), partially offset by higher investor relations expenses ($16).

Nine Months: Other operating expenses decreased due to lower expenses for recruiting ($223), taxes ($62), rent ($54), travel ($13) and other operating expenses ($203).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Depreciation and amortization	$142	$179	(21%)	$419	$774	(46%)

Three and Nine Months: Depreciation and amortization expense decreased primarily due to lower leasehold improvements and machinery and equipment fixed assets balances.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Intangible impairment charges (non-cash)	$576	$-	100%	$576	$-	100%

Three and Nine Months: A third quarter review of our Onalta intangible asset resulted in a $560 impairment of the indefinite-lived balance and a $16 impairment of the finite-lived balance, with the corresponding impairment charges recorded in the Consolidated Statements of Operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Change in contingent consideration liability (non-cash)	$500	$-	100%	$1,400	$-	100%

Three and Nine Months: The third quarter review of the contingent consideration liability fair value resulted in a $500 increase, from $16,600 to $17,100. The quarterly reviews of the contingent consideration liability fair value resulted in a total $1,400 increase for the nine months ended September 30, 2014, from $15,700 to $17,100. Both increases have been recorded as non-cash expenses in the Consolidated Statements of Operations. The increases in contingent consideration liability were due to decrease in the remaining portion of the discount period originally used to calculate the estimated liability. Significant changes in estimates and assumptions underlying the estimated fair value of the contingent consideration liability would result in a significantly higher or lower fair value with a corresponding non-cash charge or credit to expenses.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Other operating income	$7,250	$-	100%	$7,250	$-	100%

Three and Nine Months: Other operating income consists of a third quarter 2014 payment received in connection with settlement of an arbitration with our former licensee for Relistor in Japan.

Other income:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent Change	2014	2013	Percent Change

Interest income	$12	$12	0%	$37	$36	3%

Three Months: Interest income remained flat for the three months ended September 30, 2014 as compared to the 2013 period.

Nine Months: Interest income increased due to higher average balances in 2014 than in 2013, partially offset by decreases due to lower average interest rates in 2014 than in 2013.

Income Taxes:

For the three and nine months ended September 30, 2014, our book income was $36,975 and $16,589, respectively, resulting primarily from $40.0 million in milestone revenue from Salix and a $7,250 payment received in the settlement of an arbitration with our former licensee for Relistor in Japan. For the three and nine months ended September 30, 2014, income tax benefit of $227 and $228, respectively, resulted from the change in the difference between the carrying amount of the finite and indefinite lived intangible assets for financial reporting purposes and the amounts used for income tax purposes. There was no provision for income taxes for the 2014 periods, due to taxable losses resulting primarily from the utilization of a portion of our deferred tax assets. For the three and nine months ended September 30, 2013, there was no provision for income taxes due to pre-tax losses for those periods.

Net Income (Loss):

Our net income was $36,975 and $16,589 for the three and nine months ended September 30, 2014, respectively, compared to net losses of $10,500 and $34,021 for the corresponding 2013 periods.

Liquidity and Capital Resources

We have to date funded operations principally through payments received from private placements of equity securities, public offerings of common stock, collaborations, grants and contracts, royalties, interest on investments, and proceeds from the exercise of outstanding options and warrants.

In 2014 to date, we have received a $1,000 milestone payment from partnering the 1404 program in Japan and a $7,250 payment upon settlement of an arbitration with our former licensee for Relistor in Japan. We received in 2013 a $5,000 upfront payment from partnering of our C. difficile program. We are eligible to receive future milestone and royalty payments from the 1404 and c. difficile transactions.

At September 30, 2014, we held $85,230 in cash and cash equivalents, a decrease of $117 from June 30, 2014, and an increase of $19,370 from $65,860 at December 31, 2013. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. In addition, our investment in auction rate securities, classified as current assets at September 30, 2014 (redeemed at par in fourth quarter of 2014) and long-term assets at December 31, 2013 on the Consolidated Balance Sheets, amounted to $2,208.

We expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain.

Cash used in operating activities for the nine months ended September 30, 2014 and 2013 was $17,890 and $26,410, respectively, due to excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators and government grants in 2013.

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

Sources of Cash

Operating Activities. In addition to the settlement payment mentioned above, during the nine months ended September 30, 2014 we received $6,075 under our collaborations, primarily consisting of $5,075 in royalties and reimbursements from Salix (the $40 million milestone payment for the chronic non-cancer pain indication was received in October 2014) and $1,000 in milestone payments relating to 1404. During the nine months ended September 30, 2013 we received $8,896 under our collaborations, consisting of (i) $5,125 in upfront and reimbursement payments from partnering of our C. difficile program, (ii) $3,213 in royalties and reimbursements from Salix, (iii) payments totaling $203 from out-licenses of other assets, and (iv) $355 in reimbursement payments from 1404 product candidate.

We have in the past partially funded research programs through awards from the NIH, which we do not expect to receive in the foreseeable future. For the nine months ended September 30, 2013 we received $287 of revenue from all of our NIH awards.

Changes in Accounts receivable and Accounts payable for the nine months ended September 30, 2014 and 2013 resulted from the timing of receipts from Salix, Fuji, other partnering transactions and, principally in prior periods, NIH, and the timing of payments made to trade vendors in the normal course of business.

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

Investing Activities. Approximately 83% of our $85,230 in cash and cash equivalents at September 30, 2014 was invested in money market funds. Auction rate securities of $2,208 consist of securities collateralized by student loan obligations subsidized by the U.S. government. These auction rate securities are rated investment grade by the Standard & Poor's and Moody's rating agencies and have scheduled maturities greater than ten years. During the nine months ended September 30, 2014, we realized $128 of proceeds from sales of fixed assets.

Financing Activities. During the nine months ended September 30, 2014, net cash provided by financing activities included $37,459 in net proceeds from the issuance of 8,750 shares of common stock. During the nine months ended September 30, 2013, net cash provided by financing activities included $40,079 in net proceeds that we received for the issuance of 9.775 million shares of common stock and $71 from the exercise of stock options. The amount of cash we receive from employees for option exercises fluctuates commensurate with changes in the common stock price on and after the grant date.

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

For the periods presented, research and development costs incurred, by project, were as follows:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Oncology	$21.0	$26.1
Relistor and other programs	1.3	0.7
Total	$22.3	$26.8

We will require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, fund other operating expenses, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the nine months ended September 30, 2014 and 2013, we have spent $327 and $77, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under licensing, collaboration and other agreements, including those to which our Molecular Insight subsidiary is a party. The following table summarizes our contractual obligations as of September 30, 2014 for future payments under these agreements, including Molecular obligations:

		Payments due by September 30,
	Total	2015	2016-2017	2018-2019	Thereafter
	(in millions)
Operating leases	$12.5	$1.9	$3.9	$4.1	$2.6
License and collaboration agreements:
Fixed payments	1.1	0.3	0.4	0.4	-
Contingent payments (1)	107.1	-	4.8	8.8	93.5
Total	$120.7	$2.2	$9.1	$13.3	$96.1
_______________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

There have been no changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2014, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods. Early adoption is not permitted. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are evaluating the prospective impact of the pending adoption of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. This ASU will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective in the first annual period ending after December 15, 2016, unless we adopt it earlier. We are evaluating the prospective impact of the pending adoption of this ASU on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands unless otherwise noted)

Our primary investment objective is to preserve principal. Our money market funds and auction rate securities (ARS) have interest rates that were variable and totaled $72,605 at September 30, 2014. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

At that date, we held approximately $2,208 (3.04% of assets measured at fair value) carrying amount of ARS, in respect of which we have received all scheduled interest payments. The principal amount of these remaining ARS will not be accessible until the issuer calls or restructures the underlying security, the underlying security matures and is paid or a buyer outside the auction process emerges.

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

The valuation of the ARS we hold is based on an internal analysis of timing of expected future successful auctions, collateralization of underlying assets of the security and credit quality of the security as of September 30, 2014. We re-evaluated the valuation of these securities as of September 30, 2014 and the temporary impairment amount remained unchanged from December 31, 2013 at $192. A 100 basis point increase to our internal analysis would result in a $24 increase in the temporary impairment of these securities as of September 30, 2014.

All of the $2,208 auction rate securities remaining at September 30, 2014 have been redeemed at par during the fourth quarter of 2014, and accordingly have been classified as current assets as of September 30, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported and discussed in Note 10 to our interim Consolidated Financial Statements included in Part I, Item 1 of this Report, Progenics is a party to a proceeding brought by a former employee complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee. The Company believes the former employee's claims are without merit and is contesting the matter vigorously. The federal District Court hearing the case issued last July an order denying our motion for summary judgment dismissing the former employee's complaint, making it likely that the proceeding will continue to trial. Given the continued uncertainty attendant to the proceeding, we continue to accrue related legal expenses, and have accrued other amounts in connection with this proceeding which are not material to the Company's Consolidated Financial Statements.

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties, including those described in Item 1A of our 2013 Annual Report on Form 10-K and our recent Quarterly Reports on Form 10-Q, amended by the following:
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

We rely on Salix to complete development and obtain regulatory approvals for additional formulations of and indications for Relistor worldwide. We are and will be dependent upon Salix and any other business partners with which we may collaborate in the future to perform and fund development, including clinical testing of Relistor, make related regulatory filings and manufacture and market products, including for new indications and in new formulations, in their respective territories. Revenue from the sale of Relistor depends entirely upon the efforts of Salix and its sublicensees, which have significant discretion in determining the efforts and resources they apply to sales of Relistor. Salix may not be effective in obtaining approvals for new indications or formulations, marketing existing or future products or arranging for necessary sublicense or distribution relationships. Our business relationships with Salix and other partners may not be scientifically, clinically or commercially successful. For example, Salix has a variety of marketed products. Salix is not, however, a large diversified pharmaceutical company and does not have resources commensurate with such companies. Salix has its own corporate objectives, which may not be consistent with our best interests, and may change its strategic focus or pursue alternative technologies in a manner that results in reduced or delayed revenue to us. Changes of this nature might also occur if Salix were acquired or if its management changed. We may have future disagreements with Salix, which has significantly greater financial and managerial resources which it could draw upon in the event of a dispute. Such disagreements could lead to lengthy and expensive litigation or other dispute-resolution proceedings as well as extensive financial and operational consequences to us and have a material adverse effect on our business, results of operations and financial condition. In addition, independent actions may be taken by Salix concerning product development, marketing strategies, manufacturing and supply issues, and rights relating to intellectual property.

The Relistor program continues to be subject to risk.

Future developments in the commercialization of Relistor may result in Salix taking independent actions concerning product development, marketing strategies or other matters, including termination of their efforts to develop and commercialize the drug.

Salix has previously disclosed in regulatory filings that additional information and additional guidance from the FDA could result in the termination of its oral OIC Relistor development program. As noted in our risk factors on regulation and regulatory approvals, if clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of a product candidate, we or our collaborators may stop or significantly slow development or commercialization of affected products. As a result of such concerns, the development program for oral Relistor for chronic, non-cancer pain patients may in the future be significantly delayed or terminated altogether. In such an event, we could be faced with either further developing and commercializing the drug on our own or with one or more substitute collaborators, either of which paths would subject us to the development, commercialization, collaboration and/or financing risks discussed in these risk factors. Any such significant action adverse to development and commercialization of Relistor could have a material adverse impact on our business, and on the price of our stock.

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

Even if we obtain regulatory approval for a product candidate, the approval may include significant limitations on indicated uses for which the product could be marketed or other significant marketing restrictions, such as a Risk Evaluation and Mitigation Strategy (REMS). For example, while subcutaneous Relistor is now approved for OIC both in patients with advanced illness and those with chronic, non-cancer pain, other formulations of and/or indications for Relistor may be subject to those or other such limitations and restrictions. Approvals for other product candidates, if approved at all, may also be so limited or restricted.

If we or our collaborators violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we or they may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences. Under our license agreement with Salix, we are dependent on Salix for compliance with these regulatory requirements as they apply to Relistor. Salix has disclosed that in February 2013 it received a subpoena from the U.S. Attorney's Office for the Southern District of New York requesting documents regarding its sales and promotional practices for Relistor and certain of its other products, that it is continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation, which has and will continue to increase its legal expenses, and might require management time and attention, and that at the time of its disclosure it cannot predict or determine the timing or outcome of the inquiry or its impact on Salix's financial condition or results of operations. Salix also disclosed on November 6, 2014 that its Audit Committee has retained outside counsel and is conducting a review of issues related to its management's prior characterizations of wholesaler inventory levels; that it has notified the SEC that its Audit Committee is conducting this review; that, with respect to accounting, Salix's management believes that Salix's accounting with respect to sales to wholesalers has been appropriate; and that Salix cannot predict what impact, if any, the conclusion of this matter may have on its business or results of operations; and made other management- and operations-related disclosures.

Item 6. Exhibits

(a)            Exhibits

Exhibit Number	Description

10.1	Agreement, dated September 19, 2014, between the Registrant and Dr. Hagop Youssoufian.

12.1	Statement re computation of ratio of earnings (loss) to combined fixed charges and preferred stock dividends.

31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

PROGENICS PHARMACEUTICALS, INC.
Date: November 7, 2014	By:	/s/ Angelo W. Lovallo, Jr.
Angelo W. Lovallo, Jr. Vice President, Finance & Treasurer (Principal Financial and Accounting Officer)