Form 10-Q
period 2015-06-30
PROGENICS PHARMACEUTICALS INC
filed 2015-08-06
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 3, 2015, a total of 69,684,555 shares of common stock, par value $.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$99,309	$119,302
Accounts receivable, net	1,409	109
Other current assets	2,633	2,515
Total current assets	103,351	121,926
Fixed assets, at cost, net of accumulated depreciation and amortization	2,524	2,552
Intangible assets, net (Note 4)	28,700	28,700
Goodwill	7,702	7,702
Other assets	157	157
Total assets	$142,434	$161,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,516	$6,570
Other current liabilities	115	115
Total current liabilities	6,631	6,685
Contingent consideration liability	18,300	17,200
Deferred tax liability – long term	11,332	11,332
Other liabilities	886	911
Total liabilities	37,149	36,128
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 160,000,000 shares authorized; issued – 69,856,025 in 2015 and 69,832,949 in 2014	91	91
Additional paid-in capital	592,153	589,826
Accumulated deficit	(484,218)	(462,267)
Treasury stock, at cost (200,000 shares in 2015 and 2014)	(2,741)	(2,741)
Total stockholders' equity	105,285	124,909
Total liabilities and stockholders' equity	$142,434	$161,037

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues:
Royalty income	$1,773	$1,367	$1,947	$2,102
Collaboration revenue	145	72	210	1,121
Other revenues	19	38	28	69
Total revenues	1,937	1,477	2,185	3,292

Expenses:
Research and development	6,362	7,848	12,825	14,767
License fees – research and development	178	180	162	270
Royalty expense	178	147	220	229
General and administrative	5,998	3,856	9,591	7,261
Depreciation and amortization	129	133	261	277
Change in contingent consideration liability	800	400	1,100	900
Total expenses	13,645	12,564	24,159	23,704

Operating loss	(11,708)	(11,087)	(21,974)	(20,412)

Other income:
Interest income	11	13	23	25
Total other income	11	13	23	25

Net loss before income tax benefit	(11,697)	(11,074)	(21,951)	(20,387)

Income tax benefit	-	1	-	1

Net loss	$(11,697)	$(11,073)	$(21,951)	$(20,386)

Net loss per share – basic and diluted	$(0.17)	$(0.16)	$(0.32)	$(0.31)
Weighted-average shares – basic and diluted	69,647	69,561	69,642	66,775

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Comprehensive loss	$(11,697)	$(11,073)	$(21,951)	$(20,386)

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(amounts in thousands)
(Unaudited)

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2014	69,833	$91	$589,826	$(462,267)	$-	(200)	$(2,741)	$124,909
Net loss	-	-	-	(21,951)	-	-	-	(21,951)
Compensation expenses for share-based payment arrangements	-	-	2,211	-	-	-	-	2,211
Exercise of stock options	23	-	116	-	-	-	-	116
Balance at June 30, 2015	69,856	$91	$592,153	$(484,218)	$-	(200)	$(2,741)	$105,285

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2013	61,025	$79	$548,510	$(466,677)	$(192)	(200)	$(2,741)	$78,979
Net loss	-	-	-	(20,386)	-	-	-	(20,386)
Compensation expenses for share-based payment arrangements	-	-	2,251	-	-	-	-	2,251
Sale of common stock in public offering, net of underwriting discounts and commissions ($2,415) and offering expenses ($376)	8,750	12	37,447	-	-	-	-	37,459
Acquisition of subsidiary escrow shares returned	(19)	-	(82)	-	-	-	-	(82)
Balance at June 30, 2014	69,756	$91	$588,126	$(487,063)	$(192)	(200)	$(2,741)	$98,221

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(21,951)	$(20,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	261	277
Gains on sales of fixed assets	(18)	(73)
Deferred income tax	-	(1)
Change in contingent consideration liability	1,100	900
Expenses for share-based compensation awards	2,211	2,251
Acquisition of subsidiary escrow shares returned	-	(82)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,300)	1,411
(Increase) in other current assets	(117)	-
(Decrease) in accounts payable and accrued expenses	(54)	(2,275)
(Decrease) in other liabilities	(25)	(2)
Net cash used in operating activities	(19,893)	(17,980)
Cash flows from investing activities:
Capital expenditures	(233)	(68)
Proceeds from sales of fixed assets	17	76
Net cash (used in) provided by investing activities	(216)	8
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting discounts and commissions and offering expenses	-	37,459
Proceeds from the exercise of stock options	116	-
Net cash provided by financing activities	116	37,459
Net (decrease) increase in cash and cash equivalents	(19,993)	19,487
Cash and cash equivalents at beginning of period	119,302	65,860
Cash and cash equivalents at end of period	$99,309	$85,347

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. (the Company, Progenics, we or us) develops innovative medicines for oncology. Our clinical development efforts center on later-stage oncology assets. We have completed phase 2 clinical trials of 1404 (trofolastat), an imaging agent candidate for prostate cancer, and our therapeutic candidate also for prostate cancer, PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC). We resumed a pivotal phase 2 clinical trial of Azedra™, our ultra-orphan radiotherapy candidate for malignant pheochromocytoma and paraganglioma. We are moving forward with MIP-1095 into clinical development and plan to file an Investigational New Drug (IND) application in the U.S. We have entered into an exclusive worldwide licensing agreement for [18F]DCFPyL ("PyL"), a clinical-stage prostate specific membrane antigen (PSMA)-targeted imaging agent for prostate cancer with Johns Hopkins University.

On April 1, 2015, Valeant Pharmaceuticals International, Inc. acquired Salix Pharmaceuticals, Ltd. (Salix), and Salix became a wholly-owned subsidiary of Valeant (references hereinafter to "Valeant" refer to Salix and Valeant as a consolidated entity as a result of the acquisition). We have licensed to Valeant our first commercial drug, RELISTOR® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), which in May of this year received an approval from the Committee for Medicinal Products for Human Use of the European Medicines Agency for the treatment of OIC when response to laxative therapy has not been sufficient in adult patients, aged 18 years and older. In June of this year, a New Drug Application for RELISTOR® (methylnaltrexone bromide) Tablets was submitted to the U.S. Food and Drug Administration (FDA) for the treatment of OIC in adult patients with chronic non-cancer pain. In September 2014 RELISTOR received an expanded approval from the FDA for the treatment of OIC in patients taking opioids for chronic non-cancer pain. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

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

Funding and Financial Matters. At June 30, 2015 we held $99.3 million in cash and cash equivalents, a $9.1 million decrease from the first quarter-end, and a $20.0 million decrease from $119.3 million at 2014 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses for the foreseeable future.

We fund our operations to a significant extent from capital-raising. In the first quarter of 2014, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, and entered into an agreement with an investment bank under which we may sell from time to time up to an additional $50 million of our common stock.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

Our interim Consolidated Financial Statements have been prepared in accordance with applicable presentation requirements, and accordingly do not include all information and disclosures necessary for a presentation of our financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America (GAAP). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year. Our interim financial statements should be read in conjunction with the financial statements and notes thereto contained in our 2014 Annual Report on Form 10-K. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements but do not include all disclosures required by GAAP. Certain amounts have been reclassified in prior periods' financial statements to conform to the current year presentation. This includes the reclassification of certain non-cash items from general and administrative expenses to change in contingent consideration liability, which reclassification had no effect on total expenses as previously reported.

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

There have been no changes to our revenue recognition accounting policies in the second quarter of 2015. These policies are disclosed in Note 2 to the consolidated financial statements included in our 2014 Annual Report on Form 10-K.

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

	Net Loss (Numerator)	Weighted Average Common Shares (Denominator) (in thousands)	Per Share Amount
Three months ended June 30, 2015
Basic and diluted	$(11,697)	69,647	$(0.17)
Six months ended June 30, 2015
Basic and diluted	$(21,951)	69,642	$(0.32)
Three months ended June 30, 2014
Basic and diluted	$(11,073)	69,561	$(0.16)
Six months ended June 30, 2014
Basic and diluted	$(20,386)	66,775	$(0.31)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
For these periods, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended June 30,
	2015		2014
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	6,705	$9.80	6,261	$10.14
Contingent consideration liability	3,025		4,347
Total	9,730		10,608

	Six Months Ended June 30,
	2015		2014
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	6,483	$9.93	6,066	$10.43
Contingent consideration liability	2,966		3,725
Total	9,449		9,791

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the fair value of the reporting unit (the Company has determined that it has only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, the Company's total stockholders' equity). No goodwill impairment has been recognized as of June 30, 2015 or 2014.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
The following tables summarize the activity related to the Company's goodwill and indefinite lived IPR&D:

	Goodwill	IPR&D
Balance at January 1, 2015	$7,702	$28,700
Impairment	-	-
Balance at June 30, 2015	$7,702	$28,700

	Goodwill	IPR&D
Balance at January 1, 2014	$7,702	$31,360
Impairment	-	-
Balance at June 30, 2014	$7,702	$31,360

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

The following tables present our money market funds and contingent consideration liability measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy:

		Fair Value Measurements at June 30, 2015
	Balance at June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$92,829	$92,829	$-	$-
Total Assets	$92,829	$92,829	$-	$-

Liability:
Contingent consideration	$18,300	$-	$-	$18,300
Total Liability	$18,300	$-	$-	$18,300

		Fair Value Measurements at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$112,808	$112,808	$-	$-
Total Assets	$112,808	$112,808	$-	$-

Liability:
Contingent consideration	$17,200	$-	$-	$17,200
Total Liability	$17,200	$-	$-	$17,200

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
The estimated fair value of the contingent consideration liability of $18,300 as of June 30, 2015, represents future potential milestone payments to former MIP stockholders. The Company considers this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs were the probabilities of achieving regulatory approval of the development projects and subsequent commercial success and discount rates.

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

The following table presents quantitative information pertaining to the June 30, 2015 fair value measurement of the Level 3 inputs. The assumptions remained unchanged since December 31, 2014:

	Fair Value as of June 30, 2015	Fair Value as of December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Contingent consideration liability:
Azedra commercialization	$2,400	$2,300	Probability adjusted discounted cash flow model	Probability of success	40%
				Period of milestone expected achievement	2018
				Discount rate	10%

1404 commercialization	$4,000	$3,800	Probability adjusted discounted cash flow model	Probability of success	59%
				Period of milestone expected achievement	2019
				Discount rate	10%

MIP-1095 commercialization	$500	$400	Probability adjusted discounted cash flow model	Probability of success	19%
				Period of milestone expected achievement	2023
				Discount rate	10%

Net sales targets	$11,400	$10,700	Monte-Carlo simulation	Probability of success	19% - 59% (37.4%)
				Period of milestone expected achievement	2019 - 2026
				Discount rates (1)	12%/3.5%

(1)
At June 30, 2015 and December 31, 2014, net sales targets contingent consideration liability was derived from a model under a risk neutral framework resulting in the application of 12% and 3.5% discount rates to estimated cash flows.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended June 30,
	2015	2014
Description
Balance at beginning of period	$17,500	$16,200
Fair value change to contingent consideration included in net loss	800	400
Balance at end of period	$18,300	$16,600
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$800	$400

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Six Months Ended June 30,
	2015	2014
Description
Balance at beginning of period	$17,200	$15,700
Fair value change to contingent consideration included in net loss	1,100	900
Balance at end of period	$18,300	$16,600
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$1,100	$900

6.  Accounts Receivable

Our accounts receivable represent amounts due to Progenics from royalties, collaborators and sales of research reagents, and at the below dates consisted of the following:

	June 30, 2015	December 31, 2014
Royalties	$1,268	$40
Collaborators	142	14
Other	9	65
	1,419	119
Less, allowance for doubtful accounts	(10)	(10)
Total	$1,409	$109

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –continued (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)
7.  Accounts Payable and Accrued Expenses

The carrying value of our accounts payable and accrued expenses approximates fair value, as it represents amounts due to vendors and employees which will be satisfied within one year. Accounts payable and accrued expenses at the below dates consisted of the following:

	June 30, 2015	December 31, 2014
Legal and professional fees	$3,165	$1,063
Accrued consulting and clinical trial costs	1,718	2,662
Accrued payroll and related costs	1,099	1,722
Accounts payable and other	534	1,123
Total	$6,516	$6,570

8.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include usual and customary indemnification provisions. We generally reciprocally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred with respect to products or product candidates, use of such products or other actions taken or omitted by the parties. The maximum potential amount of future payments we could be required to make under these indemnification provisions is frequently not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of June 30, 2015 and December 31, 2014.

Progenics is a party to a proceeding brought by a former employee complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee in mid-2008. In July 2013, the federal District Court hearing the case issued an order denying our motion for summary judgment dismissing the former employee's complaint. The case went to trial in July 2015 and the jury awarded the former employee approximately $1.66 million in compensatory damages primarily consisting of salary the former employee would have received during the period from his termination to the date of the verdict. We have accrued an amount in connection with this matter which we believe is probable and estimable. Certain ancillary matters in the case, including the former employee's claims for additional compensation, pre-judgment interest and the awarding of attorneys' fees, remain subject to dispute. Given that there are matters yet to be decided and an estimate of the additional exposure, if any, have yet to be determined there is a reasonable possibility that additional losses may be incurred. The Company is assessing the verdict and its options in the case, including a potential appeal.

In July 2015, Progenics was named as a defendant in a complaint brought by Lonza Sales AG (Lonza) in the U.S. District Court for the District of Delaware arising from a multi-product license agreement entered into by Progenics and Lonza in April 2010. The complaint alleges that Progenics breached the multi-product license agreement and misappropriated trade secrets in connection with Progenics' sale of certain assets relating to the PRO 140 product to a third party, and seeks unspecified damages and injunctive relief. Progenics intends to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

The Company and its affiliates are or may be from time to time involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to Progenics' estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect Progenics' current perspective of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by words such as "anticipate," "believe," "plan," "could," "should," "estimate," "expect," "forecast," "outlook," "guidance," "intend," "may," "might," "will," "possible," "potential," "predict," "project," or other similar words, phrases or expressions. Such statements are predictions only, and are subject to risks and uncertainties that could cause actual events or results to differ materially.. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. While it is not possible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things, the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that: clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; clinical trial data on our products and product candidates will be unfavorable; our products will not receive marketing approval from regulators or, if approved, do not gain sufficient market acceptance to justify development and commercialization costs; the sales of RELISTOR and other products by our partners and the revenue and income generated for Progenics thereby may not meet expectations; competing products currently on the market or in development might reduce the commercial potential of our products; or efficacy, safety or quality concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales or other adverse events.

We are also subject to risks and uncertainties associated with the actions of our corporate, academic and other collaborators and government regulatory agencies, including risks from market forces and trends; potential product liability; intellectual property, litigation and other dispute resolution, environmental and other risks; the risk that we may not be able to obtain sufficient capital, recruit and retain employees, enter into favorable collaboration or other relationships or that existing or future relationships may not proceed as planned; the risk that current and pending patent protection for our products may be invalid, unenforceable or challenged, or fail to provide adequate market exclusivity, or that our rights to in-licensed intellectual property may be terminated for our failure to satisfy performance milestones; the risk of difficulties in, and regulatory compliance relating to, manufacturing products; and the uncertainty of our future profitability.

Risks and uncertainties that the Company is subject to also include general economic conditions, including interest and currency exchange-rate fluctuations and the availability of capital; changes in generally accepted accounting principles; the impact of legislation and regulatory compliance; the highly regulated nature of our business, including government cost-containment initiatives and restrictions on third-party payments for our products; trade buying patterns; the competitive climate of our industry; and other factors set forth in this document and other reports filed with the U.S. Securities and Exchange Commission (SEC). In particular, we cannot assure you that RELISTOR® will be commercially successful or be approved in the future in other formulations, indications or jurisdictions, or that any of our other programs will result in a commercial product. We are also subject to other risks and uncertainties as are detailed in Progenics' periodic public filings with the Securities and Exchange Commission, including but not limited to Progenics' Annual Report on form 10-K for the year ended December 31, 2014.

We do not have a policy of updating or revising forward-looking statements and, except as expressly required by law, Progenics disclaims any intent or obligation to update or revise any statements as a result of new information or future events or developments. It should not be assumed that our silence over time means that actual events are bearing out as expressed or implied in forward-looking statements.

Overview

General. We have completed phase 2 clinical trials of two product candidates for prostate cancer, and resumed a pivotal phase 2 trial of an ultra-orphan radiotherapy candidate for malignant pheochromocytoma and paraganglioma. We are moving forward with MIP-1095 into clinical development, and plan to file an IND application in the U.S. We have entered into an exclusive worldwide licensing agreement for [18F]DCFPyL ("PyL"), a clinical-stage prostate specific membrane antigen (PSMA)-targeted imaging agent for prostate cancer with Johns Hopkins University.

On April 1, 2015, Valeant Pharmaceuticals International, Inc. acquired Salix Pharmaceuticals, Ltd., and Salix became a wholly-owned subsidiary of Valeant (references hereinafter to "Valeant" refer to Salix and Valeant as a consolidated entity as a result of the acquisition). We have licensed to Valeant our first commercial drug RELISTOR® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), which in May of this year received an approval from the Committee for Medicinal Products for Human Use of the European Medicines Agency for the treatment of OIC when response to laxative therapy has not been sufficient in adult patients, aged 18 years and older. In June of this year, a New Drug Application for RELISTOR® (methylnaltrexone bromide) Tablets was submitted to the U.S. Food and Drug Administration (FDA) for the treatment of OIC in adult patients with chronic non-cancer pain. In September 2014, RELISTOR received an expanded approval from the FDA for the treatment of OIC in patients taking opioids for chronic non-cancer pain. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

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

We fund our operations to a significant extent from capital-raising. In the first quarter of 2014, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, and entered into an agreement with an investment bank under which we may sell from time to time up to an additional $50 million of our common stock.

Most of our expenditures are for research and development activities. During the six months ended June 30, 2015, expenses for our oncology-related development programs (Oncology), primarily AZEDRA™, 1404, PSMA ADC and, to a lesser extent, MIP-1095 were $12.3 million compared to $14.3 million in 2014. Expenses for RELISTOR and other programs were $0.9 million compared to $1.0 million in 2014. We expect to incur significant development expenses for our product candidates as clinical trials progress.

At June 30, 2015, we held $99.3 million in cash and cash equivalents, a decrease of $9.1 million from the first quarter-end, and a decrease of $20.0 million from 2014 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to incur operating losses for the foreseeable future.

If we do not realize sufficient royalty or other revenue from RELISTOR, or are unable to enter into favorable collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or take other economic measures.

RELISTOR has been approved by regulatory authorities in the U.S., countries in the E.U., Canada and Australia since 2008 for treatment of OIC in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient and in the U.S. since 2014 for the treatment of OIC in patients with non-cancer pain. Valeant is responsible for further developing and commercializing RELISTOR, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations of the drug, such as oral methylnaltrexone. Under our agreement with Valeant, we received a development milestone of $40 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients and are eligible to receive (i) a development milestone of up to $50 million upon U.S. marketing approval of an oral formulation of RELISTOR, (ii) up to $200 million of commercialization milestone payments upon achievement of specified U.S. sales targets, including:

●	$10 million based on the first achievement of combined U.S. net sales in excess of $100 million in any single calendar year;
●	$15 million based on the first achievement of combined U.S. net sales in excess of $150 million in any single calendar year;
●	$20 million based on the first achievement of combined U.S. net sales in excess of $200 million in any single calendar year;
●	$30 million based on the first achievement of combined U.S. net sales in excess of $300 million in any single calendar year;
●	$50 million based on the first achievement of combined U.S. net sales in excess of $750 million in any single calendar year; and
●	$75 million based on the first achievement of combined U.S. net sales in excess of $1 billion in any single calendar year.

Each commercialization milestone payment is payable one time only, regardless of the number of times the condition is satisfied, and all six payments could be made within the same calendar year. Progenics is also eligible to receive royalties from Valeant and its affiliates based on the following royalty scale: 15% on worldwide net sales up to $100 million, 17% on the next $400 million in worldwide net sales, and 19% on net sales over $500 million in worldwide net sales each calendar year, and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Valeant receives from sublicensees outside the U.S. In the event either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable on annual U.S. sales first exceeding $100 million).

Prior to its acquisition by Valeant, Salix had secured distribution for RELISTOR in the European territory and licensed Link Medical Products Pty Limited for distribution in Australia, New Zealand, South Africa and certain other markets in Asia, and in the third quarter of 2014 entered into an agreement with Lupin Limited for distribution of RELISTOR in Canada.

On August 4, 2015, we announced an exclusive worldwide licensing agreement for [18F]DCFPyL ("PyL"), a clinical-stage prostate specific membrane antigen (PSMA)-targeted imaging agent for prostate cancer, from Johns Hopkins University. PyL, when used in conjunction with high-resolution PET imaging, has shown potential for use in identifying prostate cancer and sites of relapse. Progenics intends to initiate a Phase 3 program for 1404 for initial diagnosis and early monitoring applications, while initially focusing the development of PyL with high resolution PET imaging to detect and localize recurrent disease in patients who have experienced a biochemical relapse.

Results of Operations (amounts in thousands unless otherwise noted)

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Revenues	$1,937	$1,477	31%	$2,185	$3,292	(34%)
Expenses	(13,645)	(12,564)	9%	(24,159)	(23,704)	2%
Operating loss	(11,708)	(11,087)	6%	(21,974)	(20,412)	8%
Other income	11	13	(15%)	23	25	(8%)
Income tax benefit	-	1	(100%)	-	1	(100%)
Net loss	$(11,697)	$(11,073)	6%	$(21,951)	$(20,386)	8%

Revenues (amounts in thousands unless otherwise noted):

Sources of revenue during the periods indicated below included license and other agreements with Valeant and other collaborators and, to a small extent, sale of research reagents.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Royalty income	$1,773	$1,367	30%	$1,947	$2,102	(7%)
Collaboration revenue	145	72	101%	210	1,121	(81%)
Other revenues	19	38	(50%)	28	69	(59%)
Total	$1,937	$1,477	31%	$2,185	$3,292	(34%)

Royalty income. During the periods presented below we recognized royalty income primarily based on the below net sales of RELISTOR reported by Valeant.

	RELISTOR Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S.	$11,200	$8,200	$11,000	$11,800
Ex-U.S.	700	900	1,800	2,100
Global	$11,900	$9,100	$12,800	$13,900

Valeant reported the above net sales resulting in royalty income of $1,773 and $1,353 for the second quarter of 2015 and 2014, respectively, and $1,914 and $2,076 for the year-to-date periods in 2015 and 2014, respectively.

Collaboration revenue:

During the three and six months ended June 30, 2015, we recognized $145 and $210 from reimbursement payments from partnering arrangements, compared to $72 and $1,121 in the 2014 periods.

Other revenues, primarily from orders for research reagents, changed as shown in the Sources of Revenue table above.

Expenses (amounts in thousands unless otherwise noted):

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $6,718 for the three months ended June 30, 2015 from $8,175 for the same period of 2014 and decreased to $13,207 for the six months ended June 30, 2015 from $15,266 for the same period in 2014, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Salaries and benefits	$2,115	$2,221	(5%)	$4,451	$5,097	(13%)

Three and Six Months: Salaries and benefits decreased due to a decline in average headcount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Share-based compensation	$366	$611	(40%)	$756	$1,088	(31%)

Three and Six Months: Share-based compensation decreased primarily due to lower stock option expenses resulting from a decrease in the number of options granted, partially offset by higher grant-date fair value of options granted.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Clinical trial costs	$1,190	$2,439	(51%)	$2,236	$4,081	(45%)

Three Months: Clinical trial costs decreased due to lower expenses for Oncology ($1,315), primarily related to PSMA ADC and 1404, resulting from completion of Phase 2 trials in 2014, partially offset by higher Azedra-related expenses.

Six Months: Clinical trial costs decreased due to lower expenses for Oncology ($1,911), primarily related to PSMA ADC and 1404, resulting from completion of Phase 2 trials in 2014, partially offset by higher Azedra-related expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Laboratory and manufacturing supplies and equipment	$33	$34	(3%)	$75	$68	10%

Three Months: Laboratory and manufacturing supplies and equipment decreased due to lower Oncology expenses ($16), partially offset by higher expenses for other programs ($15).

Six Months: Laboratory and manufacturing supplies and equipment increased due to higher expenses for other programs ($42), partially offset by lower expenses in Oncology ($35).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Contract manufacturing and subcontractors	$1,339	$1,332	1%	$2,719	$1,994	36%

Three Months: Contract manufacturing and subcontractors increased primarily due to higher expenses for Oncology ($6), resulting from Azedra-related expenses.

Six Months: Contract manufacturing and subcontractors increased primarily due to higher expenses for Oncology ($723), resulting from Azedra-related expenses.

Expenses in this category relate to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Consultants	$284	$135	110%	$525	$330	59%

Three Months: Consultants expense increased primarily due to higher expenses for other programs ($76) and Oncology ($73).

Six Months: Consultants expense increased primarily due to higher expenses for other programs ($123) and Oncology ($72).

Expenses in this category relate to monitoring ongoing clinical trials and reviewing data from completed trials including the preparation of filings and vary as the timing and level of such services are required.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

License fees	$178	$180	(1%)	$162	$270	(40%)

Three and Six Months: License fees decreased primarily due to lower expenses for Oncology.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Royalty expense	$178	$147	21%	$220	$229	(4%)

Three Months: The increase in royalty expense was due to higher net sales of RELISTOR in 2015.

Six Months: The decrease in royalty expense was due to lower net sales of RELISTOR in 2015.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Other operating expenses	$1,035	$1,076	(4%)	$2,063	$2,109	(2%)

Three Months: Other operating expenses decreased primarily due to lower expenses for travel ($33), facilities ($8) and other operating expenses ($5), partially offset by higher expenses for insurance ($5).

Six Months: Other operating expenses decreased primarily due to lower expenses for travel ($24), facilities ($12) and other operating expenses ($10).

General and Administrative Expenses increased to $5,998 for the three months ended June 30, 2015 from $3,856 for the same period of 2014 and increased to $9,591 for the six months ended June 30, 2015, from $7,261 for the same period in 2014, as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Salaries and benefits	$1,113	$1,156	(4%)	$2,251	$2,475	(9%)

Three and Six Months: Salaries and benefits decreased primarily due to a decline in average headcount.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Share-based compensation	$1,088	$867	25%	$1,455	$1,163	25%

Three and Six Months: Share-based compensation increased due to higher stock option expenses resulting from higher grant-date fair value of options granted.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Consulting and professional fees	$2,838	$894	217%	$3,942	$1,746	126%

Three Months: Consulting and professional fees increased due to higher legal expenses primarily related to an action brought by a former employee who had been terminated by the Company in 2008 ($1,983), audit ($79) and consulting fees ($30), partially offset by lower legal patent ($120), tax accounting fees ($24) and other fees ($4).

Six Months: Consulting and professional fees increased due to higher legal expenses primarily related to the action brought by the former employee described above ($2,128), audit ($181) and consulting fees ($103), as compared to prior year, partially offset by lower legal patent ($177), tax accounting fees ($26) and other fees ($13).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Other operating expenses	$959	$939	2%	$1,943	$1,877	4%

Three Months: Other operating expenses increased due to higher expenses for recruiting ($32) and travel ($18), partially offset by lower expenses for investor relations ($11), taxes ($10) and other operating expenses ($9).

Six Months: Other operating expenses increased due to higher expenses for recruiting ($59), travel ($33) and franchise and other taxes ($19), partially offset by a decrease in other operating expenses ($45).

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Depreciation and amortization	$129	$133	(3%)	$261	$277	(6%)

Three and Six Months: Depreciation and amortization expense decreased primarily due to lower depreciation for machinery and equipment.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Change in contingent consideration liability	$800	$400	100%	$1,100	$900	22%

Three and Six Months: The second quarter review of the contingent consideration liability fair value resulted in an $800 increase, from $17,500 to $18,300. The first quarter review of the contingent consideration liability fair value resulted in a $300 increase, from $17,200 to $17,500. Both increases have been recorded as non-cash expense in the Consolidated Statements of Operations and were due to decreases of three months for each quarterly period in the discount period, as well as an increase in projected revenues due to a 0.5% increase in the risk-free rate in the second quarter of 2015.

Other income (amounts in thousands unless otherwise noted):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Interest income	$11	$13	(15%)	$23	$25	(8%)

Three and Six Months: Interest income decreased due to lower average short-term interest rates in 2015 than in 2014, partially offset by higher average balances in 2015 than in 2014.

Income Taxes (amounts in thousands unless otherwise noted):

For the three and six months ended June 30, 2015, there was no provision for income taxes due to pre-tax losses for those periods. For the three and six months ended June 30, 2014, income tax benefit of $1 resulted from the change in the difference between the carrying amount of the finite lived intangible assets for financial reporting purposes and the amounts used for income tax purposes.

Net Loss (amounts in thousands unless otherwise noted):

Our net loss was $11,697 and $21,951 for the three and six months ended June 30, 2015, respectively, compared to $11,073 and $20,386 for the corresponding 2014 periods.

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

At June 30, 2015, we held $99,309 in cash and cash equivalents, a decrease of $9,121 from March 31, 2015, and a decrease of $19,993 from $119,302 at December 31, 2014. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year.

If we do not realize sufficient royalty or other revenue from RELISTOR, or other collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or take other economic measures.

Cash used in operating activities for the six months ended June 30, 2015 and 2014 was $19,893 and $17,980, respectively, due to excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators.

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

Sources of Cash (amounts in thousands unless otherwise noted)

Operating Activities. During the six months ended June 30, 2015 we received $145 under our collaborations, primarily consisting of $47 in reimbursement payments relating to 1404, $34 in reimbursements from Valeant and $64 in royalties from our Onalta out-license. During the six months ended June 30, 2014 we received $4,627 under our collaborations, primarily consisting of $3,627 in royalties and reimbursements from Valeant and $1,000 in milestone payment from partnering 1404 program in Japan.

Changes in Accounts receivable and Accounts payable for the six months ended June 30, 2015 and 2014 resulted from the timing of receipts from Valeant, Fuji, other partnering transactions, and, principally in prior periods, Ono Pharmaceutical Co., Ltd., and the timing of payments made to trade vendors in the normal course of business.

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

Investing Activities. Approximately 93% of our $99,309 in cash and cash equivalents at June 30, 2015 was invested in money market funds. During the six months ended June 30, 2015, we realized $17 of proceeds from sales of fixed assets.

Financing Activities. During the six months ended June 30, 2015, we received cash of $116 from the exercise of stock options. During the six months ended June 30, 2014, net cash provided by financing activities included $37,459 in net proceeds from the issuance of 8,750 shares of common stock. The amount of cash we receive from these sources fluctuates commensurate with headcount levels and changes in the common stock price on and after the grant date.

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

For the periods presented, research and development costs incurred, by project, were as follows:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Oncology	$12.3	$14.3
RELISTOR and other programs	0.9	1.0
Total	$13.2	$15.3

We will require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, if any, fund other operating expenses, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the six months ended June 30, 2015 and 2014, we spent $233 and $68, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under licensing, collaboration and other agreements. The following table summarizes our contractual obligations as of June 30, 2015 for future payments under these agreements:

		Payments due by Period
	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
	(in millions)
Operating leases	$11.1	$1.9	$3.9	$4.2	$1.1
License and collaboration agreements:
Fixed payments	0.8	0.1	0.5	0.2	-
Contingent payments (1)	104.9	2.3	2.5	28.4	71.7
Total	$116.8	$4.3	$6.9	$32.8	$72.8
_______________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

There have been no changes to our critical accounting policies and estimates as of and for the six months ended June 30, 2015, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.

Recent Accounting Developments

In May 2014, the FASB issued ASU No. 2014-09, which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods. In April 2015, the FASB proposed deferring the effective date by one year, for interim and annual reporting periods beginning after December 15, 2017. This deferral became effective on July 9, 2015. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are evaluating the prospective impact of the pending adoption of this ASU on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk (amounts in thousands unless otherwise noted)

Our primary investment objective is to preserve principal. Our money market funds have interest rates that were variable and totaled $92.8 million at June 30, 2015. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the timelines specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Principal Financial Officer (PFO), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of certain members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported and discussed in Note 8 to our interim Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, Progenics is a party to a proceeding brought by a former employee on November 2, 2010 in the U.S. District Court for the Southern District of New York, complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee in mid-2008. The former employee seeks reinstatement of his employment, compensatory damages and certain costs and fees associated with the litigation. In July 2013, the federal District Court hearing the case issued an order denying our motion for summary judgment dismissing the former employee's complaint. The case went to trial in July 2015 and the jury awarded the former employee approximately $1.66 million in compensatory damages primarily consisting of salary the former employee would have received during the period from his termination to the date of the verdict. We have accrued an amount in connection with this matter which we believe is probable and estimable. Certain ancillary matters in the case, including the former employee's claims for additional compensation, pre-judgment interest and the awarding of attorneys' fees, remain subject to dispute. Given that there are matters yet to be decided and an estimate of the additional exposure, if any, have yet to be determined there is a reasonable possibility that additional losses may be incurred. The Company is assessing the verdict and its options in the case, including a potential appeal.

In July 2015, Progenics was named as a defendant in a complaint brought by Lonza Sales AG (Lonza) in the U.S. District Court for the District of Delaware arising from a multi-product license agreement entered into by Progenics and Lonza in April 2010. The complaint alleges that Progenics breached the multi-product license agreement and misappropriated trade secrets in connection with Progenics' sale of certain assets relating to the PRO 140 product to a third party, and seeks unspecified damages and injunctive relief. Progenics intends to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

The Company and its affiliates are or may be from time to time involved in various other disputes, governmental and/or regulatory inspections, inquires, investigations and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect the Company, its results of operations, financial condition and cash flows.

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in "Item 1A" of our Annual Report on Form 10-K for the year ended December 31, 2014, as revised by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and as further revised by the following:

Our and/or our collaborators' relationships with customers and third-party payors are or may become subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us or them to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Health care providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our or our collaborators' future arrangements with third-party payors and customers will or already do require us and them to comply with broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we or our collaborators market, sell and distribute our products that obtain marketing approval. Efforts to ensure that business arrangements comply with applicable health care laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our or our collaborators' business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If such operations are found to be in violation of any of these laws or other applicable governmental regulations, we or the collaborator may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of related operations. If physicians or other providers or entities involved with our products are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may adversely affect us.

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

PROGENICS PHARMACEUTICALS, INC.
Date: August 6, 2015	By:	/s/ Angelo W. Lovallo, Jr.
Angelo W. Lovallo, Jr. Vice President, Finance & Treasurer (Principal Financial and Accounting Officer)