Form 10-Q
period 2015-09-30
PROGENICS PHARMACEUTICALS INC
filed 2015-11-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 3, 2015, a total of 69,805,555 shares of common stock, par value $.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except for par value and share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,438	$119,302
Accounts receivable, net	1,519	109
Other current assets	5,967	2,515
Total current assets	97,924	121,926
Fixed assets, at cost, net of accumulated depreciation and amortization	2,428	2,552
Intangible assets, net (Note 4)	28,700	28,700
Goodwill	7,702	7,702
Other assets	158	157
Total assets	$136,912	$161,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,827	$6,570
Other current liabilities	115	115
Total current liabilities	9,942	6,685
Contingent consideration liability	18,100	17,200
Deferred tax liability – long term	11,332	11,332
Other liabilities	874	911
Total liabilities	40,248	36,128
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $.001 par value; 20,000,000 shares authorized; issued and outstanding – none	-	-
Common stock, $.0013 par value; 160,000,000 shares authorized; issued – 70,005,555 in 2015 and 69,832,949 in 2014	91	91
Additional paid-in capital	593,546	589,826
Accumulated deficit	(494,232)	(462,267)
Treasury stock, at cost (200,000 shares in 2015 and 2014)	(2,741)	(2,741)
Total stockholders' equity	96,664	124,909
Total liabilities and stockholders' equity	$136,912	$161,037

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except net loss per share)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Royalty income	$1,208	$1,626	$3,155	$3,728
Collaboration revenue	183	40,023	393	41,144
Other revenues	5	7	33	76
Total revenues	1,396	41,656	3,581	44,948

Expenses:
Research and development	6,766	6,728	19,591	21,495
License fees – research and development	159	160	321	430
Royalty expense	123	169	343	398
General and administrative	4,435	3,895	14,026	11,156
Depreciation and amortization	137	142	398	419
Intangible impairment charges	-	576	-	576
Change in contingent consideration liability	(200)	500	900	1,400
Total expenses	11,420	12,170	35,579	35,874

Other operating income	-	7,250	-	7,250

Operating (loss) income	(10,024)	36,736	(31,998)	16,324

Other income:
Interest income	10	12	33	37
Total other income	10	12	33	37

Net (loss) income before income tax benefit	(10,014)	36,748	(31,965)	16,361

Income tax benefit	-	227	-	228

Net (loss) income	$(10,014)	$36,975	$(31,965)	$16,589

Net (loss) income per share – basic	$(0.14)	$0.53	$(0.46)	$0.24
Weighted-average shares – basic	69,705	69,556	69,663	67,712

Net (loss) income per share – diluted	$(0.14)	$0.51	$(0.46)	$0.24
Weighted-average shares – diluted	69,705	72,879	69,663	67,727

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(amounts in thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Comprehensive (loss) income	$(10,014)	$36,975	$(31,965)	$16,589

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(amounts in thousands)
(Unaudited)

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2014	69,833	$91	$589,826	$(462,267)	$-	(200)	$(2,741)	$124,909
Net loss	-	-	-	(31,965)	-	-	-	(31,965)
Compensation expenses for share-based payment arrangements	-	-	2,705	-	-	-	-	2,705
Exercise of stock options	173	-	1,015	-	-	-	-	1,015
Balance at September 30, 2015	70,006	$91	$593,546	$(494,232)	$-	(200)	$(2,741)	$96,664

	Common Stock				Accumulated Other	Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Income (Loss)	Shares	Amount	Total
Balance at December 31, 2013	61,025	$79	$548,510	$(466,677)	$(192)	(200)	$(2,741)	$78,979
Net income	-	-	-	16,589	-	-	-	16,589
Compensation expenses for share-based payment arrangements	-	-	2,875	-	-	-	-	2,875
Sale of common stock in public offering, net of underwriting discounts and commissions ($2,415) and offering expenses ($376)	8,750	12	37,447	-	-	-	-	37,459
Acquisition of subsidiary escrow shares returned	(19)	-	(82)	-	-	-	-	(82)
Balance at September 30, 2014	69,756	$91	$588,750	$(450,088)	$(192)	(200)	$(2,741)	$135,820

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)
(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(31,965)	$16,589
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	398	419
Gains on sales of fixed assets	(1)	(125)
Intangible impairment charges	-	576
Deferred income tax	-	(228)
Change in contingent consideration liability	900	1,400
Expenses for share-based compensation awards	2,705	2,875
Acquisition of subsidiary escrow shares returned	-	(82)
Changes in assets and liabilities:
(Increase) in accounts receivable	(1,410)	(38,788)
(Increase) in other current assets	(3,497)	(2,259)
(Increase) decrease in other assets	(1)	2,208
Increase (decrease) in accounts payable and accrued expenses	3,257	(473)
(Decrease) in other liabilities	(37)	(2)
Net cash used in operating activities	(29,651)	(17,890)
Cash flows from investing activities:
Capital expenditures	(274)	(327)
Proceeds from sales of fixed assets	46	128
Net cash used in investing activities	(228)	(199)
Cash flows from financing activities:
Proceeds from public offering of common stock, net of underwriting discounts and commissions and offering expenses	-	37,459
Proceeds from the exercise of stock options	1,015	-
Net cash provided by financing activities	1,015	37,459
Net (decrease) increase in cash and cash equivalents	(28,864)	19,370
Cash and cash equivalents at beginning of period	119,302	65,860
Cash and cash equivalents at end of period	$90,438	$85,230

The accompanying notes are an integral part of these consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (unaudited)
(dollar amounts in thousands, except per share amounts or as otherwise noted)

1.  Interim Financial Statements

Progenics Pharmaceuticals, Inc. (the Company, Progenics, we or us) develops innovative medicines for oncology. Our clinical development efforts center on later-stage oncology assets. We have completed phase 2 clinical trials of 1404 (trofolastat), an imaging agent candidate for prostate cancer, and our therapeutic candidate also for prostate cancer, PSMA ADC, a fully human monoclonal antibody-drug conjugate (ADC). We resumed a pivotal phase 2 clinical trial of Azedra™, our ultra-orphan radiotherapy candidate for malignant pheochromocytoma and paraganglioma. We are moving forward with MIP-1095 into clinical development and plan to file an Investigational New Drug (IND) application in the U.S. We have entered into an exclusive worldwide licensing agreement for [18F]DCFPyL ("PyL"), a clinical-stage prostate specific membrane antigen (PSMA)-targeted imaging agent for prostate cancer, with Johns Hopkins University. Under this agreement, we are obligated to pay milestone payments aggregating approximately $2.25 million, low single-digit royalties, patent costs and minimum annual royalties which are creditable against royalties.

On April 1, 2015, Valeant Pharmaceuticals International, Inc. acquired Salix Pharmaceuticals, Ltd. (Salix), and Salix became a wholly-owned subsidiary of Valeant (references hereinafter to "Valeant" refer to Salix and Valeant as a consolidated entity as a result of the acquisition). We have licensed to Valeant our first commercial drug, RELISTOR® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), which in May of this year received an approval from the Committee for Medicinal Products for Human Use of the European Medicines Agency for the treatment of OIC when response to laxative therapy has not been sufficient in adult patients, aged 18 years and older. In June of this year, a New Drug Application for RELISTOR® (methylnaltrexone bromide) Tablets was submitted by Valeant to the U.S. Food and Drug Administration (FDA) for the treatment of OIC in adult patients with chronic non-cancer pain. In September of this year, the FDA assigned this NDA for oral Relistor a Prescription Drug User Fee Act (PDUFA) action date of April 19, 2016. In September 2014 RELISTOR received an expanded approval from the FDA for the treatment of OIC in patients taking opioids for chronic non-cancer pain. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

On October 13, 2015 we announced an offer to acquire EXINI Diagnostics AB, ("Exini") a leader in the development of software solutions for medical decision support based on advanced image analysis, through a public offer to the shareholders of Exini (the "Offer"). Exini is headquartered in Lund, Sweden, and is listed on the Nasdaq First North stock exchange, Stockholm.  Under the terms of the Offer, Progenics is offering to pay a total aggregate purchase price for all of the equity of Exini of approximately $7 million, funded from Progenics' cash on hand.  The purchase price implies a price per share of approximately SEK 3.15. The acquisition has been approved by the board of directors of Progenics, and unanimously recommended by the board of directors of Exini. The estate of Bo Håkansson, the largest shareholder, which holds approximately 30.74 percent of the total shares and voting rights in Exini, has undertaken to accept the Offer, subject to certain conditions.  As of November 5, 2015, the end of the initial acceptance period for the Offer, the Offer had been accepted by shareholders representing approximately 92 percent of the outstanding shares and votes in Exini.  The settlement of the Offer is expected to occur on or about November 12, 2015. In order to give the remaining Exini shareholders who have not yet tendered their shares additional time in which to take advantage of the Offer, Progenics will extend the offer acceptance period until November 20, 2015.

Our current principal sources of revenue from operations are royalty, development milestone and revenue-sharing payments from Valeant's RELISTOR operations. Royalty and milestone payments from RELISTOR depend on success in development and commercialization, which is dependent on many factors, such as Valeant's efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of RELISTOR.

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

Funding and Financial Matters. At September 30, 2015 we held $90.4 million in cash and cash equivalents, an $8.9 million decrease from the second quarter-end, and a $28.9 million decrease from $119.3 million at 2014 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to require additional funding in the future, the availability of which is uncertain and not guaranteed. We expect that we may continue to incur operating losses for the foreseeable future.

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

There have been no changes to our revenue recognition accounting policies in the third quarter of 2015. These policies are disclosed in Note 2 to the consolidated financial statements included in our 2014 Annual Report on Form 10-K.

Under our 2012 license agreement with CytoDyn Inc. for PRO 140, we expect to receive a $1.5 million milestone payment as a result of CytoDyn announcing during October 2015 that it dosed the first patient in its Phase 3 clinical trial.

During 2014, we have recognized as third quarter revenue a $40.0 million milestone from Salix upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients. Under our 2012 agreement with FUJIFILM RI Pharma Co., Ltd. (Fuji) for the development of 1404 in Japan, we recognized as revenue a $1.0 million payment contingent on execution of the first contract by Fuji with an investigation site for a phase 1 trial in the first quarter of 2014.

3.  Net (Loss) Income Per Share

Our basic net (loss) income per share amounts have been computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the period. For the current reporting periods, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. For the corresponding periods of 2014, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect of stock options (determined using the treasury stock method) and contingent consideration liability (arising from our 2013 acquisition of Molecular Insight). The calculations of net (loss) income per share, basic and diluted, are as follows:

	Net (Loss) Income (Numerator)	Weighted Average Common Shares (Denominator) (in thousands)	Per Share Amount
Three months ended September 30, 2015
Basic and diluted	$(10,014)	69,705	$(0.14)
Nine months ended September 30, 2015
Basic and diluted	$(31,965)	69,663	$(0.46)

Three months ended September 30, 2014
Basic	$36,975	69,556	$0.53
Dilutive effect of contingent consideration liability	500	3,295
Dilutive effect of stock options	-	28
Diluted	$37,475	72,879	$0.51
Nine months ended September 30, 2014
Basic	$16,589	67,712	$0.24
Dilutive effect of contingent consideration liability	-	-
Dilutive effect of stock options	-	15
Diluted	$16,589	67,727	$0.24

For these periods, anti-dilutive common shares excluded from diluted per share amounts consist of the following:

	Three Months Ended September 30,
	2015		2014
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	6,487	$9.46	5,267	$10.23
Contingent consideration liability	2,359		-
Total	8,846		5,267

	Nine Months Ended September 30,
	2015		2014
	Weighted Average Number (in thousands)	Weighted Average Exercise Price	Weighted Average Number (in thousands)	Weighted Average Exercise Price
Options	6,484	$9.77	5,357	$10.31
Contingent consideration liability	2,709		3,295
Total	9,193		8,652

4.  In-Process Research and Development and Goodwill

The fair values of in-process research and development (IPR&D) acquired in business combinations are capitalized. The Company utilizes the "income method" to estimate the fair value of acquired IPR&D intangible assets, which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each project independently. These assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. IPR&D intangible assets which are determined to have a decline in their fair value are adjusted downward and an impairment loss is recognized in the Consolidated Statements of Operations. These are tested at least annually or when a triggering event occurs that could indicate a potential impairment.

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the fair value of the reporting unit (the Company has determined that it has only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, the Company's total stockholders' equity). No goodwill impairment has been recognized as of September 30, 2015 or 2014.

The following tables summarize the activity related to the Company's goodwill and indefinite lived IPR&D:

	Goodwill	IPR&D
Balance at January 1, 2015	$7,702	$28,700
Impairment	-	-
Balance at September 30, 2015	$7,702	$28,700

	Goodwill	IPR&D
Balance at January 1, 2014	$7,702	$31,360
Impairment	-	(560)
Balance at September 30, 2014	$7,702	$30,800

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

The following tables present our money market funds and contingent consideration liability measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy:

		Fair Value Measurements at September 30, 2015
	Balance at September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$84,838	$84,838	$-	$-
Total Assets	$84,838	$84,838	$-	$-

Liability:
Contingent consideration	$18,100	$-	$-	$18,100
Total Liability	$18,100	$-	$-	$18,100

		Fair Value Measurements at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$112,808	$112,808	$-	$-
Total Assets	$112,808	$112,808	$-	$-

Liability:
Contingent consideration	$17,200	$-	$-	$17,200
Total Liability	$17,200	$-	$-	$17,200

The estimated fair value of the contingent consideration liability of $18,100 as of September 30, 2015, represents future potential milestone payments to former MIP stockholders. The Company considers this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs were the probabilities of achieving regulatory approval of the development projects and subsequent commercial success and discount rates.

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

The following table presents quantitative information pertaining to the September 30, 2015 fair value measurement of the Level 3 inputs. The first nine months of 2015 resulted in a $900 increase in the contingent consideration liability, from $17,200 to $18,100 resulting primarily from a nine month decrease in the discount period, a 0.1% increase in the risk-free rate and a 5% increase in asset volatility which affects the probability adjusted cash flow. The following additional assumptions remained unchanged since December 31, 2014:

	Fair Value as of September 30, 2015	Fair Value as of December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)

Contingent consideration liability:
Azedra commercialization	$2,500	$2,300	Probability adjusted discounted cash flow model	Probability of success	40%
				Period of milestone expected achievement	2018
				Discount rate	10%

1404 commercialization	$4,100	$3,800	Probability adjusted discounted cash flow model	Probability of success	59%
				Period of milestone expected achievement	2019
				Discount rate	10%

MIP-1095 commercialization	$500	$400	Probability adjusted discounted cash flow model	Probability of success	19%
				Period of milestone expected achievement	2023
				Discount rate	10%

Net sales targets	$11,000	$10,700	Monte-Carlo simulation	Probability of success	19% - 59% (37.4%)
				Period of milestone expected achievement	2019 - 2025
				Discount rates (1)	12%/3.5%

(1)
At September 30, 2015 and December 31, 2014, net sales targets contingent consideration liability was derived from a model under a risk neutral framework resulting in the application of 12% and 3.5% discount rates to estimated cash flows.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended September 30,
	2015	2014
Description
Balance at beginning of period	$18,300	$16,600
Fair value change to contingent consideration included in net (loss) income	(200)	500
Balance at end of period	$18,100	$17,100
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(200)	$500

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Nine Months Ended September 30,
	2015	2014
Description
Balance at beginning of period	$17,200	$15,700
Fair value change to contingent consideration included in net (loss) income	900	1,400
Balance at end of period	$18,100	$17,100
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$900	$1,400

6.  Accounts Receivable

Our accounts receivable represent amounts due to Progenics from royalties, collaborators and sales of research reagents, and at the below dates consisted of the following:

	September 30, 2015	December 31, 2014
Royalties	$1,204	$40
Collaborators	323	14
Other	2	65
	1,529	119
Less, allowance for doubtful accounts	(10)	(10)
Total	$1,519	$109

7.  Accounts Payable and Accrued Expenses

The carrying value of our accounts payable and accrued expenses approximates fair value, as it represents amounts due to vendors and employees which will be satisfied within one year. Accounts payable and accrued expenses at the below dates consisted of the following:

	September 30, 2015	December 31, 2014
Legal and professional fees	$3,884	$1,063
Accrued consulting and clinical trial costs	2,131	2,662
Accrued payroll and related costs	1,477	1,722
Accounts payable and other	2,335	1,123
Total	$9,827	$6,570

8.  Commitments and Contingencies

In the ordinary course of our business, we enter into agreements with third parties, such as business partners, clinical sites and suppliers, that include usual and customary indemnification provisions. We generally reciprocally agree to indemnify, hold harmless and reimburse indemnified parties for losses suffered or incurred with respect to products or product candidates, use of such products or other actions taken or omitted by the parties. The maximum potential amount of future payments we could be required to make under these indemnification provisions is frequently not limited. We have not incurred material costs to defend lawsuits or settle claims related to these provisions. As a result, the estimated fair value of liabilities relating to indemnification provisions is minimal. We have no liabilities recorded for these provisions as of September 30, 2015 and December 31, 2014.

Progenics is a party to a proceeding brought by a former employee complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee in mid-2008. In July 2013, the federal District Court hearing the case issued an order denying our motion for summary judgment dismissing the former employee's complaint. The case went to trial in July 2015 and the jury awarded the former employee approximately $1.66 million in compensatory damages (held in escrow by the District Court as restricted cash and recorded in other current assets) primarily consisting of salary the former employee would have received during the period from his termination to the date of the verdict. We have accrued an amount in connection with this matter which we believe is probable and estimable. Certain ancillary matters in the case, including the former employee's claims for additional compensation, pre-judgment interest and the awarding of attorneys' fees, remain subject to dispute. Given that there are matters yet to be decided and an estimate of the additional exposure, if any, have yet to be determined there is a reasonable possibility that additional losses may be incurred. The Company has moved for a new trial or, in the alternative, for remittitur and continues to assess the verdict and its options in the case, including a potential appeal.

In July 2015, Progenics was named as a defendant in a complaint brought by Lonza Sales AG (Lonza) in the U.S. District Court for the District of Delaware arising from a multi-product license agreement entered into by Progenics and Lonza in April 2010. The complaint alleges that Progenics breached the multi-product license agreement and misappropriated trade secrets in connection with Progenics' sale of certain assets relating to the PRO 140 product to a third party, and seeks unspecified damages and injunctive relief. On November 3, 2015, the District Court of Delaware denied Progenics' motion to dismiss the case. Progenics intends to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

On October 7, 2015 Progenics, Salix Pharmaceuticals, Inc. ("Salix") (a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc.) and Wyeth LLC received notification of a Paragraph IV certification for certain patents for RELISTOR® (methylnaltrexone bromide) subcutaneous injection, which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certification resulted from the filing by Mylan Pharmaceuticals, Inc. of an Abbreviated New Drug Application (ANDA) with the FDA, challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

In accordance with the Drug Price Competition and Patent Term Restoration Act (commonly referred to as the Hatch-Waxman Act), Progenics and Salix have 45 days after effective notice of the Paragraph IV certification to file suit against the ANDA filer in order to obtain an automatic stay of FDA approval of the ANDA until the earlier of (i) 30 months from receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

On October 28, 2015, Progenics, Salix, Wyeth LLC and Pfizer received a second notification of a Paragraph IV certification with respect to the same patents for RELISTOR subcutaneous injection from Actavis LLC as a result of Actavis LLC's filing of an Abbreviated New Drug Application (ANDA) with the FDA, challenging these patents and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

In addition to the above described ANDA notification, in October 2015 Progenics also received notices of opposition to three European patents relating to methylnaltrexone.  The oppositions were filed separately by each of Actavis Group PTC ehf. and Fresenius Kabi Deutschland GmbH.

Pursuant to the RELISTOR license agreement between Progenics and Salix, Salix has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement.  Progenics and Salix are cooperating to assess both the ANDA notification and the European oppositions and intend to vigorously enforce RELISTOR intellectual property rights.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to Progenics' estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect Progenics' current perspective of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by words such as "anticipate," "believe," "plan," "could," "should," "estimate," "expect," "forecast," "outlook," "guidance," "intend," "may," "might," "will," "possible," "potential," "predict," "project," or other similar words, phrases or expressions. Such statements are predictions only, and are subject to risks and uncertainties that could cause actual events or results to differ materially. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. While it is not possible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things, the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that: clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; clinical trial data on our products and product candidates will be unfavorable; our products will not receive marketing approval from regulators or, if approved, do not gain sufficient market acceptance to justify development and commercialization costs; the sales of RELISTOR and other products by our partners and the revenue and income generated for Progenics thereby may not meet expectations; competing products currently on the market or in development might reduce the commercial potential of our products; or efficacy, safety or quality concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales or other adverse events.

We are also subject to risks and uncertainties associated with the actions of our corporate, academic and other collaborators and government regulatory agencies, including risks from market forces and trends; potential product liability; intellectual property, litigation and other dispute resolution, environmental and other risks; the risk that we may not be able to obtain sufficient capital, recruit and retain employees, enter into favorable collaborations, acquisitions, or other relationships or that existing or future relationships may not proceed as planned; the risk that current and pending patent protection for our products may be invalid, unenforceable or challenged, or fail to provide adequate market exclusivity, or that our rights to in-licensed intellectual property may be terminated for our failure to satisfy performance milestones; the risk of difficulties in, and regulatory compliance relating to, manufacturing products; and the uncertainty of our future profitability.

Risks and uncertainties that the Company is subject to also include general economic conditions, including interest and currency exchange-rate fluctuations and the availability of capital; changes in generally accepted accounting principles; the impact of legislation and regulatory compliance; the highly regulated nature of our business, including government cost-containment initiatives and restrictions on third-party payments for our products; trade buying patterns; the competitive climate of our industry; and other factors set forth in this document and other reports filed with the U.S. Securities and Exchange Commission (SEC). In particular, we cannot assure you that RELISTOR® will be commercially successful or be approved in the future in other formulations, indications or jurisdictions, that any of our other programs will result in a commercial product or that we will be able to successfully complete our tender offer for and planned integration of Exini Diagnostics AB and to develop and commercialize its products. We are also subject to other risks and uncertainties as are detailed in Progenics' periodic public filings with the Securities and Exchange Commission, including but not limited to Progenics' Annual Report on form 10-K for the year ended December 31, 2014.

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

On April 1, 2015, Valeant Pharmaceuticals International, Inc. acquired Salix Pharmaceuticals, Ltd., and Salix became a wholly-owned subsidiary of Valeant (references hereinafter to "Valeant" refer to Salix and Valeant as a consolidated entity as a result of the acquisition). We have licensed to Valeant our first commercial drug RELISTOR® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (OIC), which in May of this year received an approval from the Committee for Medicinal Products for Human Use of the European Medicines Agency for the treatment of OIC when response to laxative therapy has not been sufficient in adult patients, aged 18 years and older. In June of this year, a New Drug Application for RELISTOR® (methylnaltrexone bromide) Tablets was submitted by Valeant to the U.S. Food and Drug Administration (FDA) for the treatment of OIC in adult patients with chronic non-cancer pain. In September of this year, the FDA has assigned a Prescription Drug User Fee Act (PDUFA) action date of April 19, 2016. In September 2014, RELISTOR received an expanded approval from the FDA for the treatment of OIC in patients taking opioids for chronic non-cancer pain. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are royalty, development milestone and revenue-sharing payments from Valeant's RELISTOR operations. Royalty and milestone payments from RELISTOR depend on success in development and commercialization, which is dependent on many factors, such as Valeant's efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications and the outcome of clinical and other testing of RELISTOR.

We fund our operations to a significant extent from capital-raising. In the first quarter of 2014, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, and entered into an agreement with an investment bank under which we may sell from time to time up to an additional $50 million of our common stock.

Most of our expenditures are for research and development activities. During the nine months ended September 30, 2015, expenses for our oncology-related development programs (Oncology), primarily AZEDRA™, 1404, PSMA ADC and, to a lesser extent, MIP-1095 were $19.3 million compared to $21.0 million in 2014. Expenses for RELISTOR and other programs were $1.0 million compared to $1.3 million in 2014. We expect to incur significant development expenses for our product candidates as clinical trials progress.

At September 30, 2015, we held $90.4 million in cash and cash equivalents, a decrease of $8.9 million from the second quarter-end, and a decrease of $28.9 million from 2014 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We expect to incur operating losses for the foreseeable future.

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

RELISTOR has been approved by regulatory authorities in the U.S., countries in the E.U., Canada and Australia since 2008 for treatment of OIC in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient and in the U.S. since 2014 for the treatment of OIC in patients with non-cancer pain. Valeant is responsible for further developing and commercializing RELISTOR, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations of the drug, such as oral methylnaltrexone. Under our agreement with Valeant, we received a development milestone of $40 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients and are eligible to receive (i) a development milestone of up to $50 million upon U.S. marketing approval of an oral formulation of RELISTOR, (ii) up to $200 million of commercialization milestone payments upon achievement of specified U.S. sales targets, including:

·	$10 million based on the first achievement of combined U.S. net sales in excess of $100 million in any single calendar year;

·	$15 million based on the first achievement of combined U.S. net sales in excess of $150 million in any single calendar year;

·	$20 million based on the first achievement of combined U.S. net sales in excess of $200 million in any single calendar year;

·	$30 million based on the first achievement of combined U.S. net sales in excess of $300 million in any single calendar year;

·	$50 million based on the first achievement of combined U.S. net sales in excess of $750 million in any single calendar year; and

·	$75 million based on the first achievement of combined U.S. net sales in excess of $1 billion in any single calendar year.

Each commercialization milestone payment is payable one time only, regardless of the number of times the condition is satisfied, and all six payments could be made within the same calendar year. Progenics is also eligible to receive royalties from Valeant and its affiliates based on the following royalty scale: 15% on worldwide net sales up to $100 million, 17% on the next $400 million in worldwide net sales, and 19% on net sales over $500 million in worldwide net sales each calendar year, and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Valeant receives from sublicensees outside the U.S. In the event either marketing approval is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy (REMS), payment of a substantial portion of the milestone amount would be deferred, and subject to achievement of the first commercialization milestone (payable on annual U.S. sales first exceeding $100 million).

Prior to its acquisition by Valeant, Salix had secured distribution for RELISTOR in the European territory and licensed Link Medical Products Pty Limited for distribution in Australia, New Zealand, South Africa and certain other markets in Asia, and in the third quarter of 2014 entered into an agreement with Lupin Limited for distribution of RELISTOR in Canada.

On July 7, 2015, we announced details of our planned Phase 3 clinical trial for 1404, a developmental stage small molecule designed to help visualize prostate cancer by targeting prostate specific membrane antigen (PSMA). Following recent End-of-Phase 2 interactions with the U.S. Food and Drug Administration (FDA), the design and key elements of a Phase 3 clinical trial for 1404 have been finalized.  The Phase 3 clinical trial is expected to enroll approximately 450 patients with biopsy-proven low-grade prostate cancer who are candidates for active surveillance but have planned to undergo radical prostatectomy (RP). The multicenter, multi-reader, open-label study will evaluate the specificity and sensitivity of 1404 to identify clinically significant prostate cancer.  Histopathology of the tumor tissue will be used as the truth standard. An interim analysis will be performed after approximately one-third of the subjects have been treated and will include an analysis for futility and also evaluate the need for a sample size re-estimation.

On August 4, 2015, we announced an exclusive worldwide licensing agreement for [18F]DCFPyL ("PyL"), a clinical-stage prostate specific membrane antigen (PSMA)-targeted imaging agent for prostate cancer, from Johns Hopkins University. PyL, when used in conjunction with high-resolution PET imaging, has shown potential for use in identifying prostate cancer and sites of relapse. Progenics intends to focus the development of PyL with high resolution PET imaging to detect and localize recurrent disease in patients who have experienced a biochemical relapse. Under this agreement, we are obligated to pay milestone payments aggregating approximately $2.25 million, low single-digit royalties, patent costs and minimum annual royalties which are creditable against royalties.

On October 13, 2015 we announced an offer to acquire Exini Diagnostics AB, a leader in the development of software solutions for medical decision support based on advanced image analysis, through a public offer to the shareholders of Exini (the "Offer"). Exini is headquartered in Lund, Sweden, and is listed on the Nasdaq First North stock exchange, Stockholm.  Under the terms of the Offer, Progenics is offering to pay a total aggregate purchase price for all of the equity of Exini of approximately $7 million, funded from Progenics' cash on hand.  The purchase price implies a price per share of approximately SEK 3.15. The acquisition has been approved by the board of directors of Progenics, and unanimously recommended by the board of directors of Exini. The estate of Bo Håkansson, the largest shareholder, which holds approximately 30.74 percent of the total shares and voting rights in Exini, has undertaken to accept the Offer, subject to certain conditions. As of November 5, 2015, the end of the initial acceptance period for the Offer, the Offer had been accepted by shareholders representing approximately 92 percent of the outstanding shares and votes in Exini. The settlement of the Offer is expected to occur on or about November 12, 2015. In order to give the remaining Exini shareholders who have not yet tendered their shares additional time in which to take advantage of the Offer, Progenics will extend the offer acceptance period until November 20, 2015.

Under our 2012 license agreement with CytoDyn Inc. for PRO 140, we expect to receive a $1.5 million milestone payment as a result of CytoDyn announcing during October 2015 that it dosed the first patient in its Phase 3 clinical trial.

Results of Operations (amounts in thousands unless otherwise noted)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Revenues	$1,396	$41,656	(97%)	$3,581	$44,948	(92%)
Expenses	(11,420)	(12,170)	(6%)	(35,579)	(35,874)	(1%)
Other operating income	-	7,250	(100%)	-	7,250	(100%)
Operating (loss) income	(10,024)	36,736	(127%)	(31,998)	16,324	(296%)
Other income	10	12	(17%)	33	37	(11%)
Income tax benefit	-	227	(100%)	-	228	(100%)
Net (loss) income	$(10,014)	$36,975	(127%)	$(31,965)	$16,589	(293%)

Revenues (amounts in thousands unless otherwise noted):

Sources of revenue during the periods indicated below included license and other agreements with Valeant and other collaborators and, to a small extent, sale of research reagents.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Royalty income	$1,208	$1,626	(26%)	$3,155	$3,728	(15%)
Collaboration revenue	183	40,023	(100%)	393	41,144	(99%)
Other revenues	5	7	(29%)	33	76	(57%)
Total	$1,396	$41,656	(97%)	$3,581	$44,948	(92%)

Royalty income. During the periods presented below we recognized royalty income primarily based on the below net sales of RELISTOR reported by Valeant.

RELISTOR Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S.	$7,400	$9,800	$18,400	$21,600
Ex-U.S.	600	1,000	2,400	3,100
Global	$8,000	$10,800	$20,800	$24,700

Valeant reported the above net sales resulting in royalty income of $1,208 and $1,626 for the third quarter of 2015 and 2014, respectively, and $3,155 and $3,728 for the year-to-date periods in 2015 and 2014, respectively. Prior to its acquisition by Valeant, Salix made a series of disclosures concerning elevated inventory levels of certain of its products held by wholesale customers, and described its progress in addressing any excess product inventories. We believe that Valeant continues to address inventory levels, and we are working diligently to improve our visibility into and better understand future sales and royalties.

Collaboration revenue:

During the three and nine months ended September 30, 2015, we recognized $183 and $393 from reimbursement payments from partnering arrangements, compared to $40,023 and $41,144 in the 2014 periods. During 2014, we have recognized as third quarter revenue a $40.0 million milestone from Salix upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients.

Other revenues, primarily from orders for research reagents, changed as shown in the Sources of Revenue table above.

Expenses (amounts in thousands unless otherwise noted):

Research and Development Expenses include scientific labor, clinical trial costs, supplies, product manufacturing costs, consulting, license fees, royalty payments and other operating expenses. Research and development expenses decreased to $7,048 for the three months ended September 30, 2015 compared to $7,057 for the same period of 2014 and decreased to $20,255 for the nine months ended September 30, 2015 from $22,323 for the same period in 2014, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Salaries and benefits	$1,679	$2,188	(23%)	$6,130	$7,285	(16%)

Three and Nine Months: Salaries and benefits decreased due to a decline in average headcount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Share-based compensation	$235	$359	(35%)	$991	$1,447	(32%)

Three and Nine Months: Share-based compensation decreased primarily due to cancellations of non-vested awards during the third quarter 2015 compared to the prior year period and for the first nine months of 2015 lower stock option expenses resulted from a decrease in the number of options granted, partially offset by higher grant-date fair value of options granted compared to the prior year period.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Clinical trial costs	$1,688	$1,058	60%	$3,924	$5,139	(24%)

Three Months: Clinical trial costs increased due to higher expenses for Oncology ($630), primarily related to the Azedra clinical trial and 1404, partially offset by lower PSMA ADC expenses.

Nine Months: Clinical trial costs decreased due to lower expenses for Oncology ($1,281), primarily related to PSMA ADC and 1404, resulting from completion of Phase 2 trials in 2014, partially offset by higher Azedra-related expenses.
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Laboratory and manufacturing supplies and equipment	$59	$21	181%	$134	$89	51%

Three Months: Laboratory and manufacturing supplies and equipment increased due to higher expenses for other programs ($61), partially offset by lower expenses for Oncology ($23).

Nine Months: Laboratory and manufacturing supplies and equipment increased due to higher expenses for other programs ($103), partially offset by lower expenses in Oncology ($58).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Contract manufacturing and subcontractors	$1,448	$1,883	(23%)	$4,167	$3,877	7%

Three Months: Contract manufacturing and subcontractors decreased primarily due to lower expenses for Oncology ($435), resulting from lower PSMA ADC, 1404 and Azedra-related expenses.

Nine Months: Contract manufacturing and subcontractors increased primarily due to higher expenses for Oncology ($288), resulting from Azedra-related expenses, partially offset by lower 1404 and PSMA ADC expenses.

Expenses in this category relate to the conduct of clinical trials, including manufacture by third parties of drug materials, testing, analysis, formulation and toxicology services, and vary as the timing and level of such services are required.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Consultants	$499	$209	139%	$1,024	$539	90%

Three Months: Consultants expense increased primarily due to higher expenses for Oncology ($245) and other programs ($45).

Nine Months: Consultants expense increased primarily due to higher expenses for Oncology ($317) and other programs ($168).

Expenses in this category relate to monitoring ongoing clinical trials and reviewing data from completed trials including the preparation of filings and vary as the timing and level of such services are required.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

License fees	$159	$160	(1%)	$321	$430	(25%)

Three and Nine Months: License fees decreased primarily due to lower expenses for RELISTOR.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Royalty expense	$123	$169	(27%)	$343	$398	(14%)

Three and Nine Months: The decrease in royalty expense was due to lower net sales of RELISTOR in 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Other operating expenses	$1,159	$1,010	15%	$3,222	$3,119	3%

Three Months: Other operating expenses increased primarily due to higher expenses for rent and facilities ($128), travel ($4) and other operating expenses ($17).

Nine Months: Other operating expenses increased primarily due to higher rent and facilities ($114), insurance ($1) and other operating expenses ($8), partially offset by lower expenses for travel ($20).

General and Administrative Expenses increased to $4,435 for the three months ended September 30, 2015 from $3,895 for the same period of 2014 and increased to $14,026 for the nine months ended September 30, 2015, from $11,156 for the same period in 2014, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Salaries and benefits	$1,284	$1,090	18%	$3,535	$3,565	(1%)

Three and Nine Months: Salaries and benefits increased for the third quarter of 2015 primarily due to higher salaries expense partially offset by a decline in average headcount and decreased for the first nine months of 2015 primarily due to a decline in average headcount.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Share-based compensation	$259	$265	(2%)	$1,714	$1,428	20%

Three and Nine Months: Share-based compensation decreased for the third quarter of 2015 compared to the prior year period primarily due to lower stock options expenses resulting from a decrease in options granted and increased for the first nine months of 2015 compared to the prior year period primarily due to higher stock option expenses resulting from higher grant-date fair value of options granted.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Consulting and professional fees	$1,842	$1,635	13%	$5,784	$3,381	71%

Three Months: Consulting and professional fees increased due to higher audit ($154), legal patent ($271) and consulting ($77) expenses partially offset by lower legal expenses ($287) and other fees ($8).

Nine Months: Consulting and professional fees increased due to higher legal expenses primarily related to the action brought by a former employee ($1,841), audit ($339), consulting ($179) and legal patent ($95) expenses partially offset by lower tax accounting ($33) and other fees ($18).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Other operating expenses	$1,050	$905	16%	$2,994	$2,782	8%

Three Months: Other operating expenses increased due to higher expenses for recruiting ($40), rent ($37), computer software ($30), travel ($24) and other operating expenses ($33), partially offset by lower expenses for investor relations ($14), and conference and seminar expenses ($5).

Nine Months: Other operating expenses increased due to higher expenses for recruiting ($99), travel ($57), rent ($28), franchise and other taxes ($24) and other operating expenses ($123), partially offset by a decrease in investor relations ($102), computer software ($16) and conference and seminar expenses ($1).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Depreciation and amortization	$137	$142	(4%)	$398	$419	(5%)

Three and Nine Months: Depreciation and amortization expense decreased primarily due to lower asset balances for computers and machinery and equipment.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Intangible impairment charges	$-	$576	(100%)	$-	$576	(100%)

Three and Nine Months: A third quarter 2014 review of our Onalta intangible asset resulted in a $560 impairment of the indefinite-lived balance and a $16 impairment of the finite-lived balance, with the corresponding impairment charges recorded in the Consolidated Statements of Operations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Change in contingent consideration liability	$(200)	$500	(140%)	$900	$1,400	(36%)

Three and Nine Months: The third quarter review of the contingent consideration liability fair value resulted in a $200 decrease, from $18,300 to $18,100 primarily from a three month decrease in the discount period, a 0.3% decrease in the risk-free rate and a 5% increase in asset volatility compared to a $500 increase in the prior period primarily from a decrease in the discount period. The first nine months of 2015 resulted in a $900 increase, from $17,200 to $18,100 resulting primarily from a nine month decrease in the discount period, a 0.1% increase in the risk-free rate and a 5% increase in asset volatility compared to a $1,400 increase in the prior period primarily from a decrease in the discount period. Changes in the contingent consideration liability are recorded as non-cash expense in the Consolidated Statements of Operations.

Other income (amounts in thousands unless otherwise noted):
	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent Change	2015	2014	Percent Change

Interest income	$10	$12	(17%)	$33	$37	(11%)

Three and Nine Months: Interest income decreased due to lower average short-term interest rates in 2015 than in 2014, partially offset by higher average balances in 2015 than in 2014.

Income Taxes (amounts in thousands unless otherwise noted):

For the three and nine months ended September 30, 2015, there was no provision for income taxes due to pre-tax losses for those periods. For the three and nine months ended September 30, 2014, our book income was $36,975 and $16,589, respectively, resulting primarily from $40.0 million in milestone revenue from Salix and a $7,250 payment received in the settlement of an arbitration with our former licensee for RELISTOR in Japan. For the three and nine months ended September 30, 2014, income tax benefit of $227 and $228, respectively, resulted from the change in the difference between the carrying amount of the finite and indefinite lived intangible assets for financial reporting purposes and the amounts used for income tax purposes.
Net (Loss) Income (amounts in thousands unless otherwise noted):

Our net loss was $10,014 and $31,965 for the three and nine months ended September 30, 2015, respectively, compared to net income of $36,975 and $16,589 for the corresponding 2014 periods.

Liquidity and Capital Resources (amounts in thousands unless otherwise noted)

We have to date funded operations principally through payments received from private placements of equity securities, public offerings of common stock, collaborations, grants and contracts, royalties, interest on investments and proceeds from the exercise of outstanding options and warrants.

In 2014, we have received a $1,000 milestone payment from partnering the 1404 program in Japan and a $7,250 payment upon settlement of an arbitration with our former licensee for RELISTOR in Japan. We are also eligible to receive future milestone and royalty payments from our 1404 program in Japan.

Under our 2012 license agreement with CytoDyn Inc. for PRO 140, we expect to receive a $1.5 million milestone payment as a result of CytoDyn announcing during October 2015 that it dosed the first patient in its Phase 3 clinical trial.

At September 30, 2015, we held $90,438 in cash and cash equivalents, a decrease of $8,871 from June 30, 2015, and a decrease of $28,864 from $119,302 at December 31, 2014. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year.

If we do not realize sufficient royalty or other revenue from RELISTOR, or other collaboration, license, asset sale, capital raising or other financing transactions, we will have to reduce, delay or eliminate spending on certain programs, and/or take other economic measures.

Cash used in operating activities for the nine months ended September 30, 2015 and 2014 was $29,651 and $17,890, respectively, due to excess of expenditures on our research and development programs and general and administrative costs over cash received from collaborators.

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

Sources of Cash (amounts in thousands unless otherwise noted)

Operating Activities. During the nine months ended September 30, 2015 we received $1,419 under our collaborations, primarily consisting of $49 in reimbursement payments relating to 1404, $1,306 in reimbursements from Valeant and $64 in royalties from our Onalta out-license. In addition to the settlement payment mentioned above, during the nine months ended September 30, 2014 we received $6,075 under our collaborations, primarily consisting of $5,075 in royalties and reimbursements from Valeant and $1,000 in milestone payment from partnering the 1404 program in Japan.

Changes in Accounts receivable and Accounts payable for the nine months ended September 30, 2015 and 2014 resulted from the timing of receipts from Valeant, Fuji, other partnering transactions, and, principally in prior periods, Ono Pharmaceutical Co., Ltd., and the timing of payments made to trade vendors in the normal course of business.

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

Investing Activities. Approximately 94% of our $90,438 in cash and cash equivalents at September 30, 2015 was invested in money market funds. During the nine months ended September 30, 2015, we realized $46 of proceeds from sales of fixed assets.

Financing Activities. During the nine months ended September 30, 2015, we received cash of $1,015 from the exercise of stock options. During the nine months ended September 30, 2014, net cash provided by financing activities included $37,459 in net proceeds from the issuance of 8,750 shares of common stock. The amount of cash we receive from option exercises fluctuates commensurate with headcount levels and changes in the common stock price on and after the grant date.

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

For the periods presented, research and development costs incurred, by project, were as follows:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Oncology	$19.3	$21.0
RELISTOR and other programs	1.0	1.3
Total	$20.3	$22.3

We will require additional funding to continue our research and product development programs, conduct pre-clinical studies and clinical trials, pursue regulatory approvals for our product candidates, file and prosecute patent applications and enforce or defend patent claims, fund other operating expenses, and fund product in-licensing and any possible acquisitions.

Investing Activities. During the nine months ended September 30, 2015 and 2014, we spent $274 and $327, respectively, on capital expenditures.

Contractual Obligations

Our funding requirements, both for the next 12 months and beyond, will include required payments under operating leases and fixed and contingent payments under licensing, collaboration and other agreements including the contingent consideration liability from the 2013 acquisition of Molecular Insight. The following table summarizes our contractual obligations as of September 30, 2015 for future payments under these agreements:

		Payments due by Period
	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
	(in millions)
Operating leases	$10.6	$1.9	$4.0	$4.2	$0.5
License and collaboration agreements:
Fixed payments	1.5	0.3	0.5	0.2	0.5
Contingent payments (1)	106.9	-	2.6	6.4	97.9
Total	$119.0	$2.2	$7.1	$10.8	$98.9
_______________

(1)	Based on assumed achievement of milestones covered under each agreement, the timing and payment of which is highly uncertain.

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

There have been no changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2015, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.

Recent Accounting Developments

In May 2014, the FASB issued ASU No. 2014-09, which provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The ASU will be effective for annual reporting periods beginning after December 15, 2016, including interim periods. In August 2015, the FASB issued an ASU deferring the effective date by one year, for interim and annual reporting periods beginning after December 15, 2017. Early adoption will be permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. We are evaluating the impact of the pending adoption of this ASU on our consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have interest rates that were variable and totaled $84.8 million at September 30, 2015. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

As previously reported and discussed in Note 8 to our interim Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report, Progenics is a party to a proceeding brought by a former employee on November 2, 2010 in the U.S. District Court for the Southern District of New York, complaining that the Company violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating the former employee in mid-2008. The former employee seeks reinstatement of his employment, compensatory damages and certain costs and fees associated with the litigation. In July 2013, the federal District Court hearing the case issued an order denying our motion for summary judgment dismissing the former employee's complaint. The case went to trial in July 2015 and the jury awarded the former employee approximately $1.66 million in compensatory damages (held in escrow by the District Court as restricted cash and recorded in other current assets) primarily consisting of salary the former employee would have received during the period from his termination to the date of the verdict. We have accrued an amount in connection with this matter which we believe is probable and estimable. Certain ancillary matters in the case, including the former employee's claims for additional compensation, pre-judgment interest and the awarding of attorneys' fees, remain subject to dispute. Given that there are matters yet to be decided and an estimate of the additional exposure, if any, have yet to be determined there is a reasonable possibility that additional losses may be incurred. The Company has moved for a new trial or, in the alternative, for remittitur and continues to assess the verdict and its options in the case, including a potential appeal.

In July 2015, Progenics was named as a defendant in a complaint brought by Lonza Sales AG (Lonza) in the U.S. District Court for the District of Delaware arising from a multi-product license agreement entered into by Progenics and Lonza in April 2010. The complaint alleges that Progenics breached the multi-product license agreement and misappropriated trade secrets in connection with Progenics' sale of certain assets relating to the PRO 140 product to a third party, and seeks unspecified damages and injunctive relief. On November 3, 2015, the District Court of Delaware denied Progenics' motion to dismiss the case. Progenics intends to vigorously defend against this action. At this time, we do not believe losses, if any, would have a material effect on the results of operations or financial position taken as a whole.

On October 7, 2015 Progenics, Salix Pharmaceuticals, Inc. ("Salix") (a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc.) and Wyeth LLC received notification of a Paragraph IV certification for certain patents for RELISTOR® (methylnaltrexone bromide) subcutaneous injection, which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certification resulted from the filing by Mylan Pharmaceuticals, Inc. of an Abbreviated New Drug Application (ANDA) with the FDA, challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

In accordance with the Drug Price Competition and Patent Term Restoration Act (commonly referred to as the Hatch-Waxman Act), Progenics and Salix have 45 days after effective notice of the Paragraph IV certification to file suit against the ANDA filer in order to obtain an automatic stay of FDA approval of the ANDA until the earlier of (i) 30 months from receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

On October 28, 2015, Progenics, Salix, Wyeth LLC and Pfizer received a second notification of a Paragraph IV certification with respect to the same patents for RELISTOR® subcutaneous injection from Actavis LLC as a result of Actavis LLC's filing of an Abbreviated New Drug Application (ANDA) with the FDA, challenging these patents and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

In addition to the above described ANDA notification, in October 2015 Progenics also received notices of opposition to three European patents relating to methylnaltrexone.  The oppositions were filed separately by each of Actavis Group PTC ehf. and Fresenius Kabi Deutschland GmbH.

Pursuant to the RELISTOR license agreement between Progenics and Salix, Salix has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement.  Progenics and Salix are cooperating to assess both the ANDA notification and the European oppositions and intend to vigorously enforce RELISTOR intellectual property rights.

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

Item 1A. Risk Factors

Our business and operations entail a variety of serious risks and uncertainties. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in "Item 1A" of our Annual Report on Form 10-K for the year ended December 31, 2014, as revised by our Quarterly Report on Form 10-Q for the quarters ended March 31 and June 30, 2015, and as further revised by the following:

We anticipate completing our tender offer to acquire the shares of Exini Diagnostics AB.  If we do not successfully integrate the newly acquired business into our business operations, Progenics could be adversely affected.

Assuming that we successfully complete our tender offer for the shares of Exini Diagnostics AB, we will need to successfully integrate the operations of Exini with our business. Integrating the operations of a new business is a complex, costly and time-consuming process, requiring significant management attention and resources. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the businesses in order to realize the anticipated benefits of the acquisition could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations. Prior to the acquisition, the acquired business operated independently, with its own operations, corporate culture, locations, employees and systems. There may be substantial difficulties, costs and delays involved in any integration of other businesses with that of our own. These may include:

•   distracting management from day-to-day operations;

•   potential incompatibility of corporate cultures;

•   an inability to achieve synergies as planned;

•   risks associated with the assumption of contingent or other liabilities of the acquired business;

•   adverse effects on existing business relationships with suppliers or customers;

•   inheriting and uncovering previously unknown issues, problems and costs from the acquired company;

•   delays between our expenditures to acquire new products, technologies or businesses and the generation of revenues from those acquired products, technologies or businesses;

•   realization of assets and settlement of liabilities at amounts equal to estimated fair value as of the acquisition date of any acquisition or disposition;

•   revenue recognition related to licensing agreements and/or strategic collaborations;

•   costs and delays in implementing common systems and procedures (including technology, compliance programs, financial systems, distribution and general business operations, among others); and

 •   increased difficulties in managing our business due to the addition of international locations.

These risks are heightened due to the fact that Exini's operations, employees and customers are located outside of the United States. Any one or all of these factors may increase operating costs or lower anticipated financial performance.

Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses are integrated successfully, we may not realize the full benefits of the acquisition, including cost savings or sales or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may be incurred in the integration of the businesses. All of these factors could cause a reduction to our earnings per share, decrease or delay the expected accretive effect of the transaction, and negatively impact our share price.

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

PROGENICS PHARMACEUTICALS, INC.
Date: November 9, 2015	By:	/s/ Angelo W. Lovallo, Jr.
Angelo W. Lovallo, Jr. Vice President, Finance & Treasurer (Principal Financial and Accounting Officer)