Form 10-Q
period 2016-03-31
PROGENICS PHARMACEUTICALS INC
filed 2016-05-05
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of May 2, 2016, a total of 69,946,317 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$65,675	$74,103
Accounts receivable, net	2,434	3,543
Other current assets	5,122	5,639
Total current assets	73,231	83,285

Property and equipment, net	2,299	2,407
Intangible assets, net	30,740	30,793
Goodwill	13,074	13,074
Other assets	1,693	1,692
Total assets	$121,037	$131,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,500	$332
Accrued expenses	9,742	9,212
Other current liabilities	126	185
Total current liabilities	11,368	9,729

Contingent consideration liability	19,000	18,800
Deferred tax liability	11,199	11,199
Other liabilities	975	862
Total liabilities	42,542	40,590

Commitments and Contingencies
Stockholders' equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding – none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued – 70,146 shares in 2016 and 2015	91	91
Additional paid-in capital	595,087	594,511
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Accumulated other comprehensive loss	(92)	(26)
Accumulated deficit	(514,034)	(501,379)
Total Progenics stockholders' equity	78,311	90,456
Noncontrolling interests	184	205
Total stockholders' equity	78,495	90,661
Total liabilities and stockholders' equity	$121,037	$131,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenue:
Royalty income	$2,189	$174
Collaboration revenue	242	65
Other revenues	19	9
Total revenue	2,450	248

Operating expenses:
Research and development	9,149	6,489
General and administrative	5,817	3,725
Change in contingent consideration liability	200	300
Total operating expenses	15,166	10,514

Operating loss	(12,716)	(10,266)

Other income:
Interest income	43	12
Total other income	43	12
Net loss	(12,673)	(10,254)
Net loss attributable to noncontrolling interests	(18)	-
Net loss attributable to Progenics	$(12,655)	$(10,254)

Net loss per share attributable to Progenics – basic and diluted	$(0.18)	$(0.15)
Weighted-average shares – basic and diluted	69,946	69,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Net loss	$(12,673)	$(10,254)
Other comprehensive loss:
Foreign currency translation adjustments	(69)	-
Comprehensive loss	(12,742)	(10,254)
Comprehensive loss attributable to noncontrolling interests	(21)	-
Comprehensive loss attributable to Progenics	$(12,721)	$(10,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Noncontrolling Interests	Total Stockholders' Equity
	Number of Shares	Par Value				Number of Shares	Cost
Balance at December 31, 2015	70,146	$91	$594,511	$(501,379)	$(26)	200	$(2,741)	$205	$90,661
Net loss	-	-	-	(12,655)	-	-	-	(18)	(12,673)
Foreign currency translation adjustments	-	-	-	-	(66)	-	-	(3)	(69)
Stock-based compensation expense	-	-	576	-	-	-	-	-	576
Balance at March 31, 2016	70,146	$91	$595,087	$(514,034)	$(92)	200	$(2,741)	$184	$78,495

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,673)	$(10,254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	751	132
Stock-based compensation expense	576	757
Gain on sale of fixed assets	(112)	(2)
Change in value of contingent consideration	200	300
Changes in assets and liabilities:
Accounts receivable	1,204	(43)
Other current assets	448	(491)
Accounts payable	1,156	40
Accrued expenses	513	(1,309)
Other current liabilities	(59)	-
Other liabilities	29	(12)
Net cash used in operating activities	(7,967)	(10,882)
Cash flows from investing activities:
Purchases of property and equipment	(607)	(53)
Proceeds from sale of fixed assets	113	2
Net cash used in investing activities	(494)	(51)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	61
Net cash provided by financing activities	-	61
Effect of currency rate changes on cash and cash equivalents	33	-
Net decrease in cash and cash equivalents	(8,428)	(10,872)
Cash and cash equivalents at beginning of period	74,103	119,302
Cash and cash equivalents at end of period	$65,675	$108,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Business

Progenics Pharmaceuticals, Inc. and its subsidiaries ("the Company," "Progenics," "we," or "us") develops innovative medicines for targeting and treating cancer, with a pipeline that includes several product candidates in later-stage clinical development. These products in development include therapeutic agents designed to precisely target cancer (AZEDRA® and 1095), and imaging agents (1404 and PyL) intended to enable clinicians and patients to accurately visualize and manage their disease. We recently entered into an agreement with a subsidiary of Bayer AG ("Bayer") granting Bayer exclusive worldwide rights to develop and commercialize products using Progenics' PSMA antibody technology in combination with alpha-emitting radionuclides. In addition, as part of our acquisition of EXINI Diagnostics AB ("EXINI") in late 2015, we acquired the EXINI Bone BSI bone scan index product, which is approved for use in Europe, Japan, and the U.S. (though not yet available in the U.S.). (See additional information in Note 3. Business Acquisition.)

We licensed our first commercial drug, RELISTOR® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation ("OIC"), to Salix Pharmaceuticals, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc. ("Valeant")). In June 2015, a New Drug Application ("NDA") for oral RELISTOR tablets was submitted by Valeant to the U.S. Food and Drug Administration ("FDA") for the treatment of OIC in adult patients with chronic non-cancer pain. In September 2015, the FDA assigned this NDA for oral RELISTOR a Prescription Drug User Fee Act action date of April 19, 2016, which was extended by the FDA by three months to July 19, 2016 to allow for a full review by the FDA of Valeant's responses to information requests from the FDA. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development, and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are royalty, development and commercialization milestones, and sublicense revenue-sharing payments from Valeant relating to RELISTOR. Royalty and milestone payments from RELISTOR depend on success in development and commercialization, which is dependent on many factors, such as Valeant's efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of RELISTOR.

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. Certain of our intellectual property rights are held by wholly-owned subsidiaries. All of our U.S. operations are presently conducted at our facilities in Tarrytown, New York, and our international operations are conducted at our facilities in Lund, Sweden. We operate under a single research and development business segment.

Liquidity

At March 31, 2016, we had $65.7 million of cash and cash equivalents, a decrease of $8.4 million from $74.1 million at 2015 year-end. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses for the foreseeable future.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Basis of Presentation

Our interim condensed consolidated financial statements have been prepared in accordance with applicable presentation requirements, and accordingly, do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the U.S.  ("GAAP"). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year.

    Our interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements but do not include all disclosures required by GAAP. Certain prior period amounts in our condensed consolidated financial statements have been reclassified to conform to the current period presentation. Accounts payable, which was historically combined with accrued expenses on our consolidated balance sheet, has been presented as a separate line item for all periods presented in these unaudited condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Progenics as well as its wholly-owned and controlled subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $8.7 million and $10.3 million as of March 31, 2016 and December 31, 2015, respectively. The following table summarizes our property and equipment (in thousands):

	March 31, 2016	December 31, 2015
Machinery and equipment	$3,459	$5,706
Leasehold improvements	5,028	5,027
Computer equipment	1,696	1,727
Furniture and fixtures	129	131
Other	679	87
Property and equipment, gross	10,991	12,678
Less - accumulated depreciation	(8,692)	(10,271)
Property and equipment, net	$2,299	$2,407

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
On December 31, 2015, in connection with our decision to relocate our headquarters, we entered into a lease (the "Lease") for approximately 26,000 square feet of office space located in New York City. We intend to use the leased premises as our headquarters. The term of the Lease will commence on or about the earlier to occur of: (a) the later of (i) the parties entry into the Lease, (ii) the receipt of all necessary approvals, or (iii) the date the landlord delivers possession of the built-out leased premises to us, or (b) the date we first occupy the leased premises. We expect the Lease term to commence in the second half of 2016. The Lease term expires on September 30, 2030, and we have an option to renew the term for an additional five years. The Lease contains customary default provisions that could result in the early termination of the Lease in the event the Company defaults under the terms and conditions of the Lease.

As a result of our decision to relocate our headquarters, on January 1, 2016, we revised the estimated useful lives of our leasehold improvements at the leased premises in Tarrytown, New York. The remaining amortization period of our leasehold improvements was shortened from 5 years (original lease expiring in December 2020) to 7 months (based on our anticipated relocation in August 2016). During the three months ended March 31, 2016, we recognized incremental amortization expense of $556 thousand related to our leasehold improvements.

Note 2.  New Accounting Pronouncements

Recently Adopted

In September 2015, the FASB issued ASU No. 2015-16 ("ASU 2015-16"), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The standard requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted this standard during the quarter ended March 31, 2016. The adoption had no impact on our consolidated results of operations, financial condition, or cash flows as presented, however, the future impact of ASU 2015-16 will be dependent on future acquisitions, if any.

Not Yet Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). The standard simplifies several aspects of accounting for stock-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Additionally, ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted for all entities. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"). The standard requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. Additionally, ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments on the balance sheet. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Other than an amendment relating to presenting in comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk (if the entity has elected to measure the liability at fair value), early adoption is not permitted. We are currently evaluating the impact of this standard on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The standard will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and consolidated notes to these statements.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. We are evaluating which transition approach to use and the impact of this standard on our consolidated financial statements.

Note 3.  Business Acquisition

Acquisition of EXINI Diagnostics AB

On November 12, 2015, we acquired 92.45 % of the outstanding shares of EXINI, a Lund, Sweden based leader in the development of advanced imaging analysis tools and solutions for medical decision support. EXINI's operations are included in our condensed consolidated financial statements beginning November 12, 2015, the date we acquired control. Through the end of the extended acceptance period of November 20, 2015, we acquired additional outstanding shares and, as of March 31, 2016, we own 96.81 % of the voting shares of EXINI. We commenced a judicial process in Sweden for acquiring the remaining shares and EXINI was delisted and ceased to be publicly traded effective as of the close of trading on December 4, 2015.

EXINI is expected to complement our strategy to support its imaging and therapeutic agents with sophisticated analytical tools and other technologies that help physicians and patients visualize, understand, target, and treat cancer. The acquisition provides us with in-house development capabilities in these areas that we can apply to our own pipeline, including our prostate cancer imaging agents 1404 and PyL.

During the year ended December 31, 2015, we incurred $391 thousand in transaction costs related to the acquisition, which primarily consisted of legal, accounting, and valuation-related expenses. The transaction costs were recorded in general and administrative expenses in our consolidated statements of operations.

Purchase Price Allocation

We accounted for the EXINI acquisition as a business combination by allocating the consideration we paid to the fair values of the assets acquired, liabilities assumed, and noncontrolling interests at the effective date of the acquisition. Acquired intangible assets, including goodwill, are not deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (amounts in thousands):

Amount
Cash and cash equivalents	$7
Accounts receivable	18
Other current assets	108
Property and equipment, net	22
Accounts payable and accrued expenses	(807)
Other current liabilities	(127)
Intangible assets – technology	2,120
Total identifiable net assets	1,341
Noncontrolling interests	(504)
Goodwill	5,372
Total consideration transferred	$6,209

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
The replacement cost method, a variation of the cost approach, was applied to assess the value of the technology asset acquired by us. The principle behind this method is that the value represents the current cost of a similar new asset having the nearest equivalent utility as the asset being valued. It generally represents the maximum amount that a prudent investor will pay for a comparable asset. The cost approach provides a systematic framework for estimating the value of tangible or intangible assets based on the economic principle of substitution, and that no prudent investor will purchase an existing asset for more than it will cost to create a comparable asset. Under this approach, value is estimated by developing the cost to either replace or reproduce (replicate) the asset of similar utility.

Our approach to valuing the acquired technology asset was to determine the total employee cost and effort required to replicate the technology asset in the state it existed at the acquisition date. In determining the total all-inclusive, fully-burdened employee cost to replicate the technology asset, we determined that it would take approximately four years of five senior employees working full-time to recreate the technology asset of similar utility. We then took the present value, discounted at 3.5%, of the total fully-burdened annual cost of these senior employees (including annual salary, bonuses, and benefits) to arrive at a total employee cost to recreate the technology asset acquired of approximately $2.1 million. Based on our assessment of the acquired technology functionality, rate of technological change in the industry and in our Company, as well as our experience with similar technology assets, we estimated the remaining useful life for this acquired asset to be approximately 10 years at the date of acquisition.

The noncontrolling interests were calculated based on the quoted share price of EXINI as of the acquisition date multiplied by the quantity of shares that constituted the noncontrolling interests.

Note 4.  Net Loss Per Share

Our basic net loss per share attributable to Progenics amounts have been computed by dividing net loss attributable to Progenics by the weighted-average number of common shares outstanding during the period. For all periods presented, the diluted net loss per share is the same as basic net loss per share as the inclusion of other shares of stock issuable pursuant to stock options and contingent consideration would be anti-dilutive.

The following table summarizes anti-dilutive common shares that were excluded from the calculation of diluted loss per share (in thousands):

	March 31,
	2016	2015
Stock options	5,411	6,259
Contingent consideration liability	4,267	2,781
Total anti-dilutive securities	9,678	9,040

Note 5.  Fair Value Measurements

To estimate the fair values of our financial assets and liabilities, we use valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

·	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access
·	Level 2 – Valuations for which all significant inputs are observable, either directly or indirectly, other than Level 1 inputs
·	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
The availability of observable inputs can vary among the various types of financial assets and liabilities. To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used for measuring fair value may fall into different levels of the fair value hierarchy. In such cases, for financial statement disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is categorized is based on the lowest level of input used that is significant to the overall fair value measurement.

We believe the carrying amounts of our cash equivalents, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of March 31, 2016 and December 31, 2015.

We record the contingent consideration liability resulting from our acquisition of Molecular Insight Pharmaceuticals, Inc. ("MIP") at fair value in accordance with Accounting Standards Codification ("ASC") 820 (Topic 820, Fair Value Measurement).

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at March 31, 2016
	Balance at March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$64,678	$64,678	$-	$-
Total assets	$64,678	$64,678	$-	$-

Liabilities:
Contingent consideration liability	$19,000	$-	$-	$19,000
Total liabilities	$19,000	$-	$-	$19,000

		Fair Value Measurements at December 31, 2015
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$68,140	$68,140	$-	$-
Total assets	$68,140	$68,140	$-	$-

Liabilities:
Contingent consideration liability	$18,800	$-	$-	$18,800
Total liabilities	$18,800	$-	$-	$18,800

The estimated fair value of the contingent consideration liability of $19.0 million as of March 31, 2016, represents future potential milestone payments to former MIP stockholders. We consider this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success and discount rates.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement, respectively. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement, respectively. We record the contingent consideration liability at fair value with changes in estimated fair values recorded in change in contingent consideration liability in our condensed consolidated statements of operations.

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at March 31, 2016 and December 31, 2015 (in thousands). The increase in the contingent consideration liability of $200 thousand during the three months ended March 31, 2016 was primarily attributable to a decrease in the discount period.

	Fair Value at
	March 31, 2016	December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Contingent Consideration Liability:
AZEDRA commercialization	$2,600	$2,500	Probability adjusted discounted cash flow model	Probability of success	40%
				Period of expected milestone achievement	2018
				Discount rate	10%

1404 commercialization	4,300	4,200	Probability adjusted discounted cash flow model	Probability of success	59%
				Period of expected milestone achievement	2019
				Discount rate	10%

1095 commercialization	500	500	Probability adjusted discounted cash flow model	Probability of success	19%
				Period of expected milestone achievement	2023
				Discount rate	10%

Net sales targets	11,600	11,600	Monte-Carlo simulation	Probability of success	19%- 59% (37.4%)
				Period of expected milestone achievement	2019-2024 at March 31, 2016 2019-2025 at December 31, 2015
				Discount rate (1)	11.5%/4.0 % at March 31, 2016 12.0%/3.5 % at December 31, 2015
Total	$19,000	$18,800

(1) The contingent consideration liability related to the net sales targets was derived from a model under a risk neutral framework resulting in the application of 11.5% and 4% at March 31, 2016 and 12% and 3.5% at December 31, 2015, discount rates to estimated cash flows.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
The following table summarizes the activity for those financial instruments with significant Level 3 inputs for the three months ended March 31, 2016 and 2015 (in thousands):

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	For the Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$18,800	$17,200
Fair value change included in net loss	200	300
Balance at end of period	$19,000	$17,500
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$200	$300

Note 6.  Accounts Receivable

Our accounts receivable represent amounts due to us from collaborators, royalties, and sales of research reagents, and consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Royalties	$2,189	$3,463
Collaborators	166	63
Other	79	27
Accounts receivable, gross	2,434	3,553
Less - Allowance for doubtful accounts	-	(10)
Accounts receivable, net	$2,434	$3,543

Note 7.  Goodwill, In-Process Research and Development, and Other Intangible Assets

The fair values of in-process research and development ("IPR&D") and other identified intangible assets acquired in business combinations are capitalized. We utilize the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs or "replacement costs", whichever is greater. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each IPR&D project and other identified intangible assets, independently. IPR&D assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Other identified intangible assets are amortized over the relevant estimated useful life. The IPR&D assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in our condensed consolidated statements of operations.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders' equity). No goodwill impairment has been recognized as of March 31, 2016 or 2015.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

	Goodwill	IPR&D	Finite-Lived Intangible Assets
Balance at January 1, 2016	$13,074	$28,700	$2,093
Amortization expense	-	-	(53)
Impairment	-	-	-
Balance at March 31, 2016	$13,074	$28,700	$2,040

	Goodwill	IPR&D	Finite-Lived Intangible Assets
Balance at January 1, 2015	$7,702	$28,700	$-
Amortization expense	-	-	-
Impairment	-	-	-
Balance at March 31, 2015	$7,702	$28,700	$-

Note 8.  Accrued Expenses

The carrying value of our accrued expenses approximates fair value as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Accrued consulting and clinical trial costs	$3,823	$2,844
Accrued payroll and related costs	1,847	1,961
Accrued legal and professional fees	3,627	3,605
Other	445	802
Accrued expenses	$9,742	$9,212

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Note 9.  Commitments and Contingencies

We are or may be from time to time involved in various other disputes, governmental and/or regulatory inspections, inquiries, investigations, and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect us, our results of operations, financial condition, and cash flows.

In each of the matters described in this filing or in Note 10. Commitments and Contingencies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in this filing have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Former Employee Litigation

We are a party to a proceeding brought by a former employee on November 2, 2010 in the U.S. District Court for the Southern District of New York, complaining that we had violated the anti-retaliation provisions of the Federal Sarbanes-Oxley law by terminating the former employee. The former employee seeks reinstatement of his employment, compensatory damages, and certain costs and fees associated with the litigation. In July 2013, the Federal District Court hearing the case issued an order denying our motion for summary judgment dismissing the former employee's complaint. The case went to trial in July 2015 and, on July 31, 2015, the jury awarded the former employee approximately $1.66 million in compensatory damages (held in escrow by the District Court and recorded as restricted cash in other current assets on our condensed consolidated balance sheet) primarily consisting of salary the former employee would have received during the period from his termination to the date of the verdict. We have accrued an amount in connection with this matter which we believe is probable and estimable (inclusive of the $1.66 million held in escrow). Certain ancillary matters in the case, including the former employee's claims for additional compensation, pre-judgment interest, and the awarding of attorneys' fees, remain subject to dispute. Given that there are matters yet to be decided and an estimate of the additional exposure, if any, has yet to be determined, there is a reasonable possibility that additional losses may be incurred. We have moved for a new trial or, in the alternative, for remittitur and continue to assess the verdict and our options in the case, including a potential appeal.

Abbreviated New Drug Application Litigations

On October 7, 2015, Progenics, Valeant, and Wyeth LLC (Valeant's predecessor as licensee of RELISTOR) received notification of a Paragraph IV certification for certain patents for RELISTOR subcutaneous injection, which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certification resulted from the filing by Mylan Pharmaceuticals, Inc. of an Abbreviated New Drug Application ("ANDA") with the FDA, challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

On October 28, 2015, Progenics, Valeant, and Wyeth LLC received a second notification of a Paragraph IV certification with respect to the same patents for RELISTOR subcutaneous injection from Actavis LLC as a result of Actavis LLC's filing of an ANDA with the FDA, also challenging these patents and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

In accordance with the Drug Price Competition and Patent Term Restoration Act (commonly referred to as the Hatch-Waxman Act), we and Valeant timely commenced litigation against each of these ANDA filers in order to obtain an automatic stay of FDA approval of the ANDA until the earlier of (i) 30 months from receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
In addition to the aforementioned ANDA notifications, in October 2015, we received notices of opposition to three European patents relating to methylnaltrexone. The oppositions were filed separately by each of Actavis Group PTC ehf. and Fresenius Kabi Deutschland GmbH.

Each of the ANDA litigation proceedings is in its early stages and we and Valeant continue to cooperate closely to vigorously defend and enforce RELISTOR intellectual property rights. Pursuant to the RELISTOR license agreement between us and Valeant, Valeant has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement.

Note 10.  Stockholders' Equity

Common Stock and Preferred Stock

We are authorized to issue 160.0 million shares of our common stock, par value $0.0013, and 20.0 million shares of preferred stock, par value $0.001. The Board of Directors (the "Board") has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board.

Public Equity Offering

During the first quarter of 2014, we established a $150.0 million replacement shelf registration statement, which we used for our February 2014 underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37.5 million. We may utilize this shelf registration for the issuance of up to approximately $110.0 million of additional common stock and other securities, including up to $50.0 million of our common stock under an agreement with an investment bank providing for at-the-market sales through the bank. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission.

Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss ("AOCL") at March 31, 2016 (in thousands):

	Foreign Currency Translation	AOCL
Balance at January 1, 2016	$(26)	$(26)
Foreign currency translation adjustment	(66)	(66)
Balance at March 31, 2016	$(92)	$(92)

We did not have any reclassifications out of AOCL to losses during the three months ended March 31, 2016 or 2015.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Note 11.  Stock-Based Compensation

Equity Incentive Plans

We adopted the following stockholder-approved equity incentive plans:

·
The 1996 Amended Stock Incentive Plan (the "1996 Plan") authorized the issuance of up to 5,000,000 shares of our common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, performance shares, and phantom stock. The 1996 Plan was terminated in 2006. Options granted before termination of the 1996 Plan will continue to remain outstanding until exercised, cancelled, or expired.

·
The 2005 Stock Incentive Plan (the "2005 Plan"), pursuant to which we are authorized to issue up to 11,450,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, performance shares, and phantom stock. The 2005 Plan will terminate on March 25, 2024.

The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of the Board or its Compensation Committee (the "Compensation Committee"), and must be exercised within ten years from date of grant. Stock options generally vest pro rata over three to five years. We recognize stock-based compensation expense on a straight-line basis over the requisite service (vesting) period based on fair values. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date. We adjust the total amount of stock-based compensation expense recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in our estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period.

Stock Options

The following table summarizes stock options activity for the three months ended March 31, 2016 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2016	5,134	$9.05	5.69
Granted	927	$4.52
Exercised	-	$-
Cancelled	(126)	$6.11
Expired	(62)	$27.66
Outstanding at March 31, 2016	5,873	$8.20	6.26
Exercisable at March 31, 2016	4,051	$9.46	4.91
Vested and expected to vest at March 31, 2016	5,492	$8.39	6.03

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
The weighted average fair value of options granted during the three months ended March 31, 2016 and 2015 was $3.07 and $4.77 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $15 thousand for stock options outstanding, exercisable, and vested and expected to vest as of March 31, 2016. The total intrinsic value for stock options exercised during the three months ended March 31, 2015 was approximately $20 thousand. No stock options were exercised during the three months ended March 31, 2016.

We do not expect to realize any tax benefits from our stock option activity or the recognition of stock-based compensation expense, because we currently have net operating losses and have a full valuation allowance against our deferred tax assets. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the three months ended March 31, 2016 and 2015.

Stock-Based Compensation Expense

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line uniform basis over the service period of the award, which is generally three to five years. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 "Equity-Based Payments to Non-Employees" of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer. Under the provisions of ASC 718, members of the Board are considered employees for calculation of stock-based compensation expense.

We estimated the fair value of the stock options granted on the date of grant using a Black-Scholes valuation model that used the weighted average assumptions noted in the following table. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards. The expected life (estimated period of time that we expect employees, directors, and consultants to hold their stock options) was estimated based on historical rates for three group classifications, (i) employees, (ii) outside directors and officers, and (iii) consultants. Expected volatility was based on historical volatility of our stock price for a period equal to the stock option's expected life and calculated on a daily basis. The expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.55%	1.91%
Expected life (in years)	6.71	6.71
Expected volatility	75%	81%
Expected dividend yield	-	-

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development expenses	$275	$390
General and administrative expenses	301	367
Total stock-based compensation expense	$576	$757

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

At March 31, 2016, unrecognized stock-based compensation expense related to stock options was approximately $4.8 million and is expected to be recognized over a weighted average period of approximately 2.9 years.

Note 12.  Subsequent Event

On April 28, 2016, we entered into an agreement with a subsidiary of Bayer, pursuant to which we granted Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer's alpha-emitting radionuclides. Under this agreement, we will receive an upfront payment of $4 million and could receive up to an additional $49 million in potential clinical and regulatory development milestones. We are also entitled to single digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist the reader in understanding the business of Progenics Pharmaceuticals, Inc. and its subsidiaries (the "Company," "Progenics," "we," or "us"). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2015. Our results of operations discussed in MD&A are presented in conformity with accounting principles generally accepted in the U.S. ("GAAP"). We operate under a single research and development business segment. Therefore, our results of operations are discussed on a consolidated basis.

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to our estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect our current perception of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by  words such as "anticipate," "believe," "plan," "could," "should, "estimate," "expect" "forecast," "outlook," "guidance," "intend," "may," "might," "will," "possible," "potential," "predict," "project," or other similar words, phrases or expressions. Such statements are predictions only, and are subject to risks and uncertainties that could cause actual events or results to differ materially. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. While it is impossible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things, the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; the sales of RELISTOR® and other products by our partners and the revenue and income generated for us thereby may not meet expectations; competing products currently on the market or in development might reduce the commercial potential of our products; we, our collaborators or others might identify side effects after the product is on the market; or efficacy or safety concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales, or other adverse events.

We are also subject to risks and uncertainties associated with the actions of our corporate, academic and other collaborators and government regulatory agencies, including risks from market forces and trends; potential product liability; intellectual property, litigation and other dispute resolution, environmental and other risks; the risk that we may not be able to obtain sufficient capital, recruit and retain employees, enter into favorable collaborations or transactions, or other relationships or that existing or future relationships or transactions may not proceed as planned; the risk that current and pending patent protection for our products may be invalid, unenforceable or challenged, or fail to provide adequate market exclusivity, or that our rights to in-licensed intellectual property may be terminated for our failure to satisfy performance milestones; the risk of difficulties in, and regulatory compliance relating to, manufacturing products; and the uncertainty of our future profitability.

Risks and uncertainties to which we are subject also include general economic conditions, including interest and currency exchange-rate fluctuations and the availability of capital; changes in generally accepted accounting principles; the impact of legislation and regulatory compliance; the highly regulated nature of our business, including government cost-containment initiatives and restrictions on third-party payments for our products; trade buying patterns; the competitive climate of our industry; and other factors set forth in this document and other reports filed with the U.S. Securities and Exchange Commission ("SEC"). In particular, we cannot assure you that RELISTOR will be commercially successful or be approved in the future in other formulations, indications or jurisdictions, that any of our other programs will result in a commercial product, or that we will be able to successfully complete our integration of EXINI Diagnostics AB ("EXINI") and to develop and commercialize its products.

We do not have a policy of updating or revising forward-looking statements and, except as expressly required by law, we disclaim any intent or obligation to update or revise any statements as a result of new information or future events or developments. It should not be assumed that our silence over time means that actual events are bearing out as expressed or implied in forward-looking statements.

Overview

Business

We develop innovative medicines and other products for targeting and treating cancer, with a pipeline that includes several product candidates in later-stage clinical development. These products in development include therapeutic agents designed to precisely target cancer (AZEDRA® and 1095), and imaging agents (1404 and PyL) intended to enable clinicians and patients to accurately visualize and manage their disease. We recently entered into an agreement with a subsidiary of Bayer AG ("Bayer") granting Bayer exclusive worldwide rights to develop and commercialize products using Progenics' PSMA antibody technology in combination with alpha-emitting radionuclides. In addition, as part of our acquisition of EXINI Diagnostics AB ("EXINI") in late 2015, we acquired the EXINI Bone BSI bone scan index product, which is approved for use in Europe, Japan, and the U.S. (though not yet available in the U.S.).

Products in Development

We are focused on becoming a pre-eminent oncology company, focused on the intersection of imaging and treatment. We will make a difference in how patients with prostate cancer, pheochromocytoma, and paraganglioma are diagnosed and treated. Our relationship with patients and their doctors will be built on mutual trust. We are doing this by advancing the following product candidates through clinical development:

Product/Candidate	Description	Development Status

AZEDRA®	Treatment of malignant and/or recurrent pheochromocytoma and paraganglioma	Completed enrollment in pivotal Phase 2b clinical trial under Special Protocol Assessment ("SPA") with the Food and Drug Administration ("FDA")
1404	Technetium-99m labeled Prostate Specific Membrane Antigen ("PSMA") targeted SPECT/CT imaging agent for prostate cancer	Phase 3 pivotal trial in progress
1404 Index	Analytical tool for analysis and indexing of 1404 images for prostate cancer	In development
PyL	Fluorinated PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 2 trial design in process
PyL Index	Analytical tool for analysis and indexing of PyL images for prostate cancer	In development
1095	Treatment of metastatic prostate cancer	Phase 1 trial design in process
EXINI Bone BSI	Analytical tool for analysis of Bone Scan Index from bone scintigraphy images	Currently sold in Europe and Japan; planning for U.S. commercialization in process

We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development, clinical and commercialization programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Partnered Products

Our partnered commercial products and drug candidates are:

Products in Development	Indication	Status
RELISTOR®-Subcutaneous injection
Treatment of opioid-induced constipation ("OIC") in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient and treatment of OIC in patients with non-cancer pain
Sold in the U.S., E.U., Canada, Australia and elsewhere; licensed to Valeant
RELISTOR®-Oral Tablets	Treatment of OIC	Phase 3 testing completed; New Drug Application (NDA) submitted. FDA has assigned a Prescription Drug User Fee Act action date of April 19, 2016, which was extended by three months to July 19, 2016
PSMA Antibody conjugated with alpha-emitting radionuclides	Treatment of cancer and other diseases	Licensed to Bayer on April 28, 2016
PRO 140	HIV treatment	Phase 3 study ongoing

Under our agreement with Valeant, we received a development milestone of $40.0 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, and are eligible to receive (i) a development milestone of $50.0 million upon U.S. marketing approval of an oral formulation of RELISTOR, (ii) up to $200 million of commercialization milestone payments upon achievement of specified U.S. sales targets, (iii) royalties ranging from 15% to 19% of net sales by Valeant and its affiliates, and (iv) 60% of any upfront, milestone, reimbursement, or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Valeant receives from sublicensees outside the U.S. In the event either marketing approval of the oral formulations of the drug is subject to a Black Box Warning or Risk Evaluation and Mitigation Strategy, payment of a substantial portion of the milestone amount would be deferred, and subject, to achievement of the first commercialization milestone (payable on annual U.S. sales first exceeding $100 million).

Valeant has also entered into license and distribution agreements to expand its sales channels outside of the U.S. for RELISTOR.

Under the agreement with Bayer, we will receive an upfront payment of $4 million and could receive up to an additional $49 million in potential clinical and regulatory development milestones. We are also entitled to single digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130 million.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended March 31,
	2016	2015	Change
Total revenue	$2,450	$248	888%
Operating expenses	$15,166	$10,514	(44%)
Operating loss	$(12,716)	$(10,266)	(24%)
Net loss	$(12,673)	$(10,254)	(24%)
Net loss attributable to Progenics	$(12,655)	$(10,254)	(23%)

Revenue

Our sources of revenue include license and other agreements with Valeant and other collaborators and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended March 31,
Source	2016	2015	Change
Royalty income	$2,189	$174	1158%
Collaboration revenue	242	65	272%
Other revenues	19	9	111%
Total revenue	$2,450	$248	888%

Total revenue increased by $2.2 million, or 888%, to $2.5 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The year-over-year increase was primarily attributable to higher RELISTOR royalty income.

We recognized royalty income primarily based on the below net sales (losses) of RELISTOR as reported to us by Valeant (in thousands).

	Three Months Ended March 31,
	2016	2015
U.S.	$15,500	$(200)
Outside U.S.	1,100	1,100
Worldwide net sales of RELISTOR	$16,600	$900

Valeant reported the above net sales, resulting in royalty income of $2.2 million, net of prior year adjustments, and $140 thousand for the first quarter of 2016 and 2015, respectively. Prior to its acquisition by Valeant, Salix Pharmaceuticals, Inc. made a series of disclosures concerning elevated inventory levels of certain of its products held by wholesale customers, and described its progress in addressing any excess product inventories. We believe that Valeant continues to address inventory levels, and we are working diligently to improve our visibility into and better understand future sales and royalties.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended March 31,
Operating Expenses	2016	2015	Change
Research and development	$9,149	$6,489	(41%)
General and administrative	5,817	3,725	(56%)
Change in contingent consideration liability	200	300	33%
Total revenue	$15,166	$10,514	(44%)

Research and Development ("R&D")

R&D expenses increased by $2.7 million, or 41%, to $9.1 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The year-over-year increase was primarily attributable to higher clinical trial and contract manufacturing expenses for AZEDRA and 1404, and higher compensation expenses, partially offset by clinical trial expenses for PSMA ADC, which were incurred in the prior year but not the current period.

General and Administrative ("G&A")

G&A expenses increased by $2.1 million, or 56%, to $5.8 million during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The year-over-year increase was primarily attributable to higher depreciation expense as a result of a reduction in the remaining useful lives of our leasehold improvements at our Tarrytown, NY location, and higher compensation, consulting, and professional fees.

Other Income

The following table is a summary of our other income (in thousands, except percentages):

	Three Months Ended March 31,
Other Income	2016	2015	Change
Interest income	$43	$12	258%
Other income	$43	$12	258%

Other income increased by $31 thousand, or 258%, to $43 thousand during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. The year-over-year increase was primarily attributable to higher average interest rates earned by our money market funds, partially offset by lower average balances in 2016 than in 2015.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	March 31, 2016	December 31, 2015
Cash and cash equivalents	$65,675	$74,103
Accounts receivable, net	$2,434	$3,543
Total assets	$121,037	$131,251
Working capital	$61,863	$73,556

We have to-date funded operations principally through payments received from private placements of equity securities, public offerings of our common stock, receipts from license agreements representing up-front payments, development milestones, royalties, and proceeds from the exercise of outstanding stock options.

At March 31, 2016, we held $65.7 million in cash and cash equivalents, a decrease of $8.4 million from $74.1 million at December 31, 2015. We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with its existing operations over the next twelve (12) months.

If we do not realize sufficient royalty or other revenue from RELISTOR, or other collaboration, license, asset sale, capital raising, or other financing transactions, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

During the first quarter of 2014, we established a $150.0 million replacement shelf registration statement, which we used for our February 2014 underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37.5 million. We may utilize this shelf registration for the issuance of up to approximately $110.0 million of additional common stock and other securities, including up to $50.0 million of our common stock under an agreement with an investment bank providing for at-the-market sales through the bank. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission. There can be no assurance, however, that any contemplated additional financing will be available on terms acceptable to us, if at all.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(7,967)	$(10,882)
Net cash used in investing activities	$(494)	$(51)
Net cash provided by financing activities	$-	$61

Operating Activities

            Net cash used in operating activities during the three months ended March 31, 2016 was primarily attributable to our net loss, partially offset by non-cash items and favorable changes in working capital.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2016 was primarily related to capital expenditures, partially offset by proceeds from the sale of fixed assets.

Financing Activities

No cash was used or provided by financing activities during the three months ended March 31, 2016.

Off-Balance Sheet Arrangements and Guarantees

We have no obligations under off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, they are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2016, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have interest rates that were variable and totaled $64.7 million at March 31, 2016. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars.  However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our consolidated results of operations and during the three months ended March 31, 2016 and 2015, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the timelines specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a disclosure committee consisting of certain members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

As required by SEC Rule 13a-15(e), we carried out an evaluation, under the supervision and with the participation of senior management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon the foregoing, our CEO and CFO concluded that our current disclosure controls and procedures, as designed and implemented, were effective at the reasonable assurance level.

There have been no changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the information discussed in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2015. We are or may be from time to time involved in various other disputes, governmental, and/or regulatory inspections, inquiries, investigations, and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect us, our results of operations, financial condition, and cash flows. Refer to our discussion in Note 9. Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015. You should carefully consider the risks and uncertainties we discussed in our Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

Item 6. Exhibits

(a)            Exhibits

Exhibit Number	Description

10.50(1) †	License agreement dated April 28, 2016, by and between Bayer AS and PSMA Development Company, LLC.
31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2
Certification of Patrick Fabbio, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

(1)	Previously filed in Current Report on Form 8-K on May 4, 2016.

†	Confidential treatment granted as to certain portions omitted and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: May 5, 2016	By:	/s/ Patrick Fabbio
Patrick Fabbio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)