Form 10-Q
period 2016-06-30
PROGENICS PHARMACEUTICALS INC
filed 2016-08-04
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

One World Trade Center, 47th Floor
New York, NY 10007
(Address of principal executive offices, including zip code)
Registrant's telephone number, including area code: (646) 975-2500

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

As of July 28, 2016, a total of 69,985,307 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$60,146	$74,103
Accounts receivable, net	3,563	3,543
Other current assets	5,338	5,639
Total current assets	69,047	83,285
Property and equipment, net	3,702	2,407
Intangible assets, net	30,687	30,793
Goodwill	13,074	13,074
Other assets	1,694	1,692
Total assets	$118,204	$131,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,065	$332
Accrued expenses	12,052	9,212
Other current liabilities	312	185
Total current liabilities	13,429	9,729

Contingent consideration liability	19,600	18,800
Deferred tax liability	11,199	11,199
Other liabilities	138	862
Total liabilities	44,366	40,590
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding – none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued – 70,148 shares in 2016 and 70,146 shares in 2015	91	91
Additional paid-in capital	596,058	594,511
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Accumulated other comprehensive loss	(64)	(26)
Accumulated deficit	(519,672)	(501,379)
Total Progenics stockholders' equity	73,672	90,456
Noncontrolling interests	166	205
Total stockholders' equity	73,838	90,661
Total liabilities and stockholders' equity	$118,204	$131,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Royalty income	$2,380	$1,773	$4,569	$1,947
Collaboration revenue	6,073	145	6,315	210
Other revenues	23	19	42	28
Total revenues	8,476	1,937	10,926	2,185

Operating expenses:
Research and development	7,988	6,718	17,137	13,207
General and administrative	5,599	6,127	11,416	9,852
Change in contingent consideration liability	600	800	800	1,100
Total operating expenses	14,187	13,645	29,353	24,159

Operating loss	(5,711)	(11,708)	(18,427)	(21,974)

Other income:
Interest income	54	11	97	23
Total other income	54	11	97	23

Net loss	(5,657)	(11,697)	(18,330)	(21,951)
Net loss attributable to noncontrolling interests	(19)	-	(37)	-
Net loss attributable to Progenics	$(5,638)	$(11,697)	$(18,293)	$(21,951)

Net loss per share attributable to Progenics – basic and diluted	$(0.08)	$(0.17)	$(0.26)	$(0.32)
Weighted-average shares – basic and diluted	69,947	69,647	69,947	69,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(5,657)	$(11,697)	$(18,330)	$(21,951)
Other comprehensive loss:
Foreign currency translation adjustments	29	-	(40)	-
Comprehensive loss	(5,628)	(11,697)	(18,370)	(21,951)
Comprehensive loss attributable to noncontrolling interests	(18)	-	(39)	-
Comprehensive loss attributable to Progenics	$(5,610)	$(11,697)	$(18,331)	$(21,951)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Stock				Accumulated Other	Treasury Stock			Total
	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Number of Shares	Cost	Noncontrolling Interests	Stockholders' Equity
Balance at December 31, 2015	70,146	$91	$594,511	$(501,379)	$(26)	(200)	$(2,741)	$205	$90,661
Net loss	–	–	–	(18,293)	–	–	–	(37)	(18,330)
Foreign currency translation adjustments	–	–	–	–	(38)	–	–	(2)	(40)
Stock-based compensation expense	–	–	1,536	–	–	–	–	–	1,536
Exercise of stock options	2	–	11	–	–	–	–	–	11
Balance at June 30, 2016	70,148	$91	$596,058	$(519,672)	$(64)	(200)	$(2,741)	$166	$73,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,330)	$(21,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,498	261
Stock-based compensation expense	1,536	2,211
Gain on sale of fixed assets	(283)	(18)
Change in fair value of contingent consideration liability	800	1,100
Changes in assets and liabilities:
Accounts receivable	(20)	(1,300)
Other current assets	314	(117)
Accounts payable	733	110
Accrued expenses	2,845	(164)
Other current liabilities	126	-
Other liabilities	(724)	(25)
Net cash used in operating activities	(11,505)	(19,893)
Cash flows from investing activities:
Purchases of property and equipment	(2,735)	(233)
Proceeds from sale of fixed assets	314	17
Net cash used in investing activities	(2,421)	(216)
Cash flows from financing activities:
Proceeds from exercise of stock options	11	116
Net cash provided by financing activities	11	116
Effect of currency rate changes on cash and cash equivalents	(42)	-
Net decrease in cash and cash equivalents	(13,957)	(19,993)
Cash and cash equivalents at beginning of period	74,103	119,302
Cash and cash equivalents at end of period	$60,146	$99,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Summary of Significant Accounting Policies

Business

Progenics Pharmaceuticals, Inc. and its subsidiaries ("the Company," "Progenics," "we," or "us") develops innovative medicines for targeting and treating cancer, with a pipeline that includes several product candidates in later-stage clinical development. These products in development include therapeutic agents designed to precisely target cancer (AZEDRA® and 1095), and imaging agents (1404 and PyLTM) intended to enable clinicians and patients to accurately visualize and manage their disease. In April 2016, we entered into an agreement with a subsidiary of Bayer AG ("Bayer") granting Bayer exclusive worldwide rights to develop and commercialize products using our prostate specific membrane antigen ("PSMA") antibody technology in combination with Bayer's alpha-emitting radionuclides. In addition, as part of our acquisition of EXINI Diagnostics AB ("EXINI") in late 2015, we acquired the EXINI Bone BSI bone scan index product, which is approved for use in Europe, Japan, and the U.S. (though not yet available in the U.S.). (See additional information in Note 3. Business Acquisition.)

We licensed our first commercial drug, RELISTOR® (methylnaltrexone bromide) for the treatment of opioid induced constipation ("OIC"), to Salix Pharmaceuticals, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc. ("Valeant")). On July 19, 2016, the U.S. Food and Drug Administration ("FDA") approved RELISTOR Tablets for the treatment of OIC in adults with chronic non-cancer pain, which entitles us to a $50 million development milestone payment from Valeant. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development, and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

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

Under the agreement with Bayer, we received an upfront payment of $4 million and could receive up to an additional $49 million in potential clinical and regulatory development milestones. We are also entitled to single digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130 million. During the second quarter of 2016, we recognized collaboration revenue of $5 million, of which $4 million related to the upfront payment and $1 million related to the achievement of a preclinical development milestone. We determined that the exclusive rights of the license agreement had standalone value and, accordingly, we recognized revenue for the upfront payment immediately (upon receipt in April 2016).

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. Certain of our intellectual property rights are held by wholly-owned subsidiaries. All of our U.S. operations are presently conducted at our new facility in New York, New York, and our international operations are conducted at our facilities in Lund, Sweden. We operate under a single research and development business segment.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Liquidity

At June 30, 2016, we had $60.1 million of cash and cash equivalents, a decrease of $14.0 million from $74.1 million at December 31, 2015. We expect that this amount, together with the milestone payment of $50.0 million from Valeant (See additional information in Note 12. Subsequent Event),  will be sufficient to fund operations as currently anticipated beyond one year. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses for the foreseeable future.

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

Foreign Currency Translation

Our international subsidiaries generally consider their local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders' equity section of our condensed consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations in the three and six months ended June 30, 2016 or 2015.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $6.8 million and $10.3 million as of June 30, 2016 and December 31, 2015, respectively. The following table summarizes our property and equipment (in thousands):

	June 30, 2016	December 31, 2015
Machinery and equipment	$886	$5,706
Leasehold improvements	5,028	5,027
Computer equipment	1,713	1,727
Furniture and fixtures	129	131
Construction in progress	2,728	87
Property and equipment, gross	10,484	12,678
Less - accumulated depreciation and amortization	(6,782)	(10,271)
Property and equipment, net	$3,702	$2,407

On December 31, 2015, in connection with our decision to relocate our headquarters, we entered into a lease (the "Lease") for approximately 26,000 square feet of office space located in New York City. The term of the Lease commenced on August 1, 2016, the date we first occupied the leased premises. The Lease term expires on September 30, 2030, and we have an option to renew the term for an additional five years. The Lease contains customary default provisions that could result in the early termination of the Lease in the event the Company defaults under the terms and conditions of the Lease.

As a result of our decision to relocate our headquarters, on January 1, 2016, we revised the estimated useful lives of our leasehold improvements at the leased premises in Tarrytown, New York. The remaining amortization period of our leasehold improvements was shortened from 5 years (original lease expiring in December 2020) to 7 months (based on our relocation in August 2016). During the six months ended June 30, 2016, we recognized incremental amortization expense of $1.1 million related to our leasehold improvements.

On May 6, 2016, we entered into an assignment and assumption agreement with BMR-Landmark at Eastview LLC (the "Landlord") and Regeneron Pharmaceuticals, Inc. ("Regeneron") pursuant to which we assigned to Regeneron the amended and restated lease agreement dated as of October 28, 2009 between the Landlord and us for our headquarters at 771 Old Saw Mill River Road, Tarrytown, New York.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Note 2.  New Accounting Pronouncements

Recently Adopted

In September 2015, the FASB issued ASU No. 2015-16 ("ASU 2015-16"), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The standard requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We adopted this standard during the quarter ended March 31, 2016. The adoption had no impact on our consolidated results of operations, financial condition, or cash flows as presented. However, the future impact of ASU 2015-16 will be dependent on future acquisitions, if any.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The standard will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and consolidated notes to these statements.

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Note 3.  Business Acquisition

Acquisition of EXINI Diagnostics AB

On November 12, 2015, we acquired 92.45% of the outstanding shares of EXINI, a Lund, Sweden based leader in the development of advanced imaging analysis tools and solutions for medical decision support. EXINI's operations are included in our condensed consolidated financial statements beginning November 12, 2015, the date we acquired control. Through the end of the extended acceptance period of November 20, 2015, we acquired additional outstanding shares and, as of June 30, 2016, we own 96.81% of the voting shares of EXINI. We commenced a judicial process in Sweden for acquiring the remaining shares and EXINI was delisted and ceased to be publicly traded effective as of the close of trading on December 4, 2015.

EXINI complements our strategy by supporting our imaging and therapeutic agents with sophisticated analytical tools and other technologies that help physicians and patients visualize, understand, target, and treat cancer. The acquisition provides us with in-house development capabilities in these areas that we can apply to our own pipeline, including our prostate cancer imaging agents 1404 and PyL.

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

The following table summarizes anti-dilutive common shares that were excluded from the calculation of diluted loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	5,796	6,705	5,604	6,483
Contingent consideration liability	4,059	3,025	4,219	2,966
Total anti-dilutive securities	9,855	9,730	9,823	9,449

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

We believe the carrying amounts of our cash equivalents, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of June 30, 2016 and December 31, 2015.

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at June 30, 2016
	Balance at June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$58,587	$58,587	$-	$-
Total assets	$58,587	$58,587	$-	$-

Liabilities:
Contingent consideration liability	$19,600	$-	$-	$19,600
Total liabilities	$19,600	$-	$-	$19,600

		Fair Value Measurements at December 31, 2015
	Balance at December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$68,140	$68,140	$-	$-
Total assets	$68,140	$68,140	$-	$-

Liabilities:
Contingent consideration liability	$18,800	$-	$-	$18,800
Total liabilities	$18,800	$-	$-	$18,800

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
The estimated fair value of the contingent consideration liability of $19.6 million as of June 30, 2016, represents future potential milestone payments to former MIP stockholders. We consider this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success and discount rates.

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

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at June 30, 2016 and December 31, 2015 (in thousands). The increase in the contingent consideration liability of $800 thousand during the six months ended June 30, 2016 was primarily attributable to a decrease in the discount period.

	Fair Value at
	June 30, 2016	December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted-Average)
Contingent Consideration Liability:
AZEDRA commercialization	$2,600	$2,500	Probability adjusted discounted cash flow model	Probability of success	40%
				Period of expected milestone achievement	2018
				Discount rate	10%

1404 commercialization	4,400	4,200	Probability adjusted discounted cash flow model	Probability of success	59%
				Period of expected milestone achievement	2019
				Discount rate	10%

1095 commercialization	500	500	Probability adjusted discounted cash flow model	Probability of success	19%
				Period of expected milestone achievement	2023
				Discount rate	10%

Net sales targets	12,100	11,600	Monte-Carlo simulation	Probability of success	19%- 59% (37%)
				Period of expected milestone achievement	2019-2022 at June 30, 2016 2019-2025 at December 31, 2015
				Discount rate (1)	11%/4.3% at June 30, 2016 12%/3.5% at December 31, 2015
Total	$19,600	$18,800

(1) The contingent consideration liability related to the net sales targets was derived from a model under a risk neutral framework resulting in the application of 11 % and 4.3 % at June 30, 2016 and 12 % and 3.5 % at December 31, 2015, discount rates to estimated cash flows.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
For those financial instruments with significant Level 3 inputs, the following tables summarize the activities for the periods indicated:

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Three Months Ended June 30,
	2016	2015
Balance at beginning of period	$19,000	$17,500
Fair value change included in net loss	600	800
Balance at end of period	$19,600	$18,300
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$600	$800

	Liability – Contingent Consideration Fair Value Measurements Using Significant Unobservable Inputs (Level 3) For the Six Months Ended June 30,
	2016	2015

Balance at beginning of period	$18,800	$17,200
Fair value change included in net loss	800	1,100
Balance at end of period	$19,600	$18,300
Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$800	$1,100

Note 6.  Accounts Receivable

Our accounts receivable represent amounts due to us from collaborators, royalties, and sales of research reagents, and consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
	June 30, 2016	December 31, 2015
Royalties	$2,380	$3,463
Collaborators	1,172	63
Other	11	27
Accounts receivable, gross	3,563	3,553
Less - Allowance for doubtful accounts	-	(10)
Accounts receivable, net	$3,563	$3,543

Note 7.  Goodwill, In-Process Research and Development, and Other Intangible Assets

The fair values of in-process research and development ("IPR&D") and other identified intangible assets acquired in business combinations are capitalized. We utilize the "income method," which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs or "replacement costs", whichever is greater. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each IPR&D project and other identified intangible assets, independently. IPR&D assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Other identified intangible assets, which include the technology asset acquired as part of the EXINI business combination, are amortized over the relevant estimated useful life. The IPR&D assets are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in our condensed consolidated statements of operations.

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders' equity). No goodwill impairment has been recognized as of June 30, 2016 or 2015.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

	Goodwill	IPR&D	Other Intangible Assets
Balance at January 1, 2016	$13,074	$28,700	$2,093
Amortization expense	-	-	(106)
Impairment	-	-	-
Balance at June 30, 2016	$13,074	$28,700	$1,987

	Goodwill	IPR&D	Other Intangible Assets
Balance at January 1, 2015	$7,702	$28,700	$-
Amortization expense	-	-	-
Impairment	-	-	-
Balance at June 30, 2015	$7,702	$28,700	$-

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Note 8.  Accrued Expenses

The carrying value of our accrued expenses approximates fair value as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accrued consulting and clinical trial costs	$3,738	$2,844
Accrued payroll and related costs	2,201	1,961
Accrued legal and professional fees	3,574	3,605
Other	2,539	802
Accrued expenses	$12,052	$9,212

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

In each of the matters described in this filing or in Note 10. Commitments and Contingencies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in this filing, except for the former employee litigation, have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Accumulated Other Comprehensive Loss

The following table summarizes the components of accumulated other comprehensive loss ("AOCL") at June 30, 2016 (in thousands):

	Foreign Currency Translation	AOCL
Balance at January 1, 2016	$(26)	$(26)
Foreign currency translation adjustment	(38)	(38)
Balance at June 30, 2016	$(64)	$(64)

We did not have any reclassifications out of AOCL to losses during the six months ended June 30, 2016 or 2015.

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

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
Stock Options

The following table summarizes stock options activity for the six months ended June 30, 2016 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2016	5,134	$9.05	5.69
Granted	1,112	4.58
Exercised	(2)	4.70
Cancelled	(362)	6.03
Expired	(65)	27.57
Outstanding at June 30, 2016	5,817	$8.18	6.05
Exercisable at June 30, 2016	4,244	$9.19	4.88
Vested and expected to vest at June 30, 2016	5,503	$8.33	5.86

The weighted average fair value of options granted during the three and six months ended June 30, 2016 was $3.33 and $3.12 per share, respectively and during the three and six months ended June 30, 2015 was $5.00 and $4.82 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $13 thousand for stock options outstanding, exercisable, and vested and expected to vest as of June 30, 2016. The total intrinsic value for stock options exercised during the three and six months ended June 30, 2016 was approximately $1 thousand and during the three and six months ended June 30, 2015 was approximately $26 thousand and $46 thousand, respectively.

We do not expect to realize any tax benefits from our stock option activity or the recognition of stock-based compensation expense, because we currently have net operating losses and have a full valuation allowance against our deferred tax assets. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the six months ended June 30, 2016 and 2015.

Stock-Based Compensation Expense

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally three to five years. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 "Equity-Based Payments to Non-Employees" of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer. Under the provisions of ASC 718, members of the Board are considered employees for calculation of stock-based compensation expense.

PROGENICS PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.51%	2.29%	1.54%	1.99%
Expected life (in years)	7.20	7.33	6.79	6.84
Expected volatility	72%	84%	74%	81%
Expected dividend yield	-	-	-	-

Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development expenses	$174	$366	$449	$756
General and administrative expenses	786	1,088	1,087	1,455
Total stock-based compensation expense	$960	$1,454	$1,536	$2,211

At June 30, 2016, unrecognized stock-based compensation expense related to stock options was approximately $4.0 million and is expected to be recognized over a weighted average period of approximately 2.8 years.

Note 12.  Subsequent Event

On July 19, 2016, the FDA approved RELISTOR Tablets for the treatment of OIC in adults with chronic non-cancer pain, which entitled us to a $50 million development milestone payment from Valeant pursuant to the RELISTOR license agreement. We received the development milestone payment on July 25, 2016.

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

Overview

Business

We develop innovative medicines and other products for targeting and treating cancer, with a pipeline that includes several product candidates in later-stage clinical development. These products in development include therapeutic agents designed to precisely target cancer (AZEDRA® and 1095), and imaging agents (1404 and PyLTM) intended to enable clinicians and patients to accurately visualize and manage their disease. In April 2016, we entered into an agreement with a subsidiary of Bayer AG ("Bayer") granting Bayer exclusive worldwide rights to develop and commercialize products using our prostate specific membrane antigen ("PSMA") antibody technology in combination with Bayer's alpha-emitting radionuclides. In addition, as part of our acquisition of EXINI Diagnostics AB ("EXINI") in late 2015, we acquired the EXINI Bone BSI bone scan index product, which is approved for use in Europe, Japan, and the U.S. (though not yet available in the U.S.).

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

Product/Candidate	Description	Status
AZEDRA	Treatment of malignant and/or recurrent pheochromocytoma and paraganglioma	Completed enrollment in registrational trial under Special Protocol Assessment ("SPA") with the Food and Drug Administration ("FDA")
1404	Technetium-99m labeled PSMA targeted SPECT/CT imaging agent for prostate cancer	Phase 3 pivotal trial in progress
1404 Index	Analytical tool for analysis and indexing of 1404 images for prostate cancer	In development
PyL	Fluorinated PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 2/3 trial preparation in progress
PyL Index	Analytical tool for analysis and indexing of PyL images for prostate cancer	In development
1095	Treatment of metastatic prostate cancer	Phase 1 trial preparation in progress
EXINI Bone BSI	Analytical tool for analysis of Bone Scan Index from bone scintigraphy images	Currently sold in Europe and Japan; planning for U.S. commercialization in process

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
RELISTOR-Subcutaneous injection
Treatment of opioid-induced constipation ("OIC") in advanced-illness patients receiving palliative care when laxative therapy has not been sufficient and treatment of OIC in patients with non-cancer pain
Sold in the U.S., E.U., Canada, Australia and elsewhere; licensed to Valeant
RELISTOR-Oral Tablets	Treatment of OIC in adults with non-cancer pain	Approved by the FDA on July 19, 2016; U.S. commercialization to commence in third quarter of 2016; licensed to Valeant
PSMA Antibody conjugated with alpha-emitting radionuclides	Treatment of prostate and other forms of cancer	Lead optimization in process; licensed to Bayer on April 28, 2016
PRO 140	HIV treatment	Phase 3 study ongoing; licensed to CytoDyn Inc.

Under our agreement with Valeant, we received a development milestone of $40 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, and a development milestone of $50 million for the July 19, 2016 U.S. marketing approval of an oral formulation of RELISTOR. We are also eligible to receive up to $200 million of commercialization milestone payments upon achievement of specified U.S. sales targets, including:

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

Each commercialization milestone payment is payable one time only, regardless of the number of times the condition is satisfied, and all six payments could be made within the same calendar year. We are also eligible to receive royalties from Valeant and its affiliates based on the following royalty scale: 15% on worldwide net sales up to $100 million, 17% on the next $400 million in worldwide net sales, and 19% on worldwide net sales over $500 million each calendar year, and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Valeant receives from sublicensees outside the U.S.

Valeant has also entered into license and distribution agreements to expand its sales channels outside of the U.S. for RELISTOR. During the second quarter of 2016, we recognized collaboration revenue of $720 thousand for our share of the upfront payment Valeant received from Lupin Limited pursuant to a distribution agreement for RELISTOR in Canada.

Under the agreement with Bayer, we received an upfront payment of $4 million and could receive up to an additional $49 million in potential clinical and regulatory development milestones. We are also entitled to single digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130 million. During the second quarter of 2016, we recognized collaboration revenue of $5 million, of which $4 million related to the upfront payment as we determined that the exclusive rights had standalone value and $1 million related to the achievement of a preclinical development milestone.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Total revenue	$8,476	$1,937	338%	$10,926	$2,185	400%
Operating expenses	$14,187	$13,645	(4%)	$29,353	$24,159	(21%)
Operating loss	$(5,711)	$(11,708)	51%	$(18,427)	$(21,974)	16%
Net loss	$(5,657)	$(11,697)	52%	$(18,330)	$(21,951)	16%
Net loss attributable to Progenics	$(5,638)	$(11,697)	52%	$(18,293)	$(21,951)	17%

Revenue

Our sources of revenue include license and other agreements with Valeant and other collaborators and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
Source	2016	2015	Change	2016	2015	Change
Royalty income	$2,380	$1,773	34%	$4,569	$1,947	135%
Collaboration revenue	6,073	145	4,088%	6,315	210	2,907%
Other revenues	23	19	21%	42	28	50%
Total revenue	$8,476	$1,937	338%	$10,926	$2,185	400%

Total revenue increased by $6.5 million and $8.7 million, or 338% and 400%, to $8.5 million and $10.9 million during the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. The increases were primarily attributable to higher upfront and milestone revenue under the Bayer license agreement and sublicense revenue under the Valeant license agreement, and higher RELISTOR royalty income.

We recognized royalty income primarily based on the below net sales of RELISTOR as reported to us by Valeant (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S.	$14,600	$11,200	$30,100	$11,000
Outside U.S.	1,300	700	2,400	1,800
Worldwide net sales of RELISTOR	$15,900	$11,900	$32,500	$12,800

Valeant reported the above net sales, resulting in royalty income of $2.4 million and $4.6 million for the three and six months ended June 30, 2016, respectively, and $1.8 million and $1.9 million for the three and six months ended June 30, 2015, respectively.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
Operating Expenses	2016	2015	Change	2016	2015	Change
Research and development	$7,988	$6,718	19%	$17,137	$13,207	30%
General and administrative	5,599	6,127	(9%)	11,416	9,852	16%
Change in contingent consideration liability	600	800	(25%)	800	1,100	(27%)
Total operating expenses	$14,187	$13,645	4%	$29,353	$24,159	21%

Research and Development ("R&D")

R&D expenses increased by $1.3 million and $3.9 million, or 19% and 30%, during the three and six months ended June 30, 2016, respectively,  compared to the three and six months ended June 30, 2015. The increases in the three- and six-month periods were primarily attributable to higher clinical trial and contract manufacturing expenses for AZEDRA, 1404 and PyL, partially offset by clinical trial expenses for PSMA ADC, which were incurred in the prior year but not in the current periods.

General and Administrative ("G&A")

G&A expenses decreased by $0.5 million, or 9%, and increased by $1.6 million, or 16%, during the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. The decrease in the three-month period was primarily attributable to lower legal fees as the prior year included costs related to litigation with a former employee. The increase in the six-month period was primarily attributable to higher depreciation expense as a result of a reduction in the remaining useful lives of our leasehold improvements at our Tarrytown, NY location, and higher compensation and consulting expenses.

Other Income

The following table is a summary of our other income (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
Other Income	2016	2015	Change	2016	2015	Change
Interest income	54	11	391%	97	23	322%
Total other income	$54	$11	391%	$97	$23	322%

Other income increased by $43 thousand and $74 thousand during the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015. The increases in the three- and six-month periods were primarily attributable to higher average interest rates earned by our money market funds, partially offset by lower average balances in 2016 than in 2015.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	June 30, 2016	December 31, 2015
Cash and cash equivalents	$60,146	$74,103
Accounts receivable, net	$3,563	$3,543
Total assets	$118,204	$131,251
Working capital	$55,618	$73,556

We have to-date funded operations principally through payments received from private placements of equity securities, public offerings of our common stock, up-front payments, development milestones, and royalties from license agreements, and proceeds from the exercise of stock options.

At June 30, 2016, we held $60.1 million in cash and cash equivalents, a decrease of $14.0 million from $74.1 million at December 31, 2015. We believe our existing balances of cash and cash equivalents, together with the milestone payment of $50.0 million from Valeant, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations over the next twelve (12) months.

If we do not realize sufficient royalty or other revenue from RELISTOR, or other collaboration, license, asset sale, capital raising, or other financing transactions, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

During the first quarter of 2014, we established a $150.0 million replacement shelf registration statement, which we used for our February 2014 underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37.5 million. We may utilize this shelf registration for the issuance of up to approximately $110.0 million of additional common stock and other securities, including up to $50.0 million of our common stock under an agreement with an investment bank providing for at-the-market sales through the bank. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. There can be no assurance, however, that any contemplated additional financing will be available on terms acceptable to us, if at all.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(11,505)	$(19,893)
Net cash used in investing activities	$(2,421)	$(216)
Net cash provided by financing activities	$11	$116

Operating Activities

 Net cash used in operating activities during the six months ended June 30, 2016 was primarily attributable to our net loss, partially offset by non-cash items and favorable changes in working capital.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2016 was primarily related to capital expenditures, partially offset by proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2016 was related to proceeds from the exercise of stock options.

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

There have been no changes to our critical accounting policies and estimates as of and for the three months ended June 30, 2016, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have interest rates that were variable and totaled $58.6 million at June 30, 2016. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars.  However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our consolidated results of operations and during the three and six months ended June 30, 2016 and 2015, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description

10.1(1)	Assignment and Assumption Agreement, dated May 6, 2016, between Progenics Pharmaceuticals, Inc., BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc.
31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2
Certification of Patrick Fabbio, Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

(1)	Previously filed in Current Report on Form 8-K on May 6, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: August 4, 2016	By:	/s/ Patrick Fabbio
Patrick Fabbio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)