Form 10-Q
period 2016-09-30
PROGENICS PHARMACEUTICALS INC
filed 2016-11-07
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 3, 2016, a total of 70,051,441 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$98,894	$74,103
Accounts receivable, net	3,942	3,543
Other current assets	3,776	5,639
Total current assets	106,612	83,285

Property and equipment, net	3,899	2,407
Intangible assets, net	30,634	30,793
Goodwill	13,074	13,074
Other assets	2,718	1,692
Total assets	$156,937	$131,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,100	$332
Accrued expenses	12,696	9,212
Other current liabilities	26	185
Total current liabilities	13,822	9,729

Contingent consideration liability	20,200	18,800
Deferred tax liability	11,199	11,199
Other liabilities	685	862
Total liabilities	45,906	40,590

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value
Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value
Authorized - 160,000 shares; issued - 70,251 shares in 2016 and 70,146 shares in 2015	91	91
Additional paid-in capital	596,979	594,511
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Accumulated other comprehensive loss	(74)	(26)
Accumulated deficit	(483,369)	(501,379)
Total Progenics stockholders' equity	110,886	90,456
Noncontrolling interests	145	205
Total stockholders’ equity	111,031	90,661
Total liabilities and stockholders’ equity	$156,937	$131,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Royalty income	$3,319	$1,208	$7,888	$3,155
Collaboration revenue	50,523	183	56,839	393
Other revenue	8	5	50	33
Total revenue	53,850	1,396	64,777	3,581

Operating expenses:
Research and development	9,827	7,048	26,964	20,255
General and administrative	7,220	4,572	18,637	14,424
Change in contingent consideration liability	600	(200)	1,400	900
Total operating expenses	17,647	11,420	47,001	35,579

Operating income (loss)	36,203	(10,024)	17,776	(31,998)

Other income:
Interest income	79	10	176	33
Total other income	79	10	176	33

Net income (loss)	36,282	(10,014)	17,952	(31,965)
Net income (loss) attributable to noncontrolling interests	(21)	-	(58)	-
Net income (loss) attributable to Progenics	$36,303	$(10,014)	$18,010	$(31,965)

Net income (loss) per share attributable to Progenics - basic	$0.52	$(0.14)	$0.26	$(0.46)
Weighted-average shares - basic	70,013	69,705	69,970	69,663

Net income (loss) per share attributable to Progenics - diluted	$0.52	$(0.14)	$0.26	$(0.46)
Weighted-average shares - diluted	70,297	69,705	70,006	69,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$36,282	$(10,014)	$17,952	$(31,965)
Other comprehensive loss:
Foreign currency translation adjustments	(10)	-	(50)	-
Comprehensive income (loss)	36,272	(10,014)	17,902	(31,965)
Comprehensive income (loss) attributable to noncontrolling interests	(21)	-	(60)	-
Comprehensive income (loss) attributable to Progenics	$36,293	$(10,014)	$17,962	$(31,965)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock			Total
	Number		Paid-in	Accumulated	Comprehensive	Number		Noncontrolling	Stockholders’
	of Shares	Par Value	Capital	Deficit	Loss	of Shares	Cost	Interests	Equity
Balance at December 31, 2015	70,146	$91	$594,511	$(501,379)	$(26)	(200)	$(2,741)	$205	$90,661
Net income	-	-	-	18,010	-	-	-	(58)	17,952
Foreign currency translation adjustments	-	-	-	-	(48)	-	-	(2)	(50)
Stock-based compensation expense	-	-	1,958	-	-	-	-	-	1,958
Exercise of stock options	105	-	510	-	-	-	-	-	510
Balance at September 30, 2016	70,251	$91	$596,979	$(483,369)	$(74)	(200)	$(2,741)	$145	$111,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$17,952	$(31,965)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,860	398
Stock-based compensation expense	1,958	2,705
Gain on sale of fixed assets	(291)	(1)
Change in fair value of contingent consideration liability	1,400	900
Changes in assets and liabilities:
Accounts receivable	(403)	(1,410)
Other current assets	1,875	(3,497)
Other assets	(1,027)	(1)
Accounts payable	770	1,796
Accrued expenses	3,498	1,461
Other current liabilities	(159)
Other liabilities	(176)	(37)
Net cash provided by (used in) operating activities	27,257	(29,651)
Cash flows from investing activities:
Purchases of property and equipment	(3,261)	(274)
Proceeds from sale of fixed assets	341	46
Net cash used in investing activities	(2,920)	(228)
Cash flows from financing activities:
Proceeds from exercise of stock options	510	1,015
Net cash provided by financing activities	510	1,015
Effect of currency rate changes on cash and cash equivalents	(56)	-
Net increase (decrease) in cash and cash equivalents	24,791	(28,864)
Cash and cash equivalents at beginning of period	74,103	119,302
Cash and cash equivalents at end of period	$98,894	$90,438

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

In February 2011, we licensed our first commercial drug, RELISTOR® (methylnaltrexone bromide) for the treatment of opioid induced constipation ("OIC"), to Salix Pharmaceuticals, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc. ("Valeant")). On July 19, 2016, the U.S. Food and Drug Administration ("FDA") approved RELISTOR Tablets for the treatment of OIC in adults with chronic non-cancer pain, for which we received a $50 million development milestone payment from Valeant in the third quarter of 2016. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development, and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are royalty, development and commercialization milestones, and sublicense revenue-sharing payments from Valeant relating to RELISTOR. Royalty and further milestone payments from RELISTOR depend on success in development and commercialization, which is dependent on many factors, such as Valeant's efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of RELISTOR.

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

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. Certain of our intellectual property rights are held by wholly-owned subsidiaries. All of our U.S. operations are presently conducted at our headquarters in New York, and EXINI’s operations are conducted at our facility in Lund, Sweden. We operate under a single research and development business segment.

Liquidity

At September 30, 2016, we had $98.9 million of cash and cash equivalents, an increase of $24.8 million from $74.1 million at December 31, 2015. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses for the foreseeable future.

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

Foreign Currency Translation

Each of our international subsidiaries generally considers their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss (“AOCL”) in our condensed consolidated statements of comprehensive income (loss), and the cumulative effect is included in the stockholders' equity section of our condensed consolidated balance sheets. Realized gains and losses from currency exchange transactions are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three and nine months ended September 30, 2016 or 2015.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $0.7 million and $10.3 million as of September 30, 2016 and December 31, 2015, respectively. The following table summarizes our property and equipment (in thousands):

	September 30,	December 31,
	2016	2015
Machinery and equipment	$920	$5,706
Leasehold improvements	1,390	5,027
Computer equipment	676	1,727
Furniture and fixtures	729	131
Construction in progress	858	87
Property and equipment, gross	4,573	12,678
Less - accumulated depreciation	(674)	(10,271)
Property and equipment, net	$3,899	$2,407

On December 31, 2015, in connection with our decision to relocate our headquarters, we entered into a lease (the "Lease") for approximately 26,000 square feet of office space located in New York. The term of the Lease commenced on August 1, 2016, the date we first occupied the leased premises. The Lease term expires on September 30, 2030, and we have an option to renew the term for an additional five years. The Lease contains customary default provisions that could result in the early termination of the Lease in the event the Company defaults under the terms and conditions of the Lease.

As a result of our decision to relocate our headquarters, on January 1, 2016, we revised the estimated useful lives of our leasehold improvements at the leased premises in Tarrytown, New York. The remaining amortization period of our leasehold improvements was shortened from 5 years (original lease expiring in December 2020) to 7 months (based on our relocation in August 2016). During the three and nine months ended September 30, 2016, we recognized incremental amortization expense of $0.1 and $1.2 million, respectively, related to our leasehold improvements. All of the fully depreciated property and equipment, including leasehold improvements, at our former leased premises in Tarrytown, New York were written off as of August 1, 2016.

On May 6, 2016, we entered into an assignment and assumption agreement with BMR-Landmark at Eastview LLC (the "Landlord") and Regeneron Pharmaceuticals, Inc. ("Regeneron") pursuant to which we assigned to Regeneron the amended and restated lease agreement dated as of October 28, 2009 between the Landlord and us for our former headquarters at 771 Old Saw Mill River Road, Tarrytown, New York.

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

Not Yet Adopted

In August 2016, the FASB issued ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard provides guidance on eight (8) cash flow issues: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). The standard will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 is effective for fiscal years ending after December 15, 2016. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements and consolidated notes to these financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the process of identifying performance obligations. We are evaluating which transition approach to use and the impact of this standard on our consolidated financial statements. We do not intend to early adopt.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Note 3. Business Acquisition

Acquisition of EXINI Diagnostics AB

On November 12, 2015, we acquired 92.45% of the outstanding shares of EXINI, a Lund, Sweden based leader in the development of advanced imaging analysis tools and solutions for medical decision support. EXINI's operations are included in our condensed consolidated financial statements beginning November 12, 2015, the date we acquired control. Through the end of the extended acceptance period of November 20, 2015, we acquired additional outstanding shares and, as of September 30, 2016, we own 96.81% of the voting shares of EXINI. We commenced a judicial process in Sweden for acquiring the remaining shares and EXINI was delisted and ceased to be publicly traded effective as of the close of trading on December 4, 2015.

Note 4. Net Income (Loss) Per Share

Our basic net income (loss) per share attributable to Progenics amounts have been computed by dividing net income (loss) attributable to Progenics by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2016, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect of stock options (determined using the treasury stock method). For the three and nine months ended September 30, 2015, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive.

The calculations of net income (loss) per share, basic and diluted, are as follows:

	Net income (loss)	Weighted-average
	attributable	shares
	to Progenics	outstanding	Per share
	(Numerator)	(Denominator)	amount
Three months ended September 30, 2016
Basic	$36,303	70,013	$0.52
Dilutive effect of stock options	-	284
Diluted	$36,303	70,297	$0.52
Nine months ended September 30, 2016
Basic	$18,010	69,970	$0.26
Dilutive effect of stock options	-	36
Diluted	$18,010	70,006	$0.26
Three months ended September 30, 2015
Basic and diluted	$(10,014)	69,705	$(0.14)
Nine months ended September 30, 2015
Basic and diluted	$(31,965)	69,663	$(0.46)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	3,332	6,487	5,127	6,484
Contingent consideration liability	3,342	2,359	3,946	2,709
Total anti-dilutive securities	6,674	8,846	9,073	9,193

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Note 5. Fair Value Measurements

To estimate the fair values of our financial assets and liabilities, we use valuation approaches within a hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. The fair value hierarchy is divided into three levels based on the source of inputs as follows:

●	Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access
●	Level 2 – Valuations for which all significant inputs are observable, either directly or indirectly, other than Level 1 inputs
●	Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement

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

We believe the carrying amounts of our cash equivalents, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of September 30, 2016 and December 31, 2015.

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

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at September 30, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$97,293	$97,293	$-	$-
Total assets	$97,293	$97,293	$-	$-

Liabilities:
Contingent consideration liability	$20,200	$-	$-	$20,200
Total liabilities	$20,200	$-	$-	$20,200

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

		Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$68,140	$68,140	$-	$-
Total assets	$68,140	$68,140	$-	$-

Liabilities:
Contingent consideration liability	$18,800	$-	$-	$18,800
Total liabilities	$18,800	$-	$-	$18,800

The estimated fair value of the contingent consideration liability of $20.2 million as of September 30, 2016, represents future potential milestone payments to former MIP stockholders. We consider this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success and discount rates.

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

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at September 30, 2016 and December 31, 2015 (in thousands). The increase in the contingent consideration liability of $1.4 million during the nine months ended September 30, 2016 was primarily attributable to a reduction in the discount period.

	Fair Value at
	September 30,	December 31,			Range
	2016	2015	Valuation Technique	Unobservable Input	(Weighted-Average)
Contingent Consideration Liability:
AZEDRA commercialization	$2,700	$2,500	Probability adjusted discounted cash flow model	Probability of success			40%
				Period of expected milestone achievement			2018
				Discount rate			10%

1404 commercialization	4,500	4,200	Probability adjusted discounted cash flow model	Probability of success			59%
				Period of expected milestone achievement			2019
				Discount rate			10%

1095 commercialization	500	500	Probability adjusted discounted cash flow model	Probability of success			19%
				Period of expected milestone achievement			2023

				Discount rate			10%

Net sales targets	12,500	11,600	Monte-Carlo simulation	Probability of success	19%	-	59%	(37.4%)
				Period of expected milestone achievement	2019	-	2022	at September 30, 2016
					2019	-	2025	at December 31, 2015
				Discount rate(1)	11%	/	4.2%	at September 30, 2016
					12%	/	3.5%	at December 31, 2015
Total	$20,200	$18,800

(1) The contingent consideration liability related to the net sales targets was derived from a model under a risk neutral framework resulting in the application of 11% and 4.2% at September 30, 2016 and 12% and 3.5% at December 31, 2015, discount rates to estimated cash flows.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

For those financial instruments with significant Level 3 inputs, the following tables summarize the activities for the periods indicated:

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	For the Three Months Ended September 30,
	2016	2015
Balance at beginning of period	$19,600	$18,300
Fair value change included in net loss	600	(200)
Balance at end of period	$20,200	$18,100

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$600	$(200)

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	For the Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$18,800	$17,200
Fair value change included in net loss	1,400	900
Balance at end of period	$20,200	$18,100

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$1,400	$900

Note 6. Accounts Receivable

Our accounts receivable represent amounts due to us from collaborators, royalties, and sales of research reagents, and consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Royalties	$3,319	$3,463
Collaborators	161	63
Other	462	27
Accounts receivable, gross	3,942	3,553
Less - Allowance for doubtful accounts	-	(10)
Accounts receivable, net	$3,942	$3,543

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders' equity). No goodwill impairment has been recognized as of September 30, 2016 or 2015.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2016	$13,074	$28,700	$2,093
Amortization expense	-	-	(159)
Impairment	-	-	-
Balance at September 30, 2016	$13,074	$28,700	$1,934

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2015	$7,702	$28,700	$-
Amortization expense	-	-	-
Impairment	-	-	-
Balance at September 30, 2015	$7,702	$28,700	$-

Note 8. Accrued Expenses

The carrying value of our accrued expenses approximates fair value as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Loss contingency for litigation	$5,010	$2,516
Accrued legal and professional fees	1,091	1,089
Accrued consulting and clinical trial costs	2,908	2,844
Accrued payroll and related costs	2,040	1,961
Other	1,647	802
Accrued expenses	$12,696	$9,212

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

Former Employee Litigation

We are a party to a proceeding brought by a former employee on November 2, 2010 in the U.S. District Court for the Southern District of New York, complaining that we had violated the anti-retaliation provisions of the Federal Sarbanes-Oxley law by terminating the former employee. The former employee sought reinstatement of his employment, compensatory damages, and certain costs and fees associated with the litigation. In July 2013, the Federal District Court hearing the case issued an order denying our motion for summary judgment dismissing the former employee's complaint. The case went to trial in July 2015 and, on July 31, 2015, the jury awarded the former employee approximately $1.7 million in compensatory damages (held in escrow by the District Court and recorded as restricted cash in other current assets on our condensed consolidated balance sheet) primarily consisting of salary the former employee would have received during the period from his termination to the date of the verdict. On August 30, 2016, the judge issued an opinion and awarded the former employee approximately $3.3 million for front pay compensation and pre-judgment interest. As a result, we recorded an additional accrual of $2.5 million in the three months ended September 30, 2016 related to this matter. At September 30, 2016, we had an aggregate amount of approximately $5.0 million accrued for this loss contingency deemed probable and estimable, which is included in accrued expenses on our condensed consolidated balance sheet. We have filed for an appeal.

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

On October 25, 2016, we received a notification of a Paragraph IV certification with respect to certain patents for RELISTOR Tablets, which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certification accompanied the filing by Actavis LLC of an ANDA challenging such patents for RELISTOR Tablets. We and our licensee for RELISTOR, Valeant, are assessing the notification and intend to vigorously enforce RELISTOR intellectual property rights.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

The ANDA notification and each of the ANDA litigation proceedings above are in their early stages and we and Valeant continue to cooperate closely to vigorously defend and enforce RELISTOR intellectual property rights. Pursuant to the RELISTOR license agreement between us and Valeant, Valeant has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement.

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

Shelf Registration

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

Accumulated Other Comprehensive Loss

The following table summarizes the components of AOCL at September 30, 2016 (in thousands):

	Foreign
	Currency
	Translation	AOCL
Balance at January 1, 2016	$(26)	$(26)
Foreign currency translation adjustment	(48)	(48)
Balance at September 30, 2016	$(74)	$(74)

We did not have any reclassifications out of AOCL to losses during the nine months ended September 30, 2016 or 2015.

Note 11. Stock-Based Compensation

Equity Incentive Plans

We adopted the following stockholder-approved equity incentive plans:

●

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

●

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

Stock Options

The following table summarizes stock options activity for the nine months ended September 30, 2016 (in thousands, except per share data):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2016	5,134	$9.05	5.69
Granted	1,129	$4.60
Exercised	(105)	$4.88
Cancelled	(908)	$6.84
Expired	(303)	$24.90
Outstanding at September 30, 2016	4,947	$7.55	5.97
Exercisable at September 30, 2016	3,634	$8.40	4.89
Vested and expected to vest at September 30, 2016	4,717	$7.67	5.82

The weighted average fair value of options granted during the three and nine months ended September 30, 2016 was $3.68 and $3.13 per share, respectively and during the three and nine months ended September 30, 2015 was $6.56 and $5.04 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $3.9 million for stock options outstanding, $2.3 million for stock options exercisable, and $3.7 million for stock options vested and expected to vest as of September 30, 2016. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2016 was approximately $118 thousand and $119 thousand, respectively, and during the three and nine months ended September 30, 2015 was approximately $185 thousand and $231 thousand, respectively.

We do not expect to realize any tax benefits from our stock option activity or the recognition of stock-based compensation expense, because we currently have net operating losses and have a full valuation allowance against our deferred tax assets. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for the nine months ended September 30, 2016 and 2015.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Risk-free interest rate	1.17%	2.03%	1.53%	1.99%
Expected life (in years)	5.20	7.40	6.77	6.91
Expected volatility	77%	84%	74%	82%
Expected dividend yield	--	--	--	--

Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Research and development expenses	$186	$235	$635	$991
General and administrative expenses	236	259	1,323	1,714
Total stock-based compensation expense	$422	$494	$1,958	$2,705

At September 30, 2016, unrecognized stock-based compensation expense related to stock options was approximately $2.9 million and is expected to be recognized over a weighted average period of approximately 2.5 years.

Note 12. Subsequent Event

On November 4, 2016, through a new wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), we entered into a loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) pursuant to which HCRP agreed to make term loans in an aggregate principal amount of up to $100.0 million. We received $50.0 million at closing and can borrow the remaining $50.0 million, subject to mutual agreement with HCRP, up to twelve months after the closing date. Under the terms of the Royalty-Backed Loan, the lenders have no recourse to us or to any of our assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under our agreement with Valeant. The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5%.

Under the terms of the loan agreement, which was filed as an exhibit to Form 8-K on November 7, 2016, payments of interest and principal, if any, under the loan will be made on the last day of each calendar quarter out of RELISTOR royalty payments received since the immediately preceding payment date. On each payment date prior to March 31, 2018, RELISTOR royalty payments received since the immediately preceding payment date will be applied solely to the payment of interest on the loan, with any royalties in excess of the interest amount retained by us. Beginning on March 31, 2018, 50 per cent of RELISTOR royalty payments received since the immediately preceding payment date in excess of accrued interest on the loan will be used to repay the principal of the loan, with the balance retained by us. Starting on September 30, 2021, all of the RELISTOR royalties received since the immediately preceding payment date will be used to repay the interest and outstanding principal balance until the balance is fully repaid. The loan has a maturity date of June 30, 2025. Upon the occurrence of certain triggers in the loan agreement, or if HCRP so elects on or after January 1, 2018, all of the RELISTOR royalty payments received after the immediately preceding payment date shall be applied to the payment of interest and repayment of principal until the principal of the loan is fully repaid. In the event of such an election by HCRP, we have the right to repay the loan without any prepayment penalty.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

On October 25, 2016, we received notification of a Paragraph IV certification for certain patents for RELISTOR Tablets, which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certification resulted from the filing by Actavis LLC of an ANDA challenging such patents for RELISTOR Tablets.

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

Products in Development

Our goal is to become a patient-centered oncology company, focused on the intersection of imaging and treatment. We intend to make a difference in how patients with prostate cancer, pheochromocytoma, and paraganglioma are diagnosed and treated by advancing the following product candidates through clinical development:

Product / Candidate	Description	Status
AZEDRA	Treatment of malignant and/or recurrent pheochromocytoma and paraganglioma

Completed dosing in registrational trial under Special Protocol Assessment ("SPA") with the Food and Drug Administration ("FDA"); an Expanded Access Program is planned and will be initiated by year end

1404	Technetium-99m labeled PSMA targeted SPECT/CT imaging agent for prostate cancer	Phase 3 pivotal trial in progress
1404 Index	Analytical tool for analysis and indexing of 1404 images for prostate cancer	In development
PyL	Fluorinated PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 2/3 trial expected to commence in late fourth quarter of 2016
PyL Index	Analytical tool for analysis and indexing of PyL images for prostate cancer	In development
1095	Treatment of metastatic prostate cancer	Phase 1 trial expected to commence in late fourth quarter of 2016
EXINI Bone BSI	Analytical tool for analysis of Bone Scan Index from bone scintigraphy images	Currently sold in Europe and Japan; planning for U.S. commercialization in process

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

Sold in the U.S., E.U., Canada, Australia and elsewhere; licensed to Valeant
RELISTOR-Oral Tablets	Treatment of OIC in adults with chronic non-cancer pain	Approved by the FDA on July 19, 2016; U.S. commercialization commenced in third quarter of 2016; licensed to Valeant
PSMA Antibody conjugated with alpha-emitting radionuclides	Treatment of prostate and other forms of cancer	Lead optimization in process; licensed to Bayer on April 28, 2016
PRO 140	HIV treatment	Phase 3 study ongoing; licensed to CytoDyn Inc.

Under our agreement with Valeant, we received a development milestone of $40.0 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, and a development milestone of $50.0 million for the July 19, 2016 U.S. marketing approval of an oral formulation of RELISTOR. We are also eligible to receive up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, including:

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

Under the agreement with Bayer, we received an upfront payment of $4.0 million and could receive up to an additional $49.0 million in potential clinical and regulatory development milestones. We are also entitled to single digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130.0 million. During the second quarter of 2016, we recognized collaboration revenue of $5.0 million, of which $4.0 million related to the upfront payment and $1.0 million related to the achievement of a preclinical development milestone.

Subsequent Event

On November 4, 2016, through a new wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), we entered into a loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) pursuant to which HCRP agreed to make term loans in an aggregate principal amount of up to $100.0 million. We received $50.0 million at closing and can borrow the remaining $50.0 million, subject to mutual agreement with HCRP, up to twelve months after the closing date. Under the terms of the Royalty-Backed Loan, the lenders have no recourse to us or to any of our assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under our agreement with Valeant. The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5%.

Under the terms of the loan agreement, which was filed as an exhibit to Form 8-K on November 7, 2016, payments of interest and principal, if any, under the loan will be made on the last day of each calendar quarter out of RELISTOR royalty payments received since the immediately preceding payment date. On each payment date prior to March 31, 2018, RELISTOR royalty payments received since the immediately preceding payment date will be applied solely to the payment of interest on the loan, with any royalties in excess of the interest amount retained by us. Beginning on March 31, 2018, 50 per cent of RELISTOR royalty payments received since the immediately preceding payment date in excess of accrued interest on the loan will be used to repay the principal of the loan, with the balance retained by us. Starting on September 30, 2021, all of the RELISTOR royalties received since the immediately preceding payment date will be used to repay the interest and outstanding principal balance until the balance is fully repaid. The loan has a maturity date of June 30, 2025. Upon the occurrence of certain triggers in the loan agreement, or if HCRP so elects on or after January 1, 2018, all of the RELISTOR royalty payments received after the immediately preceding payment date shall be applied to the payment of interest and repayment of principal until the principal of the loan is fully repaid. In the event of such an election by HCRP, we have the right to repay the loan without any prepayment penalty.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
Total revenue	$53,850	$1,396	3757%	$64,777	$3,581	1709%
Operating expenses	$17,647	$11,420	(55%)	$47,001	$35,579	(32%)
Operating income (loss)	$36,203	$(10,024)	461%	$17,776	$(31,998)	156%
Net income (loss)	$36,282	$(10,014)	462%	$17,952	$(31,965)	156%
Net income (loss) attributable to Progenics	$36,303	$(10,014)	463%	$18,010	$(31,965)	156%

Revenue

Our sources of revenue include license and other agreements with Valeant and other collaborators and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Source	2016	2015	Change	2016	2015	Change
Royalty income	$3,319	$1,208	175%	$7,888	$3,155	150%
Collaboration revenue	50,523	183	27508%	56,839	393	14363%
Other revenue	8	5	60%	50	33	52%
Total revenue	$53,850	$1,396	3757%	$64,777	$3,581	1709%

Total revenue increased by $52.5 million and $61.2 million, or 3,757% and 1,709%, to $53.9 million and $64.8 million during the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. The increases were primarily attributable to higher collaboration revenue under the Valeant license agreement, upfront and milestone revenue under the Bayer license agreement, and higher RELISTOR royalty income. The 2016 periods benefited from the receipt of a development milestone of $50.0 million for the U.S. marketing approval of an oral formulation of RELISTOR.

We recognized royalty income primarily based on the below net sales of RELISTOR as reported to us by Valeant (in thousands).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	Change	2016	2015	Change
U.S.	$21,500	$7,400	191%	$51,600	$18,400	180%
Outside U.S.	600	600	0%	3,000	2,400	25%
Worldwide net sales of RELISTOR	$22,100	$8,000	176%	$54,600	$20,800	163%

Valeant reported the above net sales, resulting in royalty income of $3.3 million and $7.9 million for the three and nine months ended September 30, 2016, respectively, and $1.2 million and $3.2 million for the three and nine months ended September 30, 2015, respectively. Valeant’s reported net sales for the three and nine months ended September 30, 2016 include a non-recurring favorable sales return adjustment.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Operating Expenses	2016	2015	Change		2016	2015	Change
Research and development	$9,827	$7,048	(39%	)	$26,964	$20,255	(33%	)
General and administrative	7,220	4,572	(58%	)	18,637	14,424	(29%	)
Change in contingent consideration liability	600	(200)	(400%	)	1,400	900	(56%	)
Total operating expenses	$17,647	$11,420	(55%	)	$47,001	$35,579	(32%	)

Research and Development ("R&D")

R&D expenses increased by $2.8 million and $6.7 million, or 39% and 33%, during the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. The increases during the three- and nine-month periods were primarily attributable to higher clinical trial and contract manufacturing expenses for 1404, AZEDRA, PyL and 1095.

General and Administrative ("G&A")

G&A expenses increased by $2.6 million and $4.2 million, or 58% and 29%, during the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. The increase in the three-month period was primarily attributable to an accrual for front pay compensation related to litigation with a former employee, and higher consulting and market research expenses. The increase during the nine-month period was primarily attributable to higher depreciation expense as a result of a reduction in the remaining useful lives of our leasehold improvements at our Tarrytown, NY former location, and higher compensation, consulting, and market research expenses.

Other Income

The following table is a summary of our other income (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Other Income	2016	2015	Change	2016	2015	Change
Interest income	$79	$10	690%	$176	$33	433%
Other income	$79	$10	690%	$176	$33	433%

Other income increased by $69 thousand and $143 thousand during the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015. The increases during the three- and nine-month periods were primarily attributable to higher average cash balances in 2016 than in 2015 and higher average interest rates earned by our money market funds.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	September 30,	December 31,
	2016	2015
Cash and cash equivalents	$98,894	$74,103
Accounts receivable, net	$3,942	$3,543
Total assets	$156,937	$131,251
Working capital	$92,790	$73,556

We have to-date funded operations principally through payments received from private placements of equity securities, public offerings of our common stock, up-front payments, development milestones, and royalties from license agreements, and proceeds from the exercise of stock options.

At September 30, 2016, we held $98.9 million in cash and cash equivalents, an increase of $24.8 million from $74.1 million at December 31, 2015. We believe our existing balances of cash and cash equivalents, together with the proceeds from the Royalty-Backed Loan, will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations over the next twelve (12) months.

If we do not realize sufficient royalty or other revenue from RELISTOR, or other collaboration, license, asset sale, capital raising, or other financing transactions, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

During the first quarter of 2014, we established a $150.0 million shelf registration statement, which we used for our February 2014 underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37.5 million. We may utilize this shelf registration for the issuance of up to approximately $110.0 million of additional common stock and other securities, including up to $50.0 million of our common stock under an agreement with an investment bank providing for at-the-market sales through the bank. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC. There can be no assurance, however, that any contemplated additional financing will be available on terms acceptable to us, if at all.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Net cash provided by (used in) operating activities	$27,257	$(29,651)
Net cash used in investing activities	$(2,920)	$(228)
Net cash provided by financing activities	$510	$1,015

Operating Activities

 Net cash provided by operating activities during the nine months ended September 30, 2016 was primarily attributable to the $50.0 million milestone payment from Valeant for the approval of RELISTOR Tablets, partially offset by operating expenses, net of non-cash items.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2016 was primarily related to capital expenditures, partially offset by proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2016 was related to proceeds from the exercise of stock options.

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

There have been no changes to our critical accounting policies and estimates as of and for the three months ended September 30, 2016, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have interest rates that were variable and totaled $97.3 million at September 30, 2016. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our consolidated results of operations and during the three and nine months ended September 30, 2016 and 2015, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, is recorded, processed, summarized and reported within the timelines specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of certain members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

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

There have been no changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f), during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except for the former employee litigation described below, there have been no other material changes from the information discussed in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2015. We are or may be from time to time involved in various other disputes, governmental, and/or regulatory inspections, inquiries, investigations, and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect us, our results of operations, financial condition, and cash flows. Refer to our discussion in Note 9. Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We are a party to a proceeding brought by a former employee on November 2, 2010 in the U.S. District Court for the Southern District of New York, complaining that we had violated the anti-retaliation provisions of the Federal Sarbanes-Oxley law by terminating the former employee. The former employee sought reinstatement of his employment, compensatory damages, and certain costs and fees associated with the litigation. In July 2013, the Federal District Court hearing the case issued an order denying our motion for summary judgment dismissing the former employee's complaint. The case went to trial in July 2015 and, on July 31, 2015, the jury awarded the former employee approximately $1.7 million in compensatory damages (held in escrow by the District Court and recorded as restricted cash in other current assets on our condensed consolidated balance sheet) primarily consisting of salary the former employee would have received during the period from his termination to the date of the verdict. On August 30, 2016, the judge issued an opinion and awarded the former employee approximately $3.3 million for front pay compensation and pre-judgment interest. As a result, we recorded an additional accrual of $2.5 million in the three months ended September 30, 2016 related to this matter. At September 30, 2016, we had an aggregate amount of approximately $5.0 million accrued for this loss contingency deemed probable and estimable, which is included in accrued expenses on our condensed consolidated balance sheet. We have filed for an appeal.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties we discussed below before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

Product Development-related Risks

Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of clinical development. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our product candidates that are based on new technologies, as well as technologies with which we have limited prior experience, such as those originally developed by Molecular Insight. Pre-clinical studies and clinical trials are long, expensive and highly uncertain processes that can take many years. It will take us, or our collaborators, several years to complete clinical trials and the time required for completing testing and obtaining approvals is uncertain. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes, or our and our partners’ financial constraints. The FDA and other U.S. and foreign regulatory agencies have substantial discretion, at any phase of development, to terminate clinical trials, require additional clinical development or other testing, delay or withhold registration and marketing approval and mandate product withdrawals, including recalls. Results attained in early human clinical trials may not be indicative of results in later clinical trials. In addition, many of our investigational or experimental drugs are at an early stage of development, and successful commercialization of early stage product candidates requires significant research, development, testing and approvals by regulators, and additional investment. Our products in the research or pre-clinical development stage may not yield results that would permit or justify clinical testing. Our failure to demonstrate adequately the safety and efficacy of a product under development would delay or prevent marketing approval, which could adversely affect our operating results and credibility. The failure of one or more of our product candidates could have a material adverse effect on our business, financial condition and results of operations.

The future of our business and operations depends on the success of our RELISTOR collaborations and our oncology research and development and commercialization programs.

Our business and operations entail a variety of serious risks and uncertainties and are inherently risky. The research and development programs on which we focus involve novel approaches to human therapeutics. Our principal product candidates are in clinical development, and in some respects involve technologies with which we have limited prior experience. We are subject to the risks of failure inherent in the development and commercialization of product candidates based on new technologies. There is little precedent for the successful commercialization of products based on our technologies, and there are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able successfully to develop further any of our product candidates. We and our RELISTOR and other collaborators must successfully complete clinical trials and obtain regulatory approvals for potential commercial products. Once approved, if at all, commercial product sales are subject to general and industry-specific local and international economic, regulatory, technological and policy developments and trends. Moreover, assessing process capability takes time after the launch of a pharmaceutical product as process experience grows with manufacturing experience and products are periodically evaluated for improvements or specification revisions. The oncology space in which we operate presents numerous significant risks and uncertainties that may be expected to increase to the extent it becomes more competitive or less favored in the commercial healthcare marketplace.

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

Regulatory approvals are necessary to market product candidates and require demonstration of a product’s safety and efficacy through extensive pre-clinical and clinical trials. We or our collaborators may not obtain regulatory approval for product candidates on a timely basis, or at all, and the terms of any approval (which in some countries includes pricing approval) may impose significant restrictions, limitations on use or other commercially unattractive conditions. The process of obtaining FDA and foreign regulatory approvals often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications and other submissions necessary to gain marketing approvals. Products under development may never obtain marketing approval from the FDA or other regulatory authorities necessary for commercialization.

We, our collaborators or regulators may also amend, suspend or terminate clinical trials if we or they believe that the participating patients are being exposed to unacceptable health risks, and after reviewing trial results, we or our collaborators may abandon projects which we previously believed to be promising for commercial or other reasons unrelated to patient risks. During this process, we may find, for example, that results of pre-clinical studies are inconclusive or not indicative of results in human clinical trials, clinical investigators or contract research organizations do not comply with protocols or applicable regulatory requirements, or that product candidates do not have the desired efficacy or have undesirable side effects or other characteristics that preclude marketing approval or limit their potential commercial use if approved. In such circumstances, the entire development program for that product candidate could be adversely affected, resulting in delays in trials or regulatory filings for further marketing approval and a possible need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved. Conducting additional clinical trials or making significant revisions to a clinical development plan would lead to delays in regulatory filings. If clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of a product candidate, such as the concerns expressed during consideration of the oral RELISTOR development program, we or our collaborators may stop or significantly slow development or commercialization of affected products. As a result of such concerns, the development programs for our product candidates may be significantly delayed or terminated altogether.

If the results of any of our future product candidate trials are not satisfactory or we or our collaborators encounter problems enrolling patients, clinical trial supply issues, setbacks in developing drug formulations, including raw material-supply, manufacturing, stability or other difficulties, or issues complying with protocols or applicable regulatory requirements, the entire development program for our product candidates could be adversely affected in a material manner. Such scenarios could also befall our other clinical-stage product candidates. If any of our collaborators breach or terminate its agreement with us or otherwise fail to conduct successfully and in a timely manner the collaborative activities for which they are responsible, the preclinical or clinical development or commercialization of the affected product candidate or research program could be delayed or terminated. We generally do not control the amount and timing of resources that our collaborators devote to our programs or product candidates. We also do not know whether current or future collaboration partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or conditions targeted by our collaborative arrangements. Setbacks of these types could have a material adverse effect on our business, results of operations and financial condition.

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

Even if our product candidates obtain marketing approval, our ability to generate revenue will be diminished if our products are not accepted in the marketplace, or if we or our collaboration partners overprice our products relative to those of our competitors, or fail to obtain acceptable prices or an adequate level of reimbursement for products from third-party payers or government agencies.

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

Under our agreements with Valeant relating to RELISTOR, we rely on Valeant to, among other things, effectively commercialize the product and manage pricing, sales and marketing practices and inventory levels in the distribution channel. Assessing and reporting on these and other activities and metrics in connection with RELISTOR has become increasingly difficult as a result of financial reporting and internal control issues that have surfaced both at Valeant and its predecessor as our RELISTOR licensee, Salix. Our already limited visibility into the internal operations of Valeant and reliance on Valeant to accurately report information concerning the commercialization of RELISTOR has been further obscured by certain recent events at Valeant. On February 22, 2016 Valeant announced that it believed that approximately $58 million of net revenues previously recognized in the second half of 2014 should not have been recognized during that period, and that it expected to delay the filing of its Annual Report on Form 10-K. Both Valeant’s Form 10-K for 2015 and its Form 10-Q for the first quarter of 2016 were filed late, resulting in Valeant receiving notices of default from certain of its noteholders, in each instance. We remain exposed to Valeant’s credit risk and the possibility of default under the RELISTOR License Agreement in the event that Valeant were to terminate the agreement at its discretion or to become insolvent or bankrupt. Valeant may attempt to dispose of Salix and/or the RELISTOR License Agreement to an acquirer, which — depending on the identity of such acquirer — could expose us to greater counterparty risk of a breach under such agreement. Valeant further announced that it continued to work with its independent advisors in its ongoing assessment of the impact on financial reporting and internal controls of the accounting issues it had discovered. Valeant commenced remediation efforts with respect to financial reporting and internal controls in the second quarter of 2016, and restated certain previously issued financial statements in its report on Form 10-Q for the same quarter. However, there is no assurance as to the adequacy of such efforts in averting future losses incurred in connection with any failures of Valeant’s internal controls. Furthermore, prior to its acquisition by Valeant, Salix disclosed in January of 2015, in connection with an internal review of issues related to its management’s prior characterizations of wholesaler inventory levels, that Salix’s previously issued audited consolidated financial statements for the year ended December 31, 2013 and the first nine months of 2014, and the disclosures and related communications for each of those periods, required correction of certain errors and should no longer be relied upon. Valeant continues its efforts to assess and manage the potential ramifications relating to Salix's restatement of its historical financial results and Valeant’s internal control over financial reporting.

The RELISTOR commercialization program continues to be subject to risk.

Future developments in the commercialization of RELISTOR may result in Valeant or any other business partner with which we may collaborate in the future taking independent actions concerning product development, marketing strategies or other matters, including termination of its efforts to develop and commercialize the drug.

Although the FDA approved RELISTOR Tablets for the treatment of opioid-induced constipation in adults with chronic non-cancer pain and Valeant subsequently announced the U.S. commercial launch of the product on September 6, 2016, there can be no assurances that we and our partners will be able to successfully obtain approval to market oral RELISTOR outside the U.S. or for any other indications. In addition, our and our partners’ ability to optimally commercialize either oral or subcutaneous RELISTOR in a given jurisdiction may be impacted by applicable labeling and other regulatory requirements. As noted in our risk factors on regulation and regulatory approvals, if clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of a product candidate, we or our collaborators may stop or significantly slow development or commercialization of affected products. As a result of such concerns, the development and/or commercialization programs for oral RELISTOR and our other products and product candidates may in the future be significantly delayed or terminated altogether. In such an event, we could be faced with either further developing and commercializing the drug on our own or with one or more substitute collaborators, either of which paths would subject us to the development, commercialization, collaboration and/or financing risks discussed in these risk factors. Any such significant action adverse to development and commercialization of RELISTOR could have a material adverse impact on our business and on the price of our stock.

Certain RELISTOR-related patents are subject to generic challenge.

In October 2015 Progenics received notifications of Paragraph IV certifications with respect to certain patents for RELISTOR subcutaneous injection, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certifications accompanied the filing by Actavis Inc. and Mylan Pharmaceuticals, Inc. of Abbreviated New Drug Applications (ANDAs) challenging such patents for RELISTOR subcutaneous injection.

Progenics and its licensee for RELISTOR, Valeant, have timely filed suit and commenced litigation against Actavis and Mylan. FDA approval of the ANDA has been automatically stayed until the earlier of (i) 30 months from receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

In October 2016 Progenics received a notification of a Paragraph IV certification with respect to certain patents for RELISTOR Tablets, which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certification accompanied the filing by Actavis LLC. of an ANDA challenging such patents for RELISTOR Tablets. Progenics and its licensee for RELISTOR, Valeant, are assessing the notification and intend to vigorously enforce RELISTOR intellectual property rights.

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

Even if we obtain regulatory approval for a product candidate, the approval may include significant limitations on indicated uses for which the product could be marketed or other significant marketing restrictions, such as a REMS. For example, while subcutaneous RELISTOR is approved for OIC both in patients with advanced illness and for those with chronic, non-cancer pain, the oral formulation of and/or indication for RELISTOR is restricted to adult patients with chronic non-cancer pain. Approvals for product candidates other than RELISTOR, if approved at all, may also be limited or restricted.

If we or our collaborators violate regulatory requirements at any stage, whether before or after marketing approval is obtained, we or they may be subject to forced removal of a product from the market, product seizure, civil and criminal penalties and other adverse consequences.

Under our license agreement with Valeant, we are dependent on Valeant for compliance with these regulatory requirements as they apply to RELISTOR. Valeant’s subsidiary Salix disclosed that in February 2013 it received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding its sales and promotional practices for RELISTOR and certain of its other products, that it is continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation, which has and will continue to increase its legal expenses and might require management time and attention. Salix subsequently has become the subject of an SEC investigation and, beginning on November 7, 2004, the target of three putative class action lawsuits filed by shareholders of Salix. Valeant has indicated that as of the filing of its report on Form 10-Q for the second quarter of 2016, it cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on Salix or Valeant arising out of the SEC investigation. Accordingly, no assurance can be given as to Valeant’s financial condition or results of operations, or ability to meet its royalty or milestone obligations to Progenics.

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

Our and/or our collaborators’ relationships with customers and third-party payers are or may become subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us or them to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm and diminished profits and future earnings.

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

We or our collaborators may engage third parties to manufacture our approved product and product candidates. We or our collaborators may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs. Under our license agreement with Valeant, Valeant is responsible for obtaining supplies of RELISTOR, including contracting with contract manufacturing organizations for supply of RELISTOR active pharmaceutical ingredient and subcutaneous and oral finished drug product. These arrangements may not be on terms that are advantageous and, as a result of our royalty and other interests in RELISTOR’s commercial success, will subject us to risks that the counterparties may not perform optimally in terms of quality or reliability. In engaging third parties for these activities, we do not control many aspects of the manufacturing process, including compliance with current cGMP and other regulatory requirements. In order to commercialize our product candidates successfully, we or our collaborators need to be able to manufacture or arrange for the manufacture of products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. Manufacture of our product candidates can be complex, difficult to accomplish even in small quantities, difficult to scale-up for large-scale production and subject to delays, inefficiencies and low yields of quality products. The cost of manufacturing some of our product candidates may make them prohibitively expensive. If adequate supplies of any of our product candidates or related materials are not available on a timely basis or at all, our clinical trials could be seriously delayed, since these materials are time consuming to manufacture and cannot be readily obtained from third-party sources. We continue to be dependent on a limited number of highly specialized manufacturing and development partners, including single source manufacturers for certain of our product candidates. If we were to lose one or more of these key relationships, it could materially adversely affect our business. Establishing new manufacturing relationships, or creating our own manufacturing capability, would require significant time, capital and management effort, and the transfer of product-related technology and know-how from one manufacturer to another is an inherently complex and uncertain process.

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

The original patents surrounding the AZEDRA program were licensed by Molecular Insight from the University of Western Ontario (“UWO”). The patent family directed to processes for making polymer precursors, as well as processes for making the final product expire in 2018 in the U.S. and Canada. Other licensed patent families from UWO relate to alternative approaches for preparing AZEDRA, which if implemented would expire in 2024, worldwide. Progenics has pending applications worldwide directed to manufacturing improvements and the resulting compositions which, if issued, would expire in 2035.

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

With regard to our RELISTOR-related intellectual property, the composition-of-matter patent for the active ingredient of RELISTOR, methylnaltrexone, was invented in the 1970’s and has expired. The University, as well as Progenics and its collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Valeant has listed in the FDA Orange Book six U.S. patents relating to subcutaneous RELISTOR, which have expiration dates ranging from 2017 to 2030, and two patents (expiring in 2024 and 2027) with Health Canada. Six Orange Book listed U.S. patents provide protection for the oral RELISTOR methylnaltrexone product, the last of which expire in 2031.

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

From time to time we are involved in legal proceedings and disputes and may be involved in litigation in the future. These proceedings are complex and extended and occupy the resources of our management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. For more information regarding legal proceedings, see notes 9 and 12 in the notes to the condensed consolidated financial statements in Item 1 of this Form 10-Q.

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

In addition, in the U.S., it has become increasingly common for patent infringement actions to prompt claims that antitrust laws have been violated during the prosecution of the patent or during litigation involving the defense of that patent. Such claims by direct and indirect purchasers and other payers are typically filed as class actions. The relief sought may include treble damages and restitution claims. Similarly, antitrust claims may be brought by government entities or private parties following settlement of patent litigation, alleging that such settlements are anti-competitive and in violation of antitrust laws. In the U.S. and Europe, regulatory authorities have continued to challenge as anti-competitive so-called “reverse payment” settlements between branded and generic drug manufacturers. We may also be subject to other antitrust litigation involving competition claims unrelated to patent infringement and prosecution. A successful antitrust claim by a private party or government entity against us could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

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

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. In the U.S., federal legislation has changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of legislation have decreased coverage and reimbursement. Though such legislation applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. More recent legislation is intended to broaden access to health insurance, further reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, and impose new taxes and fees on the health industry and additional health policy reforms. New laws impose significant annual fees on companies that manufacture or import branded prescription drug products, and contain substantial new compliance provisions, which in each case may affect our business practices with health care practitioners. Subject to federal and state agencies issuing regulations or guidance, it appears likely that new laws will continue to pressure pharmaceutical pricing, especially under the Medicare program, and may also increase regulatory burdens and operating costs. We cannot be sure whether additional legislative changes will be enacted, whether the FDA regulations, guidance or interpretations will be changed or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

Our and/or our collaborators’ relationships with customers and third-party payers will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us or them to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Health care providers, physicians and third-party payers play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our or our collaborators’ future arrangements with third-party payers and customers may expose us or them to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we or our collaborators market, sell and distribute our products that obtain marketing approval. Efforts to ensure that business arrangements comply with applicable health care laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our or our collaborators’ business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If such operations are found to be in violation of any of these laws or other applicable governmental regulations, we or the collaborator may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of related operations. If physicians or other providers or entities involved with our products are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may adversely affect us.

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

Although we currently conduct nearly all of our business in the United States, we are developing internationally and therefore have an increased exposure to foreign legal requirements, economic and political conditions and fluctuations in foreign currency exchange rates. We expect that we will continue to seek global opportunities for our products and to develop our business outside the U.S. in the future. Such opportunities and development will inherently subject us to a number of risks and uncertainties, including:

●	changes in international regulatory and compliance requirements that could restrict our ability to develop, market and sell our products;
●	political and economic instability;
●	the impact of the vote by the United Kingdom decided by referendum to leave the European Union (commonly referred to as "Brexit");
●	diminished protection of intellectual property in some countries outside of the U.S.;
●	trade protection measures and import or export licensing requirements;
●	difficulty in staffing and managing international operations;
●	differing labor regulations and business practices;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	changes in international medical reimbursement policies and programs;
●	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates; and
●

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the FCPA or similar foreign laws such as the U.K. Bribery Act.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. These or other similar risks could adversely affect our revenue and profitability. As we develop internationally, our exposure to these factors will increase.

Competitive Risks

Competing products in development may adversely affect acceptance of our products.

We are aware of a number of products and product candidates described in this Annual Report under Business – Competition which compete or may potentially compete with RELISTOR. Any of these approved products or product candidates, or others which may be developed in the future, may achieve a significant competitive advantage relative to RELISTOR, and, in any event, the existing or future marketing and sales capabilities of these competitors may impair Valeant’s and/or other collaborators’ ability to compete effectively in the market.

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

Financial Risks

We have significant debt - and failure by us or our royalty subsidiary to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.

In November 2016, our subsidiary, MNTX Royalties, entered into a Royalty-Backed Loan with HCRP pursuant to which MNTX Royalties borrowed $50.0 million and have the ability, subject to mutual agreement with HCRP, to borrow an additional $50.0 million up to twelve months after the initial closing date of the loan. The loan will be repaid from the royalty payments from the commercial sales of RELISTOR products owed under our agreement with Valeant.

The obligations of MNTX Royalties under the loan agreement to repay the Royalty-Backed Loan may be accelerated upon the occurrence of certain events of default, including but not limited to, if:

●

MNTX Royalties fails to pay any principal or interest (except as permitted) within three Business days of when such payment is due and payable or otherwise made in accordance with the terms of the Royalty-Backed Loan;

●	MNTX Royalties fails to pay when due any indebtedness of $15 thousand or more;
●

any representation or warranty made by MNTX Royalties in the loan agreement or any other transaction document proves to be incorrect or misleading in any material respect when made, and such failure is uncured on or before the 30th day following notice thereof;

●	MNTX Royalties fails to perform or observe any covenant or agreement contained in the loan agreement or any other transaction document;
●

any uninsured judgment, decree, or order in an amount in excess of $25 thousand is rendered against MNTX Royalties and enforcement proceedings have commenced upon such judgment, decree, or order or such judgment, decree, or order has not been stayed or bonded pending appeal, vacated, or discharged, within 30 days from entry;

●	any of a set of defined insolvency events occurs;
●	we default under the agreement pursuant to which we contributed the royalty and related rights under the RELISTOR license to MNTX Royalties, and such default is continuing;
●	any of the loan transaction documents cease to be in full force and effect or valid and enforceable;
●	MNTX Royalties fails to perform or observe any covenant or agreement contained in any material contract and such failure is not cured or waived within any applicable grace period;
●	the agreement with Valeant is terminated or cancelled and is not replaced within 270 days after such termination or cancellation; and
●

any security interest purported to be created by the loan agreement or the related security agreement ceases to be in full force and effect, or any rights, powers, and privileges purported to be created and granted under the loan agreement or such security agreement ceases to be in full force and effect.

In connection with the Royalty-Backed Loan, MNTX Royalties granted a first priority lien and security interest (subject only to certain defined permitted liens) in all of its assets and all real, intangible and personal property, including all of its right, title, and interest in and to the royalty payments under our agreement with Valeant. Under the terms of the loan agreement, HCRP has no recourse for non-payment of the Royalty-Backed Loan to Progenics Pharmaceuticals, Inc., or to any of our assets other than the RELISTOR royalty rights held by MNTX Royalties. However, Progenics Pharmaceuticals, Inc. does have certain obligations that run to the benefit of HCRP with respect to the representations, warranties and covenants it makes under the agreement pursuant to which we contributed the royalty and related rights under the RELISTOR License to MNTX Royalties. A breach of these obligations could lead to recourse against Progenics Pharmaceuticals, Inc. with respect to any losses suffered by HCRP as a result of such breach.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, and limit our ability to react to changes in the economy or our industry.

As of November 4, 2016, our outstanding debt amounted to $50 million, which could increase to $100 million upon MNTX and HRCP’s mutual agreement, over the ensuing year. These levels could have adverse consequences for us, including:

●	heightening our vulnerability to downturns in our business or our industry or the general economy and restricting us from making improvements or acquisitions, or exploring business opportunities; and
●	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who have greater capital resources.

Developing product candidates requires us to obtain additional financing from time to time. Our access to capital funding is uncertain.

We incur significant costs to develop our product candidates. We do not have committed external sources of funding for these projects. We fund our operations to a significant extent from capital-raising. We may do so via equity securities issuances in public offerings, such as our first quarter 2014 $37.5 million underwritten public offering of 8.75 million shares of common stock, through our three-year facility with an investment bank pursuant to which we may sell from time to time up to $50 million of our stock in at-the-market transactions, or through further debt financing. We may also fund operations through collaboration, license, further royalty financings, private placement or other agreements with one or more pharmaceutical or other companies, or the receipt of milestone and other payments for out-licensed products. To the extent we raise additional capital by issuing equity securities, existing stockholders could experience substantial dilution, and if we issue securities other than common stock, new investors could have rights superior to existing stockholders. Any further debt financing that we may obtain may involve operating covenants that restrict our business and significant repayment obligations. To the extent we raise additional funds through new collaboration and licensing arrangements, we may be required to relinquish some rights to technologies or product candidates, or grant licenses on terms that are not favorable to us.

We cannot predict with certainty when we will need additional funds, how much we will need, the form a financing may take or whether additional funds will be available at all. The variability of conditions in global financial and credit markets may exacerbate the difficulty of timing capital raising or other financing, as a result of which we may seek to consummate such transactions substantially in advance of immediate need. Our need for future funding will depend on numerous factors, including the advancement of existing product development projects and the availability of new projects; the achievement of events, most of which are out of our control and depend entirely on the efforts of others, triggering milestone payments to us; the progress and success of clinical trials and pre-clinical activities (including studies and manufacturing) involving product candidates, whether conducted by collaborators or us; the progress of research programs carried out by us; changes in the breadth of our research and development programs; the progress of research and development efforts of collaborators; our ability to acquire or license necessary, useful or otherwise attractive technologies; competing technological and market developments; the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights; the costs and timing of regulatory filings and approvals; our ability to manage Progenics’ growth or contraction; and unforeseen litigation. These factors may be more important with respect to product candidates and programs that involve technologies with which we have limited prior experience, such as those originally developed by Molecular Insight. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development or commercialization programs, cause us to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose and may adversely affect our ability to operate as a going concern. We may not be able at a given necessary time to obtain additional funding on acceptable terms, or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize our business.

We have a history of operating losses.

Progenics has incurred substantial losses throughout its history. A large portion of our revenue has historically consisted of upfront and milestone from licensing transactions. We have reported operating losses for 2015 and 2013 and while we reported operating income for 2014 and the third quarter of 2016, as a result of milestone payments from Valeant, the timing and amount of any similar transactions in the future is highly unpredictable and uncertain. Without upfront or other such payments, we operate at a loss, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. Moreover, we have derived no significant revenue from product sales and have only in the last several years derived revenue from royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur net operating losses and negative cash flow from operations in the future, which could increase significantly if we expand our clinical trial programs and other product development efforts. Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval for and then commercializing our product candidates, either alone or with others. We may not be able to develop and commercialize products beyond subcutaneous RELISTOR for OIC in patients with advanced illness and for those with chronic, non-cancer pain and RELISTOR Tablets for adult patients with chronic, non-cancer pain. Our operations may not be profitable even if any of our other product candidates under development are commercialized.

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

Progenics’ stock price has a history of volatility and may be affected by selling pressure, including in the event of substantial sales of Progenics stock by former Molecular Insight stockholders. You should consider an investment in Progenics stock as risky and invest only if you can withstand a significant loss.

Our stock price has a history of significant volatility. It has varied between a high of $7.09 and a low of $3.61 during the nine months ended September 30, 2016, and between a high of $11.15 and a low of $4.86 in 2015. Factors that may have a significant impact on the market price of our common stock include the results of clinical trials and pre-clinical studies undertaken by us or others; delays, terminations or other changes in development programs; developments in marketing approval efforts; developments in collaborator or other business relationships, particularly regarding RELISTOR, PSMA ADC or other significant products or programs; technological innovation or product announcements by us, our collaborators or our competitors; patent or other proprietary rights developments; governmental regulation; changes in reimbursement policies or health care legislation; safety and efficacy concerns about products developed by us, our collaborators or our competitors; our ability to fund ongoing operations; fluctuations in our operating results; general market conditions; and the reporting of or commentary on such matters by the press and others. At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years, and financial and market conditions during that period have resulted in widespread pressures on securities of issuers throughout the world economy.

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

At September 30, 2016, our directors and executive officers together beneficially owned or controlled approximately 6 percent of our outstanding common shares, including shares currently issuable upon option exercises, and our five largest other stockholders approximately 52.7 percent. Should these parties choose to act alone or together, they could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could, among other things, have the effect of delaying or preventing a change in control of the Company, adversely affecting our stock price.

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

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files:
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: November 7, 2016	By:	/s/ Patrick Fabbio
Patrick Fabbio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)