Form 10-K
period 2016-12-31
PROGENICS PHARMACEUTICALS INC
filed 2017-03-09
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Registrant’s telephone number, including area code: (646) 975-2500

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2016, based upon the closing price of the Common Stock on The NASDAQ Stock Market LLC on that date of $4.22 per share, was $147,391,176 (1).

(1)

Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the registrant, without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of March 6, 2017, a total of 70,190,099 shares of Common Stock, par value $.0013 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2017 Annual Meeting of Shareholders are hereby incorporated by reference into Part III of this Form 10-K where such portions are referenced.

-i-

PART I

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to Progenics’ estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect Progenics’ current perception of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by words such as “anticipate,” “believe,” “plan,” “could,” “should,” “estimate,” “expect,” “forecast,” “outlook,” “guidance,” “intend,” “may,” “might,” “will,” “possible,” “potential,” “predict,” “project,” or other similar words, phrases or expressions. Such statements are predictions only, and are subject to risks and uncertainties that could cause actual events or results to differ materially. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. While it is impossible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things, the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; clinical trial data on our products and product candidates will be unfavorable; our products will not receive marketing approval from regulators or, if approved, do not gain sufficient market acceptance to justify development and commercialization costs; the sales of RELISTOR® and other products by our partners and the revenue and income generated for us thereby may not meet expectations; competing products currently on the market or in development might reduce the commercial potential of our products; we, our collaborators or others might identify side effects after the product is on the market; or efficacy or safety concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales, or other adverse events.

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

Risks and uncertainties to which we are subject also include general economic conditions, including interest and currency exchange-rate fluctuations and the availability of capital; changes in generally accepted accounting principles; the impact of legislation and regulatory compliance; the highly regulated nature of our business, including government cost-containment initiatives and restrictions on third-party payments for our products; trade buying patterns; the competitive climate of our industry; and other factors set forth in this document and other reports filed with the U.S. Securities and Exchange Commission (“SEC”). In particular, we cannot assure you that RELISTOR will be commercially successful or be approved in the future in other formulations, indications or jurisdictions, that any of our other programs will result in a commercial product or that we will be able to successfully complete our integration of EXINI Diagnostics AB (“EXINI”) and to develop and commercialize its products.

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

Additional information concerning Progenics and its business may be available in press releases or other public announcements and quarterly and current reports and documents filed with the SEC. Information on or accessed through our website is not included in Progenics’ SEC filings.

In this document, RELISTOR®, a registered trademark, refers to methylnaltrexone – the active ingredient of RELISTOR – as it has been and is being developed and commercialized by or in collaboration with Salix Pharmaceuticals, Inc., a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), under a license agreement (the “RELISTOR License Agreement”). RELISTOR has received regulatory marketing approval for specific indications, and references to RELISTOR do not imply that any other form or possible use of the drug has received approval. RELISTOR’s approved U.S. label and full U.S. prescribing information is available at www.RELISTOR.com. Other approved labels for RELISTOR apply in ex-U.S. markets. AZEDRA® is a trademark of our Molecular Insight Pharmaceuticals, Inc. (“Molecular Insight”) subsidiary.

Item 1.      Business

Overview

Progenics Pharmaceuticals, Inc. and its subsidiaries (collectively the “Company,” “Progenics”, “we”, or “us”) develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: (1) therapeutic agents designed to precisely target cancer (AZEDRA and 1095); (2) PSMA-targeted imaging agents for prostate cancer (1404 and PyLTM); and (3) imaging analysis tools. Our first commercial product, RELISTOR (methylnaltrexone bromide) for opioid-induced constipation, is partnered with Valeant. Progenics Pharmaceuticals, Inc. was incorporated in the State of Delaware in 1986.

Pipeline

Our goal is to become a preeminent, patient-centric oncology company and we intend to make a difference in how patients with prostate cancer, pheochromocytoma and paraganglioma are diagnosed and treated. Our pipeline includes the following products and product candidates:

Product / Candidate	Description	Status
Ultra-Orphan Theranostic
AZEDRA	Treatment of malignant and/or recurrent pheochromocytoma and paraganglioma	Completed dosing in registrational trial under a Special Protocol Assessment agreement with the U.S. Food and Drug Administration ("FDA"); an Expanded Access Program has been initiated

Prostate Cancer Theranostics
1404	Technetium-99m labeled PSMA targeted SPECT/CT imaging agent for prostate cancer	Phase 3 trial in progress
PyL	Fluorinated PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 2/3 trial in progress
1095	Iodine-131 labeled PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 1 trial initiated in first quarter of 2017
PSMA TTC (Targeted Thorium Conjugate) (antibody licensed to Bayer)	Thorium-227 labeled PSMA-targeted antibody therapeutic for treatment of metastatic prostate cancer	Preclinical development in progress
Prostate cancer bone scan indexing products	Software that quantifies the hotspots on bone scans and automatically calculates the bone scan index value	EXINI bone BSI is currently sold in Europe and Japan; a web-based version is available without charge to researchers in the U.S.; the product has a 510(k) clearance form the FDA

Opioid-Induced Constipation ("OIC") Treatment
RELISTOR-Subcutaneous injection (licensed to Valeant)	Treatment of OIC in adults with chronic non-cancer pain and treatment of OIC in advanced-illness adult patients receiving palliative care when laxative therapy has not been sufficient	Sold in the U.S., European Union, and Canada
RELISTOR-Oral Tablets (licensed to Valeant)	Treatment of OIC in adults with chronic non-cancer pain	Approved by the FDA on July 19, 2016; U.S. commercialization commenced in third quarter of 2016

Our principal clinical-stage product candidates in oncology are:

●

AZEDRA is a radiotherapeutic product candidate in development as a treatment for malignant and/or recurrent pheochromocytoma and paraganglioma, rare tumors found in the adrenal glands and outside of the adrenal glands, respectively. AZEDRA has been granted Breakthrough Therapy and Orphan Drug designations, as well as Fast Track status in the U.S. Under a SPA agreement with the FDA, a Phase 2 registrational trial has been completed in patients with malignant and/or recurrent pheochromocytoma and paraganglioma; there is currently no FDA-approved therapy for the treatment of these ultra-orphan diseases.

●

1404 is a technetium-99m labeled small molecule which binds PSMA and is used as an imaging agent to diagnose and detect localized prostate cancer as well as soft tissue and bone metastases. We have completed a global multi-centered Phase 2 trial assessing the diagnostic accuracy of 1404 imaging in men with high-risk prostate cancer and a multi-center, open-label Phase 3 trial is ongoing to determine the sensitivity and specificity of 1404 to correctly identify whether or not patients have clinically significant prostate cancer (generally, Gleason score >3+4).

●

PyL (also known as [18F]DCFPyL) is a clinical-stage, fluorinated PSMA-targeted Positron Emission Topography (PET) imaging agent for prostate cancer that was discovered and developed at the Center for Translational Molecular Imaging at the Johns Hopkins University School of Medicine. A proof-of-concept study published in the April 2015 issue of the Journal of Molecular Imaging and Biology showed that the uptake of PyL is high in sites of putative metastatic lesions and primary tumors, suggesting the potential for high sensitivity in detecting prostate cancer. A phase 2/3 trial commenced in December 2016 to assess the diagnostic performance of PyL PET/CT imaging to detect prostate cancer in patients with recurrent and/or metastatic disease.

●	1095 is a PSMA-targeted Iodine-131 labeled small molecule that is designed to deliver a dose of beta radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. In collaboration with Memorial Sloan-Kettering Cancer Center, an Investigational New Drug (“IND”) application has been filed in the U.S. and a Phase 1 trial has been initiated.

●

PSMA TTC is a thorium-227 labeled PSMA-targeted antibody therapeutic. The PSMA TTC is designed to deliver a dose of alpha radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. In April 2016, we granted Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer’s alpha-emitting radionuclides.

●

Prostate cancer bone scan indexing products. Exini bone BSI quantifies the hotspots on bone scans of prostate cancer patients and automatically calculates the bone scan index value, representing the disease burden of prostate cancer shown on the bone scan. This quantifiable and reproducible calculation of the bone scan index value is intended to aid in the diagnosis and treatment of prostate cancer and may have utility in monitoring the course of the disease. The prognostic utility of the bone scan index value as a biomarker of prostate cancer is currently being investigated in several clinical trials. EXINI bone BSI has been sold as standalone software to medical institutions in Europe and as a Japanese version to FUJIFILM RI Pharma Co., Ltd. (“Fuji”) in Japan. A web based version of the product has a 510(k) clearance from the FDA and is currently being made available without charge to prostate cancer researchers in the United States as we evaluate its potential.

●

RELISTOR is a treatment for opioid induced constipation (“OIC”) that addresses its underlying mechanism of OIC and decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR Tablets (450 mg once daily) were approved in the U.S. for the treatment of OIC in patients with chronic non-cancer pain in July 2016 and launched commercially in September 2016. RELISTOR subcutaneous injection is approved and is being sold in the U.S., European Union (“E.U.”) and Canada. Under the RELISTOR License Agreement, Valeant is responsible for developing and commercializing RELISTOR.

RELISTOR net sales (losses) and related royalty income (loss) during the years 2014 – 2016 are set forth below. Our recognition of royalty income (loss) for financial reporting purposes is explained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and our consolidated financial statements included elsewhere in this document.

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands)
2016
Net sales	$16,600	$15,900	$22,100	$16,000	$70,600
Royalty income	2,189	2,380	3,319	2,407	10,295

2015
Net sales	$900	$11,900	$8,000	$23,000	$43,800
Royalty income	140	1,773	1,208	3,452	6,573

2014
Net sales (losses)	$4,800	$9,100	$10,800	$(4,400)	$20,300
Royalty income (loss)	723	1,353	1,617	(657)	3,036

We continue to consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development, clinical and commercialization programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Clinical Trial Activities

For purposes of this report, in general Phase 1 trials are initial evaluations of safety in humans which study mechanism of action and metabolism; Phase 2 trials evaluate safety, dosing and activity or efficacy, and continue safety evaluation; and Phase 3 trials involve larger scale evaluations of safety, efficacy and dosing.

Progenics’ practice is and has been to announce commencement and results of all of its significant clinical trials in press releases, medical and scientific meetings and other venues. The following is a summary of current clinical trial activities involving our principal product candidates and RELISTOR.

AZEDRA. In 2006, a Phase 1 trial was commenced with AZEDRA in 11 patients with malignant and/or recurrent pheochromocytoma/paraganglioma and malignant carcinoid tumors to assess the safety, radiation dosimetry, and distribution metabolism of a single imaging dose of this compound. Following completion of this study, two dose-finding studies were conducted to determine a maximum tolerated therapeutic dose, and to assess safety, dosimetry and preliminary efficacy of AZEDRA in 21 patients with malignant and/or recurrent pheochromocytoma/paraganglioma and 15 with high-risk neuroblastoma, respectively.

Subsequently, a Phase 2 trial of AZEDRA was commenced under a Special Protocol Assessment (“SPA”) agreement with the FDA regarding the design of this intended registrational Phase 2 trial to evaluate the efficacy and safety of the administration of two therapeutic doses of the compound in patients with malignant and/or recurrent pheochromocytoma/paraganglioma. The primary efficacy endpoint of this U.S. study was to determine the clinical benefit of AZEDRA based on the proportion of study participants with a reduction of all antihypertensive medication by at least 50% for at least six months. Of the 44 patients who received any dose of AZEDRA, including an imaging dose, prior to the trial suspension in late 2010 by Molecular Insight due to lack of funding, 45.5% of patients reported serious adverse events (“SAEs”), the most common of which were hematologic (11.4%) treatment-related events. Other commonly reported SAEs included constipation, dyspnea and myelodysplastic syndrome (each at 4.5%). One case of constipation (2.3%), one case of dyspnea (2.3%) and both cases of myelodysplastic syndrome (4.5%) were designated as treatment related.

We resumed the Phase 2 trial in December 2014 with the goal of completing the study as specified under the SPA. In July 2015, the FDA designated AZEDRA as a Breakthrough Therapy for the treatment of patients with iobenguane-avid malignant and/or recurrent pheochromocytoma and paraganglioma. In December 2015, we completed enrollment in the Phase 2 registrational trial. A total of 68 patients have been dosed in the study. We expect to report topline data in the first quarter of 2017.

1404. We conducted five Phase 1 trials with 1404 in healthy volunteers as well as men with prostate cancer, to establish proof-of-concept and dosimetry, and to assess a simplified kit preparation as compared to multi-step preparation. We then conducted a Phase 2 trial in the U.S. and Europe to assess the safety and ability of 1404 to detect prostate cancer within the prostate gland. Analysis of 1404 SPECT/CT images from this study showed that uptake of 1404 in the lobes of the prostate gland correlated significantly with Gleason score (p<0.0001). No deaths, SAEs, or adverse events (“AEs”) leading to discontinuations occurred during the study. Of the 105 subjects who received a 1404 injection, 4 subjects reported a total of 10 treatment-emergent adverse events (“TEAEs”) with 1 related to 1404 (infusion site extravasation). No discernible trends in hematology, clinical chemistries, vital signs, or physical findings were observed during the study.

Based on results from these studies, a multi-center, open-label phase 3 trial was initiated in December 2015 to evaluate the specificity of 1404 to detect clinically insignificant prostate cancer and sensitivity of to detect clinically significant disease in patients with low risk prostate cancer who are eligible or currently in active surveillance, but are planning to undergo radical prostatectomy (N=approximately 450 patients). In December 2016, an interim analysis of the ongoing Phase 3 trial was performed. An independent Data Monitoring Committee (“DMC”) completed review of the interim data and recommended that the trial continue. Separately, an agreement with FDA was reached to a modification in the Phase 3 trial’s protocol, allowing patients with very low risk prostate cancer to participate in the trial without having to undergo a radical prostatectomy. In these patients, the specificity and sensitivity of 1404, will be determined by comparison of the results of the patient’s 1404 scan with the histopathology of tissue obtained from a biopsy of that patient, as opposed to the histopathology of tissue obtained from a radical prostatectomy, as continues to be the case with the other men in the trial.

PyL. In July 2015, Progenics and the Johns Hopkins University entered into an exclusive worldwide licensing agreement for PyL, pursuant to which we obtained exclusive, worldwide (excluding Australia and New Zealand) rights to develop and commercialize PyL in PET imaging applications. PyL is a clinical-stage fluorinated PSMA-targeted PET imaging agent for prostate cancer. PyL has shown potential for use in identifying metastatic prostate cancer.

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

In December 2016, we initiated a Phase 2/3 trial to assess the safety and efficacy of PyL in the detection of prostate cancer. In addition to our sponsored studies and clinical trial collaborations we anticipate that PyL’s potential activity will also be explored in investigator sponsored studies at various academic institutions.

1095. In February 2017, a Phase 1 clinical trial with 1095 had begun at Memorial Sloan-Kettering Cancer Center. This Phase 1 open-label, dose-escalation study plans to enroll approximately 30 patients with metastatic castration-resistant prostate cancer (“mCRPC”) who have demonstrated tumor avidity to 1095. The primary objectives of this study include determination of maximum tolerated dose, safety and tolerability, biodistribution, and efficacy. Findings from this trial are intended to guide the decision of an optimal dose for a Phase 2 trial.

Business Acquisition

In November 2015, we concluded a public tender offer (the “Offer”) conducted pursuant to Swedish law to acquire EXINI, which develops advanced imaging analysis tools. As of the end of the offer acceptance period on that date, the Offer had been accepted by shareholders representing a total of 17,794,850 shares, corresponding to 96.81% of the total shares in EXINI. We commenced a judicial process in Sweden for acquiring the remaining shares and EXINI was delisted and ceased to be publicly traded effective as of the close of trading on December 4, 2015. On December 8, 2016, a Swedish arbitral tribunal awarded us advanced title to the remaining shares of EXINI and, as of that date, EXINI became a wholly-owned subsidiary with 100% of the voting shares owned by us.

Royalty Monetization

On November 4, 2016, through a new wholly-owned subsidiary MNTX Royalties, we entered into a loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) pursuant to which HCRP agreed to make term loans in an aggregate principal amount of up to $100.0 million. We borrowed $50.0 million and can borrow an additional $50.0 million, subject to mutual agreement with HCRP, up to twelve months after the closing date. MNTX Royalties was required to make up-front payments to HRCP at the funding of the Royalty-Backed Loan, in the amount of (i) a 1% fee and (ii) $500 thousand for the Lender’s expenses. Under the terms of the Royalty-Backed Loan, the lenders have no recourse to us or to any of our assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under our agreement with Valeant. The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5%.

Under the terms of the loan agreement, payments of interest and principal, if any, under the loan will be made on the last day of each calendar quarter out of RELISTOR royalty payments received since the immediately preceding payment date. On each payment date prior to March 31, 2018, RELISTOR royalty payments received since the immediately preceding payment date will be applied solely to the payment of interest on the loan, with any royalties in excess of the interest amount retained by us. Beginning on March 31, 2018, 50% of RELISTOR royalty payments received since the immediately preceding payment date in excess of accrued interest on the loan will be used to repay the principal of the loan, with the balance retained by us. Starting on September 30, 2021, all of the RELISTOR royalties received since the immediately preceding payment date will be used to repay the interest and outstanding principal balance until the balance is fully repaid. The loan has a maturity date of June 30, 2025. Upon the occurrence of certain triggers in the loan agreement, or if HCRP so elects on or after January 1, 2018, all of the RELISTOR royalty payments received after the immediately preceding payment date shall be applied to the payment of interest and repayment of principal until the principal of the loan is fully repaid. In the event of such an election by HCRP, we have the right to repay the loan without any prepayment penalty.

Research and Development Expenses

Research and development is essential to our business. During each of the years ended December 31, 2016, 2015, and 2014, we incurred research and development costs of $37.6 million, $28.2 million, and $28.6 million, respectively. For additional information relating to our research and development expenses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Research and Development Expenses.

License and Other Agreements

Oncology

In January 2013, we acquired Molecular Insight by purchasing all of its outstanding capital stock for 4,452,593 shares of our common stock in a private transaction. Under the agreement, we also agreed to pay to the former stockholders potential milestones, in cash or our stock at our option, of up to $23.0 million contingent upon achieving specified commercialization events and up to $70.0 million contingent upon achieving specified sales targets relating to the acquired company’s products and the timing of these payments, if any is highly uncertain. In addition to utilizing our own proprietary technology, we have a number of agreements with owners of intellectual property which we use or believe may be useful in the research, development and commercialization of product candidates, including:

•

A 2012 co-exclusive license agreement with the University of Zurich and the Paul Scherrer Institute for worldwide sublicensable rights to certain intellectual property related to production methodologies relevant to 1404. Under this agreement, we maintain related patent rights and are obligated to pay low single-digit royalties on products using the licensed technology, license maintenance fees creditable against royalties, an annual fee for an option to expand the license’s field of use, and clinical and regulatory milestone payments aggregating approximately $1.1 million. The agreement may be terminated by the licensors upon certain material defaults by, and automatically terminates upon certain bankruptcy events relating to Molecular Insight, and may be terminated by us on prior written notice.

•

A 2012 out-license agreement with Fuji for the development and commercialization of 1404 in Japan. Under this agreement, we received upfront and milestone payments, of $3.0 million and $1.0 million, respectively, and we have the right to receive additional potential future milestone and royalty payments.

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

In August 2015, we entered into an exclusive worldwide licensing agreement for PyL with Johns Hopkins University. PyL, when used in conjunction with high-resolution PET imaging, has shown potential for use in identifying prostate cancer and sites of distant metastasis. Progenics intends to focus the development of PyL with high resolution PET imaging to detect and localize recurrent disease in patients who have experienced a biochemical relapse. Under this agreement, we are obligated to pay milestone payments, low single-digit royalties, patent costs and minimum annual royalties which are creditable against royalties, aggregating approximately $2.8 million.

In April 2016, we entered into an agreement with a Bayer subsidiary granting Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer’s alpha-emitting radionuclides. Under this agreement, we received an upfront payment of $4.0 million and two milestone payments totaling $3.0 million and we have the right to receive up to an additional $46.0 million in potential future development milestones and up to $130.0 million in commercialization milestones as well as royalty payments.

We have a collaboration agreement with Seattle Genetics, Inc. (“SGI”) under which SGI has granted us an exclusive worldwide license to its proprietary antibody-drug conjugate technology. We have the right to use this technology, which is based in part on technology licensed by SGI from third parties, to link chemotherapeutic agents to our monoclonal antibodies that target prostate specific membrane antigen utilizing technology licensed to us, through Cytogen Corporation, from Sloan-Kettering Institute for Cancer Research. We are responsible for research, product development, manufacturing and commercialization of all products, and are obligated to make maintenance and milestone payments and to pay royalties to SGI and its licensors, as applicable, on a percentage of net sales. The SGI agreement terminates at the later of (i) the tenth anniversary of the first commercial sale of each licensed product in each country or (ii) the latest date of expiration of patents underlying the licensed products. We may terminate the agreement upon advance written notice; SGI may terminate if we fail to cure a breach of an SGI in-license after written notice; and either party may terminate after written notice upon an uncured breach or in the event of the other party’s bankruptcy.

RELISTOR

Under the RELISTOR License Agreement, Valeant is responsible for developing and commercializing RELISTOR worldwide, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations, and marketing and selling the product. Valeant is marketing RELISTOR directly through its specialty sales force in the U.S., and outside the U.S. directly through distribution and marketing partners. Under our Agreement with Valeant, we recognized a development milestone of $40 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, and a development milestone of $50 million for the U.S. marketing approval of an oral formulation of RELISTOR in July 2016. We are also eligible to receive up to $200 million of commercialization milestone payments upon achievement of specified U.S. sales targets, including:

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

The RELISTOR License Agreement may be terminated by either party upon an uncured material breach or specified bankruptcy events. In addition, Valeant may terminate the RELISTOR License Agreement for unresolved safety or efficacy issues or at its discretion upon specified prior notice at any time, subject to our one-time right to postpone such termination for a specified period of time if we have not successfully transitioned the development and commercialization of the drug despite good faith and diligent efforts. See Risk Factors.

We have licensed to Valeant our exclusive rights to develop and commercialize methylnaltrexone, the active ingredient of RELISTOR, which we in-licensed from the University of Chicago (“UC”). Our agreement with UC provides for an exclusive license to intellectual property in exchange for development and potential commercialization obligations, low single-digit royalties on commercial sales of resulting products and single-digit percentages of milestone and sublicensing revenues, and shared patent policing responsibilities. The UC agreement, as amended in connection with our RELISTOR collaborations, including substantially all of our payment obligations thereunder, expires by its terms upon the expiration of the last to expire of the patents licensed thereunder, the last-to-expire of which expires in 2017.

Valeant has also entered into license and distribution agreements to expand its sales channels outside of the U.S. for RELISTOR. In January 2016, Valeant entered into a distribution agreement with Swedish Orphan Biovitrum AB, also known as Sobi, for RELISTOR in Western Europe, Russia and Greece. In 2016, we recognized license revenue of $720 thousand for our share of the upfront payment Valeant received from Lupin Limited pursuant to a distribution agreement for RELISTOR in Canada.

Patents and Proprietary Technology

Protection of our intellectual property rights is important to our business. We seek U.S. patent protection for many of our inventions, and generally file patent applications in Canada, Japan, European countries that are party to the European Patent Convention, and other countries on a selective basis in order to protect inventions we consider to be important to the development of business in those areas. Generally, patents issued in the U.S. are effective for either (i) 20 years from the earliest asserted filing date, if the application was filed on or after June 8, 1995, or (ii) the longer of 17 years from the date of issue or 20 years from the earliest asserted filing date, if the application was filed prior to that date.

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

The original patents surrounding the AZEDRA program were licensed by Molecular Insight from the University of Western Ontario (“UWO”). The patent family directed to processes for making polymer precursors, as well as processes for making the final product, expire in 2018 in the U.S. and Canada. Other licensed patent families from UWO relate to alternative approaches for preparing AZEDRA, which if implemented, would expire in 2024 worldwide. Progenics has pending applications worldwide directed to manufacturing improvements and the resulting compositions which, if issued, would expire in 2035.

Owned and in-licensed properties relating to 1404 have expiration ranges of 2020 to 2029; we view as most significant the composition-of-matter patent on the compound, as well as technetium-99 labeled forms, which expire in 2029 worldwide. Patent applications directed to methods of use are pending worldwide, which if issued would expire in 2034.

The PyL patent family was licensed from Johns Hopkins University. Patent protection for the compound, radiolabeled forms of the compound, as well as methods of use, expire in 2030 in the U.S. Corresponding patent family members are pending or issued worldwide, all expiring in 2029.

Company-owned properties relating to 1095 have expiration ranges of 2027 to 2031 in the U.S. We view as most significant the composition-of-matter patent on this compound, as well as radiolabeled forms, which expires in 2027 in the U.S., as well as Europe. Additional U.S. patents are directed to stable compositions and radiolabeling processes which expire in 2030 and 2031, respectively.

We own properties relating to automated detection of bone cancer metastases through our acquisition of EXINI. The patents on this technology expire in 2028.

The intellectual property directed to PSMA antibody-drug conjugate comprises co-owned and in-licensed properties. Composition-of-matter patents have expirations of 2022 and 2023 in the U.S and a pending U.S. application which would expire in 2026, if issued. A U.S. patent directed to methods of use expires in 2031. Corresponding foreign counterparts to the U.S. composition-of-matter patents in Europe and certain other markets will expire 2022 and 2026, along with a method of use patent which expires in 2029. We view all of these patents as significant.

With regard to our RELISTOR-related intellectual property, the composition-of-matter patent for the active ingredient of RELISTOR, methylnaltrexone, was invented in the 1970’s and has expired. The University of Chicago, as well as us and our collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Valeant has listed in the FDA Orange Book six U.S. patents relating to subcutaneous RELISTOR, which have expiration dates ranging from 2017 to 2030, and six U.S. patents relating to RELISTOR tablet, which have expiration dates ranging from 2017 to 2031. Three Canadian patents (expiring in 2024 and 2027) have been listed with Health Canada relating to subcutaneous RELISTOR.

We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of others investigating and developing technologies, imaging agents and drug candidates directed toward PSMA or related compounds as well as in the case of methylnaltrexone other peripheral opioid antagonists, and of patents and applications held or filed by others in those areas. The validity of issued patents, patentability of claimed inventions in pending applications and applicability of any of them to our programs are uncertain and subject to change, and patent rights asserted against us could adversely affect our ability to commercialize or collaborate with others on specific products.

Research, development, and commercialization of a biopharmaceutical product often require choosing between alternative development and optimization routes at various stages in the development process. Preferred routes depend upon current – and may be affected by subsequent – discoveries and test results and cannot be identified with certainty at the outset. There are numerous third-party patents in fields in which we work, and we may need to obtain license under patents of others in order to pursue a preferred development route of one or more of our product candidates. The need to obtain a license would decrease the ultimate value and profitability of an affected product. If we cannot negotiate such a license, we might have to pursue a less desirable development route or terminate the entire program altogether.

Government Regulation

We and our product candidates are subject to comprehensive regulation by the FDA and comparable authorities in other countries. Pharmaceutical regulation currently is a topic of substantial interest in lawmaking and regulatory bodies in the U.S. and internationally, and numerous proposals exist for changes in FDA and non-U.S. regulation of pre-clinical and clinical testing, approval, safety, effectiveness, manufacturing, storage, recordkeeping, labeling, marketing, export, advertising, promotion and other aspects of biologics, small molecule drugs and medical devices, many of which, if adopted, could significantly alter our business and the current regulatory structure described below. See Risk Factors.

FDA Regulation

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

None of our product candidates other than RELISTOR has received marketing approval from the FDA or any other regulatory authority. The process required by the FDA before product candidates may be approved for marketing in the U.S. generally involves:

●	pre-clinical laboratory and animal tests;
●	submission to and favorable review by the FDA of an investigational new drug application before clinical trials may begin;
●

adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication (animal and other nonclinical studies also are typically conducted during each phase of human clinical trials);

●	submission to the FDA of a marketing application; and
●	FDA review of the marketing application in order to determine, among other things, whether the product is safe and effective for its intended uses.

Pre-clinical tests include laboratory evaluation of product chemistry and animal studies to gain preliminary information about a compound’s pharmacology and toxicology and to identify safety problems that would preclude testing in humans. Since product candidates must generally be manufactured according to current Good Manufacturing Practices (“cGMP”), pre-clinical safety tests must be conducted by laboratories that comply with FDA good laboratory practices regulations. Pre-clinical testing is preceded by initial research related to specific molecular targets, synthesis of new chemical entities, assay development and screening for identification and optimization of lead compound(s).

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

When a product candidate is found in Phase 2 evaluation to have an effect and an acceptable safety profile, Phase 3 trials are undertaken in order to further evaluate clinical efficacy and test for safety within an expanded population. Safety studies are conducted in accordance with the FDA’s International Conference on Harmonization Guidelines. Phase 2 results do not guarantee a similar outcome in Phase 3 trials. The FDA may suspend clinical trials at any point in this process if it concludes that clinical subjects are being exposed to an unacceptable health risk.

A New Drug Application (“NDA”) is an application to the FDA to market a new drug. A Biologic License Application (“BLA”) is an application to market a biological product. The new drug or biological product may not be marketed in the U.S. until the FDA has approved the NDA or issued a biologic license. The NDA must contain, among other things, information on chemistry, manufacturing and controls; non-clinical pharmacology and toxicology; human pharmacokinetics and bioavailability; and clinical data. The BLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. Supplemental NDAs (“sNDAs”) are submitted to obtain regulatory approval for additional indications for a previously approved drug, and are reviewed by the FDA in a similar manner.

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

Orphan Drug, Fast Track, and Breakthrough Therapy Designations

Other FDA regulations and policies relating to drug approval have implications for certain of our current or future product candidates, particularly AZEDRA. Designation as an Orphan Drug is available under U.S., E.U., and other laws for drug candidates intended to treat rare diseases or conditions, and which if approved are granted a period of market exclusivity, subject to various conditions. Orphan Drug designation does not shorten or otherwise convey any advantage in the regulatory approval process. Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is intended to treat a rare disease or condition, generally defined as a patient population of fewer than 200,000 in the U.S.. AZEDRA is designated as an Orphan Drug.

In the U.S., Orphan Drug designation entitles a party to certain financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to Orphan Drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity.

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

The FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

In 2012, as part of the Food and Drug Administration Safety and Improvement Act, a new regulatory scheme was established allowing expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Finally, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

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

In E.U. countries, Canada, Australia, and Japan, regulatory requirements and approval processes are similar in principle to those in the U.S. Regulatory approval in Japan requires that clinical trials of new drugs be conducted in Japanese patients. Depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in E.U. countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all E.U. countries, but each method grants all participating countries some decision-making authority in product approval. The centralized procedure, which is mandatory for biotechnology derived products, results in a recommendation in all member states, while the E.U. mutual recognition process involves country-by-country approval.

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

Other Regulation

In addition to regulations enforced by the FDA, we are also subject to regulation under the U.S. Occupational Safety and Health Act, Environmental Protection Act, Toxic Substances Control Act, Resource Conservation and Recovery Act, and various other current and potential future U.S. federal, state or local regulations. In addition, our research is dependent on maintenance of licenses from various authorities permitting the acquisition, use and storage of quantities of radioactive isotopes that are critical for its manufacture and testing of research products. Biopharmaceutical research and development generally involves the controlled use of hazardous materials, chemicals, viruses, and various radioactive compounds. Even strict compliance with safety procedures for storing, handling, using and disposing of such materials prescribed by applicable regulations cannot completely eliminate the risk of accidental contaminations or injury from these materials, which may result in liability for resulting legal and regulatory violations as well as damages.

Manufacturing

Under the RELISTOR License Agreement, Valeant is responsible for the manufacture and supply, at its expense, of all active pharmaceutical ingredient (“API”) and finished and packaged products for its RELISTOR commercialization efforts, including contracting with contract manufacturing organizations (“CMOs”) for supply of RELISTOR API and subcutaneous and oral finished drug product.

As to our other product candidates, the manufacture of biopharmaceuticals and radiopharmaceuticals is relatively complex and requires significant capital expenditures. As part of our ongoing efforts to manage our development costs and timely execute on our development plans, we rely on third parties for clinical manufacturing. We have engaged third-party CMOs to manufacture API and finished drug products for clinical trial supplies of AZEDRA, and are engaged in the process of putting in place sufficient manufacturing capacity to deliver commercial supplies in advance of the anticipated approval of AZEDRA. We have also partnered with third-parties to produce clinical trial supplies of 1404, PyL, and 1095, and may in the future undertake such efforts with respect to other assets and programs. As a result, we depend significantly on the availability of high quality CMO services. If we are unable to arrange for satisfactory CMO services, we would need to undertake such responsibilities on our own, resulting in our having to incur additional expenses and potentially delaying the development of our product candidates. See Risk Factors.

Commercial Organization

We plan to commercialize AZEDRA in the U.S. ourselves, if regulatory approval is obtained, and to seek strategic partnerships to commercialize AZEDRA in other countries. We plan to begin building a small commercial organization for our U.S. efforts following receipt of the definitive data from the Phase 2b registrational trial for AZEDRA, which is expected by the end of the first quarter of 2017.

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

RELISTOR was the first FDA-approved product for any indication involving OIC. We are, however, aware of other approved and marketed products, as well as candidates in pre-clinical or clinical development, that target the side effects of opioid pain therapy. In September 2014, the FDA approved MOVANTIK® (naloxegol), an oral peripheral mu-opioid receptor antagonist for patients with OIC developed by a Nektar Therapeutics-AstraZeneca PLC collaboration, which also has a related combination product in early stage development. MOVANTIK was made available to patients in 2015. In December 2014, AstraZeneca was granted a Marketing Authorization by the European Commission for MOVENTIG® (naloxegol) for the treatment of OIC in adult patients who have had an inadequate response to laxative(s). Cubist Pharmaceuticals, a subsidiary of Merck & Co., Inc., markets ENTEREG® (alvimopan) for the treatment of postoperative ileus, and has completed Phase 3 testing of a compound for OIC in chronic-pain patients. Sucampo Pharmaceuticals, Inc., in collaboration with Takeda Pharmaceutical Company Limited, markets AMITIZA® (lubiprostone), a selective chloride channel activator, for chronic idiopathic (non-opioid related) constipation, and in April 2013 received FDA approval of this drug for opioid-induced constipation. Shionogi & Co. filed an NDA with the FDA for Symproic®, another mu-opioid receptor antagonist, for patients with OIC. The target action date for Symproic under the Prescription Drug User Fee Act (“PDUFA”) is March 23, 2017. In December 2016, Shionogi and Purdue Pharma L.P. announced the establishment of an alliance for the joint U.S. launch and commercialization of Symproic. Theravance, Inc. has completed Phase 2 clinical testing of an oral peripheral mu-opioid antagonist. In Europe, Mundipharma International Limited markets TARGIN® (oxycodone/naloxone), a combination of an opioid and a systemic opioid antagonist. Other prescription, as well as over-the-counter (“OTC”), constipation products are also prescribed first line for OIC.

As to our oncology pipeline, radiation and surgery are two traditional forms of treatment for prostate cancer. If the disease spreads, hormone (androgen) suppression therapy is often used to slow the cancer’s progression, but this form of treatment can eventually become ineffective. We are aware of several competitors who are developing or have received approval for treatments for castration-resistant prostate cancer, including Johnson & Johnson subsidiary Janssen Biotech, Inc.’s ZYTIGA® (abiraterone acetate), approved for use in combination with prednisone as a second-line (after chemotherapy with docetaxel) for metastatic castration-resistant prostate cancer treatment, and later for use with prednisone for metastatic castration-resistant disease before the use of chemotherapy; Medivation, Inc.’s XTANDI® (enzalutamide), approved for patients with metastatic castration-resistant prostate cancer previously treated with docetaxel, and later for treatment of patients with metastatic castration-resistant prostate cancer before use of chemotherapy; and Bayer HealthCare Pharmaceuticals Inc.’s ALPHARADIN® (radium-223 dichloride) (marketed as XOFIGO®), approved for treatment of patients with castration-resistant prostate cancer, symptomatic bone metastases and no known visceral metastatic disease. Competitive products to our PSMA-targeted imaging agents include PROSTASCINT®, which Aytu Bioscience Inc. acquired from Jazz Pharmaceuticals in 2015 and which is approved for detection of metastatic prostate cancer or relapsed or high-risk prostate cancer patients; and Blue Earth Diagnostic, Inc.’s AxuminTM (fluciclovine F 18), approved in 2016 as a diagnostic agent for injection that can be used to detect recurring prostate cancer.

There are currently no approved anticancer treatments in the U.S. for malignant and/or recurrent pheochromocytoma/paraganglioma.

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

Product Liability

The testing, manufacturing and marketing of our product candidates and products involves an inherent risk of product liability attributable to unwanted and potentially serious health effects. To the extent we elect to test, manufacture or market product candidates and products independently, we bear the risk of product liability directly. We maintain product liability insurance coverage in amounts and pursuant to terms and conditions customary for our industry, scale, and the nature of our activities. Where local statutory requirements exceed the limits of our existing insurance or local policies of insurance are required, we maintain additional clinical trial liability insurance to meet these requirements. This insurance is subject to deductibles and coverage limitations. The availability and cost of maintaining insurance may change over time.

Human Resources

At December 31, 2016, we had 58 full-time employees, 11 of whom hold Ph.D. degrees and 2 of whom hold M.D. degrees. At that date, 37 employees were engaged in research and development, medical, regulatory affairs, and manufacturing related activities and 21 were engaged in finance, legal, administration, sales, and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Our business and operations entail a variety of serious risks and uncertainties and are inherently risky. The research and development programs on which we focus involve novel approaches to human therapeutics. Our principal product candidates are in clinical development, and in some respects involve technologies with which we have limited prior experience. We are subject to the risks of failure inherent in the development and commercialization of product candidates based on new technologies. There is little precedent for the successful commercialization of products based on our technologies, and there are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able successfully to develop further any of our product candidates. We and our RELISTOR and other collaborators must successfully complete clinical trials and obtain regulatory approvals for potential commercial products. Once approved, if at all, commercial product sales are subject to general and industry-specific local and international economic, regulatory, technological and policy developments and trends. Delays, higher costs or other weaknesses in manufacturing process capability of our CMOs could hinder the research, development and commercialization of our product pipeline. The oncology space in which we operate presents numerous significant risks and uncertainties that may be expected to increase to the extent it becomes more competitive or less favored in the commercial healthcare marketplace.

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

We have limited internal resources with conducting clinical trials, and we rely on or obtain the assistance of others to design, conduct, supervise, or monitor some or all aspects of some of our clinical trials, including our ongoing Phase 3 trial of 1404, Phase 2/3 trial of PyL, and Phase 1 trial of 1095. We have less control over the timing and other aspects of clinical trials for which we rely on third parties, such as CROs, clinical data management organizations, medical institutions or clinical investigators, than if we conducted them entirely on our own. These third parties may also have relationships with other entities, some of which may be our competitors. In all events, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires us to comply with good clinical practices for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

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

Even if our product candidates obtain marketing approval, our ability to generate revenue will be diminished if our products are not accepted in the marketplace, or if we or our collaboration partners select pricing strategies for our products that are less competitive than those of our competitors, or fail to obtain acceptable prices or an adequate level of reimbursement for products from third-party payers or government agencies.

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

Under our agreements with Valeant relating to RELISTOR, we rely on Valeant to, among other things, effectively commercialize the product and manage pricing, sales and marketing practices and inventory levels in the distribution channel. Assessing and reporting on these and other activities and metrics in connection with RELISTOR has become increasingly difficult as a result of financial reporting and internal control issues that have surfaced both at Valeant and its predecessor as our RELISTOR licensee, Salix. Our already limited visibility into the internal operations of Valeant and reliance on Valeant to accurately report information concerning the commercialization of RELISTOR has been further obscured by certain recent events at Valeant. On February 22, 2016 Valeant announced that it believed that approximately $58 million of net revenues previously recognized in the second half of 2014 should not have been recognized during that period, and that it expected to delay the filing of its Annual Report on Form 10-K. Both Valeant’s Form 10-K for 2015 and its Form 10-Q for the first quarter of 2016 were filed late, resulting in Valeant receiving notices of default from certain of its noteholders, in each instance. We remain exposed to Valeant’s credit risk and the possibility of default under the RELISTOR License Agreement in the event that Valeant were to terminate the agreement at its discretion or to become insolvent or bankrupt. In the event of a Valeant bankruptcy, Valeant may be able to reject our agreements with it related to RELISTOR such that it would no longer be obligated to commercialize the product or provide related services, or to assign those agreements without our consent to third parties with an unknown capacity to commercialize and market the product, which could expose us to greater counterparty risk of breaches under such agreements. Valeant further announced that it continued to work with its independent advisors in its ongoing assessment of the impact on financial reporting and internal controls of the accounting issues it had discovered Valeant commenced remediation efforts with respect to financial reporting and internal controls in the second quarter of 2016, and restated certain previously issued financial statements in its report on Form 10-Q for the same quarter. However, there is no assurance as to the adequacy of such efforts in averting future losses incurred in connection with any failures of Valeant’s internal controls. Furthermore, prior to its acquisition by Valeant, Salix disclosed in January of 2015, in connection with an internal review of issues related to its management’s prior characterizations of wholesaler inventory levels, that Salix’s previously issued audited consolidated financial statements for the year ended December 31, 2013 and the first nine months of 2014, and the disclosures and related communications for each of those periods, required correction of certain errors and should no longer be relied upon. Valeant continues its efforts to assess and manage the potential ramifications relating to Salix's restatement of its historical financial results and Valeant’s internal control over financial reporting.

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

Under our license agreement with Valeant, we are dependent on Valeant for compliance with these regulatory requirements as they apply to RELISTOR. Valeant’s subsidiary Salix disclosed that in February 2013 it received a subpoena from the U.S. Attorney’s Office for the Southern District of New York requesting documents regarding its sales and promotional practices for RELISTOR and certain of its other products, that it is continuing to respond to the subpoena and intends to cooperate fully with the subpoena and related government investigation, which has and will continue to increase its legal expenses and might require management time and attention Salix subsequently has become the subject of an SEC investigation and, beginning on November 7, 2014, the target of three putative class action lawsuits filed by shareholders of Salix. Valeant has indicated that as of the filing of its report on Form 10-K for the year ended December 31, 2016, it cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on Salix or Valeant arising out of the SEC investigation. Accordingly, no assurance can be given as to Valeant’s financial condition or results of operations, or ability to meet its royalty or milestone obligations to Progenics.

Our products may face regulatory, legal or commercial challenges even after approval.

Even if a product receives regulatory approval:

●

It might not obtain labeling claims necessary to make the product commercially viable (in general, labeling claims define the medical conditions for which a drug product may be marketed, and are therefore very important to the commercial success of a product), or may be required to carry Boxed or other warnings that adversely affect its commercial success.

●

Approval may be limited to uses of the product for treatment or prevention of diseases or conditions that are relatively less financially advantageous to us than approval of greater or different scope or subject to an FDA-imposed REMS that imposes limits on the distribution or use of the product.

●

Side effects (including different or aggravated effects such as SAEs encountered in our 1095 program) identified after the product is on the market might hurt sales or result in mandatory safety labeling changes, additional pre-clinical testing or clinical trials, imposition of a REMS, product recalls or withdrawals from the market.

●

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

Owned and in-licensed properties relating to the 1404 product candidate have expiration ranges of 2020 to 2029; we view as most significant the composition-of-matter patent on the compound, as well as technetium-99 labeled forms, which expires in 2029 worldwide. Patent applications directed to methods of use are pending worldwide, which if issued would expire in 2034.

Patent protection for the PyL compound, radiolabeled form of the compound, as well as methods of use expire in 2030 in the United States. Corresponding patent family members are pending or issued worldwide, all with expirations of 2029.

Company-owned properties relating to MIP-1095 have expiration ranges of 2027 to 2031 in the U.S. We view as most significant the composition-of-matter patent on this compound, as well as radiolabeled forms, which expires in 2027 in the U.S., as well as Europe. Additional U.S. patents are directed to stable compositions and radiolabeling processes which expire in 2030 and 2031, respectively.

We own properties relating to automated detection of bone cancer metastases through our acquisition of EXINI. The patents on this technology expire in 2028.

With respect to PSMA antibody-drug conjugate, currently issued composition-of-matter patents comprising co-owned and in-licensed properties have expiration ranges of 2022 to 2023 in the U.S. and a pending U.S. application which would expire in 2026, if issued. A U.S. patent directed to methods of use expires in 2031. Corresponding foreign counterparts to the U.S. composition-of-matter patents will expire 2022 and 2026, along with a method of use patent which expires in 2029. We view all of these patents as significant.

With regard to our RELISTOR-related intellectual property, the composition-of-matter patent for the active ingredient of RELISTOR, methylnaltrexone, was invented in the 1970’s and has expired. The University, as well as Progenics and its collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Valeant has listed in the FDA Orange Book six U.S. patents relating to subcutaneous RELISTOR, which have expiration dates ranging from 2017 to 2030. Six Orange Book listed U.S. patents relating to Relistor tablets, have expiration dates ranging from 2017 to 2031. Three Canadian patents (expiring 2024 and 2027) have been listed with Health Canada relating to subcutaneous Relistor.

.

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

Most of our product candidates, including RELISTOR, incorporate intellectual property licensed from third parties. For example, PyL utilizes technology licensed to us from Johns Hopkins University. We could lose the right to patents and other intellectual property licensed to us if the related license agreement is terminated due to a breach by us or otherwise. Our ability, and that of our collaboration partners, to commercialize products incorporating licensed intellectual property would be impaired if the related license agreements were terminated. In addition, we are required to make substantial cash payments, achieve milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, to maintain rights under our intellectual property licenses. Due to the nature of these agreements and the uncertainties of research and development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses. If we do not comply with our license agreements, the licensors may terminate them, which could result in our losing our rights to, and therefore being unable to commercialize, related products.

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

There may be patent or other intellectual property rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products infringe patent or other intellectual property rights of others, the owners of those rights could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any rights that we infringe may not be available on acceptable terms or at all. We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating PSMA or related compounds and monoclonal antibodies directed at PSMA, and methylnaltrexone and other peripheral opioid antagonists, and of patents held, and patent applications filed, by these groups in those areas. While the validity of these issued patents, the patentability of these pending patent applications and the applicability of any of them to our products and programs are uncertain, if asserted against us, any related patent or other intellectual property rights could adversely affect our ability to commercialize our products.

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

Our ability to generate revenue in the near term depends on the timing of achievement, if any, of certain payment triggering events under our existing collaboration agreements and our ability to enter into additional collaboration agreements with third parties. We may not be successful in negotiating additional collaboration arrangements with pharmaceutical and biotechnology companies to develop and commercialize product candidates and technologies. If we do not enter into new collaboration arrangements, we would have to devote more of our resources to clinical product development and product launch activities and to seeking additional sources of capital to fund those activities. If we were not successful in seeking such capital, our cash burn rate would increase or we would need to take steps to reduce our rate of product development. Our ability to enter into new collaborations may be dependent on many factors, such as the results of clinical trials, competitive factors and the fit of our programs with the risk tolerance of a potential collaborator, including in relation to regulatory issues, the patent portfolio, the clinical pipeline, the stage of the available data, overall corporate goals, and financial position. If we are not able to generate revenue under our collaborations when and in accordance with our expectations or the expectations of industry analysts, this failure could harm our business and have an immediate adverse effect on the trading price of our common stock.

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

We and our CMOs handle hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we or our CMOs do business. If we or our CMOs are involved in a hazardous waste spill or other accident, we or our CMOs could be liable for damages, penalties or other forms of censure.

Research and development work and manufacturing processes with our pipeline products involve the use of hazardous, controlled and/or radioactive materials. We and our CMOs are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. Despite procedures that we and our CMOs implement for handling and disposing of these materials, the risk of accidental contamination or injury cannot be eliminated. In the event of a hazardous waste spill or other accident, we or our CMOs could be liable for damages, penalties or other forms of censure. There may be significant costs to comply with applicable environmental laws and regulations in the future, and such costs may be incurred by us directly or passed through to us by our CMOs. In the event of the damages, penalties, censures or higher costs outlined above, the efficiency and cost of our research, development and commercialization pipeline may be adversely impacted.

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

Although we currently conduct nearly all of our business in the U.S., we are developing internationally and therefore have an increased exposure to foreign legal requirements, economic and political conditions and fluctuations in foreign currency exchange rates. We expect that we will continue to seek global opportunities for our products and to develop our business outside the U.S. in the future. Such opportunities and development will inherently subject us to a number of risks and uncertainties, including:

●	changes in international regulatory and compliance requirements that could restrict our ability to develop, market and sell our products;
●	political and economic instability;
●	the impact of the vote by the United Kingdom decided by referendum to leave the European Union (commonly referred to as “Brexit”);
●	diminished protection of intellectual property in some countries outside of the U.S.;
●	trade protection measures and import or export licensing requirements;
●	difficulty in staffing and managing international operations;
●	differing labor regulations and business practices;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	changes in international medical reimbursement policies and programs;
●	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates; and
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

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance of AZEDRA or any of our other drug candidates. If there is not sufficient reimbursement for our future drugs, it is less likely that such drugs will be widely used.

Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products or services, and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs. Such legislation, or similar regulatory changes or relaxation of laws that restrict imports of drugs from other countries, could reduce the net price we receive for any future marketed drugs. As a result, our future drugs might not ultimately be considered cost-effective.

We cannot be certain that reimbursement will be available for AZEDRA or any other drug candidates that we develop. Also, we cannot be certain that reimbursement policies will not reduce the demand for, or the price paid for, any future drugs. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize AZEDRA or any other drug candidates that we develop.

In general, other factors that could affect the demand for and sales and profitability of our future drugs include, but are not limited to:

●	the timing of regulatory approval, if any, of competitive drugs;
●	our or any other of our partners' pricing decisions, as applicable, including a decision to increase or decrease the price of a drug, and the pricing decisions of our competitors;
●	government and third-party payor reimbursement and coverage decisions that affect the utilization of our future drugs and competing drugs;
●

negative safety or efficacy data from new clinical studies conducted either in the U.S. or internationally by any party could cause the sales of our future drugs to decrease or a future drug to be recalled;

●	the degree of patent protection afforded our future drugs by patents granted to or licensed by us and by the outcome of litigation involving our or any of our licensor's patents;
●	the outcome of litigation involving patents of other companies concerning our future drugs or processes related to production and formulation of those drugs or uses of those drugs;
●	the increasing use and development of alternate therapies;
●	the rate of market penetration by competing drugs; and
●	the termination of, or change in, existing arrangements with our partners.

Any of these factors could have a material adverse effect on the sales of any drug candidates that we may commercialize in the future.

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

The extent to which any of our products achieves market acceptance will depend on competitive factors. Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many for-profit companies and major universities and research institutions in the U.S. and abroad. We face competition from companies marketing existing products or developing new products for diseases and conditions targeted by our technologies. We are aware of a number of products and product candidates, including those described in this Annual Report under Business – Competition, which compete or may potentially compete with RELISTOR, PSMA-targeted imaging agents and therapeutics, or our other product candidates. For instance, there are product candidates in pre-clinical or clinical development that target the side effects of opioid pain therapy, and a marketed product for the treatment of post-operative ileus could compete with RELISTOR. We are aware of several competitors, including those described under Business – Competition, which have received approval for or are developing alternative treatments or diagnostics for castration-resistant prostate cancer, some of which are directed against PSMA. Any of these competing approved products or product candidates, or others which may be developed in the future, may achieve a significant competitive advantage relative to RELISTOR, 1404, AZEDRA, PyL, 1095, or other product candidates.

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

Financial Risks

We have outstanding debt - and failure by us or our royalty subsidiary to fulfill our obligations under the applicable loan agreements may cause the repayment obligations to accelerate.

In November 2016, our subsidiary, MNTX Royalties, entered into a Royalty-Backed Loan with HCRP pursuant to which MNTX Royalties borrowed $50 million and have the ability, subject to mutual agreement with HCRP, to borrow an additional $50 million up to twelve months after the initial closing date of the loan. The loan will be repaid from the royalty payments from the commercial sales of RELISTOR products owed under our agreement with Valeant.

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

As of December 31, 2016, our outstanding debt amounted to $49.5 million, which could increase by $50 million upon MNTX and HRCP’s mutual agreement, over the ensuing year. These levels could have adverse consequences for us, including:

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

We incur significant costs to develop our product candidates. We do not have committed external sources of funding for these projects. We fund our operations to a significant extent from capital-raising. We may do so via equity securities issuances in public offerings, such as our first quarter 2014 $37.5 million underwritten public offering of 8.75 million shares of common stock, through our three-year facility with an investment bank pursuant to which we may sell from time to time up to $75.0 million of our stock in at-the-market transactions, or through further debt financing. We may also fund operations through collaboration, license, further royalty financings, private placement or other agreements with one or more pharmaceutical or other companies, or the receipt of milestone and other payments for out-licensed products. To the extent we raise additional capital by issuing equity securities, existing stockholders could experience substantial dilution, and if we issue securities other than common stock, new investors could have rights superior to existing stockholders. Any further debt financing that we may obtain may involve operating covenants that restrict our business and significant repayment obligations. To the extent we raise additional funds through new collaboration and licensing arrangements, we may be required to relinquish some rights to technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

We have a history of operating losses.

Progenics has incurred substantial losses throughout its history. A large portion of our revenue has historically consisted of upfront and milestone from licensing transactions. We have reported operating losses for 2015 and while we reported operating income for 2016 and 2014, as a result of milestone payments from Valeant, the timing and amount of any similar transactions in the future is highly unpredictable and uncertain. Without upfront or other such payments, we operate at a loss, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. Moreover, we have derived no significant revenue from product sales and have only in the last several years derived revenue from royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur net operating losses and negative cash flow from operations in the future, which could increase significantly if we expand our clinical trial programs and other product development efforts. Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval for and then commercializing our product candidates, either alone or with others. We may not be able to develop and commercialize products beyond subcutaneous RELISTOR for OIC in patients with advanced illness and for those with chronic, non-cancer pain and RELISTOR Tablets for adult patients with chronic, non-cancer pain. Our operations may not be profitable even if any of our other product candidates under development are commercialized.

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

We currently have significant net operating losses (“NOLs”) that may be used to offset future taxable income. The U.S. Internal Revenue Code limits the amount of taxable income that may be offset annually by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation, and our use of NOL carryforwards may be further limited as a result of any future equity transactions that result in an additional change of control.

Progenics’ stock price has a history of volatility and may be affected by selling pressure, including in the event of substantial sales of Progenics stock by former Molecular Insight stockholders. You should consider an investment in Progenics stock as risky and invest only if you can withstand a significant loss.

Our stock price has a history of significant volatility. It has varied between a high of $9.78 and a low of $3.61 in 2016 and between a high of $11.15 and a low of $4.86 in 2015. Factors that may have a significant impact on the market price of our common stock include the results of clinical trials and pre-clinical studies undertaken by us or others; delays, terminations or other changes in development programs; developments in marketing approval efforts; developments in collaborator or other business relationships, particularly regarding RELISTOR, AZEDRA or other significant products or programs; technological innovation or product announcements by us, our collaborators or our competitors; patent or other proprietary rights developments; governmental regulation; changes in reimbursement policies or health care legislation; safety and efficacy concerns about products developed by us, our collaborators or our competitors; our ability to fund ongoing operations; fluctuations in our operating results; general market conditions; and the reporting of or commentary on such matters by the press and others. At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years, and financial and market conditions during that period have resulted in widespread pressures on securities of issuers throughout the world economy.

Our stockholders may be diluted, and the price of our common stock may decrease, as a result of future issuances of securities, exercises of outstanding stock options, or sales of outstanding securities.

We expect to issue additional common stock in public offerings, private placements and/or through our January 2017 sales agreement with an investment bank, pursuant to which we may sell from time to time up to $75.0 million of our stock, and to issue options to purchase common stock for compensation purposes. We may issue preferred stock, restricted stock units or securities convertible into or exercisable or exchangeable for our common stock. All such issuances would dilute existing investors and could lower the price of our common stock. Sales of substantial numbers of outstanding shares of common stock, such as sales by former Molecular Insight stockholders of unregistered shares received in the acquisition, could also cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock, which we have done in follow-on primary offerings in late 2012, mid-2013 and February 2014. We have a shelf registration statement which may be used to issue up to $250.0 million of common stock and other securities before any underwriter discounts, commissions and offering expenses. We also have in place registration statements covering shares issuable pursuant to our equity compensation plans, and sales of our securities under them could cause the market price of our stock to decline. Sales by existing stockholders or holders of options or other rights may adversely affect the market price of our common stock.

Other Risks

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

At December 31, 2016, our directors and executive officers together beneficially owned or controlled approximately 3.5% of our outstanding common shares, including shares currently issuable upon option exercises, and our five largest other stockholders held approximately 47.7%. Should these parties choose to act alone or together, they could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could, among other things, have the effect of delaying or preventing a change in control of the Company, adversely affecting our stock price.

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

Item 1B.  Unresolved Staff Comments

There were no unresolved SEC staff comments regarding our periodic or current reports under the Exchange Act as of December 31, 2016.

Item 2.  Properties

At December 31, 2016, we occupied approximately 26,000 square feet of corporate office space located in New York City, pursuant to lease agreements expiring in September 2030 (subject to an early termination right) under which we pay rent and facilities charges including utilities, taxes, and operating expenses.

Our EXINI subsidiary leases approximately 4,000 square feet of office space in Lund, Sweden. The lease term expires on December 31, 2018, with an option to renew the term for an additional three years.

Item 3.  Legal Proceedings

On January 4, 2017, we settled all claims against us under a federal action brought in 2010 by a former employee, where such former employee had complained that we had violated the anti-retaliation provisions of the Federal Sarbanes-Oxley law by terminating him. In connection with this settlement, we and the former employee exchanged mutual releases and we are to pay an aggregate sum of $4.0 million to the former employee and his attorneys, which is included in accrued expenses on our consolidated balance sheet at December 31, 2016. We have $1.7 million held by the District Court in escrow and recorded as restricted cash in other current assets on our consolidated balance sheet at December 31, 2016.

On October 25, 2016, Progenics, Valeant, and Wyeth LLC (“Wyeth”, Valeant’s predecessor as licensee of RELISTOR) received a notification of a Paragraph IV certification with respect to certain patents for RELISTOR Tablets. The certification accompanied the filing by Actavis LLC of an Abbreviated New Drug Application (“ANDA”) challenging such patents for RELISTOR Tablets and seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of these patents expire.

On October 28, 2015, Progenics, Valeant, and Wyeth received a second notification of a Paragraph IV certification with respect to the same patents for RELISTOR subcutaneous injection from Actavis LLC as a result of Actavis LLC’s filing of an ANDA with the FDA, also challenging these patents and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

On October 7, 2015, Progenics, Valeant, and Wyeth received notification of a Paragraph IV certification for certain patents for RELISTOR (methylnaltrexone bromide) subcutaneous injection, which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certification resulted from the filing by Mylan Pharmaceuticals, Inc. of an ANDA with the FDA, challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

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

	High	Low
2016
Fourth quarter	$9.78	$4.84
Third quarter	7.09	4.19
Second quarter	5.75	4.00
First quarter	6.13	3.61

2015
Fourth quarter	$8.37	$5.20
Third quarter	11.15	5.38
Second quarter	9.27	4.86
First quarter	7.84	5.35

On March 6, 2017, the last sale price for our common stock, as reported by The NASDAQ Stock Market LLC, was $10.99. There were approximately 68 holders of record of our common stock as of that date.

Comparative Stock Performance Graph

The graph below compares, for the past five years, the cumulative stockholder return on our common stock with the cumulative stockholder return of (i) the NASDAQ U.S. Benchmark (TR) Index and (ii) the ICB: 4577 Pharmaceuticals (Subsector) Index, assuming an investment in each of $100 on December 30, 2011.

Dividends

We have never paid any dividends, and we currently anticipate that all earnings, if any, will be retained for development of our business and no dividends will be declared in the foreseeable future.

Item 6.      Selected Financial Data

The selected historical consolidated statement of operations data presented below for the years ended December 31, 2016, 2015, and 2014 and the historical consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical consolidated statement of operations data presented below for the year ended December 31, 2013 and 2012 and the historical consolidated balance sheet data as of December 31, 2014, 2013, and 2012 have been derived from our audited consolidated financial statements that do not appear in this report. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere herein. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalty income	$10,295	$6,608	$3,101	$5,923	$4,963
License revenue	59,081	1,955	41,196	1,595	8,525
Research grants	-	-	-	275	488
Other revenue	53	113	80	69	72
Total revenue	69,429	8,676	44,377	7,862	14,048

Expenses:
Research and development	37,569	28,196	28,592	34,582	33,001
General and administrative	23,356	18,184	15,489	15,541	16,538
Intangible impairment charges	-	-	2,676	919	-
Change in contingent consideration liability	(4,600)	1,600	1,500	(200)	-
Total operating expenses	56,325	47,980	48,257	50,842	49,539
Other operating income	-	-	7,250	-	-
Operating income (loss)	13,104	(39,304)	3,370	(42,980)	(35,491)

Other income (expense):
Interest (expense) income, net	(493)	52	51	46	60
Other expense, net	(34)	-	-	-	-
Total other (expense) income	(527)	52	51	46	60

Income (loss) before income tax (expense) benefit	12,577	(39,252)	3,421	(42,934)	(35,431)
Income tax (expense) benefit	(1,844)	133	989	362	-
Net income (loss)	10,733	(39,119)	4,410	(42,572)	(35,431)
Net loss attributable to noncontrolling interests	(73)	(7)	-	-	-
Net income (loss) attributable to Progenics	$10,806	$(39,112)	$4,410	$(42,572)	$(35,431)

Per share amount on net income (loss) attributable to Progenics:
Basic	$0.15	$(0.56)	$0.06	$(0.76)	$(1.02)
Diluted	$0.15	$(0.56)	$0.06	$(0.76)	$(1.02)

	December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$138,909	$74,103	$119,302	$65,860	$58,838
Auction rate securities	-	-	-	2,208	3,240
Working capital	131,744	73,556	115,241	64,055	58,805
Total assets	198,986	131,251	161,037	114,541	76,308
Other liabilities - long term	77,867	30,861	29,443	28,935	1,078
Total stockholders' equity	104,762	90,661	124,909	78,979	66,568

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Overview

We develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: (1) therapeutic agents designed to precisely target cancer (AZEDRA and 1095); (2) PSMA-targeted imaging agents for prostate cancer (1404 and PyL); and (3) imaging analysis tools. Our first commercial product, RELISTOR (methylnaltrexone bromide) for opioid-induced constipation, is partnered with Valeant.

We have licensed RELISTOR to Valeant, and have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

EXINI Acquisition Update

On November 12, 2015, we acquired 92.45% of the outstanding shares of EXINI, a Lund, Sweden based leader in the development of advanced imaging analysis tools and solutions for medical decision support. EXINI's operations are included in our consolidated financial statements beginning November 12, 2015, the date we acquired control. Through the end of the extended acceptance period of November 27, 2015, we acquired additional outstanding shares, bringing our ownership to 96.81%. We commenced a judicial process in Sweden for acquiring the remaining shares and EXINI was delisted and ceased to be publicly traded effective as of the close of trading on December 4, 2015. On December 8, 2016, a Swedish arbitral tribunal awarded us advanced title to the remaining shares of EXINI and, as of that date, EXINI became a wholly-owned subsidiary with 100% of the voting shares owned by us.

A portion of EXINI’s results of operations from November 12, 2015 through December 31, 2015 and from January 1, 2016 through December 8, 2016 has been allocated to the noncontrolling interests in EXINI for 2015 and 2016, respectively.

License Agreement

In April 2016, we entered into an agreement with a Bayer subsidiary granting Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer's alpha-emitting radionuclides.

Royalty Monetization

On November 4, 2016, through a new wholly-owned subsidiary MNTX Royalties, we entered into a loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) pursuant to which HCRP agreed to make term loans in an aggregate principal amount of up to $100.0 million. We borrowed $50.0 million and can borrow an additional $50.0 million, subject to mutual agreement with HCRP, up to twelve months after the closing date. (see Note 9. Long-Term Debt, Net for additional information)

Liquidity and Capital Resources

Our current principal sources of revenue from operations are royalty, development and commercial milestones, and sublicense revenue-sharing payments. Royalty and further milestone payments from RELISTOR depend on success in development and commercialization, which is dependent on many factors, such as Valeant’s efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of RELISTOR. Under the agreement with Bayer, we received in the second quarter of 2016 a $4.0 million upfront payment and a $1.0 million payment related to the achievement of a preclinical development milestone. In addition, in the fourth quarter of 2016, we recognized $2.0 million as license revenue from Bayer related to the achievement of a second preclinical development milestone. In 2015, we received a $1.5 million milestone payment as a result of CytoDyn’s dosing of the first patient in its Phase 3 clinical trial for PRO 140. In 2014, we Progenics and Ono Pharmaceutical Co., Ltd. (“Ono”), our former licensee of RELISTOR in Japan, settled all claims between them relating to an arbitration commenced by us in 2013, the parties’ October 2008 License Agreement, and the former licensee’s development and commercialization of the drug. In connection therewith, the parties exchanged mutual releases and the former licensee paid us $7.25 million, which is reflected as other operating income in our consolidated statement of operations in 2014.

We fund our operations to a significant extent from capital-raising. In 2014, we completed an underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37.5 million. In 2016, we entered into the Royalty-Backed Loan resulting in net proceeds of approximately $48.7 million.

If we do not realize sufficient royalty or milestone revenue from RELISTOR, or are unable to enter into favorable collaboration, license, asset sale, additional capital raising, or other financing transactions, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Total revenue	$69,429	$8,676	$44,377	700%		(80%	)
Operating expenses	$56,325	$47,980	$48,257	17%		(1%	)
Operating income (loss)	$13,104	$(39,304)	$3,370	(133%	)	(1266%	)
Net income (loss)	$10,733	$(39,119)	$4,410	(127%	)	(987%	)
Net income (loss) attributable to Progenics	$10,806	$(39,112)	$4,410	(128%	)	(987%	)

Revenue

Our sources of revenue during the years indicated below include royalties and license fees from Valeant, Bayer and other licensees and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

Source	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Royalty income	$10,295	$6,608	$3,101	56%	113%
License revenue	59,081	1,955	41,196	2922%	(95%	)
Other revenue	53	113	80	(53% )	41%
Total revenue	$69,429	$8,676	$44,377	700%	(80%	)

Royalty income. We recognized royalty income primarily based on the below net sales of RELISTOR as reported to us by Valeant (in thousands).

	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
U.S.	$66,900	$40,700	$16,200	64%	151%
Outside U.S.	3,700	3,100	4,100	19%	(24% )
Worldwide net sales of RELISTOR	$70,600	$43,800	$20,300	61%	116%

The increase in worldwide net sales of RELISTOR of $26.8 million in 2016 compared to 2015 was primarily attributable to higher unit sales. Sales of RELISTOR tablets were launched in September 2016. The increase in worldwide net sales of RELISTOR of $23.5 million in 2015 compared to 2014 was primarily attributable to higher unit sales of RELISTOR subcutaneous injection. In 2014, RELISTOR subcutaneous injection was approved for treatment of OIC in non-cancer pain patients.

License revenue. The increase in license revenue of $57.1 million in 2016 compared to 2015 was attributable to a $50.0 million milestone payment received under the RELISTOR License Agreement and $7.0 million for upfront and milestone payments under the Bayer license agreement. The decrease in license revenue of $39.2 million in 2015 compared to 2014 was primarily attributable to a $40.0 million milestone payment received from Valeant in 2014 for the approval of RELISTOR subcutaneous injection for treatment of OIC in non-cancer pain patients.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

Operating Expenses	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Research and development	$37,569	$28,196	$28,592	33%	(1%	)
General and administrative	23,356	18,184	15,489	28%	17%
Intangible impairment charges	-	-	2,676	N/A	(100%	)
Change in contingent consideration liability	(4,600)	1,600	1,500	(388% )	7%
Total operating expenses	$56,325	$47,980	$48,257	17%	(1%	)

Research and Development (“R&D”)

R&D expenses increased by $9.4 million, or 33%, in 2016 compared to 2015 and decreased by $0.4 million, or 1%, in 2015 compared to 2014. The increase in 2016 was primarily attributable to higher clinical trial expenses related to the start of the Phase 3 trial for 1404 and the Phase 2/3 trial for PyL in addition to higher contract manufacturing expenses for the planned Phase 1 trial of 1095 and the Phase 2 registrational trial for AZEDRA. The decrease in 2015 was primarily attributable to lower personnel related expenses (salaries, benefits, and stock-based compensation), partially offset by higher contract manufacturing expenses for AZEDRA.

General and Administrative (“G&A”)

G&A expenses increased by $5.2 million, or 28%, in 2016 compared to 2015 and $2.7 million, or 17%, in 2015 compared to 2014. The increase in 2016 was primarily attributable to higher depreciation expense as a result of a reduction in the remaining useful lives of the leasehold improvements at our former location in Tarrytown, New York, higher compensation costs related to increases in headcount, and higher market research expenses. The increase in 2015 was primarily attributable to an accrual for compensation related to litigation with a former employee and personnel related expenses (salaries, benefits, and stock-based compensation).

Intangible Impairment Charges

There were no intangible impairment charges recognized in 2016 and 2015. The 2014 charge of $2.7 million was due to impairments of our indefinite- and finite-lived intangibles based on our annual review of the intangible assets.

Change in Contingent Consideration Liability

The decrease in the contingent consideration liability of $4.6 million in 2016 resulted primarily from a change in the discount rates and sales projections used in calculating the contingent consideration liability for the potential sales-based milestone payments to former Molecular Insight stockholders under the acquisition agreement. The increase in the contingent consideration liability of $1.6 million in 2015 resulted primarily from a decrease in the discount period.

Other Income (Expense)

The following table is a summary of our other income (expense) (in thousands, except percentages):

Other Income (Expense)	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
Interest (expense) income, net	(493)	52	51	(1048%	)	2%
Other expense, net	(34)	-	-	N/A		N/A
Other (expense) income	$(527)	$52	$51	(1113%	)	2%

Other income (expense) decreased by $579 thousand, or 1113%, in 2016 compared to 2015 and increased by $1 thousand, or 2%, in 2015 compared to 2014. The decrease in 2016 was primarily attributable to interest expense on the Royalty-Backed Loan, partially offset by an increase in interest income due to higher average cash balances during the current year and higher average interest rates earned by our money market funds. The change in 2015 was essentially flat with 2014.

Income Taxes

The following table is a summary of our income tax (provision) benefit and effective tax rate (in thousands, except percentages):

	2016	2015	2014
Income tax (provision) benefit	$(1,844)	$133	$989
Effective tax rate	14.7%	0.3%	-28.8%

The income tax provision increased by $2.0 million in 2016 compared to 2015 as a result of an increase in the effective tax rate. The effective tax rate for 2016 was 14.7%. Our effective tax rate was impacted by our relocation to New York City, which has its own local tax rate and adds to the overall tax rate used for calculating the income tax provision. The income tax benefit decreased by $0.8 million in 2015 compared to 2014 as a result of the change in the temporary difference between carrying amounts of in-process research and development assets for financial reporting purposes and the amounts used for income tax purposes. The effective tax rate for 2015 was 0.3%

Net Income (Loss)

Our net income was $10.8 million in 2016 compared to a net loss of $39.1 million in 2015 and net income of $4.4 million in 2014. The milestone payments received from the Valeant license agreement of $50.0 million and $40.0 million in 2016 and 2014, respectively, were the primary drivers for realizing net income in those years.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	2016	2015	2014
Cash and cash equivalents	$138,909	$74,103	$119,302
Accounts receivable, net	$4,864	$3,543	$109
Total assets	$198,986	$131,251	$161,037
Working capital	$131,744	$73,556	$115,241

We have to-date funded operations principally through proceeds received from private placements of equity securities, public offerings of common stock, monetization of royalties, up-front payments, development milestones, royalties from license agreements, and proceeds from the exercise of outstanding stock options.

At December 31, 2016, we had $138.9 million in cash and cash equivalents, an increase of $64.8 million from $74.1 million at December 31, 2015. We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations over the next twelve (12) months.

If we do not realize sufficient royalties or milestone payments from Valeant, Bayer, or other licensees, or raise additional capital, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

During the first quarter of 2017, we established a $250.0 million replacement shelf registration statement.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	2016	2015	2014
Net cash provided by (used in) operating activities	$19,209	$(40,137)	$13,726
Net cash (used in) provided by investing activities	$(3,939)	$(6,524)	$1,829
Net cash provided by financing activities	$49,622	$1,445	$37,887

Operating Activities

 Net cash provided by operating activities during 2016 and 2014 was primarily attributable to the milestone payments received from Valeant for the RELISTOR approvals ($50.0 million in 2016 and $40.0 million in 2014), partially offset by operating expenses, net of non-cash items. Net cash used by operating activities during 2015 was primarily attributable to funding operating expenses, net of non-cash items.

Investing Activities

Net cash used in investing activities was primarily related to capital expenditures in 2016 and the acquisition of EXINI in 2015, partially offset by proceeds from the sale of fixed assets. During 2014, net cash provided by investing activities included $2.4 million in proceeds from redemption of auction rate securities.

Financing Activities

Net cash provided by financing activities during 2016, 2015, and 2014 was attributable to proceeds from the exercise of stock options, in addition to the net proceeds from the royalty monetization in 2016 and from the issuance of common stock from an underwritten public offering in 2014.

Contractual Obligations

Our funding requirements for the next 12 months and beyond will include required payments under operating leases and fixed payments under license agreements. The following table summarizes our contractual obligations as of December 31, 2016 for future payments under these agreements:

		Payments Due by Period (1)
	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating leases	$29.9	$1.8	$3.7	$3.7	$20.7
Fixed payments under license agreements	1.2	0.2	0.4	0.1	0.5
Total	$31.1	$2.0	$4.1	$3.8	$21.2

(1)

Does not include milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. We may be required to pay additional amounts up to approximately: (i) $90.6 million in contingent milestone payments under our license agreements; (ii) $93.0 million in payments to the former stockholders of Molecular Insight, contingent upon achieving specified commercialization events or sales targets; and (iii) $77.2 million in future principal and interest, based upon estimated sales projections, under the Royalty-Backed Loan.

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

Revenue Recognition. We recognize revenue from all sources based on the provisions of the SEC’s Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”) and the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition).

ASC 605 specifies how to separate deliverables in multiple-deliverable arrangements, and how to measure and allocate arrangement consideration to one or more units of accounting, and provides that the delivered item(s) are separate units of accounting, if (i) the delivered item(s) have value to a collaborator on a stand-alone basis, and (ii), if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item(s) is considered probable and substantially in our control.

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

Share-Based Payment Arrangements. Our share-based compensation of employees includes non-qualified stock options and restricted stock, which are compensatory under ASC 718 (Topic 718, Compensation – Stock Compensation). We account for share-based compensation to non-employees, including non-qualified stock options and restricted stock, in accordance with ASC 505 (Topic 505, Equity).

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

Historical volatilities are based upon daily quoted market prices of our common stock on The NASDAQ Stock Market LLC over a period equal to the expected term of the related equity instruments. We rely only on historical volatility since we believe it is generally viewed as providing the most reliable indication of future volatility. In estimating expected future volatility, we assume it will be consistent with historical; we calculate historical volatility using a simple average calculation; we use available historical data for the length of the option’s expected term, and we consistently use a sufficient number of price observations. Since our stock options are not traded on a public market, we do not use implied volatility.

The expected term of options granted represents the period of time that options granted are expected to be outstanding based upon historical data related to exercise and post-termination cancellation activity. The expected term of stock options granted to our Chief Executive Officer (“CEO”) and non-employee directors, consultants and officers are calculated separately from stock options granted to other employees.

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

Changes in the assumptions used to compute the fair value of the option awards are likely to affect their fair value and the amount of compensation expense recognized in future periods. A higher volatility, longer expected term and higher risk-free rate increases the resulting compensation expense recognized in future periods. Conversely, a lower volatility, shorter expected term and lower risk-free rate decreases such expense recognized in future periods.

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

In–Process Research and Development, Intangible Assets-Technology, and Goodwill. In connection with the acquisitions of Molecular Insight and EXINI, we have established a policy for accounting for intangible assets, under which in-process research and development (“IPR&D”), intangible assets-technology and goodwill are initially measured at fair value and capitalized as intangible assets. Impairment tests for goodwill and IPR&D, which are indefinite-lived intangibles, are performed annually in the fourth quarter, unless impairment indicators require an earlier evaluation. Finite-lived intangible assets, including intangible assets-technology, are evaluated only when impairment indicators are present. IPR&D will be amortized upon and subject to commercialization of the underlying candidates and intangible assets-technology is amortized over the relevant estimated useful life.

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

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

Our primary investment objective is to preserve principal. Our money market funds have interest rates that are variable and totaled $137.3 million at December 31, 2016. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our consolidated results of operations and during the years ended December 31, 2016, 2015, and 2014, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

Item 8.     Financial Statements and Supplementary Data

See page F-1, Index to Consolidated Financial Statements.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by our Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management is responsible for establishing and maintaining adequate internal control over financial reporting which includes policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

●

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorization of management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as of December 31, 2016 as stated in their report which is provided below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Progenics Pharmaceuticals, Inc.

We have audited Progenics Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Progenics Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Progenics Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Progenics Pharmaceuticals, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operation, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Progenics Pharmaceuticals, Inc. and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut

March 9, 2017

Item 9B.  Other Information

None.

PART III

The information required by the Form 10-K Items listed in the following table will be included under the respective headings specified for such Items in our definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after December 31, 2016, which proxy statement is incorporated herein by reference:

Item of Form 10-K	Location in 2017 Proxy Statement

Item 10.Directors, Executive Officers and Corporate Governance

Election of Directors.

Executive and Other Officers.

Corporate Governance.

Code of Business Ethics and Conduct.*

Section 16(a) Beneficial Ownership Reporting and Compliance.

*The full text of our Code of Business Ethics and Conduct is available on our website (www.progenics.com).

Item 11.Executive Compensation	Executive Compensation. Compensation Committee Report. Compensation Committee Interlocks and Insider Participation.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Equity Compensation Plan Information. Security Ownership of Certain Beneficial Owners and Management.

Item 13.Certain Relationships and Related Transactions, and Director Independence	Certain Relationships and Related Transactions. Affirmative Determinations Regarding Director Independence and Other Matters.

Item 14.Principal Accounting Fees and Services	Fees Billed for Services Rendered by our Independent Registered Public Accounting Firm. Pre-approval of Audit and Non-Audit Services by the Audit Committee.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

The following documents or the portions thereof indicated are filed as a part of this Annual Report.

(a)	Documents filed as part of this Annual Report:

(1)	Consolidated Financial Statements of Progenics Pharmaceuticals, Inc.:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

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

PROGENICS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Progenics Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Progenics Pharmaceuticals, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Progenics Pharmaceuticals, Inc. at December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Progenics Pharmaceuticals, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Hartford, Connecticut

March 9, 2017

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$138,909	$74,103
Accounts receivable, net	4,864	3,543
Other current assets	4,328	5,639
Total current assets	148,101	83,285

Property and equipment, net	4,760	2,407
Intangible assets, net	30,581	30,793
Goodwill	13,074	13,074
Other assets	2,470	1,692
Total assets	$198,986	$131,251

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$567	$332
Accrued expenses	15,764	9,212
Other current liabilities	26	185
Total current liabilities	16,357	9,729

Contingent consideration liability	14,200	18,800
Deferred tax liability	13,010	11,199
Long-term debt, net	49,453	-
Other liabilities	1,204	862
Total liabilities	94,224	40,590

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 70,390 shares in 2016 and 70,146 shares in 2015	92	91
Additional paid-in capital	598,069	594,511
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Accumulated other comprehensive loss	(85)	(26)
Accumulated deficit	(490,573)	(501,379)
Total Progenics stockholders' equity	104,762	90,456
Noncontrolling interests	-	205
Total stockholders’ equity	104,762	90,661
Total liabilities and stockholders’ equity	$198,986	$131,251

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue:
Royalty income	$10,295	$6,608	$3,101
License revenue	59,081	1,955	41,196
Other revenue	53	113	80
Total revenue	69,429	8,676	44,377

Operating expenses:
Research and development	37,569	28,196	28,592
General and administrative	23,356	18,184	15,489
Intangible impairment charges	-	-	2,676
Change in contingent consideration liability	(4,600)	1,600	1,500
Total operating expenses	56,325	47,980	48,257

Other operating income	-	-	7,250

Operating income (loss)	13,104	(39,304)	3,370

Other income (expense):
Interest (expense) income, net	(493)	52	51
Other expense, net	(34)	-	-
Total other (expense) income	(527)	52	51

Income (loss) before income tax (expense) benefit	12,577	(39,252)	3,421

Income tax (expense) benefit	(1,844)	133	989

Net income (loss)	10,733	(39,119)	4,410
Net loss attributable to noncontrolling interests	(73)	(7)	-
Net income (loss) attributable to Progenics	$10,806	$(39,112)	$4,410

Net income (loss) per share attributable to Progenics - basic	$0.15	$(0.56)	$0.06
Weighted-average shares - basic	70,003	69,716	68,185

Net income (loss) per share attributable to Progenics - diluted	$0.15	$(0.56)	$0.06
Weighted-average shares - diluted	70,155	69,716	68,243

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$10,733	$(39,119)	$4,410
Other comprehensive (loss) income:
Foreign currency translation adjustments	(62)	(26)	-
Net change in unrealized loss on auction rate securities	-	-	192
Total other comprehensive (loss) income	(62)	(26)	192
Comprehensive income (loss)	10,671	(39,145)	4,602
Comprehensive loss attributable to noncontrolling interests	(73)	(7)	-
Comprehensive income (loss) attributable to Progenics	$10,744	$(39,138)	$4,602

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock			Total
	Number		Paid-in	Accumulated	Comprehensive	Number		Noncontrolling	Stockholders’
	of Shares	Par Value	Capital	Deficit	Loss	of Shares	Cost	Interests	Equity
Balance at December 31, 2013	61,025	$79	$548,510	$(466,677)	$(192)	(200)	$(2,741)	$-	$78,979
Net income	-	-	-	4,410	-	-	-	-	4,410
Other comprehensive income	-	-	-	-	192	-	-	-	192
Stock-based compensation expense	-	-	3,523	-	-	-	-	-	3,523
Sale of common stock in public offering, net of underwriting discounts and commissions($2,415) and offering expenses ($376)	8,750	12	37,447	-	-	-	-	-	37,459
Acquisition of subsidiary escrow shares returned	(19)	-	(82)	-	-	-	-	-	(82)
Exercise of stock options	77	-	428	-	-	-	-	-	428
Balance at December 31, 2014	69,833	$91	$589,826	$(462,267)	$-	(200)	$(2,741)	$-	$124,909
Net loss	-	-	-	(39,112)	-	-	-	(7)	(39,119)
Acquisition of subsidiary	-	-	-	-	-	-	-	504	504
Purchase of noncontrolling interests	-	-	-	-	-	-	-	(292)	(292)
Other comprehensive loss	-	-	-	-	(26)	-	-	-	(26)
Stock-based compensation expense	-	-	2,948	-	-	-	-	-	2,948
Exercise of stock options	313	-	1,737	-	-	-	-	-	1,737
Balance at December 31, 2015	70,146	$91	$594,511	$(501,379)	$(26)	(200)	$(2,741)	$205	$90,661
Net income (loss)	-	-	-	10,806	-	-	-	(73)	10,733
Purchase of noncontrolling interests	-	-	(239)	-	-	-	-	(129)	(368)
Foreign currency translation adjustment	-	-	-	-	(59)	-	-	(3)	(62)
Stock-based compensation expense	-	-	2,457	-	-	-	-	-	2,457
Exercise of stock options	244	1	1,340	-	-	-	-	-	1,341
Balance at December 31, 2016	70,390	$92	$598,069	$(490,573)	$(85)	(200)	$(2,741)	$-	$104,762

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$10,733	$(39,119)	$4,410
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,078	565	545
Stock-based compensation expense	2,457	2,948	3,523
Gain on sale of fixed assets	(296)	(2)	(110)
Intangible impairment charge	-	-	2,676
Paid in-kind interest	765	-	-
Non-cash interest expense	38	-	-
Deferred income tax	1,811	(133)	(989)
Change in fair value of contingent consideration liability	(4,600)	1,600	1,500
Acqusition of subsidiary escrow shares returned	-	-	(82)
Changes in assets and liabilities:
Accounts receivable	(1,322)	(3,415)	2,770
Other current assets	1,314	(3,058)	(572)
Other assets	(778)	(1,535)	-
Accounts payable	243	(202)	(435)
Accrued expenses	6,581	2,354	493
Deferred tax and other current liabilities	(158)	(60)	-
Other liabilities	343	(80)	(3)
Net cash provided by (used in) operating activities	19,209	(40,137)	13,726
Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired	-	(6,202)	-
Purchases of property and equipment	(4,286)	(370)	(714)
Proceeds from sale of fixed assets	347	48	143
Proceeds from redemption of auction rate securities	-	-	2,400
Net cash (used in) provided by investing activities	(3,939)	(6,524)	1,829
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	48,650	-	-
Net proceeds from public offering of common stock	-	-	37,459
Proceeds from exercise of stock options	1,340	1,737	428
Purchase of noncontrolling interests	(368)	(292)	-
Net cash provided by financing activities	49,622	1,445	37,887
Effect of currency rate changes on cash and cash equivalents	(86)	17	-
Net increase (decrease) in cash and cash equivalents	64,806	(45,199)	53,442
Cash and cash equivalents at beginning of period	74,103	119,302	65,860
Cash and cash equivalents at end of period	$138,909	$74,103	$119,302

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

1. Organization and Business

Business

Progenics Pharmaceuticals, Inc. and its subsidiaries (“the Company,” “Progenics,” “we” or “us”) develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: 1) therapeutic agents designed to precisely target cancer (AZEDRA® and 1095), 2) PSMA-targeted imaging agents for prostate cancer (1404 and PyLTM), and 3) imaging analysis tools.

In February 2011, we licensed our first commercial drug, RELISTOR® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (“OIC”), to Salix Pharmaceuticals, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”)). In September 2014 RELISTOR received an expanded approval from the U.S. Food and Drug Administration ("FDA") for the treatment of OIC in patients taking opioids for chronic non-cancer pain. On July 19, 2016, the FDA approved RELISTOR Tablets for the treatment of OIC in adults with chronic non-cancer pain, for which we received a $50.0 million development milestone payment from Valeant in the third quarter of 2016. We have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are royalty, development and commercial milestones, and sublicense revenue-sharing payments from Valeant relating to RELISTOR. Royalty and further milestone payments from RELISTOR depend on success in development and commercialization, which is dependent on many factors, such as Valeant’s efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of RELISTOR.

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. Certain of our intellectual property rights are held by wholly owned subsidiaries. All of our U.S. operations are presently conducted at our headquarters in New York, and EXINI’s operations are conducted at our facility in Lund, Sweden. We operate under a single research and development segment.

Liquidity

At December 31, 2016, we had $138.9 million in cash and cash equivalents, an increase of $64.8 million from $74.1 million at December 31, 2015. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year from the filing date of this Form 10-K. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. During 2014, we raised $37.5 million in an underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share. During 2016, we raised net proceeds of $48.7 million through a royalty monetization transaction (See Note 9. Long-Term Debt, Net for additional information). We expect that we may continue to incur operating losses for the foreseeable future.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the U.S. (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including but not limited to those related to collectability of receivables, intangible assets and contingencies. As additional information becomes available or actual amounts become determinable, the recorded estimates are revised and reflected in the operating results. Actual results could differ from those estimates. Certain expense amounts have been combined in prior periods’ financial statements to conform to the current year presentation.

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

Foreign Currency Translation

Each of our international subsidiaries generally considers their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss (“AOCL”) in our condensed consolidated statements of comprehensive income (loss), and the cumulative effect is included in the stockholders' equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three years ended December 31, 2016.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

We recognize revenue from all sources based on the provisions of the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”) and the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605 (Topic 605, Revenue Recognition). Under ASC 605, delivered items are separate units of accounting, provided (i) the delivered items have value to a collaborator on a stand-alone basis, and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered items is considered probable and substantially in our control. A separate update to ASC 605 provides guidance on the criteria that should be met when determining whether the milestone method of revenue recognition is appropriate.

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

During the past three years, we also recognized revenue from sales of research reagents.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

Under the agreement with Bayer, we are entitled to receive an upfront payment of $4.0 million and up to $49.0 million in potential clinical and regulatory development milestones. We are also entitled to single digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130.0 million. In 2016, we recognized license revenue of $7.0 million, of which $4.0 million related to the upfront payment and $3.0 million related to the achievement of a preclinical development milestones.

During 2015, we recognized $1.5 million milestone revenue under our agreement with CytoDyn Inc. as a result of CytoDyn’s dosing of the first patient in its Phase 3 clinical trial of PRO 140. We are eligible for future milestone and royalty payments.

During 2014, we recognized $40.0 million milestone revenue from Valeant upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients and $1.0 million milestone revenue from FUJIFILM RI Pharma Co., Ltd. (“Fuji”) upon execution of the first contract by Fuji with an investigation site for a Phase 1 trial of 1404 in Japan.

In 2014, Valeant entered into an agreement with Lupin Limited for distribution of RELISTOR in Canada. During the second quarter of 2016, we recognized license revenue of $720 thousand for our share of the upfront payment Valeant received from Lupin pursuant to the distribution agreement.

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

Net Income (Loss) Per Share

We prepare earnings per share (EPS) data in accordance with ASC 260 (Topic 260, Earnings Per Share). Basic net income (loss) per share amounts have been computed by dividing net income (loss) attributable to Progenics by the weighted-average number of common shares outstanding during the period. For 2015, we reported net losses and, therefore, potential common shares, amounts of unrecognized compensation expense and windfall tax benefits have been excluded from diluted net loss per share since they would be anti-dilutive. For 2016 and 2014, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect, determined using the treasury stock method, of potential common shares outstanding including amounts of unrecognized compensation expense. Shares to be issued upon the assumed conversion of the contingent consideration liability are excluded from the diluted earnings per share calculation, if performance conditions have not been met.

Concentrations of Credit Risk

Financial instruments which potentially subject Progenics to concentrations of risk consist principally of cash, cash equivalents and receivables. We invest our excess cash in money market funds, which are classified as cash and cash equivalents. We have established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities. We hold no collateral for these financial instruments.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

Cash and Cash Equivalents

We consider all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject us to concentrations of credit risk. At December 31, 2016 and 2015, we had invested approximately $137.3 million and $68.1 million, respectively, in cash equivalents in the form of money market funds with one major investment company and held approximately $1.6 million and $6.0 million, respectively, in three commercial banks.

Accounts Receivable

We estimate the level of accounts receivable which ultimately will be uncollectable based on a review of specific receivable balances, industry experience and the current economic environment. We reserve for affected accounts receivable an allowance for doubtful accounts, which at December 31, 2015 and 2014 was $10 thousand. During 2016, we wrote-off the uncollectable accounts receivable balance of $10 thousand against the allowance for doubtful accounts. At December 31, 2016, we had no allowance for doubtful accounts.

In-Process Research and Development, Other Identified Intangible Assets and Goodwill

The fair values of in-process research and development (“IPR&D”) and other identified intangible assets acquired in business combinations are capitalized. The Company utilizes the “income method”, which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs or “replacement costs”, whichever is greater. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each IPR&D project and other identified intangible assets independently. IPR&D assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Other identified intangible assets are amortized over the relevant estimated useful life. The IPR&D assets are tested at least annually or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in our consolidated statements of operations.

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the fair value of the reporting unit (the Company has determined that it has only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, the Company’s total stockholders’ equity). No goodwill impairment has been recognized as of December 31, 2016 or 2015.

Fair Value Measurements

In accordance with ASC 820 (Topic 820, Fair Value Measurements and Disclosures), we use a three-level hierarchy for fair value measurements of certain assets and liabilities for financial reporting purposes that distinguishes between market participant assumptions developed from market data obtained from outside sources (observable inputs) and our own assumptions about market participant assumptions developed from the best information available to us in the circumstances (unobservable inputs). We assign hierarchy levels to our contingent consideration liability arising from the Molecular Insight Pharmaceuticals, Inc. (“Molecular Insight”) acquisition based on our assessment of the transparency and reliability of the inputs used in the valuation. ASC 820 defines the three hierarchy levels as:

●	Level 1 - Valuations based on unadjusted quoted market prices in active markets for identical securities.

●

Level 2 - Valuations based on observable inputs other than Level 1 prices, such as quoted prices for similar assets at the measurement date, quoted prices in markets that are not active or other inputs that are observable, either directly or indirectly.

●	Level 3 - Valuations based on unobservable inputs that are significant to the overall fair value measurement, which as noted above involve management judgment.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

Recurring Fair Value Measurements

We believe the carrying amounts of our cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2016 and 2015.

The fair value of the contingent consideration liability represents future potential milestone payments related to the Molecular Insight acquisition. The fair value of the contingent consideration liability is categorized as a Level 3 instrument, as displayed in Note 4. We record the contingent consideration liability at fair value with changes in estimated fair values recorded in the consolidated statements of operations. We reassess the fair value of the contingent consideration at each reporting period. The contingent consideration liability results from probability adjusted discounted cash flows and Monte Carlo simulation models which include estimates of milestone payments to former Molecular Insight stockholders under the acquisition agreement.

Nonrecurring Fair Value Measurements

Our non-financial assets, such as intangible assets and property and equipment, are measured and recorded at fair value on the acquisition date, and if indicators of impairment exist, we assess recoverability by measuring the amount of any impairment by comparing the carrying value of the asset to its then-current estimated fair value (for intangible assets) or to market prices for similar assets (for property and equipment). If the carrying value is not recoverable we record an impairment charge in our consolidated statements of operations. No impairments occurred for the year ended December 31, 2016. We reassessed the value of the indefinite lived intangible assets and recorded a non-cash charge to earnings of $2.7 million in 2014. This impairment was the result of changes in the Level 3 assumptions as follows: the timing of beginning cash inflows from 2021 to 2024 and a decrease in discount rate from 20% to 13.5% for the 1095 intangible asset, in addition to the third quarter 2014 impairments of the ONALTATM indefinite-lived and finite-lived intangible assets, resulting from decreased probabilities of success.

Other current assets are comprised of prepaid expenses, interest, amount held in escrow for former employee litigation, which is restricted, and other receivables of $4.3 million and $5.6 million at December 31, 2016 and 2015, respectively, which are expected to be settled within one year. Restricted cash, included in other assets, of $2.0 million and $1.7 million at December 31, 2016 and 2015, respectively, represents collateral for letters of credit securing lease obligations and advanced title to remaining shares held by noncontrolling interests. We believe the carrying value of these assets approximates fair value and are considered Level 1 assets.

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

Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The estimated useful lives of fixed assets are as follows:

Computer equipment (years)		3
Machinery and equipment (years)	5	-	7
Furniture and fixtures (years)		5
Leasehold improvements	Earlier of life of improvement or lease

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

Deferred Lease Liability and Incentive

Our lease agreements include fixed escalations of minimum annual lease payments and we recognize rental expense on a straight-line basis over the lease terms and record the difference between rent expense and current rental payments as deferred lease liability. Deferred lease incentive includes a construction allowance from our landlord which is amortized as a reduction to rental expense on a straight-line basis over the lease term. As of December 31, 2016 and 2015, our consolidated balance sheets include the following:

	2016	2015
Other current liabilities:
Deferred lease incentive	$26	$115

Other liabilities:
Deferred lease liability	$876	$402
Deferred lease incentive	$328	$460

Income Taxes

We account for income taxes in accordance with the provisions of ASC 740 (Topic 740, Income Taxes), which requires that we recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (temporary differences) at enacted tax rates in effect for the years in which the temporary differences are expected to reverse. A valuation allowance is established for deferred tax assets for which realization is uncertain.

In accordance with ASC 718 (Topic 718, Compensation – Stock Compensation) and ASC 505 (Topic 505, Equity), we have made a policy decision related to intra-period tax allocation, to account for utilization of windfall tax benefits based on provisions in the tax law that identify the sequence in which amounts of tax benefits are used for tax purposes (i.e., tax law ordering).

Uncertain tax positions are accounted for in accordance with ASC 740, which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that we have taken or expect to take on a tax return. ASC 740 applies to income taxes and is not intended to be applied by analogy to other taxes, such as sales taxes, value-add taxes, or property taxes. We review our nexus in various tax jurisdictions and our tax positions related to all open tax years for events that could change the status of our ASC 740 liability, if any, or require an additional liability to be recorded. Such events may be the resolution of issues raised by a taxing authority, expiration of the statute of limitations for a prior open tax year or new transactions for which a tax position may be deemed to be uncertain. Those positions, for which management's assessment is that there is more than a 50% probability of sustaining the position upon challenge by a taxing authority based upon its technical merits, are subjected to the measurement criteria of ASC 740. We record the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Any ASC 740 liabilities for which we expect to make cash payments within the next twelve months are classified as "short term." In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will record interest and penalties as a component of income taxes (see Note 13. Income Taxes for additional information).

Risks and Uncertainties

We have to date relied principally on external funding, license agreements with Valeant, Bayer and others, out-licensing and asset sale arrangements, royalty and product revenue to finance our operations. There can be no assurance that our research and development will be successfully completed, that any products developed will obtain necessary marketing approval by regulatory authorities or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology, and we are dependent upon satisfactory relationships with our partners and the continued services of our current employees, consultants and subcontractors. We are also dependent upon Valeant and Fuji fulfilling their manufacturing obligations, either on their own or through third-party suppliers. For 2016, 2015, and 2014, the primary sources of our revenues were royalty and milestone payments. There can be no assurance that such revenues will continue. Substantially all of our accounts receivable at December 31, 2016 and 2015 were from the above-named sources.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive income (loss) includes net income (loss) adjusted for the changes in foreign currency translation adjustment and net change in unrealized loss on auction rate securities. The disclosures required by ASC 220 (Topic 220, Comprehensive Income) for 2016, 2015, and 2014 have been included in the consolidated statements of comprehensive income (loss). There was no income tax expense/benefit allocated to any component of other comprehensive income (loss) (see Note 10. Stockholders’ Equity for additional information).

Legal Proceedings

From time to time, we may be a party to legal proceedings in the course of our business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. The Company records accruals for contingencies to the extent that the occurrence of the contingency is probable and the amount of liability is reasonably estimable. If the reasonable estimate of liability is within a range of amounts and some amount within the range appears to be a better estimate than any other, then the Company records that amount as an accrual. If no amount within the range is a reasonable estimate, then the Company records the lowest amount within the range as an accrual. Loss contingencies that are assessed as remote are not reported in the financial statements, or in the notes to the consolidated financial statements.

Impact of Recently Issued and Adopted Accounting Standards

Recently Adopted

In September 2015, the FASB issued ASU No. 2015-16 (“ASU 2015-16”), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The standard requires the acquirer in a business combination to recognize in the reporting period in which adjustment amounts are determined any adjustments to provisional amounts that are identified during the measurement period, calculated as if the accounting had been completed at the acquisition date. We adopted this standard during the quarter ended March 31, 2016. The adoption had no impact on our consolidated results of operations, financial condition, or cash flows as presented. However, the future impact of ASU 2015-16 will be dependent on future acquisitions, if any.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. We adopted this standard as of December 31, 2016. The adoption of this ASU had no material impact on our consolidated financial statements and consolidated notes to these statements.

Not Yet Adopted

In January 2017, the FASB issued ASU 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. ASU 2017-04 will be effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of the new standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) – Restricted Cash. For entities that have restricted cash and are required to present a statement of cash flows, ASU 2016-18 changes the cash flow presentation for restricted cash. ASU 2016-18 will be effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements or statement of cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the process of identifying performance obligations. We are in the process of evaluating our significant revenue contracts and the review of our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and the impact it may have on our consolidated financial statements and disclosures. In addition, we are in the process of identifying the appropriate changes to business processes, systems, and controls to support recognition and disclosure under the new standard. We expect to adopt the new revenue standard in the first quarter of 2018 applying the modified retrospective transition method.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

3. Acquisitions, Goodwill, and Acquired Intangible Assets

Acquisition of EXINI Diagnostics AB

On November 12, 2015, we acquired 92.45% of the outstanding shares of EXINI, a Lund, Sweden based leader in the development of advanced imaging analysis tools and solutions for medical decision support. EXINI's operations are included in our consolidated financial statements beginning November 12, 2015, the date we acquired control. Through the end of the extended acceptance period of November 27, 2015, we acquired additional outstanding shares, bringing our ownership to 96.81%. We commenced a judicial process in Sweden for acquiring the remaining shares and EXINI was delisted and ceased to be publicly traded effective as of the close of trading on December 4, 2015. On December 8, 2016, a Swedish arbitral tribunal awarded us advanced title to the remaining shares of EXINI and, as of that date, EXINI became a wholly-owned subsidiary with 100% of the voting shares owned by us.

Goodwill and Acquired Intangible Assets

In connection with the 2015 acquisition of EXINI and the 2013 acquisition of Molecular Insight, intangible assets and goodwill were initially measured at the acquisition date at estimated fair value and capitalized.

Third and fourth quarter 2014 reviews of our intangible assets resulted in $2.7 million impairments of the indefinite-lived balance and a $16 thousand impairment of the finite-lived balance, with the corresponding impairment charges recorded in our consolidated statements of operations.

The following table summarizes the activity related to goodwill and intangible assets:

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2015	$7,702	$28,700	$-
Increase related to EXINI acquisition	5,372	-	2,120
Amortization expense	-	-	(27)
Impairment	-	-	-
Balance at December 31, 2015	13,074	28,700	2,093
Amortization expense	-	-	(212)
Balance at December 31, 2016	$13,074	$28,700	$1,881

The following table reflects the components of the finite-lived intangible assets as of December 31, 2016:

	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite lived intangible assets	$2,120	$239	$1,881
Total	$2,120	$239	$1,881

The weighted-average remaining life of the finite-lived intangible assets was approximately nine years at December 31, 2016.

Amortization expense was calculated on a straight-line basis over the estimated useful life of the asset and was $212 thousand and $27 thousand for the year ended December 31, 2016 and 2015, respectively. Assuming no changes in the gross carrying amount of finite lived intangible assets, the future annual amortization expense related to finite lived intangible assets is expected to be $212 thousand in each of the next five years (2017 through 2021) .

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

4. Fair Value Measurements

We record the contingent consideration liability resulting from the Molecular Insight acquisition at fair value in accordance with ASC 820-10-50.

The following tables present our money market funds, included in cash and cash equivalents, and contingent consideration liability measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy:

		Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$137,340	$137,340	$-	$-
Total assets	$137,340	$137,340	$-	$-

Liabilities:
Contingent consideration liability	$14,200	$-	$-	$14,200
Total liabilities	$14,200	$-	$-	$14,200

		Fair Value Measurements at December 31, 2015
		Quoted Prices in	Significant Other	Significant
	Balance at	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$68,140	$68,140	$-	$-
Total assets	$68,140	$68,140	$-	$-

Liabilities:
Contingent consideration liability	$18,800	$-	$-	$18,800
Total liabilities	$18,800	$-	$-	$18,800

Under the terms of the terms of the acquisition agreement, we agreed to pay to the former stockholders potential milestones, in cash or our common stock at our option, of up to $23.0 million contingent upon achieving specified commercialization events and up to $70.0 million contingent upon achieving specified sales targets relating to Molecular Insight’s products. We consider this contingent liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value of the contingent consideration liability of $14.2 million as of December 31, 2016, represents future potential milestone payments to former Molecular Insight stockholders. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs were the probabilities of achieving regulatory approval of the development projects and subsequent commercial success, and discount rates.

Significant changes in any of the probabilities of success would result in a significantly higher or lower fair value measurement. Significant changes in the probabilities as to the periods in which milestones will be achieved would result in a significantly lower or higher fair value measurement. We record the contingent consideration liability at fair value with changes in estimated fair values recorded in change in contingent consideration liability in our consolidated statements of operations.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

The following tables present quantitative information pertaining to the December 31, 2016 and 2015 fair value measurements of the Level 3 inputs. The 2016 decrease in the contingent consideration liability of $4.6 million resulted primarily from a decrease in the projected sales and an increase in the discount rate used to calculate the present value of the potential sales-based milestone payments to former Molecular Insight stockholders under the acquisition agreement.

	Fair Value at
	December 31,			Range
	2016	Valuation Technique	Unobservable Input	(Weighted-Average)
Contingent Consideration Liability:
AZEDRA commercialization	$3,800	Probability adjusted	Probability of success		54%
		discounted cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,700	Probability adjusted	Probability of success		59%
		discounted cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	400	Probability adjusted	Probability of success		16%
		discounted cash flow model	Period of expected milestone achievement		2024
			Discount rate		10%
Net sales targets	5,300	Monte-Carlo simulation	Probability of success	16%	-	59%
			Discount rate		10%
Total	$14,200

	Fair Value at
	December 31,			Range
	2015	Valuation Technique	Unobservable Input	(Weighted-Average)
Contingent Consideration Liability:
AZEDRA commercialization	$2,500	Probability adjusted	Probability of success		40%
		discounted cash flow model	Period of expected milestone achievement
			Discount rate		10%
1404 commercialization	4,200	Probability adjusted	Probability of success		59%
		discounted cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	500	Probability adjusted	Probability of success		19%
		discounted cash flow model	Period of expected milestone achievement		2023
			Discount rate		10%
Net sales targets	11,600	Monte-Carlo simulation	Probability of success	19%	-	59%	(37%)
			Discount rate(1)	12%	/	4%
Total	$18,800

(1) The contingent consideration liability related to the net sales targets was derived from a model under a risk neutral framework resulting in the application of 12% and 4% discount rates to estimated cash flows.

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	2016	2015
Balance at beginning of period	$18,800	$17,200
Fair value change included in net income (loss)	(4,600)	1,600
Balance at end of period	$14,200	$18,800

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(4,600)	$1,600

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

5. Accounts Receivable

Our accounts receivable represent amounts due to us from collaborators, royalties, and sales of research reagents, and consisted of the following at December 31, 2016 and 2015:

	2016	2015
Royalties	$2,407	$3,463
Collaborators	2,000	63
Other	457	27
Accounts receivable, gross	4,864	3,553
Less - Allowance for doubtful accounts	-	(10)
Accounts receivable, net	$4,864	$3,543

6. Fixed Assets

Fixed assets as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Machinery and equipment	$1,493	$5,706
Leasehold improvements	1,640	5,027
Computer equipment	695	1,727
Furniture and fixtures	877	131
Construction in progress	893	87
Property and equipment, gross	5,598	12,678
Less - accumulated depreciation	(838)	(10,271)
Property and equipment, net	$4,760	$2,407

At December 31, 2016 and 2015, $1.6 million and $1.5 million, respectively, of net leasehold improvements, were being amortized over periods of 13.8 years and 6.4 – 10.8 years, under leases with terms through September 30, 2030 and December 31, 2020, respectively. We recorded depreciation expense of $1.9 million, $0.5 million, and $0.5 million during 2016, 2015, and 2014, respectively.

7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at December 31, 2016 and 2015:

	2016	2015
Loss contingency for litigation	$4,000	$2,516
Accrued legal and professional fees	1,123	1,089
Accrued consulting and clinical trial costs	6,933	2,844
Accrued payroll and related costs	1,957	1,961
Other	1,751	802
Accrued expenses	$15,764	$9,212

8. Commitments and Contingencies

a. Operating Leases

At December 31, 2016, we leased corporate office space in New York City, pursuant to a lease agreement expiring in September 2030 (subject to an early termination right), and additional office space in Lund, Sweden, which expires in December 2018.

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease. In addition to rents due under these agreements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

As of December 31, 2016, future minimum annual payments under all operating lease agreements are as follows:

Years ending	Minimum Annual
December 31,	Payments
2017	$1,835
2018	1,868
2019	1,818
2020	1,852
2021	1,886
Thereafter	20,682
Total	$29,941

Rental expense totaled approximately $1.2 million, $1.9 million, and $1.9 million for 2016, 2015, and 2014, respectively. For 2016, rent expense exceeded amounts paid by $210 thousand and for 2015 and 2014, amounts paid exceeded rent expense by $49 thousand and $3 thousand, respectively. Additional facility charges, including utilities, taxes, and operating expenses, for 2016, 2015, and 2014 were approximately $1.1 million, $2.5 million, and $2.1 million, respectively.

b. Licensing, Service and Supply Agreements

We have entered into intellectual property-based license and service agreements in connection with product development programs, and have incurred milestone, license and sublicense fees and supply costs, included in research and development expenses, totaling approximately $324 thousand, $388 thousand, and $498 thousand during the 2016, 2015, and 2014, respectively.

	Paid from inception/acquisition to December 31, 2016	Future Commitments (1)	Terms
Seattle Genetics, Inc.	$4,701	$13,700

Milestone and periodic maintenance payments to use ADC technology to link chemotherapeutic agents to monoclonal antibodies that target prostate specific membrane antigen. ADC technology is based in part on technology licensed by SGI from third parties.

Amgen Fremont, Inc. (formerly Abgenix)	$1,350	$5,750	Milestones and royalties to use XenoMouse® technology for generating fully human antibodies to PSMA LLC’s PSMA antigen.

Former member of PSMA LLC	$391	$52,188	Annual minimum royalty payments and milestones to use technology related to PSMA.

University of Zurich and the Paul Scherrer Institute	$335	$1,005	Annual maintenance and license fee payments, milestones and royalties in respect of licensed technology related to 1404.

University of Western Ontario	$38	$275	Annual minimum royalty, administration and milestone payments in respect of licensed technology related to AZEDRA.

Johns Hopkins University Technology	$150	$2,760	Annual minimum royalty payments and milestones to use technology related to PyL.

Selexis Commercial License Agreement	$59	$1,802	Milestones and royalties to use Selexis technology related to PSMA Antibodies.

(1) Amounts based on known contractual obligations as specified in the respective license agreements, which are dependent on the achievement or occurrence of future milestones or events and exclude amounts for royalties which are dependent on future sales and are unknown.

In addition, we are planning to out-license or terminate non-germane licenses and service agreements, as to which we have paid $301 thousand through December 31, 2016, and have future commitments of $14.3 million, subject to occurrence of future milestones or events.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

c. Consulting Agreements

As part of our research and development efforts, we have from time to time entered into consulting agreements with external scientific specialists. These agreements contain various terms and provisions, including fees to be paid by us and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable by us. Certain of these scientists are advisors to us, and some have purchased our common stock or received stock options which are subject to vesting provisions. We have recognized expenses with regard to the consulting agreements of $164 thousand, $54 thousand, and $67 thousand for 2016, 2015, and 2014, respectively.

d. Legal Proceedings

On January 4, 2017, we settled all claims against us under a federal action brought in 2010 by a former employee, where such former employee had complained that we had violated the anti-retaliation provisions of the Federal Sarbanes-Oxley law by terminating him. In connection with this settlement, we and the former employee exchanged mutual releases and we are to pay an aggregate sum of $4.0 million to the former employee and his attorneys, which is included in accrued expenses on our consolidated balance sheet at December 31, 2016. We have $1.7 million held by the District Court in escrow and recorded as restricted cash in other current assets on our consolidated balance sheet at December 31, 2016.

On October 7, 2015 Progenics, Valeant and Wyeth LLC (Valeant’s predecessor as licensee of RELISTOR) received notification of a Paragraph IV certification for certain patents for RELISTOR® (methylnaltrexone bromide) subcutaneous injection, which are listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certification resulted from the filing by Mylan Pharmaceuticals, Inc. of an Abbreviated New Drug Application (“ANDA”) with the FDA, challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

On October 28, 2015, Progenics, Valeant and Wyeth LLC received a second notification of a Paragraph IV certification with respect to the same patents for RELISTOR subcutaneous injection from Actavis LLC as a result of Actavis LLC’s filing of an ANDA with the FDA, also challenging these patents and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

In October 2016, Progenics, Valeant, and Wyeth LLC received a notification of a Paragraph IV certification with respect to certain patents for RELISTOR Tablets. The certification accompanied the filing by Actavis LLC of an ANDA challenging such patents for RELISTOR Tablets and seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of these patents expire.

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

In the third quarter of 2014, Progenics and Ono, its former licensee of RELISTOR in Japan, settled all claims between them relating to an arbitration commenced by Progenics in 2013, the parties’ October 2008 License Agreement and the former licensee’s development and commercialization of the drug. In connection therewith, the parties exchanged mutual releases and the former licensee paid us $7.25 million, which was recorded as other operating income.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

9. Non-Recourse Long-Term Debt, Net

On November 4, 2016, through a new wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), we entered into a loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”) pursuant to which HCRP agreed to make term loans in an aggregate principal amount of up to $100.0 million. We borrowed $50.0 million and can borrow an additional $50.0 million, subject to mutual agreement with HCRP, up to twelve months after the closing date. Under the terms of the Royalty-Backed Loan, the lenders have no recourse to us or to any of our assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under our agreement with Valeant. The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5%.

Under the terms of the loan agreement, payments of interest and principal, if any, under the loan will be made on the last day of each calendar quarter out of RELISTOR royalty payments received since the immediately preceding payment date. On each payment date prior to March 31, 2018, RELISTOR royalty payments received since the immediately preceding payment date will be applied solely to the payment of interest on the loan, with any royalties in excess of the interest amount retained by us. Beginning on March 31, 2018, 50 percent of RELISTOR royalty payments received since the immediately preceding payment date in excess of accrued interest on the loan will be used to repay the principal of the loan, with the balance retained by us. Starting on September 30, 2021, all of the RELISTOR royalties received since the immediately preceding payment date will be used to repay the interest and outstanding principal balance until the balance is fully repaid. The loan has a maturity date of June 30, 2025. Upon the occurrence of certain triggers in the loan agreement, or if HCRP so elects on or after January 1, 2018, all of the RELISTOR royalty payments received after the immediately preceding payment date shall be applied to the payment of interest and repayment of principal until the principal of the loan is fully repaid. In the event of such an election by HCRP, we have the right to repay the loan without any prepayment penalty.

In connection with the Royalty-Backed Loan, the debt issuance costs have been recorded as a debt discount in our consolidated balance sheets and are being amortized and recorded as interest expense throughout the life of the loan using the effective interest method.

The Loan Agreement contains customary defined events of default, upon which any outstanding principal and unpaid interest shall be immediately due and payable. These include: failure to pay any principal or interest when due; any uncured breach of a representation, warranty or covenant; any uncured failure to perform or observe covenants; any uncured cross default under a material contract; any uncured breach of our representations, warranties or covenants under a contribution and servicing agreement with MNTX Royalties; any termination of the RELISTOR license agreement; certain bankruptcy or insolvency events; and the occurrence of a material adverse effect.

As of December 31, 2016, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

Future principal, based upon estimated sales projections, under the Royalty-Backed Loan as of December 31, 2016, are as follows:

2017	$--
2018	2,626
2019	3,678
2020	4,795
2021	8,068
Thereafter	31,598
Total payments	$50,765

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

Interest expense, including amortization of debt discount, related to the Royalty-Backed Loan for the year ended December 31, 2016 was approximately $0.8 million. Accrued interest, which was accreted as part of principal at December 31, 2016, was $0.7 million.

10. Stockholders’ Equity

Common Stock and Preferred Stock

We are authorized to issue 160 million shares of our common stock, par value $.0013, and 20 million shares of preferred stock, par value $.001. The Board of Directors (the “Board”) has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board.

Shelf Registration

During the first quarter of 2017, we established a $250.0 million replacement shelf registration statement. Under a previously established $150.0 million replacement shelf registration statement, in February 2014, we completed an underwritten public offering of 8.75 million shares of common stock at a public offering price of $4.60 per share, resulting in net proceeds of approximately $37.5 million. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission.

Accumulated Other Comprehensive Loss (“AOCL”)

The following table summarizes the components of AOCL at December 31, 2016:

	Foreign Currency Translation	AOCL
Balance at January 1, 2016	$(26)	$(26)
Foreign currency translation adjustment	(59)	(59)
Balance at December 31, 2016	$(85)	$(85)

We did not have any reclassifications out of AOCL to losses during 2016.

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

The stock option plans provide that options may be granted at an exercise price of 100% of fair market value of our common stock on the date of grant, may be exercised in full or in installments, at the discretion of the Board or its Compensation Committee, and must be exercised within ten years from date of grant. Stock options generally vest pro rata over three to five years. We recognize stock-based compensation expense on a straight-line basis over the requisite service (vesting) period based on fair values. We use historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of stock-based compensation expense as of the grant date. We adjust the total amount of stock-based compensation expense recognized for each award, in the period in which each award vests, to reflect the actual forfeitures related to that award. Changes in our estimated forfeiture rate will result in changes in the rate at which compensation cost for an award is recognized over its vesting period.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

Stock Options

The following table summarizes stock options activity for the year ended December 31, 2016:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2016	5,134	$9.05	5.69
Granted	1,229	$4.77
Exercised	(244)	$5.50
Cancelled	(926)	$6.86
Expired	(306)	$24.88
Outstanding at December 31, 2016	4,887	$7.57	5.81
Exercisable at December 31, 2016	3,517	$8.46	4.65
Vested and expected to vest at December 31, 2016	4,668	$7.67	5.66

The weighted average fair value of options granted during 2016, 2015, and 2014 was $3.24, $5.02, and $3.41 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $12.1 million for stock options outstanding, $7.5 million for stock options exercisable, and $11.4 million for stock options vested and expected to vest, as of December 31, 2016. The total intrinsic value for stock options exercised during 2016, 2015, and 2014 was $476 thousand, $465 thousand, and $102 thousand, respectively.

We typically do not expect to realize any tax benefits from our stock option activity or the recognition of stock-based compensation expense, because we currently have net operating losses and have a full valuation allowance against our deferred tax assets. Accordingly, no amounts related to windfall tax benefits have been reported in cash flows from operations or cash flows from financing activities for 2016, 2015 or 2014.

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

We estimated the fair value of the stock options granted on the date of grant using a Black-Scholes valuation model that used the weighted average assumptions noted in the following table. The risk-free interest rate assumption we use is based upon U.S. Treasury interest rates appropriate for the expected life of the awards. The expected life (estimated period of time that we expect employees, directors, and consultants to hold their stock options) was estimated based on historical rates for three group classifications, (i) employees, (ii) outside directors and officers, and (iii) consultants. Expected volatility was based on historical volatility of our stock price for a period equal to the stock option's expected life and calculated on a daily basis. The expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

The following table presents assumptions used in computing the fair value of option grants during 2016, 2015, and 2014:

	2016	2015	2014
Risk-free interest rate	1.53%	2.00%	2.13%
Expected life (in years)	6.77	6.97	6.84
Expected volatility	74%	81%	82%
Expected dividend yield	--	--	--

Stock-based compensation expense for the three years ended December 31, 2016 was recorded in our consolidated statement of operations as follows:

	2016	2015	2014
Research and development expenses	$843	$1,099	$1,843
General and administrative expenses	1,614	1,849	1,680
Total stock-based compensation expense	$2,457	$2,948	$3,523

At December 31, 2016, unrecognized stock-based compensation expense related to stock options was approximately $2.8 million and is expected to be recognized over a weighted average period of approximately 2.6 years.

12. Employee Savings Plan

The terms of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the “401(k) Plan”), among other things, allow eligible employees to participate in the Amended Plan by electing to contribute to the 401(k) Plan a percentage of their compensation to be set aside to pay their future retirement benefits. We matched 50% of employee contributions equal to 1% - 10% of compensation during the two years ended December 31, 2016 and 50% of employee contributions equal to 5% - 8% of compensation during the year ended December 31, 2014, made by eligible employees to the 401(k) Plan (the “Matching Contribution”). In addition, we may also make a discretionary contribution each year on behalf of all participants who are non-highly compensated employees. We made Matching Contributions of approximately $281 thousand, $327 thousand, and $276 thousand to the 401(k) Plan for 2016, 2015, and 2014, respectively. No discretionary contributions were made during those years.

13. Income Taxes

We account for income taxes using the liability method in accordance with ASC 740 (Topic 740, Income Taxes). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In 2016, we recorded an income tax provision of $1.8 million primarily due to an adjustment to our deferred tax liability for higher effective tax rate, resulting from relocation of our headquarters to New York City. We recorded an income tax benefit of $133 thousand and $989 thousand in 2015 and 2014, respectively, resulting from the change in the temporary difference between carrying amounts of in-process research and development assets for financial reporting purposes and the amounts used for income tax purposes. We have completed calculations through June 30, 2016, under Internal Revenue Code Section 382, the results of which indicate that past ownership changes will limit annual utilization of net operating losses (“NOLs”) in the future. Ownership changes subsequent to June 30, 2016, may further limit the future utilization of net operating loss and tax credit carry-forwards as defined by the Federal and state tax codes.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

The components of the provision for (benefit from) income taxes during 2016, 2015, and 2014 consisted of the following:

	2016	2015	2014

Current taxes:
United States	$11	$-	$-
Foreign	-	-	-
State	22	-	-
Total current taxes	$33	$-	$-

Deferred taxes:
United States	$-	$-	$-
Foreign	-	-	-
State	1,811	(133)	(989)
Total deferred taxes	$1,811	$(133)	$(989)

Provision for (benefit from) income taxes	$1,844	$(133)	$(989)

Deferred tax assets and liabilities as of December 31, 2016 and 2015, consisted of the following:

	2016	2015
Deferred tax assets:
Depreciation and amortization	$788	$2,215
Research & Experimental and Orphan Drug tax credit carry-forwards	27,361	19,284
NYS investment tax credit carry-forwards	933	1,087
AMT credit carry-forwards	221	211
Net operation loss carry-forwards	227,171	226,639
Capitalized research and development expenditures	11,915	15,149
Stock compensation	12,343	12,250
Other items	4,513	2,562
Total gross deferred tax assets	285,245	279,397
Less valuation allowance	(285,245)	(279,397)
Deferred tax assets	-	-
Deferred tax liability	(13,010)	(11,199)
Net deferred tax liability	$(13,010)	$(11,199)

We maintain a full valuation allowance on deferred tax assets considering our history of taxable losses and the uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets. For 2015 and 2014, we incurred net losses for tax purposes. We recognized a full tax valuation against deferred tax assets at December 31, 2016 and 2015. In 2016 and 2015, we recognized deferred income tax liabilities of $13.0 million and $11.2 million, respectively, to reflect the net tax effects of temporary differences between the carrying amounts of in process research and development assets for financial reporting purposes and the amounts used for income tax purposes.

The following is a reconciliation of income taxes computed at the Federal statutory income tax rate to the actual effective income tax provision during 2016, 2015, and 2014:

	2016	2015	2014

U.S. Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of Federal benefit	10.8%	4.8%	8.0%
Foreign rate differential	2.6%	(0.1%)	0.0%
Research and experimental and Orphan Drug tax credit	(63.0%)	1.7%	(16.0%)
Effect of federal and state tax rate changes	(43.0%)	(4.8%)	1.6%
Permanent differences	0.1%	(1.4%)	15.1%
Stock option shortfalls	22.3%	(6.1%)	38.1%
Change in valuation allowance	50.9%	(27.8%)	(109.6%)
Income tax expense/benefit	14.7%	0.3%	(28.8%)

As of December 31, 2016, we had available, for tax return purposes, unused Federal NOLs of approximately $599.7 million, which will expire in various years from 2018 to 2035, $18.7 million of which were generated from deductions post January 1, 2006 that, when realized, will reduce taxes payable and will increase paid-in-capital and are not reflected in our deferred tax assets above. Additionally, $11.2 million of the valuation allowance relates to NOLs attributable to excess tax deductions for equity compensation pre January 1, 2006. When realized this will also be reflected as an increase to paid-in-capital. Also, we had available, for tax return purposes, unused state NOLs of approximately $554.0 million, which will expire in various years from 2030 to 2035.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

We have reviewed our nexus in various tax jurisdictions and our tax positions related to all open tax years for events that could change the status of our tax liability under ASC 740, if any, or require an additional liability to be recorded. We have not, as of yet, conducted a study of our research and experimental (“R&E”) credit carry-forwards. Such a study might result in an adjustment to our R&E credit carry-forwards, but until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under ASC 740-10 except for uncertain tax positions acquired in connection with the Molecular Insight acquisition. A full valuation allowance has been provided against our R&E credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the statements of operations and comprehensive loss if an adjustment was required.

As of December 31, 2016, we are subject to Federal, foreign, and state income tax. Open tax years relate to years in which unused net operating losses were generated or, if used, for which the statute of limitation for examination by taxing authorities has not expired. Our open tax years extend back to 1997. No amounts of interest or penalties were recognized in our consolidated statements of operations or consolidated balance sheets as of and for the years ended December 31, 2016, 2015, and 2014.

Our R&E tax credit carry-forwards of approximately $28 million at December 31, 2016 expire in various years from 2018 to 2036.

As of December 31, 2016 and 2015, we have not recognized any liability for uncertain tax positions, because of our full valuation allowance. We will recognize interest and penalties related to these positions, should such costs be assessed. The recognition of unrecognized tax benefits would not affect our effective tax rate because the tax benefit would be offset by an increase in our valuation allowance.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2016 and 2015.

	2016	2015
Beginning uncertain tax benefits	$2,661	$2,661
Current year - increases	-	-
Current year - decreases	-	-
Settlements	-	-
Expired statuses	-	-
Ending uncertain tax benefits	$2,661	$2,661

14. Net Income (Loss) Per Share

Our basic net income (loss) per share attributable to Progenics amounts have been computed by dividing net income (loss) attributable to Progenics by the weighted-average number of common shares outstanding during the period. For 2016 and 2014, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect of stock options (determined using the treasury stock method). For 2015 we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, basic and diluted EPS are the same for the 2015.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — continued

(amounts in thousands, except per share amounts or as otherwise noted)

The calculations of net income (loss) per share, basic and diluted, are as follows:

	Net income (loss)	Weighted-average
	attributable	shares
	to Progenics	outstanding	Per share
	(Numerator)	(Denominator)	amount
2016
Basic	$10,806	70,003	$0.15
Dilutive effect of stock options	-	152
Diluted	$10,806	70,155	$0.15

2015
Basic and diluted	$(39,112)	69,716	$(0.56)

2014
Basic	$4,410	68,185	$0.06
Dilutive effect of stock options	-	58
Diluted	$4,410	68,243	$0.06

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of the diluted net income (loss) per share:

	2016	2015	2014
Stock options	3,577	6,381	5,036
Contingent consideration liability	1,644	2,827	3,457
Total securities excluded	5,221	9,208	8,493

15. Unaudited Quarterly Results (unaudited)

Summarized quarterly financial data during 2016 and 2015 are as follows:

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues (1)	$2,450	$8,476	$53,850	$4,653
Net (loss) income	$(12,673)	$(5,657)	$36,282	$(7,219)
Net loss attributable to noncontrolling interests	$(18)	$(19)	$(21)	$(15)
Net (loss) income attributable to Progenics	$(12,655)	$(5,638)	$36,303	$(7,204)
Net (loss) income per share attributable to Progenics - basic	$(0.18)	$(0.08)	$0.52	$(0.10)
Net (loss) income per share attributable to Progenics - diluted	$(0.18)	$(0.08)	$0.52	$(0.10)

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues (2)	$248	$1,937	$1,396	$5,095
Net loss	$(10,254)	$(11,697)	$(10,014)	$(7,154)
Net loss attributable to noncontrolling interests	$-	$-	$-	$(7)
Net loss attributable to Progenics	$(10,254)	$(11,697)	$(10,014)	$(7,147)
Net loss per share attributable to Progenics - basic	$(0.15)	$(0.17)	$(0.14)	$(0.10)
Net loss per share attributable to Progenics - diluted	$(0.15)	$(0.17)	$(0.14)	$(0.10)

(1) Revenues in the second and fourth quarters of 2016 included $5.0 million and $2.0 million license revenue from Bayer, respectively, and revenues in the third quarter of 2016 included $50.0 million milestone payment received from Valeant.

(2) Revenues in the fourth quarter of 2015 included $1.5 million milestone payment received from CytoDyn.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Year ended December 31,	Beginning Balance	Additions Charged to General and Administrative Expenses	Deductions Accounts Written Off During Period	Ending Balance
(in thousands)
2016	$10	$-	$(10)	$-
2015	$10	$-	$-	$10
2014	$7	$3	$-	$10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

By:	/s/ MARK R. BAKER
Mark R. Baker Chief Executive Officer and Director (Principal Executive Officer)

Date: March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ PETER J. CROWLEY	Chairman	March 9, 2017
Peter J. Crowley

/s/ MARK R. BAKER	Chief Executive Officer and Director	March 9, 2017
Mark R. Baker	(Principal Executive Officer)

/s/ BRADLEY CAMPBELL	Director	March 9, 2017
Bradley Campbell

/s/ KAREN J. FERRANTE	Director	March 9, 2017
Karen J. Ferrante, M.D.

/s/ MICHAEL D. KISHBAUCH	Director	March 9, 2017
Michael D. Kishbauch

/s/ DAVID A. SCHEINBERG	Director	March 9, 2017
David A. Scheinberg, M.D., Ph.D.

/s/ NICOLE S. WILLIAMS	Director	March 9, 2017
Nicole S. Williams

/s/ PATRICK FABBIO	Senior Vice President and Chief Financial Officer	March 9, 2017
Patrick Fabbio	(Principal Financial and Accounting Officer)

S-1

EXHIBIT INDEX

Exhibit
Number *	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated By-laws of the Registrant.
4.1(3)	Specimen Certificate for Common Stock, $0.0013 par value per share, of the Registrant.
10.5(4) ‡	Amended and Restated 1996 Stock Incentive Plan
10.6.3(5) ‡	Amended 2005 Stock Incentive Plan
10.6.4(6) ‡	Form of Non-Qualified Stock Option Award Agreement
10.6.5(6) ‡	Form of Restricted Stock Award Agreement
10.7(7) ‡	Form of Indemnification Agreement
10.21.1(9)	Amended and Restated Agreement of Lease, dated October 28, 2009, between BMR-Landmark at Eastview LLC and the Registrant.
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

10.39(14) †	License Agreement, dated September 1, 2012, by and between FUJIFILM RI Pharma Co., Ltd. and Molecular Insight Pharmaceuticals, Inc.
10.40(15) †	License Agreement, dated May 4, 2012, between Molecular Insight Pharmaceuticals, Inc., the University of Zurich and the Paul Scherrer Institute.
10.41(16)	License Agreement, dated as of December 15, 2000, between Molecular Insight Pharmaceuticals, Inc. and The Board of Governors of the University of Western Ontario.
10.43(17)	Controlled Equity OfferingSM Sales Agreement dated as of January 23, 2014, by and between the Registrant and Cantor Fitzgerald & Co.
10.45(12) †	Collaboration Agreement, effective February 21, 2001, by and between Abgenix, Inc. and PSMA Development Company, LLC.
10.46 (18) †	Lease, dated December 31, 2015, between Progenics Pharmaceuticals, Inc. and WTC TOWER 1 LLC.
10.47(23) †	License Agreement, dated as of 30 July, 2015 between the Registrant and The Johns Hopkins University.
10.48(23)	Employment Offer Letter Agreement between the Registrant and Sheldon Hirt.
10.49(23)	Employment Offer Letter Agreement between the Registrant and Patrick Fabbio.
10.50(19)	Exclusive License Agreement, dated as of April 28, 2016, between PSMA Development Company LLC and Bayer AS.
10.51(20)	Assignment and Assumption Agreement, dated as of May 6, 2016, between Progenics Pharmaceuticals, Inc., BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc.
10.52(21)	Loan Agreement, dated as of November 4, 2016, between Progenics Pharmaceuticals, Inc. through its wholly-owned subsidiary MNTX Royalties Sub LLC, and Healthcare Royalty Partners.
10.53(22)	Controlled Equity OfferingSM Sales Agreement, dated January 6, 2017, between Progenics Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Patrick Fabbio, Senior Vice President and Chief Financial Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

E-1

32.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2

Certification of Patrick Fabbio, Senior Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

*	Exhibits footnoted as previously filed have been filed as an exhibit to the document of the Registrant or other registrant referenced in the footnote below, and are incorporated by reference herein.

(1)	Previously filed in Current Report on Form 8-K filed on June 13, 2013.
(2)	Previously filed in Current Report on Form 8-K filed on January 30, 2017.
(3)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.
(4)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-120508.
(5)	Previously filed in Current Report on Form 8-K filed on June 18, 2014.
(6)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.
(7)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(9)	Previously filed in Current Report on Form 8-K filed on November 28, 2012.
(10)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2005.
(11)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(12)	Previously filed in Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2009.
(13)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(14)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(15)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2013.
(16)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-129570 filed by Molecular Insight Pharmaceuticals, Inc.
(17)	Previously filed in Registration Statement on Form S-3, Commission File No. 333-193521.
(18)	Previously filed in Current Report on Form 8-K filed on January 5, 2016.
(19)	Previously filed in Current Report on Form 8-K filed on May 4, 2016.
(20)	Previously filed in Current Report on Form 8-K filed on May 10, 2016.
(21)	Previously filed in Current Report on Form 8-K filed on November 7, 2016.
(22)	Previously filed in Current Report on Form 8-K filed on January 6, 2017.
(23)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2015.

†	Confidential treatment granted as to certain portions omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.

E-2