Form 10-Q
period 2017-03-31
PROGENICS PHARMACEUTICALS INC
filed 2017-05-04
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of May 1, 2017, a total of 70,225,199 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$126,306	$138,909
Accounts receivable, net	2,097	4,864
Other current assets	3,676	4,328
Total current assets	132,079	148,101

Property and equipment, net	4,702	4,760
Intangible assets, net	30,528	30,581
Goodwill	13,074	13,074
Other assets	2,471	2,470
Total assets	$182,854	$198,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$971	$567
Accrued expenses	12,705	15,764
Other current liabilities	677	26
Total current liabilities	14,353	16,357

Long-term debt, net	48,850	49,453
Contingent consideration liability	16,100	14,200
Deferred tax liability	13,010	13,010
Other liabilities	1,286	1,204
Total liabilities	93,599	94,224

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 70,425 shares in 2017 and 70,390 shares in 2016	92	92
Additional paid-in capital	598,904	598,069
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Accumulated other comprehensive loss	(67)	(85)
Accumulated deficit	(506,933)	(490,573)
Total stockholders’ equity	89,255	104,762
Total liabilities and stockholders’ equity	$182,854	$198,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue:
Royalty income	$2,119	$2,189
License revenue	215	242
Other revenue	13	19
Total revenue	2,347	2,450

Operating expenses:
Research and development	10,005	9,149
General and administrative	5,695	5,817
Change in contingent consideration liability	1,900	200
Total operating expenses	17,600	15,166

Operating loss	(15,253)	(12,716)

Other (expense) income:
Interest (expense) income, net	(1,107)	43
Total other (expense) income	(1,107)	43

Net loss	(16,360)	(12,673)
Net loss attributable to noncontrolling interests	-	(18)
Net loss attributable to Progenics	$(16,360)	$(12,655)

Net loss per share attributable to Progenics - basic and diluted	$(0.23)	$(0.18)
Weighted-average shares - basic and diluted	70,196	69,946

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(16,360)	$(12,673)
Other comprehensive loss:
Foreign currency translation adjustments	18	(69)
Comprehensive loss	(16,342)	(12,742)
Comprehensive loss attributable to noncontrolling interests	-	(21)
Comprehensive loss attributable to Progenics	$(16,342)	$(12,721)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
	Number		Paid-in	Accumulated	Comprehensive	Number		Stockholders’
	of Shares	Par Value	Capital	Deficit	Loss	of Shares	Cost	Equity
Balance at December 31, 2016	70,390	$92	$598,069	$(490,573)	$(85)	(200)	$(2,741)	$104,762
Net loss	-	-	-	(16,360)	-	-	-	(16,360)
Foreign currency translation adjustments	-	-	-	-	18	-	-	18
Stock-based compensation expense	-	-	603	-	-	-	-	603
Exercise of stock options	35	-	232	-	-	-	-	232
Balance at March 31, 2017	70,425	$92	$598,904	$(506,933)	$(67)	(200)	$(2,741)	$89,255

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,360)	$(12,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256	751
Stock-based compensation expense	603	576
Gain on sale of fixed assets	(15)	(112)
Paid in-kind interest	(13)	-
Non-cash interest expense	61	-
Change in fair value of contingent consideration liability	1,900	200
Changes in assets and liabilities:
Accounts receivable	2,767	1,204
Other current assets	638	448
Other assets	(1)	-
Accounts payable	402	1,156
Accrued expenses	(3,066)	513
Other current liabilities	-	(59)
Other liabilities	81	29
Net cash used in operating activities	(12,747)	(7,967)
Cash flows from investing activities:
Purchases of property and equipment	(145)	(607)
Proceeds from sale of fixed assets	32	113
Net cash used in investing activities	(113)	(494)
Cash flows from financing activities:
Proceeds from exercise of stock options	232	-
Net cash provided by financing activities	232	-
Effect of currency rate changes on cash and cash equivalents	25	33
Net decrease in cash and cash equivalents	(12,603)	(8,428)
Cash and cash equivalents at beginning of period	138,909	74,103
Cash and cash equivalents at end of period	$126,306	$65,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Business

Progenics Pharmaceuticals, Inc. and its subsidiaries (“the Company,” “Progenics,” “we,” or “us”) develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: 1) therapeutic agents designed to precisely target cancer (AZEDRA® and 1095), 2) PSMA-targeted imaging agents for prostate cancer (1404 and PyLTM), and 3) imaging analysis tools.

In February 2011, we licensed our first commercial drug, RELISTOR® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (“OIC”), to Salix Pharmaceuticals, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”)). In September 2014, RELISTOR received an expanded approval from the U.S. Food and Drug Administration ("FDA") for the treatment of OIC in patients taking opioids for chronic non-cancer pain, and in July 2016, RELISTOR Tablets were approved by the FDA for the treatment of OIC in adults with chronic non-cancer pain. We have in the past and continue to consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

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

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. Certain of our intellectual property rights are held by wholly owned subsidiaries. All of our U.S. operations are presently conducted at our headquarters in New York, and the operations of our foreign subsidiary, EXINI Diagnostics A.B. (“EXINI”), are conducted at our facility in Lund, Sweden. We operate under a single research and development operating segment.

Liquidity

At March 31, 2017, we had $126.3 million of cash and cash equivalents, a decrease of $12.6 million from $138.9 million at December 31, 2016. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year from the filing date of this Form 10-Q. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses for the foreseeable future.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Our interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements but do not include all disclosures required by GAAP. Certain prior period amounts in our condensed consolidated financial statements have been reclassified to conform to the current period presentation. Accounts payable, which was historically combined with accrued expenses on our consolidated balance sheet, has been presented as a separate line item for all periods presented in these unaudited condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Progenics as well as its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

In December 2015, we commenced a judicial process in Sweden for acquiring the remaining shares of EXINI. On December 8, 2016, a Swedish arbitral tribunal awarded us advanced title to the remaining shares of EXINI and, as of that date, EXINI became a wholly-owned subsidiary with 100% of the voting shares owned by us. We paid $368 thousand to the minority interest shareholders in connection with the acquisition of the remaining shares of EXINI.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Foreign Currency Translation

Each of our international subsidiaries generally considers their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss (“AOCL”) in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders' equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three months ended March 31, 2017 or 2016.

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1.0 million and $0.8 million as of March 31, 2017 and December 31, 2016, respectively. The following table summarizes our property and equipment (in thousands):

	March 31,	December 31,
	2017	2016
Machinery and equipment	$2,224	$1,493
Leasehold improvements	1,716	1,640
Computer equipment	701	695
Furniture and fixtures	878	877
Construction in progress	221	893
Property and equipment, gross	5,740	5,598
Less - accumulated depreciation	(1,038)	(838)
Property and equipment, net	$4,702	$4,760

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 2. New Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) ("ASU 2016-09"). The standard simplifies several aspects of accounting for stock-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard on January 1, 2017. For the three months ended March 31, 2017, we recognized all excess tax benefits and tax deficiencies associated with exercise of stock options as income tax expense or benefit as a discrete event. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract's performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment by applying a modified retrospective transition method. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for annual reporting periods beginning after December 15, 2016 and interim periods therein. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the process of identifying performance obligations. We are in the process of evaluating our significant revenue contracts and reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and the impact the new standard might have on our consolidated financial statements and disclosures. In addition, we are in the process of identifying the appropriate changes to business processes, systems, and controls to support recognition and disclosure under the new standard. We expect to adopt the new revenue standard in the first quarter of 2018, applying the modified retrospective transition method.

Note 3. Net Loss Per Share

Our basic net loss per share attributable to Progenics amounts have been computed by dividing net loss attributable to Progenics by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2017 and 2016, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive.

The calculations of net loss per share, basic and diluted, are as follows (amounts in thousands, except per share data):

	Net loss	Weighted-average
	attributable	shares
	to Progenics	outstanding	Per share
	(Numerator)	(Denominator)	amount
Three months ended March 31, 2017
Basic and diluted	$(16,360)	70,196	$(0.23)
Three months ended March 31, 2016
Basic and diluted	$(12,655)	69,946	$(0.18)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock options	1,150	5,411
Contingent consideration liability	1,706	4,267
Total securities excluded	2,856	9,678

Note 4. Fair Value Measurements

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

We believe the carrying amounts of our cash equivalents, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of March 31, 2017 and December 31, 2016.

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

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at March 31, 2017
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$122,351	$122,351	$-	$-
Total assets	$122,351	$122,351	$-	$-

Liabilities:
Contingent consideration liability	$16,100	$-	$-	$16,100
Total liabilities	$16,100	$-	$-	$16,100

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

		Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$137,340	$137,340	$-	$-
Total assets	$137,340	$137,340	$-	$-

Liabilities:
Contingent consideration liability	$14,200	$-	$-	$14,200
Total liabilities	$14,200	$-	$-	$14,200

The estimated fair value of the contingent consideration liability of $16.1 million as of March 31, 2017, represents future potential milestone payments to former MIP stockholders. We consider this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success and discount rates.

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

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at March 31, 2017 and December 31, 2016 (in thousands). The increase in the contingent consideration liability of $1.9 million during the three months ended March 31, 2017 was primarily attributable to an increase in the estimated probability of success for AZEDRA given our successful completion of the registrational study and a reduction in the discount period.

	Fair Value at
	March 31,			Range
	2017	Valuation Technique	Unobservable Input	(Weighted-Average)
Contingent Consideration Liability:
AZEDRA commercialization	$5,100	Probability adjusted discounted	Probability of success		72%
		cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,800	Probability adjusted discounted	Probability of success		59%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2024
			Discount rate		10%
Net sales targets	5,800	Monte-Carlo simulation	Probability of success	16%	-	72%
			Discount rate		10%
Total	$16,100

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

	Fair Value at
	December 31,			Range
	2016	Valuation Technique	Unobservable Input	(Weighted-Average)
Contingent Consideration Liability:
AZEDRA commercialization	$3,800	Probability adjusted discounted	Probability of success		54%
		cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,700	Probability adjusted discounted	Probability of success		59%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2024
			Discount rate		10%
Net sales targets	5,300	Monte-Carlo simulation	Probability of success	16%	-	59%
			Discount rate		10%
Total	$14,200

For those financial instruments with significant Level 3 inputs, the following tables summarize the activities for the periods indicated:

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	For the Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$14,200	$18,800
Fair value change included in net loss	1,900	200
Balance at end of period	$16,100	$19,000

Changes in unrealized gains or losses for the period
included in earnings (or changes in net assets) for
liabilities held at the end of the reporting period	$1,900	$200

Note 5. Accounts Receivable

Our accounts receivable represent amounts due to us from collaborators, royalties, and sales of research reagents, and consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Royalties	$1,847	$2,407
Collaborators	202	2,000
Other	48	457
Accounts receivable, net	$2,097	$4,864

Note 6. Goodwill, In-Process Research and Development, and Other Intangible Assets

The fair values of in-process research and development (“IPR&D”) and other identified intangible assets acquired in business combinations are capitalized. We utilize the “income method,” which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs or “replacement costs”, whichever is greater. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each IPR&D project and other identified intangible assets, independently. IPR&D assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Other identified intangible assets, which include the technology asset acquired as part of the EXINI business combination, are amortized over the relevant estimated useful life. The IPR&D assets are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in our condensed consolidated statements of operations.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders' equity). No goodwill impairment has been recognized as of March 31, 2017 or 2016.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2017	$13,074	$28,700	$1,881
Amortization expense	-	-	(53)
Balance at March 31, 2017	$13,074	$28,700	$1,828

	Goodwill	IPR&D	Other Intangible Assets
Balance at January 1, 2016	$13,074	$28,700	$2,093
Amortization expense	-	-	(53)
Balance at March 31, 2016	$13,074	$28,700	$2,040

Note 7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Loss contingency for litigation	$4,000	$4,000
Accrued legal and professional fees	1,003	1,123
Accrued consulting and clinical trial costs	5,487	6,933
Accrued payroll and related costs	1,015	1,957
Other	1,200	1,751
Accrued expenses	$12,705	$15,764

Note 8. Commitments and Contingencies

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

In each of the matters described in this filing or in Note 10. Commitments and Contingencies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in this filing, except for the former employee litigation, have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Former Employee Litigation

On January 4, 2017, we settled all claims against us under a federal action brought in 2010 by a former employee, where such former employee had complained that we had violated the anti-retaliation provisions of the Federal Sarbanes-Oxley law by terminating him. In connection with this settlement, we and the former employee exchanged mutual releases and we are to pay an aggregate sum of $4.0 million to the former employee and his attorneys, which is included in accrued expenses on our consolidated balance sheet at March 31, 2017. We have $1.7 million held by the District Court in escrow and recorded as restricted cash in other current assets on our consolidated balance sheet at March 31, 2017.

Abbreviated New Drug Application Litigations

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

9. Non-Recourse Long-Term Debt, Net

In November 2016, through a new wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), we entered into a loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”). We borrowed $50.0 million and can borrow an additional $50.0 million, subject to mutual agreement with HCRP, up to twelve months after the closing date. Under the terms of the Royalty-Backed Loan, the lenders have no recourse to us or to any of our assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under our agreement with Valeant. The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5%.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

Under the terms of the loan agreement, payments of interest and principal, if any, under the loan will be made on the last day of each calendar quarter out of RELISTOR royalty payments received since the immediately-preceding payment date. On each payment date prior to March 31, 2018, RELISTOR royalty payments received since the immediately preceding payment date will be applied solely to the payment of interest on the loan, with any royalties in excess of the interest amount retained by us. Beginning on March 31, 2018, 50% of RELISTOR royalty payments received since the immediately-preceding payment date in excess of accrued interest on the loan will be used to repay the principal of the loan, with the balance retained by us. Starting on September 30, 2021, all of the RELISTOR royalties received since the immediately-preceding payment date will be used to repay the interest and outstanding principal balance until the balance is fully repaid. The loan has a maturity date of June 30, 2025. Upon the occurrence of certain triggers in the loan agreement, or if HCRP so elects on or after January 1, 2018, all of the RELISTOR royalty payments received after the immediately-preceding payment date shall be applied to the payment of interest and repayment of principal until the principal of the loan is fully repaid. In the event of such an election by HCRP, we have the right to repay the loan without any prepayment penalty.

In connection with the Royalty-Backed Loan, we paid HCRP a lender fee of $0.5 million and incurred additional debt issuance costs totaling $0.9 million, which includes expenses that we paid on behalf of HCRP and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of March 31, 2017, and are being amortized over the estimated term of the debt using the effective interest method. For the three months ended March 31, 2017, we recognized interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $1.3 million. On March 31, 2017, we paid HCRP the accrued interest due for the quarter of $1.2 million.

The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. As of March 31, 2017, the outstanding balance of the Royalty-Backed Loan was $49.5 million, inclusive of payment-in-kind interest expense of $0.8 million and net of unamortized debt discount of $1.3 million.

As of March 31, 2017, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

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

Accumulated Other Comprehensive Loss

The following table summarizes the components of AOCL at March 31, 2017 (in thousands):

	Foreign
	Currency
	Translation	AOCL
Balance at January 1, 2017	$(85)	$(85)
Foreign currency translation adjustment	18	18
Balance at March 31, 2017	$(67)	$(67)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

We did not have any reclassifications out of AOCL to losses during the three months ended March 31, 2017 or 2016.

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

●     The 2005 Stock Incentive Plan (the “2005 Plan”), pursuant to which we are authorized to issue up to 11,450,000 shares of common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, performance shares, and phantom stock. The 2005 Plan will terminate on March 25, 2024.

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

Stock Options

The following table summarizes stock options activity for the three months ended March 31, 2017 (in thousands, except per share data or as otherwise noted):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2017	4,887	$7.57	5.81
Granted	941	$11.30
Exercised	(35)	$6.62
Cancelled	(46)	$6.36
Expired	(28)	$26.66
Outstanding at March 31, 2017	5,719	$8.11	6.29
Exercisable at March 31, 2017	3,889	$7.96	4.86
Vested and expected to vest at March 31, 2017	5,285	$8.04	6.03

The weighted average fair value of options granted during the three months ended March 31, 2017 and 2016 was $7.60 and $3.07 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $15.1 million for stock options outstanding, $11.6 million for stock options exercisable, and $14.5 million for stock options vested and expected to vest as of March 31, 2017. The total intrinsic value for stock options exercised during the three months ended March 31, 2017 was approximately $167 thousand. No stock options were exercised during the three months ended March 31, 2016.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) - Continued

We do not expect to realize any tax benefits from our stock option activity or the recognition of stock-based compensation expense, because we currently have net operating losses and have a full valuation allowance against our deferred tax assets.

Stock-Based Compensation Expense

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally three to five years. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest, and are recognized as an expense over the related period of service or the vesting period, whichever is longer. Under the provisions of ASC 718, members of the Board are considered employees for calculation of stock-based compensation expense.

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

	Three Months Ended
	March 31,
	2017	2016
Risk-free interest rate	2.22%	1.55%
Expected life (in years)	6.73	6.71
Expected volatility	72%	75%
Expected dividend yield	--	--

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Research and development expenses	$235	$275
General and administrative expenses	368	301
Total stock-based compensation expense	$603	$576

At March 31, 2017, unrecognized stock-based compensation expense related to stock options was approximately $7.5 million and is expected to be recognized over a weighted average period of approximately 2.78 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to assist the reader in understanding the business of Progenics Pharmaceuticals, Inc. and its subsidiaries (the "Company," "Progenics," "we," or "us"). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations discussed in MD&A are presented in conformity with accounting principles generally accepted in the U.S. ("GAAP"). We operate under a single research and development business segment. Therefore, our results of operations are discussed on a consolidated basis.

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

Overview

Business

We develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: (1) therapeutic agents designed to precisely target cancer (AZEDRA® and 1095), (2) PSMA-targeted imaging agents for prostate cancer (1404 and PyLTM), and (3) imaging analysis tools. Our first commercial product, RELISTOR (methylnaltrexone bromide) for opioid-induced constipation, is partnered with Valeant Pharmaceuticals International, Inc. (“Valeant”).

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

Phase 2b registrational study achieved primary endpoint under a Special Protocol Assessment agreement with the U.S. Food and Drug Administration ("FDA"); New Drug Application expected to be submitted by mid-2017; an Expanded Access Program in progress

Prostate Cancer Theranostics
1404	Technetium-99m labeled PSMA targeted SPECT/CT imaging agent for prostate cancer	Phase 3 trial in progress
PyL	Fluorinated PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 2/3 trial in progress
1095	Iodine-131 labeled PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 1 trial in progress
PSMA TTC (Targeted Thorium Conjugate) (antibody licensed to Bayer)	Thorium-227 labeled PSMA-targeted antibody therapeutic for treatment of metastatic prostate cancer	Preclinical development in progress
Prostate cancer bone scan indexing products	Software that quantifies the hotspots on bone scans and automatically calculates the bone scan index value	Automated BSI is currently sold in Europe and Japan; a web-based version is available without charge to researchers in the U.S.; the product has a 510(k) clearance from the FDA

Opioid-Induced Constipation ("OIC") Treatment
RELISTOR-Subcutaneous injection (licensed to Valeant)	Treatment of OIC in adults with chronic non-cancer pain and treatment of OIC in advanced-illness adult patients receiving palliative care when laxative therapy has not been sufficient	Sold in the U.S., European Union, and Canada
RELISTOR-Oral Tablets (licensed to Valeant)	Treatment of OIC in adults with chronic non-cancer pain	Approved by the FDA on July 19, 2016; U.S. commercialization commenced in third quarter of 2016

We continue to consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development, clinical, and commercialization programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Under our agreement with Valeant, we received a development milestone of $40.0 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, and a development milestone of $50.0 million for the U.S. marketing approval of an oral formulation of RELISTOR in 2016. We are also eligible to receive up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, including:

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

Under our agreement with a subsidiary of Bayer AG (“Bayer”), we received an upfront payment of $4.0 million and milestone payments totaling $3.0 million and could receive up to an additional $46.0 million in potential clinical and regulatory development milestones. We are also entitled to single digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130.0 million.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016	Change
Total revenue	$2,347	$2,450	(4%	)
Operating expenses	$17,600	$15,166	(16%	)
Operating loss	$(15,253)	$(12,716)	(20%	)
Net loss	$(16,360)	$(12,673)	(29%	)
Net loss attributable to Progenics	$(16,360)	$(12,655)	(29%	)

Revenue

Our sources of revenue include license and other agreements with Valeant and other collaborators and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended
	March 31,
Source	2017	2016	Change
Royalty income	$2,119	$2,189	-3%
License revenue	215	242	-11%
Other revenue	13	19	-32%
Total revenue	$2,347	$2,450	-4%

Royalty income. We recognized royalty income primarily based on the below net sales of RELISTOR as reported to us by Valeant (in thousands). The royalty income recognized during the three months ended March 31, 2016 is net of a 2015 adjustment.

	Three Months Ended
	March 31,
	2017	2016	Change
U.S.	$13,500	$15,500	-13%
Outside U.S.	600	1,100	-45%
Worldwide net sales of RELISTOR	$14,100	$16,600	-15%

The decrease in worldwide net sales of RELISTOR of $2.5 million in the three months ended March 31, 2017 compared to the same period in 2016 was primarily attributable to lower unit sales.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended
	March 31,
Operating Expenses	2017	2016	Change
Research and development	$10,005	$9,149	(9%)
General and administrative	5,695	5,817	2%
Change in contingent consideration liability	1,900	200	(850%)
Total operating expenses	$17,600	$15,166	(16%)

Research and Development (“R&D”)

R&D expenses increased by $0.9 million, or 9%, during the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily attributable to higher clinical trial and contract manufacturing expenses for PyL, partially offset by lower compensation expense.

General and Administrative (“G&A”)

G&A expenses decreased by $0.1 million, or 2%, during the three months ended March 31, 2017, compared to the same period in 2016. The decrease was primarily attributable to lower depreciation and compensation expenses, partially offset by higher costs associated with pre-launch activities for AZEDRA.

Change in Contingent Consideration Liability

The increase in the contingent consideration liability of $1.9 million during the three months ended March 31, 2017 resulted primarily from an increase in the probability of success of AZEDRA used to calculate the potential milestone payments to former Molecular Insight Pharmaceuticals, Inc. stockholders. On March 30, 2017, we announced the achievement of the primary endpoint in our registrational Phase 2b trial of AZEDRA under a Special Protocol Assessment agreement with the FDA.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

	Three Months Ended
	March 31,
	2017	2016	Change
Interest (expense) income, net	$(1,107)	$43	-2674%
Other (expense) income, net	$(1,107)	$43	-2674%

Other expense, net increased by $1.2 million, or 2,674%, during the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily attributable to interest expense on the RELISTOR royalty-backed loan, which was executed in November 2016.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	March 31,	December 31,
	2017	2016
Cash and cash equivalents	$126,306	$138,909
Accounts receivable, net	$2,097	$4,864
Total assets	$182,854	$198,986
Working capital	$117,726	$131,744

We have to-date funded operations principally through payments received from private placements of equity securities, public offerings of our common stock, up-front payments, development milestones, and royalties from license agreements, and proceeds from the exercise of stock options.

At March 31, 2017, we held $126.3 million in cash and cash equivalents, a decrease of $12.6 million from $138.9 million at December 31, 2016. We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations over the next twelve (12) months.

If we do not realize sufficient royalties or milestone payments from Valeant, Bayer, or other licensees, or raise additional capital, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

During the first quarter of 2017, we filed a $250.0 million replacement shelf registration statement, which was declared effective as of January 19, 2017. During this quarter, we also entered into a controlled equity offering sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $75.0 million. This Sales Agreement may be terminated by Cantor or us at any time upon ten (10) days’ notice, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in our business or financial condition.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net cash used in operating activities	$(12,747)	$(7,967)
Net cash used in investing activities	$(113)	$(494)
Net cash provided by financing activities	$232	$-

Operating Activities

 Net cash used in operating activities during the three months ended March 31, 2017 was primarily attributable to operating expenses, net of non-cash items.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2017 was primarily related to capital expenditures, partially offset by proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2017 was related to proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements and Guarantees

We have no obligations under off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, they are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2017, which are disclosed in Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have interest rates that were variable and totaled $122.3 million at March 31, 2017. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our condensed consolidated results of operations, and during the three months ended March 31, 2017 and 2016, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material changes from the information discussed in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2016. We are or may be from time to time involved in various other disputes, governmental, and/or regulatory inspections, inquiries, investigations, and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect us, our results of operations, financial condition, and cash flows. Refer to our discussion in Note 8. Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2016. You should carefully consider the risks and uncertainties we discussed in our Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

Item 5. Material Changes to Board Nomination Procedures

On January 25, 2017, the Board of Directors of Progenics approved an amendment and restatement of Progenics’ bylaws to establish advance notice requirements for stockholders to make nominations of persons for election to the Board or propose other business at any annual or special meeting of stockholders. A further section was added to the bylaws to permit, commencing after the 2017 annual meeting of stockholders, a stockholder, or a group of no more than twenty (20) stockholders, owning at least three percent of Progenics’ outstanding common stock continuously for at least three years, to nominate and include in Progenics’ proxy materials for an annual meeting of stockholders qualified director nominees constituting up to the greater of two or 25% of the total number of directors then serving on the Board, whichever is greater. The foregoing is a summary, does not purport to be a complete description of the amendments to the Progenics’ bylaws, and is qualified in its entirety by reference to their text, attached as Exhibit 3.2 to the Current Report on Form 8-K, filed on January 30, 2017 and incorporated by reference herein.

Item 6. Exhibits

(a)  Exhibits

Exhibit Number	Description

10.53(1)	Controlled Equity Offering Sales Agreement, dated as of January 6, 2017, by and between Progenics Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.
31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
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

*     The exhibit footnoted as previously filed has been filed as an exhibit to the document of the Registrant or other registrant referenced in the footnote below, and are incorporated by reference herein.

(1)	Previously filed as Exhibit 1.1 to the registration statement on Form S-3 filed on January 6, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: May 4, 2017	By:	/s/ Patrick Fabbio
Patrick Fabbio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)