Form 10-Q
period 2017-06-30
PROGENICS PHARMACEUTICALS INC
filed 2017-08-09
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 4, 2017, a total of 70,269,848 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$113,959	$138,909
Accounts receivable, net	2,715	4,864
Other current assets	3,269	4,328
Total current assets	119,943	148,101

Property and equipment, net	4,563	4,760
Intangible assets, net	30,475	30,581
Goodwill	13,074	13,074
Other assets	2,472	2,470
Total assets	$170,527	$198,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,132	$567
Accrued expenses	14,106	15,790
Current portion of debt, net	1,241	-
Total current liabilities	16,479	16,357

Long-term debt, net	48,322	49,453
Contingent consideration liability	16,800	14,200
Deferred tax liability	13,010	13,010
Other liabilities	1,366	1,204
Total liabilities	95,977	94,224

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 70,461 shares in 2017 and 70,390 shares in 2016	92	92
Additional paid-in capital	600,822	598,069
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Accumulated other comprehensive loss	(54)	(85)
Accumulated deficit	(523,569)	(490,573)
Total stockholders’ equity	74,550	104,762
Total liabilities and stockholders’ equity	$170,527	$198,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue:
Royalty income	$2,601	$2,380	$4,720	$4,569
License revenue	147	6,073	362	6,315
Other revenue	17	23	30	42
Total revenue	2,765	8,476	5,112	10,926

Operating expenses:
Research and development	11,292	7,988	21,297	17,137
General and administrative	6,333	5,599	12,028	11,416
Change in contingent consideration liability	700	600	2,600	800
Total operating expenses	18,325	14,187	35,925	29,353

Operating loss	(15,560)	(5,711)	(30,813)	(18,427)

Other (expense) income:
Interest (expense) income, net	(1,076)	54	(2,183)	97
Total other (expense) income	(1,076)	54	(2,183)	97

Net loss	(16,636)	(5,657)	(32,996)	(18,330)
Net loss attributable to noncontrolling interests	-	(19)	-	(37)
Net loss attributable to Progenics	$(16,636)	$(5,638)	$(32,996)	$(18,293)

Net loss per share attributable to Progenics - basic and diluted	$(0.24)	$(0.08)	$(0.47)	$(0.26)
Weighted-average shares - basic and diluted	70,202	69,947	70,214	69,947

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(16,636)	$(5,657)	$(32,996)	$(18,330)
Other comprehensive loss:
Foreign currency translation adjustments	13	29	31	(40)
Comprehensive loss	(16,623)	(5,628)	(32,965)	(18,370)
Comprehensive loss attributable to noncontrolling interests	-	(18)	-	(39)
Comprehensive loss attributable to Progenics	$(16,623)	$(5,610)	$(32,965)	$(18,331)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
	Number		Paid-in	Accumulated	Comprehensive	Number		Stockholders’
	of Shares	Par Value	Capital	Deficit	Loss	of Shares	Cost	Equity
Balance at December 31, 2016	70,390	$92	$598,069	$(490,573)	$(85)	(200)	$(2,741)	$104,762
Net loss	-	-	-	(32,996)	-	-	-	(32,996)
Foreign currency translation adjustments	-	-	-	-	31	-	-	31
Return of purchase premium for noncontrolling interest	-	-	153	-	-	-	-	153
Stock-based compensation expense	-	-	2,189	-	-	-	-	2,189
Exercise of stock options	71	-	411	-	-	-	-	411
Balance at June 30, 2017	70,461	$92	$600,822	$(523,569)	$(54)	(200)	$(2,741)	$74,550

 The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(32,996)	$(18,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,189	1,536
Depreciation and amortization	544	1,498
Gain on sale of fixed assets	10	(283)
Non-cash interest expense	109	-
Change in fair value of contingent consideration liability	2,600	800
Changes in assets and liabilities:
Accounts receivable	2,148	(20)
Other current assets	1,026	314
Other assets	(2)	-
Accounts payable	557	733
Accrued expenses	(1,718)	2,845
Other current liabilities	-	126
Other liabilities	162	(724)
Net cash used in operating activities	(25,371)	(11,505)
Cash flows from investing activities:
Purchases of property and equipment	(240)	(2,735)
Proceeds from sale of fixed assets	37	314
Net cash used in investing activities	(203)	(2,421)
Cash flows from financing activities:
Return of estimated interest payment for noncontrolling interest	153	-
Proceeds from exercise of stock options	411	11
Net cash provided by financing activities	564	11
Effect of currency rate changes on cash and cash equivalents	60	(42)
Net decrease in cash and cash equivalents	(24,950)	(13,957)
Cash and cash equivalents at beginning of period	138,909	74,103
Cash and cash equivalents at end of period	$113,959	$60,146

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

We licensed our first commercial drug, RELISTOR® (methylnaltrexone bromide) subcutaneous injection for the treatment of opioid induced constipation (“OIC”), to Salix Pharmaceuticals, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”)). RELISTOR received an expanded approval from the U.S. Food and Drug Administration (“FDA”) for the treatment of OIC in patients taking opioids for chronic non-cancer pain, and in July 2016, RELISTOR Tablets were approved by the FDA for the treatment of OIC in adults with chronic non-cancer pain.

We have in the past considered opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and we continue to do so. We may in the future also in-license or acquire additional oncology compounds and/or programs.

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

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations and related activities. Certain of our intellectual property rights are held by wholly owned subsidiaries. All of our U.S. operations are presently conducted at our headquarters in New York, and the operations of our wholly-owned foreign subsidiary, EXINI Diagnostics A.B. (“EXINI”), are conducted at our facility in Lund, Sweden. We operate under a single research and development operating segment.

Liquidity

At June 30, 2017, we had $114.0 million of cash and cash equivalents, a decrease of $24.9 million from $138.9 million at December 31, 2016. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year from the filing date of this Form 10-Q. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses for the foreseeable future.

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

In December 2015, we commenced a judicial process in Sweden for acquiring the remaining shares of EXINI. On December 8, 2016, a Swedish arbitral tribunal awarded us advanced title to the remaining shares of EXINI and, as of that date, EXINI became a wholly-owned subsidiary with 100% of the voting shares owned by us. In connection with the acquisition of the remaining shares of EXINI, in December 2016, we paid acquisition cost and interest of $368 thousand to the minority interest shareholders for the original purchase price and estimated interest, of which $153 thousand was returned in May 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Foreign Currency Translation

Each of our international subsidiaries generally considers their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss (“AOCL”) in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three and six months ended June 30, 2017 or 2016.

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1.2 million and $0.8 million as of June 30, 2017 and December 31, 2016, respectively. The following table summarizes our property and equipment (in thousands):

	June 30,	December 31,
	2017	2016
Machinery and equipment	$2,451	$1,493
Leasehold improvements	1,717	1,640
Computer equipment	698	695
Furniture and fixtures	879	877
Construction in progress	63	893
Property and equipment, gross	5,808	5,598
Less - accumulated depreciation	(1,245)	(838)
Property and equipment, net	$4,563	$4,760

Note 2. New Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The standard simplifies several aspects of accounting for stock-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard on January 1, 2017. For the six months ended June 30, 2017, we recognized all excess tax benefits and tax deficiencies associated with exercise of stock options as income tax expense or benefit as a discrete event. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Not Yet Adopted

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that this new guidance will reduce the number of transactions that would be accounted for as a business. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. ASU 2017-04 will be effective for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect the adoption of the new standard to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) – Restricted Cash. For entities that have restricted cash and are required to present a statement of cash flows, ASU 2016-18 changes the cash flow presentation for restricted cash. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements or statement of cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The standard requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. Additionally, ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. Additionally, ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments on the balance sheet. ASU 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Other than an amendment relating to presenting in comprehensive income the portion of the total change in the fair value of a liability resulting from a change in instrument-specific credit risk (if the entity has elected to measure the liability at fair value), early adoption is not permitted. We do not expect the adoption of this new standard to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract’s performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment by applying a modified retrospective transition method. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the process of identifying performance obligations. We are in the process of evaluating our significant revenue contracts and reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts and the impact the new standard might have on our consolidated financial statements and disclosures. In addition, we are in the process of identifying the appropriate changes to business processes, systems, and controls to support recognition and disclosure under the new standard. We expect to adopt the new revenue standard in the first quarter of 2018, applying the modified retrospective transition method.

Note 3. Net Loss Per Share

Our basic net loss per share attributable to Progenics amounts have been computed by dividing net loss attributable to Progenics by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2017 and 2016, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive.

The calculations of net loss per share, basic and diluted, are as follows (amounts in thousands, except per share data):

	Net Loss	Weighted-Average
	Attributable	Shares
	to Progenics	Outstanding	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended June 30, 2017
Basic and diluted	$(16,636)	70,202	$(0.24)
Six months ended June 30, 2017
Basic and diluted	$(32,996)	70,214	$(0.47)
Three months ended June 30, 2016
Basic and diluted	$(5,638)	69,947	$(0.08)
Six months ended June 30, 2016
Basic and diluted	$(18,293)	69,947	$(0.26)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	2,971	5,796	1,614	5,604
Contingent consideration liability	2,474	4,059	2,474	4,219
Total securities excluded	5,445	9,855	4,088	9,823

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

We believe the carrying amounts of our cash equivalents, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of June 30, 2017 and December 31, 2016.

We record the contingent consideration liability resulting from our acquisition of Molecular Insight Pharmaceuticals, Inc. (“MIP”) at fair value in accordance with Accounting Standards Codification (“ASC”) 820 (Topic 820, Fair Value Measurement).

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at June 30, 2017
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$108,859	$108,859	$-	$-
Total assets	$108,859	$108,859	$-	$-

Liabilities:
Contingent consideration liability	$16,800	$-	$-	$16,800
Total liabilities	$16,800	$-	$-	$16,800

		Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$137,340	$137,340	$-	$-
Total assets	$137,340	$137,340	$-	$-

Liabilities:
Contingent consideration liability	$14,200	$-	$-	$14,200
Total liabilities	$14,200	$-	$-	$14,200

The contingent consideration liability of $16.8 million as of June 30, 2017 represents the estimated fair value of the future potential milestone payments to former MIP stockholders (shown in the tables below).

Milestone payments due upon first commercial sale (in thousands):

Program	Consideration	Form of Payment at Progenics' Option
AZEDRA	$8,000	Cash or Progenics common stock
1404	10,000	Cash or Progenics common stock
1095	5,000	Cash or Progenics common stock
	$23,000

Net sales milestone payments due upon first achievement of specified net sales target in any single calendar year across all MIP-related programs (in thousands):

Calendar Year Net Sales Level	Consideration	Form of Payment at Progenics' Option
$30 million	$5,000	Cash or Progenics common stock
$60 million	5,000	Cash or Progenics common stock
$100 million	10,000	Cash or Progenics common stock
$250 million	20,000	Cash or Progenics common stock
$500 million	30,000	Cash or Progenics common stock
	$70,000

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

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at June 30, 2017 and December 31, 2016 (in thousands). The increase in the contingent consideration liability of $2.6 million during the six months ended June 30, 2017 was primarily attributable to the higher probability of success of AZEDRA used to calculate the potential milestone payments to former Molecular Insight Pharmaceuticals, Inc. stockholders and a reduction in the discount period.

	Fair Value at
	June 30,
	2017	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$5,300	Probability adjusted discounted	Probability of success		72%
		cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,900	Probability adjusted discounted	Probability of success		59%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2024
			Discount rate		10%
Net sales targets	6,200	Monte-Carlo simulation	Probability of success	16%	-	72%
			Discount rate		10%
Total	$16,800

	Fair Value at
	December 31,
	2016	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$3,800	Probability adjusted discounted	Probability of success		54%
		cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,700	Probability adjusted discounted	Probability of success		59%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2024
			Discount rate		10%
Net sales targets	5,300	Monte-Carlo simulation	Probability of success	16%	-	59%
			Discount rate		10%
Total	$14,200

For those financial instruments with significant Level 3 inputs, the following tables summarize the activities for the periods indicated:

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$16,100	$19,000	$14,200	$18,800
Fair value change included in net loss	700	600	2,600	800
Balance at end of period	$16,800	$19,600	$16,800	$19,600

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$700	$600	$2,600	$800

Note 5. Accounts Receivable

Our accounts receivable represent amounts due to us from collaborators, royalties, and sales of research reagents, and consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Royalties	$2,601	$2,407
Collaborators	35	2,000
Other	79	457
Accounts receivable, net	$2,715	$4,864

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders’ equity). No goodwill impairment has been recognized as of June 30, 2017 or 2016.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2017	$13,074	$28,700	$1,881
Amortization expense	-	-	(106)
Balance at June 30, 2017	$13,074	$28,700	$1,775

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2016	$13,074	$28,700	$2,093
Amortization expense	-	-	(106)
Balance at June 30, 2016	$13,074	$28,700	$1,987

Note 7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Accrued consulting and clinical trial costs	$6,404	$6,933
Loss contingency for litigation	3,850	4,000
Accrued payroll and related costs	1,452	1,957
Accrued legal and professional fees	875	1,123
Other	1,525	1,777
Accrued expenses	$14,106	$15,790

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

Former Employee Litigation

On January 4, 2017, we settled all claims against us under a federal action brought in 2010 by a former employee, where such former employee had complained that we had violated the anti-retaliation provisions of the Federal Sarbanes-Oxley law by terminating him. In connection with this settlement, we and the former employee exchanged mutual releases and we are to pay an aggregate sum of $4.0 million to the former employee and his attorneys. During the three months ended June 30, 2017, we paid $0.2 million of the aggregate sum to his attorneys resulting in a remaining balance of $3.8 million, which is included in accrued expenses on our consolidated balance sheet at June 30, 2017. We have $1.5 million held by the District Court in escrow and recorded as restricted cash in other current assets on our consolidated balance sheet at June 30, 2017.

Abbreviated New Drug Application Litigations

On October 7, 2015, we, Valeant, and Wyeth LLC (Valeant’s predecessor as licensee of RELISTOR) received notification of a Paragraph IV certification for certain patents for RELISTOR® (methylnaltrexone bromide) subcutaneous injection, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, or the Orange Book. The certification resulted from the filing by Mylan Pharmaceuticals, Inc. of an Abbreviated New Drug Application (“ANDA”) with the FDA, challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

On October 28, 2015, we, Valeant, and Wyeth LLC received a second notification of a Paragraph IV certification with respect to the same patents for RELISTOR subcutaneous injection from Actavis LLC as a result of Actavis LLC’s filing of an ANDA with the FDA, also challenging these patents and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

In October 2016, we, Valeant, and Wyeth LLC received a notification of a Paragraph IV certification with respect to certain patents for RELISTOR Tablets. The certification accompanied the filing by Actavis LLC of an ANDA challenging such patents for RELISTOR Tablets and seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of these patents expire.

In accordance with the Drug Price Competition and Patent Term Restoration Act (commonly referred to as the Hatch-Waxman Act), we and Valeant timely commenced litigation against each of the above-listed ANDA filers in order to obtain an automatic stay of FDA approval of the ANDA until the earlier of (i) 30 months from receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

In each of the above-described proceedings we and Valeant continue to cooperate closely to vigorously defend and enforce RELISTOR intellectual property rights. Pursuant to the RELISTOR license agreement between us and Valeant, Valeant has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement.

In addition to the above-described ANDA notifications, in October 2015, we received notices of opposition to three European patents relating to methylnaltrexone bromide. The oppositions were filed separately by each of Actavis Group PTC ehf. and Fresenius Kabi Deutschland GmbH. We are actively defending the European patents against these opposition challenges.

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

In connection with the Royalty-Backed Loan, we paid HCRP a lender fee of $0.5 million and incurred additional debt issuance costs totaling $0.9 million, which includes expenses that we paid on behalf of HCRP and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of June 30, 2017, and are being amortized over the estimated term of the debt using the effective interest method. For the three and six months ended June 30, 2017, we recognized interest expense, including amortization of the debt discount, related to the Royalty-Backed Loan, of $1.2 million and $2.5 million, respectively. On June 30, 2017, we paid HCRP the interest due for the second quarter of $1.2 million.

The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs require that we make estimates that could impact the short- and long-term classification of these costs, as well as the period over which these costs will be amortized. As of June 30, 2017, the outstanding balance of the Royalty-Backed Loan was $49.6 million, inclusive of payment-in-kind interest expense of $0.8 million and net of unamortized debt discount of $1.2 million.

As of June 30, 2017, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

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

Accumulated Other Comprehensive Loss

The following table summarizes the components of AOCL at June 30, 2017 (in thousands):

	Foreign
	Currency
	Translation	AOCL
Balance at January 1, 2017	$(85)	$(85)
Foreign currency translation adjustment	31	31
Balance at June 30, 2017	$(54)	$(54)

We did not have any reclassifications out of AOCL to losses during the six months ended June 30, 2017 or 2016.

Note 11. Stock-Based Compensation

Equity Incentive Plans

We adopted the following stockholder-approved equity incentive plans:

●     The 1996 Amended Stock Incentive Plan (the “1996 Plan”) authorized the issuance of up to 5,000,000 shares of our common stock covering several different types of awards, including stock options, restricted shares, stock appreciation rights, performance shares, and phantom stock. The 1996 Plan was terminated in 2006. Options granted before termination of the 1996 Plan will continue to remain outstanding until exercised, cancelled, or expired.

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

Stock Options

The following table summarizes stock options activity for the six months ended June 30, 2017 (in thousands, except per share data or as otherwise noted):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2017	4,887	$7.57	5.81
Granted	1,117	$10.63
Exercised	(71)	$5.79
Cancelled	(131)	$8.81
Expired	(30)	$26.42
Outstanding at June 30, 2017	5,772	$8.06	6.11
Exercisable at June 30, 2017	4,017	$7.92	4.81
Vested and expected to vest at June 30, 2017	5,392	$8.00	5.89

The weighted-average fair value of options granted during the three and six months ended June 30, 2017 was $4.8 and $7.2 per share, respectively and during the three and six months ended June 30, 2016 was $3.33 and $3.12 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $4.9 million for stock options outstanding, $3.7 million for stock options exercisable, and $4.7 million for stock options vested and expected to vest as of June 30, 2017. The total intrinsic value for stock options exercised during the three and six months ended June 30, 2017 was approximately $64 thousand and $231 thousand, respectively, and during the three and six months ended June 30, 2016 was approximately $1 thousand.

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

We estimated the fair value of the stock options granted on the date of grant using a Black-Scholes valuation model that used the weighted-average assumptions noted in the following table. The risk-free interest rate assumption we use is based upon United States Treasury interest rates appropriate for the expected life of the awards. The expected life (estimated period of time that we expect employees, directors, and consultants to hold their stock options) was estimated based on historical rates for three group classifications, (i) employees, (ii) outside directors and officers, and (iii) consultants. Expected volatility was based on historical volatility of our stock price for a period equal to the stock option’s expected life and calculated on a daily basis. The expected dividend rate is zero since we do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.95%	1.51%	2.17%	1.54%
Expected life (in years)	7.04	7.20	6.78	6.79
Expected volatility	72%	72%	72%	74%
Expected dividend yield	--	--	--	--

Stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Research and development expenses	$326	$174	$561	$449
General and administrative expenses	1,260	786	1,628	1,087
Total stock-based compensation expense	$1,586	$960	$2,189	$1,536

At June 30, 2017, unrecognized stock-based compensation expense related to stock options was approximately $6.5 million and is expected to be recognized over a weighted-average period of approximately 2.57 years.

Note 12. Subsequent Event

In July 2017, we received notification of a Paragraph IV certification from Par Sterile Products, LLC (“Par”) with respect to Orange Book listed patents for RELISTOR subcutaneous injection. The certification accompanied the filing by Par of an ANDA challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

We and Valeant are assessing the notification of this ANDA filing by Par and intend to enforce RELISTOR intellectual property rights.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in understanding the business of Progenics Pharmaceuticals, Inc. and its subsidiaries (the “Company”, “Progenics”, “we”, or “us”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2016. Our results of operations discussed in MD&A are presented in conformity with accounting principles generally accepted in the U.S. (“GAAP”). We operate under a single research and development business segment. Therefore, our results of operations are discussed on a consolidated basis.

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to our estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect our current perception of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by words such as “anticipate”, “believe”, “plan”, “could”, “should”, “estimate”, “expect”, “forecast”, “outlook”, “guidance”, “intend”, “may”, “might”, “will”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Such statements are predictions only, and are subject to risks and uncertainties that could cause actual events or results to differ materially. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. While it is impossible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things, the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; the sales of RELISTOR® and other products by our partners and the revenue and income generated for us thereby may not meet expectations; competing products currently on the market or in development might reduce the commercial potential of our products; we, our collaborators or others might identify side effects after the product is on the market; or efficacy or safety concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales, or other adverse events.

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

Risks and uncertainties to which we are subject also include general economic conditions, including interest and currency exchange-rate fluctuations and the availability of capital; changes in generally accepted accounting principles; the impact of legislation and regulatory compliance; the highly regulated nature of our business, including government cost-containment initiatives and restrictions on third-party payments for our products; trade buying patterns; the competitive climate of our industry; and other factors set forth in this document and other reports filed with the U.S. Securities and Exchange Commission (“SEC”). In particular, we cannot assure you that RELISTOR will be commercially successful or be approved in the future in other formulations, indications or jurisdictions, that any of our other programs, including AZEDRA®, will result in a commercial product, or that we will be able to successfully develop and commercialize the products of EXINI Diagnostics AB (“EXINI”).

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

Overview

Business

We develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: (1) therapeutic agents designed to precisely target cancer (AZEDRA and 1095), (2) PSMA-targeted imaging agents for prostate cancer (1404 and PyLTM), and (3) imaging analysis tools. Our first commercial product, RELISTOR (methylnaltrexone bromide) for opioid-induced constipation, is partnered with Valeant Pharmaceuticals International, Inc. (“Valeant”).

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

Phase 2b registrational study achieved primary endpoint under a Special Protocol Assessment agreement with the U.S. Food and Drug Administration ("FDA"); New Drug Application ("NDA") submission underway on a rolling basis; an Expanded Access Program in progress

Prostate Cancer Theranostics
1404	Technetium-99m labeled PSMA targeted SPECT/CT imaging agent for prostate cancer	Phase 3 trial in progress
PyL	Fluorinated PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 2/3 trial in progress
1095	Iodine-131 labeled PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 1 trial in progress
PSMA TTC (Targeted Torium Conjugate) (antibody licensed to Bayer)	Thorium-227 labeled PSMA-targeted antibody therapeutic for treatment of metastatic prostate cancer	Preclinical development in progress
Prostate cancer bone scan indexing products	Software that quantifies the hotspots on bone scans and automatically calculates the bone scan index value	Automated BSI is currently sold in Europe and Japan; a web-based version is available without charge to researchers in the U.S.; the product has a 510(k) clearance from the FDA
Opioid-Induced Constipation ("OIC") Treatment
RELISTOR-Subcutaneous injection (licensed to Valeant)	Treatment of OIC in adults with chronic non-cancer pain and treatment of OIC in advanced-illness adult patients receiving palliative care when laxative therapy has not been sufficient	Sold in the U.S., European Union, and Canada
RELISTOR-Oral Tablets (licensed to Valeant)	Treatment of OIC in adults with chronic non-cancer pain	Approved by the FDA on July 19, 2016; U.S. commercialization commenced in third quarter of 2016

We continue to consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development, clinical, and commercialization programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Under our agreement with Valeant, we received a development milestone of $40.0 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, and a development milestone of $50.0 million for the U.S. marketing approval of an oral formulation of RELISTOR in 2016. We are also eligible to receive up to $200.0 million of commercialization milestone payments upon first achievement of specified U.S. sales targets in any single calendar year. The following table summarizes the commercialization milestones (in thousands):

Calendar Year Net Sales Level	Payment
In excess of $100 million	$10,000
In excess of $150 million	15,000
In excess of $200 million	20,000
In excess of $300 million	30,000
In excess of $750 million	50,000
In excess of $1 billion	75,000
$200,000

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

Under our April 2016 agreement with a subsidiary of Bayer AG (“Bayer”) granting Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology, we received an upfront payment of $4.0 million and milestone payments totaling $3.0 million and could receive up to an additional $46.0 million in potential clinical and regulatory development milestones. We are also entitled to single digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130.0 million as well as royalty payments.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2017	2016	Change		2017	2016	Change
Total revenue	$2,765	$8,476	(67%	)	$5,112	$10,926	(53%	)
Operating expenses	$18,325	$14,187	(29%	)	$35,925	$29,353	(22%	)
Operating loss	$(15,560)	$(5,711)	(172%	)	$(30,813)	$(18,427)	(67%	)
Net loss	$(16,636)	$(5,657)	(194%	)	$(32,996)	$(18,330)	(80%	)
Net loss attributable to Progenics	$(16,636)	$(5,638)	(195%	)	$(32,996)	$(18,293)	(80%	)

Revenue

Our sources of revenue include license and other agreements with Valeant and other collaborators and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Source	2017	2016	Change	2017	2016	Change
Royalty income	$2,601	$2,380	9%	$4,720	$4,569	3%
License revenue	147	6,073	-98%	362	6,315	-94%
Other revenue	17	23	-26%	30	42	-29%
Total revenue	$2,765	$8,476	-67%	$5,112	$10,926	-53%

Royalty income. We recognized royalty income primarily based on the below net sales of RELISTOR as reported to us by Valeant (in thousands).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
U.S.	$16,300	$14,600	12%	$29,800	$30,100	-1%
Outside U.S.	1,000	1,300	-23%	1,600	2,400	-33%
Worldwide net sales of RELISTOR	$17,300	$15,900	9%	$31,400	$32,500	-3%

Royalty income increased by $221 thousand, or 9%, during the three months ended June 30, 2017, compared to the same period in 2016. The increase was primarily attributable to higher sales of RELISTOR in the U.S. Royalty income increased by $151 thousand, or 3%, during the six months ended June 30, 2017, compared to the same period in 2016.

License revenue. We recognized upfront and milestone revenue of $5.0 million under the Bayer license agreement during the three and six months ended June 30, 2016. We did not recognize any upfront or milestone revenue under our existing license agreements during the current year periods.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Operating Expenses	2017	2016	Change		2017	2016	Change
Research and development	$11,292	$7,988	(41%	)	$21,297	$17,137	(24%	)
General and administrative	6,333	5,599	(13%	)	12,028	11,416	(5%	)
Change in contingent consideration liability	700	600	(17%	)	2,600	800	(225%	)
Total operating expenses	$18,325	$14,187	(29%	)	$35,925	$29,353	(22%	)

Research and Development (“R&D”)

R&D expenses increased by $3.3 million, or 41%, during the three months ended June 30, 2017, compared to the same period in 2016. The increase was primarily attributable to higher clinical trial expenses for PyL and 1404 as we continue to advance each program and increase patient enrollment, and for costs associated with the preparation of the NDA for AZEDRA. R&D expenses increased by $4.2 million, or 24%, during the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily attributable to higher clinical trial expenses for PyL, 1404, and AZEDRA, and costs associated with the preparation of the NDA for AZEDRA.

General and Administrative (“G&A”)

G&A expenses increased by $0.7 million, or 13%, during the three months ended June 30, 2017, compared to the same period in 2016. The increase was primarily attributable to higher costs associated with building our commercial capabilities in preparation of the AZEDRA launch and higher stock-based compensation expense, partially offset by lower depreciation expense. Depreciation expense was accelerated in the prior year period as a result of a reduction in the remaining useful lives of our leasehold improvements at our former Tarrytown, NY location. G&A expenses increased by $0.6 million, or 5%, during the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily attributable to higher costs associated with building our commercial capabilities in preparation of the AZEDRA launch and higher stock-based compensation expense, partially offset by lower depreciation expense.

Change in Contingent Consideration Liability

We assessed the estimated probability of success of AZEDRA to be higher at March 31, 2017, due to the achievement of the primary endpoint in our registrational Phase 2b trial of AZEDRA under a Special Protocol Assessment agreement with the FDA. The change in contingent consideration liability increased by $0.1 million, or 17%, during the three months ended June 30, 2017, compared to the same period in 2016. The increase was primarily attributable to a decrease in the discount period used to calculate the present value of the contingent consideration liability. The change in contingent consideration liability increased by $1.8 million, or 225%, during the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily attributable to the higher estimated probability of success of AZEDRA used to calculate the potential milestone payments to former Molecular Insight Pharmaceuticals, Inc. stockholders.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	Change	2017	2016	Change
Interest (expense) income, net	$(1,076)	$54	-2093%	$(2,183)	$97	-2351%
Other (expense) income, net	$(1,076)	$54	-2093%	$(2,183)	$97	-2351%

Other expense, net increased by $1.1 million, or 2,093%, and $2.3 million, or 2,351%, during the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily attributable to interest expense on the RELISTOR royalty-backed loan, which was executed in November 2016.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	June 30,	December 31,
	2017	2016
Cash and cash equivalents	$113,959	$138,909
Accounts receivable, net	$2,715	$4,864
Total assets	$170,527	$198,986
Working capital	$103,464	$131,744

We had, prior to our RELISTOR royalty-backed loan, funded operations principally through payments received from private placements of equity securities, public offerings of our common stock, up-front payments, development milestones, and royalties from license agreements, and proceeds from the exercise of stock options.

At June 30, 2017, we held $114.0 million in cash and cash equivalents, a decrease of $24.9 million from $138.9 million at December 31, 2016. We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations over the next twelve (12) months.

If we do not realize sufficient royalties or milestone payments from Valeant, Bayer, or other licensees, or raise additional capital, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

During the first quarter of 2017, we filed a $250.0 million replacement shelf registration statement, which was declared effective as of January 19, 2017. In addition, we also entered into a controlled equity offering sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, pursuant to which we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $75.0 million. This Sales Agreement may be terminated by Cantor or us at any time upon ten (10) days’ notice, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in our business or financial condition.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Net cash used in operating activities	$(25,371)	$(11,505)
Net cash used in investing activities	$(203)	$(2,421)
Net cash provided by financing activities	$564	$11

Operating Activities

 Net cash used in operating activities during the six months ended June 30, 2017 was primarily attributable to operating expenses, net of non-cash items.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2017 was primarily related to capital expenditures, partially offset by proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2017 was primarily related to proceeds from the exercise of stock options.

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

There have been no changes to our critical accounting policies and estimates as of and for the six months ended June 30, 2017, as noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have interest rates that were variable and totaled $108.9 million at June 30, 2017. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our condensed consolidated results of operations, and during the three and six months ended June 30, 2017 and 2016, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of certain members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

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

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties we discussed in our Annual Report on Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in “Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2016, as further revised by the following:

General Risks Related to our Business

Drug development is a long and inherently uncertain process with a high risk of failure at every stage of development.

Drug development is a highly uncertain scientific and medical endeavor, and failure can unexpectedly occur at any stage of clinical development. Typically, there is a high rate of attrition for product candidates in preclinical and clinical trials due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The risk of failure increases for our product candidates that are based on new technologies, as well as technologies with which we have limited prior experience. Pre-clinical studies and clinical trials are long, expensive and highly uncertain processes that can take many years. It will take us several years to complete all pre-clinical work and clinical trials and the time required for completing testing and obtaining approvals is uncertain. The start or end of a clinical trial is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparator drug or required prior therapy, clinical outcomes, or financial constraints. The FDA and other U.S. and foreign regulatory agencies have substantial discretion, at any phase of development, to terminate clinical trials, require additional clinical development or other testing, delay, condition or withhold registration and marketing approval and mandate product withdrawals, including recalls. Additionally, we may also amend, suspend or terminate clinical trials at any time if we believe that the participating patients are being exposed to unacceptable health risks. Results attained in early human clinical trials may not be indicative of results in later clinical trials. In addition, some of our investigational or experimental drugs are at an early stage of development, and successful commercialization of early stage product candidates requires significant research, development, testing and approvals by regulators, and additional investment. Our failure to demonstrate adequately the safety and efficacy of a product under development would delay or prevent marketing approval, which could adversely affect our operating results and credibility. The failure of one or more of our product candidates could have a material adverse effect on our business, financial condition and results of operations.

The future of our business and operations depends on the success of our development and commercialization programs.

Our business and operations entail a variety of serious risks and uncertainties and are inherently risky. The development programs on which we focus involve novel approaches to human therapeutics and diagnostics. Our product candidates are in clinical development, and in some respects involve technologies with which we have limited prior experience. We are subject to the risks of failure inherent in the development and commercialization of product candidates based on new technologies. There is little precedent for the successful commercialization of products based on our technologies, and there are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able to successfully further develop any of our product candidates. We must successfully complete clinical trials and obtain regulatory approvals for potential commercial products. Once approved, if at all, commercial product sales are subject to general and industry-specific local and international economic, regulatory, technological and policy developments and trends. Delays, higher costs or other weaknesses in the manufacturing process of our CMOs could hinder the development and commercialization of our product pipeline. The oncology space in which we operate presents numerous significant risks and uncertainties that may be expected to increase to the extent it becomes more competitive or less favored in the commercial healthcare marketplace.

Failure to realize the anticipated benefits of any strategic acquisition and/or licensing transaction could adversely affect our business, operations and financial condition.

A part of our business strategy has been to identify and advance a pipeline of product candidates by identifying product candidates, technologies and businesses for acquisition and in-licensing that we believe are a strategic fit with our existing business. The ultimate success of any strategic transactions entails numerous operational and financial risks, including:

●	higher than expected development and integration costs;
●	difficulty in combining the technologies, operations and personnel of acquired businesses with our technologies, operations and personnel;
●	exposure to unknown liabilities;

●	difficulty or inability to form a unified corporate culture across multiple office sites both nationally and internationally;
●	inability to retain key employees of acquired businesses;
●	disruption of our business and diversion of our management’s time and attention; and
●	difficulty or inability to secure financing to fund development activities for such acquired or in-licensed product candidates, technologies or businesses.

We have limited resources to integrate acquired and in-licensed product candidates, technologies and businesses into our current infrastructure, and we may fail to realize the anticipated benefits of any strategic transactions. Any such failure could have an adverse effect on our business, operations and financial condition.

If we do not obtain regulatory approval for our product candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, our business, results of operations and financial condition will be adversely affected. Setbacks in clinical development programs could have a material adverse effect on our business.

Regulatory approvals are necessary to market product candidates and require demonstration of a product’s safety and efficacy through extensive pre-clinical and clinical trials. We may not obtain regulatory approval for product candidates on a timely basis, or at all, and the terms of any approval (which in some countries includes pricing and reimbursement approval) may impose significant restrictions, limitations on use or other commercially unattractive conditions. The process of obtaining FDA and foreign regulatory approvals often takes many years and can vary substantially based upon the type, complexity and novelty of the products involved. We have had only limited experience in filing and pursuing applications and other submissions necessary to gain marketing approvals. Products under development may never obtain marketing approval from the FDA or other regulatory authorities necessary for commercialization.

We or our regulators may also amend, suspend or terminate clinical trials if we or they believe that the participating patients are being exposed to unacceptable health risks, and after reviewing trial results, we may abandon projects which we previously believed to be promising for commercial or other reasons unrelated to patient risks. During this process, we may find, for example, that results of pre-clinical studies are inconclusive or not indicative of results in human clinical trials, clinical investigators or contract research organizations do not comply with protocols or applicable regulatory requirements, or that product candidates do not have the desired efficacy or have undesirable side effects or other characteristics that preclude marketing approval or limit their potential commercial use if approved. In such circumstances, the entire development program for that product candidate could be adversely affected, resulting in delays in trials or regulatory filings for further marketing approval and a possible need to reconfigure our clinical trial programs to conduct additional trials or abandon the program involved. Conducting additional clinical trials or making significant revisions to a clinical development plan would lead to delays in regulatory filings. If clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of a product candidate, we may stop or significantly slow development or commercialization of affected products. As a result of such concerns, the development programs for our product candidates may be significantly delayed or terminated altogether.

If the results of any of our clinical trials are not satisfactory or we encounter problems and/or delays enrolling patients, clinical trial supply issues, setbacks in developing drug formulations, including raw material supply, manufacturing, stability or other difficulties, or issues complying with protocols or applicable regulatory requirements, the entire development program for our product candidates could be adversely affected in a material manner.

We must design and conduct successful clinical trials for our product candidates to obtain regulatory approval. We rely on third parties for conduct of clinical trials, which reduces our control over their timing, conduct and expense and may expose us to conflicts of interest. Clinical trial results may be unfavorable or inconclusive, and often take longer and cost more than expected.

We have limited internal resources with conducting clinical trials, and we rely on or obtain the assistance of others to design, conduct, supervise, or monitor some or all aspects of some of our clinical trials. In relying on these third parties, we have less control over the timing and other aspects of clinical trials than if we conducted them entirely on our own. Problems with the timeliness or quality of the work of a contract research organization or clinical data management organization may lead us to seek to terminate the relationship and use an alternative service provider. However, making this change may be costly and may delay our trials and contractual restrictions may make such a change difficult or impossible. These third parties may also have relationships with other entities, some of which may be our competitors. In all events, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA and other foreign regulatory authorities require us to comply with good clinical practices for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.

To obtain regulatory approval of our product candidates, we must demonstrate through preclinical studies and clinical trials that they are safe and effective. Adverse or inconclusive clinical trial results concerning any of our product candidates that regulators find deficient in scope, design or one or more other material respects, could require additional trials, resulting in increased costs, significant delays in submissions of approval applications, approvals in narrower indications than originally sought, or denials of approval, none of which we can predict. As a result, any projections that we publicly announce of commencement and duration of clinical trials are not certain. We have experienced clinical trial delays in the past as a result of slower than anticipated enrollment and such delays may recur. Delays can be caused by, among other things, deaths or other adverse medical events; regulatory or patent issues; interim or final results of ongoing clinical trials; failure to enroll clinical sites as expected; competition for enrollment from other clinical trials; scheduling conflicts with participating clinicians and institutions; disagreements, disputes or other matters arising from collaborations; our inability to obtain necessary funding; or manufacturing problems.

Risks related to RELISTOR

We have been and expect to continue to be dependent on Valeant to develop and commercialize RELISTOR, exposing us to significant risks.

We rely on Valeant to pursue and complete further development and obtain regulatory approvals for RELISTOR worldwide. At present, our revenue is almost exclusively derived from royalty and milestone payments from our RELISTOR collaboration with Valeant, which can result in significant fluctuation in our revenue from period to period, and our past revenue is therefore not necessarily indicative of our future revenue. We are and will be dependent upon Valeant and any other business partners with which we may collaborate in the future to perform and fund development, including clinical testing of RELISTOR, making related regulatory filings and manufacturing and marketing products, including for new indications and in new formulations, in their respective territories. Revenue from the sale of RELISTOR depends entirely upon the efforts of Valeant and its sublicensees, which have significant discretion in determining the efforts and resources they apply to sales of RELISTOR. Valeant may not be effective in obtaining approvals for new indications or formulations, marketing existing or future products or arranging for necessary sublicense or distribution relationships. Our business relationships with Valeant and other partners may not be scientifically, clinically or commercially successful. For example, Valeant has a variety of marketed products and its own corporate objectives, which may not be consistent with our best interests, and may change its strategic focus or pursue alternative technologies in a manner that results in reduced or delayed revenue to us. Valeant may also have commercial and financial interests that are not fully aligned with ours in a given territory or territories - which may make it more difficult for us to fully realize the value of RELISTOR. We may have future disagreements with Valeant, which has significantly greater financial and managerial resources which it could draw upon in the event of a dispute. Such disagreements could lead to lengthy and expensive litigation or other dispute-resolution proceedings as well as extensive financial and operational consequences to us and have a material adverse effect on our business, results of operations and financial condition. In addition, independent actions may be taken by Valeant concerning product development, marketing strategies, manufacturing and supply issues, and rights relating to intellectual property.

Under our agreements with Valeant relating to RELISTOR, we rely on Valeant to, among other things, effectively commercialize the product and manage pricing, sales and marketing practices and inventory levels in the distribution channel. Assessing and reporting on these and other activities and metrics in connection with RELISTOR has been difficult as a result of financial reporting and internal control issues that have surfaced both at Valeant and its predecessor licensee, Salix. Our already limited visibility into the internal operations of Valeant and reliance on Valeant to accurately report information concerning the commercialization of RELISTOR has been further obscured by certain recent events at Valeant. As a result of certain incorrectly recognized revenues, both Valeant’s Form 10-K for 2015 and its Form 10-Q for the first quarter of 2016 were filed late, resulting in Valeant receiving notices of default from certain of its noteholders, in each instance. We remain exposed to Valeant’s credit risk and the possibility of default under the RELISTOR License Agreement in the event that Valeant were to terminate the agreement at its discretion or to become insolvent or bankrupt. In the event of a Valeant bankruptcy, Valeant may be able to reject our agreement with it related to RELISTOR such that it would no longer be obligated to commercialize the product or provide related services, or to assign that agreement without our consent to third parties with an unknown capacity to commercialize and market the product, which could expose us to greater counterparty risk of breaches under such agreement. Valeant announced that it continued to work with its independent advisors in its ongoing assessment and remediation efforts with respect to financial reporting and internal controls in the second quarter of 2016. However, there is no assurance as to the adequacy of such efforts in averting future losses incurred in connection with any failures of Valeant’s internal controls.

We are also dependent on Valeant for compliance with regulatory requirements as they apply to RELISTOR. Valeant’s subsidiary, Salix is currently the subject of an SEC investigation, for which Valeant has indicated that as of the filing of its report on Form 10-Q for the quarterly period ended March 31, 2017, the SEC staff had substantially completed its investigation and will be making recommendations to the Commission in the near future and that it cannot predict the outcome of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on Salix or Valeant arising out of the SEC investigation. Additionally, Salix, beginning on November 7, 2014, became the target of three putative class action lawsuits filed by its shareholders. Valeant has indicated that as of the filing of its report on Form 10-Q for the quarterly period ended March 31, 2017, the parties reached an agreement in principle to settle the consolidated action, for which the court granted preliminary approval, but that there can be no assurance that the settling parties will ultimately enter a stipulation of settlement that the court will approve. Accordingly, no assurance can be given as to Valeant’s financial condition or results of operations, or ability to meet its obligations to Progenics.

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

Valeant’s ability to optimally commercialize either oral or subcutaneous RELISTOR in a given jurisdiction may be impacted by applicable labeling and other regulatory requirements. If clinical trials indicate, or regulatory bodies are concerned about, actual or possible serious problems with the safety or efficacy of RELISTOR, Valeant may stop or significantly slow further development or commercialization of RELISTOR. In such an event, we could be faced with either further developing and commercializing the drug on our own or with one or more substitute collaborators, either of which paths would subject us to the development, commercialization, collaboration and/or financing risks discussed in these risk factors.

We are also aware of other approved and marketed products, as well as product candidates in pre-clinical or clinical development that are intended to target the side effects of opioid pain therapy and are direct competitors to RELISTOR. For instance, there are three approved products that target opioid-induced constipation: MOVANTIK® (naloxegol), AMITIZA® (lubiprostone), and Symproic® (naldemedine) which could compete with RELISTOR. The competitors who have developed these products and product candidates may have superior resources that allow them to implement more effective approaches to sales and marketing. There is no guarantee that RELISTOR will be able to compete commercially with these products. Additionally, there has been growing public concern regarding the use of opioid drugs. Any efforts by the FDA or other governmental authorities to restrict or limit the use of opioids may negatively impact the market for RELISTOR.

Any such significant action adverse to the further development and commercialization of RELISTOR could have a material adverse impact on our business and on the price of our stock.

RELISTOR patents are subject to generic challenge, and the validity, enforceability and commercial value of these patents are highly uncertain.

Third parties have challenged and are likely to continue challenging the patents that have been issued or licensed to us. In October 2015, we received notifications of Paragraph IV certifications with respect to certain patents for RELISTOR subcutaneous injection, which are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations (the “Orange Book”). The certifications accompanied the filing by Actavis Inc. and Mylan Pharmaceuticals, Inc. of Abbreviated New Drug Applications (ANDAs) challenging such patents for RELISTOR subcutaneous injection.

We and our licensee for RELISTOR, Valeant, have timely filed suit and commenced litigation against Actavis and Mylan. FDA approval of the ANDA has been automatically stayed until the earlier of (i) 30 months from receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

In October 2016, we received a notification of a Paragraph IV certification with respect to certain patents for RELISTOR Tablets, which are listed in the Orange Book. The certification accompanied the filing by Actavis LLC of an ANDA challenging such patents for RELISTOR Tablets. Valeant has timely filed suit for patent infringement against Actavis to vigorously enforce RELISTOR intellectual property rights.

In July 2017, we received notification of a Paragraph IV certification from Par Pharmaceuticals with respect to Orange Book listed patents for RELISTOR subcutaneous injection. Progenics and Valeant are assessing the notification and intend to enforce RELISTOR intellectual property rights.

In addition to the above described ANDA notifications, in October 2015, we also received notices of opposition to three European patents (EP 1615646, EP 2368554 and EP 2368553) relating to pharmaceutical compositions of methylnaltrexone. The oppositions were filed separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Recent decisions of revocation of the patents by the EU Opposition Division will be appealed.

Although we and Valeant are cooperating to defend against both the ANDA challenges and the European oppositions, and intend to vigorously enforce RELISTOR intellectual property rights, such litigation is inherently subject to significant risks and uncertainties, and there can be no assurance that the outcome of these litigations will be favorable to Progenics or Valeant. An unfavorable outcome in these cases could result in the rapid genericization of RELISTOR products, or could result in the shortening of available patent life. Any such outcome could have a material impact on our financial performance and stock price.

Pursuant to the RELISTOR license agreement between us and Valeant, Valeant has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement. At the same time, we may incur substantial costs in supporting the effort to uphold the validity of patents or to prevent infringement.

The composition-of-matter patent for the active ingredient of RELISTOR, methylnaltrexone, was invented in the 1970’s and has expired. The University of Chicago, as well as we and our collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Valeant has listed in the FDA Orange Book seven U.S. patents relating to subcutaneous RELISTOR, which have expiration dates ranging from 2017 to 2030. Six Orange Book listed U.S. patents relating to RELISTOR tablets, have expiration dates ranging from 2017 to 2031. Three Canadian patents (expiring 2024 and 2027) have been listed with Health Canada relating to subcutaneous RELISTOR.

Risks Related to our Product Candidates

Even if our product candidates obtain marketing approval, our ability to generate revenue will be diminished if our products are not accepted in the marketplace, or if we select pricing strategies for our products that are less competitive than those of our competitors, or fail to obtain acceptable prices or an adequate level of reimbursement for products from third-party payers or government agencies.

The commercial success of our products will depend upon their acceptance by the medical community and third-party payers as clinically useful, cost effective and safe. Market acceptance of approved products, is affected by a wide range of factors, including the timing of regulatory approvals, product launches and the presence of generic, over-the-counter or other competitors; the pricing of the product and relative prices of competing products; product development efforts for new indications; the availability of reimbursement for the product; our ability to obtain sufficient commercial quantities of the product; success in arranging for necessary sublicense or distribution relationships; and general and industry-specific local and international economic pressures. If health care providers believe that patients can be managed adequately with alternative, currently available therapies, they may not prescribe our products, especially if the alternative therapies are viewed as more effective, as having a better safety or tolerability profile, as being more convenient to the patient or health care providers or as being less expensive. Third-party insurance coverage may not be available to patients for any products we develop. For pharmaceuticals administered in an institutional setting, the ability of the institution to be adequately reimbursed from government and health administration authorities, private health insurers and other third-party payers could also play a significant role in demand for our products. Significant uncertainty exists as to the reimbursement status of newly-approved pharmaceuticals. Government and other third-party payers increasingly are attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and by refusing, in some cases, to provide coverage for uses of approved products for indications for which the FDA has not granted labeling approval. In most foreign markets, pricing and profitability of prescription pharmaceuticals are subject to government control. In the U.S., we expect that there will continue to be a number of federal and state proposals to implement similar government control and that the emphasis on managed care in the U.S. will continue to put pressure on the pricing of pharmaceutical products. Cost control initiatives could decrease the price that we can receive for any products in the future and adversely affect our ability to successfully commercialize our products. If any of our product candidates do not achieve market acceptance, we will likely lose our entire investment in that product candidate.

We are subject to extensive and ongoing regulation, which can be costly and time consuming, may interfere with marketing approval for our product candidates, and can subject us to unanticipated limitations, restrictions, delays and fines.

Our business, products and product candidates are subject to comprehensive regulation by the FDA and comparable authorities in other countries, and include the Sunshine Act under the Patient Protection and Affordable Care Act (“PPACA”). These agencies and other entities regulate the pre-clinical and clinical testing, safety, effectiveness, approval, manufacture, labeling, marketing, export, storage, recordkeeping, advertising, promotion and other aspects of our products and product candidates. We cannot guarantee that approvals of product candidates, processes or facilities will be granted on a timely basis, or at all. If we experience delays or failures in obtaining approvals, commercialization of our product candidates will be slowed or stopped. In addition to these uncertainties, the U.S. House of Representatives voted in May 2017 to pass a bill similar to that which had previously and unsuccessfully sought to repeal PPACA, replace it with a curtailed system of tax credits and dissolve an expansion of the Medicaid program. While the fate of this bill in the U.S. Senate is uncertain, there is considerable uncertainty regarding the future of the current PPACA framework, and any changes will likely take time to unfold. As such, we cannot predict what effect the PPACA or other healthcare reform initiatives that may be adopted in the future will have on our business.

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

Approval may be limited to uses of the product for treatment or prevention of diseases or conditions that are relatively less financially advantageous to us than approval of greater or different scope or subject to an FDA imposed Risk Evaluation and Mitigation Strategy (“REMS”) that imposes limits on the distribution or use of the product. While we may develop a product candidate with the intention of addressing a large, unmet medical need, the FDA or other foreign regulatory authorities may only approve the use of the drug for indications affecting a relatively small number of patients, thus greatly reducing the market size and our potential revenues.

Side effects identified after the product is on the market might hurt sales or result in mandatory safety labeling changes, additional pre-clinical testing or clinical trials, imposition of a REMS, product recalls or withdrawals from the market, reputational harm to us, and lawsuits (including class-action suits).

Efficacy or safety concerns regarding a marketed product, or manufacturing or other problems, may lead to a recall, withdrawal of marketing approval, marketing restrictions, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling, imposition of a REMS, warnings and contraindications, the need for additional marketing applications, declining sales or other adverse events. These potential consequences may occur whether or not the concerns originate from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not they are scientifically justified. If products lose previously received marketing and other approvals, our business, results of operations and financial condition would be materially adversely affected.

In certain foreign jurisdictions it cannot be marketed until pricing and reimbursement for the product is also approved.

We will be subject to ongoing FDA obligations and continuous regulatory review, and might be required to undertake post-marketing trials to verify the product’s efficacy or safety or other regulatory obligations.

Our NDA filing for AZEDRA is not complete and approval may be delayed, conditioned or denied by the FDA.

Approval of a product candidate as safe and effective for use in humans is never certain. There remains significant uncertainty that AZEDRA will eventually receive regulatory approval. Additional testing results or adverse market conditions may cause us to withdraw or fail to complete the NDA in a timely manner. In addition, data obtained from clinical trials are susceptible to varying interpretations, and the FDA may not agree with our interpretation of our AZEDRA clinical trial results. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Further, the FDA may not meet, or may extend, the Prescription Drug User Fee Act (“PDUFA”) date with respect to our AZEDRA NDA, which may delay the start of any AZEDRA commercialization effort. Further, if we are unable to address any recommendations or requirements of the FDA under any clinical hold it may impose, we could be delayed or prevented from seeking commercialization of AZEDRA.

Any AZEDRA commercialization program would expose us to significant risk.

It is very difficult to estimate the commercial potential of product candidates due to factors such as safety and efficacy compared to other available treatments (including potential generic drug alternatives with similar efficacy profiles), changing standards of care, third party payer reimbursement, patient and physician preferences and the availability of competitive alternatives that may emerge either during the approval process or after commercial introduction. Frequently, products that have shown promising results in clinical trials suffer significant setbacks even after they are approved for commercial sale.

Even if approved, there is no guarantee that AZEDRA will be a commercial success. Future uses of AZEDRA commercially may reveal that AZEDRA is ineffective, unacceptably toxic, has other undesirable side effects, is difficult to manufacture on a large scale, is not cost-effective or economically viable, infringes on proprietary rights of another party or is otherwise not fit for further use.

AZEDRA, designated as an Orphan Drug is intended to treat a rare disease with a small patient population. If pricing for AZEDRA is not approved or accepted in the market at an appropriate level it may not generate enough revenue to make it economically viable. Based upon the complication of delivery and high costs associated with the development of radiopharmaceuticals, among other factors, we expect that the price of AZEDRA will be high. There have been recent examples of the market reacting poorly to the high cost of certain drugs. If the market reacts similarly to AZEDRA, it could result in negative publicity and reputational harm to us. Further, the Trump administration has indicated support for possible new measures related to drug pricing, which could increase the pricing pressures related to AZEDRA and further limit its economic viability.

Additionally, we have little experience as a company in commercializing products. Given this lack of experience, there is a heightened risk that we are able to adequately commercialize AZEDRA. If AZEDRA is determined to be unsafe or ineffective in humans, not economically viable or we are unable to successfully commercialize it, our business will be materially adversely affected.

Our relationships with customers and third-party payers are or may become subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, program exclusion, contractual damages, reputational harm and diminished profits and future earnings.

Health care providers, physicians and third-party payers play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payers and customers will or already do require us and them to comply with broadly applicable fraud and abuse and other health care laws and regulations, including both federal and state anti-kickback and false claims laws, that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products that obtain marketing approval. Efforts to ensure that business arrangements comply with applicable health care laws and regulations involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If such operations are found to be in violation of any of these laws or other applicable governmental regulations, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of related operations. If physicians or other providers or entities involved with our products are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may adversely affect us.

If we or our partners are unable to obtain sufficient quantities of the raw and bulk materials needed to make our products or product candidates, development of our products or product candidates or commercialization of our approved products could be slowed or stopped.

We or our partners may not be able to obtain the materials necessary to make a particular product or product candidate in adequate volume and quality. If any materials needed to make a product or product candidate is insufficient in quantity or quality, if a supplier fails to deliver in a timely fashion or at all or if these relationships terminate, we or our partners may not be able to fulfill manufacturing obligations for our products or product candidates, either on our own or through third-party suppliers. A delay or disruption of supplies of our products or product candidates would have a material adverse effect on our business as a whole. Our existing arrangements with suppliers may result in the supply of insufficient quantities of our product candidates needed to accomplish our clinical development programs or commercialization, and we may not have the right and in any event do not currently have the capability to manufacture these products if our suppliers are unable or unwilling to do so. We currently arrange for supplies of critical raw materials used in production of our product candidates from single sources. We do not have long-term contracts with any of these suppliers. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

Manufacturing resources could limit or adversely affect our ability to commercialize products.

We or our partners may engage third parties to manufacture our product candidates. We or our partners may not be able to obtain adequate supplies from third-party manufacturers in a timely fashion for development or commercialization purposes, and commercial quantities of products may not be available from contract manufacturers at acceptable costs.

In order to commercialize our product candidates successfully, we need to be able to manufacture or arrange for the manufacture of products in commercial quantities, in compliance with regulatory requirements, at acceptable costs and in a timely manner. Manufacture of our product candidates, can be complex, difficult to accomplish even in small quantities, difficult to scale-up for large-scale production and subject to delays, inefficiencies and low yields of quality products. The manufacture of radiopharmaceuticals is relatively complex and requires significant capital expenditures. We rely on contract manufacturing organizations to manufacture active pharmaceutical ingredient and finished drug products for clinical trial supplies and for commercial supply of AZEDRA. The cost of manufacturing our product candidates may make them prohibitively expensive. If adequate supplies of any of our product candidates or related materials are not available on a timely basis or at all, our clinical trials or commercialization of our product candidates could be seriously delayed, since these materials are time consuming to manufacture and cannot be readily obtained from third-party sources. We continue to be dependent on a limited number of highly specialized manufacturing and development partners, including single source manufacturers for certain of our product candidates. If we were to lose one or more of these key relationships, it could materially adversely affect our business. Establishing new manufacturing relationships, or creating our own manufacturing capability, would require significant time, capital and management effort, and the transfer of product-related technology and know-how from one manufacturer to another is an inherently complex and uncertain process.

Failure of any manufacturer of our various product candidates to comply with applicable regulatory requirements could subject us to penalties and have a material adverse effect on supplies of our product candidates.

Third-party manufacturers are required to comply with cGMP or similar regulatory requirements outside of the U.S. If manufacturers of our product candidates cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA and any applicable foreign regulatory authority, they may not be able to supply us with our product candidates. If these facilities are not approved for commercial manufacture, we may need to find alternative manufacturing facilities, which could result in delays of several years in obtaining approval for a product candidate. We do not control the manufacturing operations and are completely dependent on our third-party manufacturing partners or contractors for compliance with the applicable regulatory requirements for the manufacture of some of our product candidates. Manufacturers are subject to ongoing periodic unannounced inspections by the FDA and corresponding state and foreign agencies for compliance with cGMP and similar regulatory requirements. Failure of any manufacturer of any of our product candidates to comply with applicable cGMP or other regulatory requirements could result in sanctions being imposed on our collaborators or us, including fines, injunctions, civil penalties, delays, suspensions or withdrawals of approvals, operating restrictions, interruptions in supply and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and have a material adverse impact on our business, financial condition and results of operations.

The validity, enforceability and commercial value of our patents and other intellectual property rights are highly uncertain.

We own or license a number of issued patents. We must obtain, maintain and enforce patent and other rights to protect our intellectual property. The patent position of biotechnology and pharmaceutical firms is highly uncertain and involves many complex legal and technical issues. There are many laws, regulations and judicial decisions that dictate and otherwise influence the manner in which patent applications are filed and prosecuted and in which patents are granted and enforced, all of which are subject to change from time to time. There is no clear policy involving the breadth of claims allowed, or the degree of protection afforded, under patents in this area. In addition, we are aware of others who have patent applications or patents containing claims similar to or overlapping those in our patents and patent applications. Accordingly, patent applications owned by or licensed to us may not result in patents being issued. Even if we own or license a relevant issued patent, we may not be able to preclude competitors from commercializing drugs that may compete directly with one or more of our products or product candidates, in which event such rights may not provide us with any meaningful competitive advantage. In the absence or upon successful challenge of patent protection, drugs may be subject to generic competition, which could adversely affect pricing and sales volumes of the affected products.

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

We depend on intellectual property licensed from third parties and unpatented technology, trade secrets and confidential information. If we lose any of these rights, including by failing to achieve milestone requirements or to satisfy other conditions, our business, results of operations and financial condition could be harmed.

Most of our product candidates incorporate intellectual property licensed from third parties. For example, PyL utilizes technology licensed to us from Johns Hopkins University. We could lose the right to patents and other intellectual property licensed to us if the related license agreement is terminated due to a breach by us or otherwise. Our ability to commercialize products incorporating licensed intellectual property would be impaired if the related license agreements were terminated. In addition, we are required to make substantial cash payments, achieve milestones and satisfy other conditions, including filing for and obtaining marketing approvals and introducing products, to maintain rights under our intellectual property licenses. Due to the nature of these agreements and the uncertainties of development, we may not be able to achieve milestones or satisfy conditions to which we have contractually committed, and as a result may be unable to maintain our rights under these licenses. If we do not comply with our license agreements, the licensors may terminate them, which could result in our losing our rights to, and therefore being unable to commercialize, related products.

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

There may be patent or other intellectual property rights belonging to others that require us to alter our products, pay licensing fees or cease certain activities. If our products infringe patent or other intellectual property rights of others, the owners of those rights could bring legal actions against us claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any action brought against us, and any license required under any rights that we infringe may not be available on acceptable terms or at all. We are aware of intellectual property rights held by third parties that relate to products or technologies we are developing. For example, we are aware of other groups investigating PSMA or related compounds and monoclonal antibodies directed at PSMA, PSMA-targeted imaging agents and therapeutics, and methylnaltrexone and other peripheral opioid antagonists, and of patents held, and patent applications filed, by these groups in those areas. While the validity of these issued patents, the patentability of these pending patent applications and the applicability of any of them to our products and programs are uncertain, if asserted against us, any related patent or other intellectual property rights could adversely affect our ability to commercialize our products.

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

We have been and expect to continue to be dependent on collaborators for the development, manufacturing and sales of certain products and product candidates, which expose us to the risk of reliance on these collaborators.

In conducting our operations, we currently depend, and expect to continue to depend, on numerous collaborators. Key among these new collaborations, are those with Bayer to develop and commercialize products using our PSMA antibody technology and with Fuji for the development and commercialization of 1404 and EXINI bone BSI in Japan. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.

If any of our collaborators breach or terminate its agreement with us or otherwise fail to conduct successfully and in a timely manner the collaborative activities for which they are responsible, the preclinical or clinical development or commercialization of the affected product candidate or research program could be delayed or terminated. We generally do not control the amount and timing of resources that our collaborators devote to our programs or product candidates. We also do not know whether current or future collaboration partners, if any, might pursue alternative technologies or develop alternative products either on their own or in collaboration with others, including our competitors, as a means for developing treatments for the diseases or conditions targeted by our collaborative arrangements. Our collaborators are also subject to similar development, regulatory, manufacturing, cyber-security and competitive risks as us, which may further impede their ability to successfully perform the collaborative activities for which they are responsible. Setbacks of these types to our collaborators could have a material adverse effect on our business, results of operations and financial condition.

We are dependent upon third parties for a variety of functions. These arrangements may not provide us with the benefits we expect.

We rely on third parties to perform a variety of functions. We are party to numerous agreements which place substantial responsibility on clinical research organizations, consultants and other service providers for the development of our product candidates. We also rely on medical and academic institutions to perform aspects of our clinical trials of product candidates. In addition, an element of our research and development strategy has been to in-license technology and product candidates from academic and government institutions in order to minimize or eliminate investments in early research. We may not be able to enter new arrangements without undue delays or expenditures, and these arrangements may not allow us to compete successfully. Moreover, if third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct clinical trials in accordance with regulatory requirements or applicable protocols, our product candidates may not be approved for marketing and commercialization or such approval may be delayed. If that occurs, we or our collaborators will not be able, or may be delayed in our efforts, to commercialize our product candidates.

Business and Operational Risks

We lack sales and marketing infrastructure and related staff, which will require significant investment to establish our future products.

We have not had established sales, marketing or distribution infrastructure but are building out this capability in advance of the possible approval and launch of AZEDRA in the U.S. We may not be successful in developing an effective commercial infrastructure or in achieving sufficient market acceptance. We do plan to market and sell products through distribution, co-marketing, co-promotion or licensing arrangements with third parties for territories outside the U.S. We may consider contracting with a third-party professional pharmaceutical detailing and sales organization to perform marketing functions for one or more products. To the extent that we enter into distribution, co-marketing, co-promotion, detailing or licensing arrangements for the marketing and sale of product candidates, any revenues we receive will depend primarily on the efforts of third parties. We will not control the amount and timing of marketing resources these third parties devote to our products.

We are involved in various legal proceedings that are uncertain, costly and time-consuming and could have a material adverse impact on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

From time to time we are involved in legal proceedings and disputes and may be involved in litigation in the future. These proceedings are complex and extended and occupy the resources of our management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us if not found in our favor. We may also be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. Defending against or settling such claims and any unfavorable legal decisions, settlements or orders could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline. For more information regarding legal proceedings, see Item 1 of Part II, and Note 8 in the notes to the consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

We, our CMOs and our distributors handle hazardous materials and must comply with environmental laws and regulations, which can be expensive and restrict how we our CMOs or our distributors do business. If we our CMOs or our distributors are involved in a hazardous waste spill or other accident, we our CMOs or our distributors could be liable for damages, penalties or other forms of censure.

Research and development work and manufacturing processes with our pipeline products involve the use of hazardous, controlled and/or radioactive materials. We, our CMOs and our distributors are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these materials. In particular we, our CMOs and our distributors are subject to regulation by the U.S. Environmental Protection Agency, U.S. Department of Transportation, Occupational Safety and Health Administration and comparable state regulatory agencies. Despite procedures that we, our CMOs and our distributors implement for handling and disposing of these materials, the risk of accidental contamination or injury cannot be eliminated. In the event of a hazardous waste spill or other accident, we, our CMOs and our distributors could be liable for damages, penalties or other forms of censure. There may be significant costs to comply with applicable environmental laws and regulations in the future, and such costs may be incurred by us directly or passed through to us by our CMOs and our distributors. In the event of the damages, penalties, censures or higher costs outlined above, the efficiency and cost of our research, development and commercialization pipeline may be adversely impacted.

If we lose key personnel on whom we depend, our business could suffer.

We are dependent upon our key management, commercial and scientific personnel, the loss of whom could require us to identify and engage qualified replacements, and could cause our management and operations to suffer in the interim. Competition for qualified employees among companies in the biopharmaceutical industry is intense. Future success in our industry depends in significant part on the ability to attract, retain and motivate highly skilled employees, which we may not be successful in doing.

Health care reform measures could adversely affect our operating results and our ability to obtain marketing approval of and to commercialize our product candidates.

In the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For example, the Trump administration has indicated support for possible new measures related to drug pricing. New government legislation or regulations related to pricing or government or third-party payer decisions not to approve pricing for, or provide adequate coverage and reimbursements of, our products, hold the potential to severely limit market opportunities of such products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. In the U.S., federal legislation has changed the way Medicare covers and pays for pharmaceutical products. Cost reduction initiatives and other provisions of legislation have decreased coverage and reimbursement. Though such legislation applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. More recent legislation is intended to broaden access to health insurance, further reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, and impose new taxes and fees on the health industry and additional health policy reforms. New laws impose significant annual fees on companies that manufacture or import branded prescription drug products, and contain substantial new compliance provisions, which in each case may affect our business practices with health care practitioners. Subject to federal and state agencies issuing regulations or guidance, it appears likely that new laws will continue to pressure pharmaceutical pricing, especially under the Medicare program, and may also increase regulatory burdens and operating costs. We cannot be sure whether additional legislative changes will be enacted, whether the FDA regulations, guidance or interpretations will be changed or what the impact of such changes on the marketing approvals of our product candidates, if any, may be.

Our future depends on the proper management of our current and future business operations, including the associated expenses.

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

Although we currently conduct most of our business in the U.S., we also conduct business internationally, which exposes us to additional risks, including risks associated with foreign legal requirements, economic and political conditions and fluctuations in foreign currency exchange rates. We expect that we will continue to conduct business internationally. These business operations subject us to a number of risks and uncertainties, including but not limited to:

●	changes in international regulatory and compliance requirements that could restrict our ability to develop, market and sell our products;
●	political and economic instability;
●	the impact of any trade or international regulatory policy changes brought about by the new U.S. Federal administration;
●	diminished protection of intellectual property in some countries outside of the U.S.;
●	trade protection measures and import or export licensing requirements;
●	difficulty in staffing and managing international operations;
●	differing labor regulations and business practices;
●	heightened risk of a failure of our overseas employees to comply with U.S. and foreign laws, including export regulations, the FCPA and trade regulations;
●	potentially negative consequences from changes in or interpretations of tax laws;
●	changes in international medical reimbursement policies and programs;
●	financial risks such as longer payment cycles, difficulty collecting accounts receivable and exposure to fluctuations in foreign currency exchange rates;
●

regulatory and compliance risks that relate to maintaining accurate information and control over sales and distributors’ and service providers’ activities that may fall within the purview of the FCPA or similar foreign laws such as the U.K. Bribery Act; and

●

regulatory and compliance risks that relate to data practices and privacy, including those resulting from the EU adopted General Data Protection Regulation, which becomes effective in May 2018 and imposes monetary penalties for non-compliance.

Any of these factors may, individually or as a group, have a material adverse effect on our business and results of operations. These or other similar risks could adversely affect our revenue and profitability.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance of our future products. If there is not sufficient reimbursement for our future products, it is less likely that such products will be widely used.

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

In general, other factors that could affect the demand for and sales and profitability of our future products include, but are not limited to:

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

A significant disruption in our information technology systems or a cyber-security breach could compromise our data, trade secrets and confidential information and adversely affect our business.

We, our current and future contract research organizations, CMOs, licensees and partners are increasingly dependent on critical, complex and interdependent information technology systems to operate our businesses. Like other companies in our industry, we rely on such systems for many aspects of our business. The size and complexity of our information technology systems make them potentially vulnerable to breakdown, malicious cyber-attacks, intrusion, viruses and data security breaches by computer hackers, foreign governments, foreign companies or competitors, or by employee error or malfeasance. Such events may permit unauthorized persons to access, misappropriate and/or destroy sensitive data and result in the impairment or disruption of important business processes, loss or misuse of trade secrets, confidential information or other proprietary intellectual property or public exposure of personal information (including sensitive personal information) of employees, business partners, clinical trial patients, customers and others. Any compromise of our data security could also result in a violation of applicable privacy and other laws and a loss of confidence in our data security measures. Any of the foregoing could have a material adverse effect on our business, prospects, reputation, operating results and financial condition, including as a result of our being required to make significant investments to fix, fortify or replace our technology systems and/or being subject to lawsuits, fines, penalties or other government action. There can be no assurance that our efforts to protect our data and information technology systems will prevent breakdowns or breaches in our systems, or those of third parties with which we do business.

If our facility or those of our vendors incur damage or power is lost for a significant length of time, our business will suffer.

We store some of our preclinical and clinical data at our facilities as well as those of our vendors. Any significant degradation or failure of our or our vendors’ computer systems could cause us to inaccurately calculate or lose our data.

In addition, our stability samples are stored at our vendors’ facilities. If their facilities incur physical damage or have an extended power failure, it could result in a loss of these samples. Loss of our clinical data or stability samples could result in significant delays in our drug development process and could harm our business and operations.

Competitive Risks

Competing products in development may adversely affect acceptance of our future products.

We are aware of a number of products and product candidates which compete or may potentially compete with our future products. Any of these approved products or product candidates, or others which may be developed in the future, may achieve a significant competitive advantage relative to our future products and, in any event, the existing or future marketing and sales capabilities of these competitors may impair our or our collaborators’ ability to compete effectively in the market.

We are also aware of competitors, who are developing alternative treatments for disease targets to which our research and development programs are directed, any of which – or others which may be developed in the future – may achieve a significant competitive advantage relative to any future product we may develop.

Marketplace acceptance depends in part on competition in our industry, which is intense, and competing products in development may adversely affect acceptance of our products.

The extent to which any of our future products achieves market acceptance will depend on competitive factors. Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many for-profit companies and major universities and research institutions in the U.S. and abroad. We face competition from companies marketing existing products or developing new products for diseases and conditions targeted by our technologies. We are aware of a number of products and product candidates which compete or may potentially compete with PSMA-targeted imaging agents and therapeutics, or our other product candidates. We are aware of several competitors, such as Janssen Biotech, Inc., Aytu Bioscience, Inc. and Bayer HealthCare Pharmaceuticals Inc., which have received approval for or are developing treatments or diagnostics for prostate cancer, some of which are directed against PSMA. Any of these competing approved products or product candidates, or others which may be developed in the future, may achieve a significant competitive advantage relative to 1404, AZEDRA, PyL, 1095, or other product candidates.

Competition with respect to our technologies and product candidates is based on, among other things, product efficacy, safety, reliability, method of administration, availability, price and clinical benefit relative to cost; timing and scope of regulatory approval; sales, marketing and manufacturing capabilities; collaborator capabilities; insurance and other reimbursement coverage; and patent protection. Competitive disadvantages in any of these factors could materially harm our business and financial condition. Many of our competitors have substantially greater research and development capabilities and experience and greater manufacturing, marketing, financial and managerial resources than we do. These competitors may develop products that are superior to those we are developing and render our products or technologies non-competitive or obsolete. Our product candidates under development may not compete successfully with existing products or product candidates under development by other companies, universities and other institutions. Drug manufacturers that are first in the market with a therapeutic for a specific indication generally obtain and maintain a significant competitive advantage over later entrants and therefore, the speed with which industry participants move to develop products, complete clinical trials, approve processes and commercialize products is an important competitive factor. If our product candidates receive marketing approval but cannot compete effectively in the marketplace, our operating results and financial position would suffer.

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
●

any security interest purported to be created by the loan agreement or the related agreement ceases to be in full force and effect, or any rights, powers, and privileges purported to be created and granted under the loan agreement or such security agreement ceases to be in full force and effect.

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

As of June 30, 2017, our outstanding non-recourse long term debt amounted to $49.6 million, which could increase by $50 million upon MNTX and HRCP’s mutual agreement, over the ensuing year. These levels could have adverse consequences for us, including:

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

We incur significant costs to develop our product candidates and to prepare for the possible launch of AZEDRA. We do not have committed external sources of funding for these projects. We fund our operations, to a significant extent, with the proceeds from capital-raising. We may do so via equity securities issuances in public offerings, such as our first quarter 2014 $37.5 million underwritten public offering of 8.75 million shares of common stock, through our three-year facility with an investment bank pursuant to which we may sell from time to time up to $75.0 million of our stock in at-the-market transactions, or through further debt financing. We may also fund operations through collaboration, license, further royalty financings, private placement or other agreements with one or more pharmaceutical or other companies, or the receipt of milestone and other payments for out-licensed products. To the extent we raise additional capital by issuing equity securities, existing stockholders could experience substantial dilution, and if we issue securities other than common stock, new investors could have rights superior to existing stockholders. Any further debt financing that we may obtain may involve operating covenants that restrict our business and significant repayment obligations. To the extent we raise additional funds through new collaboration and licensing arrangements, we may be required to relinquish some rights to technologies or product candidates, or grant licenses on terms that are not favorable to us.

We cannot predict with certainty when we will need additional funds, how much we will need, the form a financing may take or whether additional funds will be available at all. The variability of conditions in global financial and credit markets may exacerbate the difficulty of timing capital raising or other financing, as a result of which we may seek to consummate such transactions substantially in advance of immediate need. Our need for future funding will depend on numerous factors, including the advancement of existing product development projects and the availability of new projects; the achievement of events, most of which are out of our control and depend entirely on the efforts of others, triggering milestone payments to us; the progress and success of clinical trials and pre-clinical activities (including studies and manufacturing) involving product candidates, whether conducted by collaborators or us; the progress of research programs carried out by us; changes in the breadth of our research and development programs; the progress of research and development efforts of collaborators; our ability to acquire or license necessary, useful or otherwise attractive technologies; competing technological and market developments; the costs and timing of obtaining, enforcing and defending patent and other intellectual property rights; the costs and timing of regulatory filings and approvals; our ability to manage Progenics’ growth or contraction; and unforeseen litigation. These factors may be more important with respect to product candidates and programs that involve technologies with which we have limited prior experience. Insufficient funds may require us to delay, scale back or eliminate some or all of our research and development or commercialization programs, cause us to lose rights under existing licenses or to relinquish greater or all rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose and may adversely affect our ability to operate as a going concern. We may not be able at a given necessary time to obtain additional funding on acceptable terms, or at all. Our inability to raise additional capital on terms reasonably acceptable to us would seriously jeopardize our business.

We have a history of operating losses.

We have incurred substantial losses throughout its history. A large portion of our revenue has historically consisted of upfront and milestone payments from licensing transactions. We have reported operating losses for 2015 and while we reported operating income for 2016 and 2014, as a result of milestone payments from Valeant, the timing and amount of any similar transactions in the future is highly unpredictable and uncertain. Without upfront or other such payments, we operate at a loss, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. Moreover, we have derived no significant revenue from product sales and have only in the last several years derived revenue from royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur net operating losses and negative cash flow from operations in the future, which could increase significantly if we expand our clinical trial programs and other product development efforts. Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval for and then commercializing AZEDRA and other product candidates, either alone or with others. Our operations may not be profitable even if AZEDRA and any of our other product candidates under development are commercialized. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

We currently have significant net operating losses (“NOLs”) that may be used to offset future taxable income. The U.S. Internal Revenue Code limits the amount of taxable income that may be offset annually by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation, and our use of NOL carryforwards may be further limited as a result of any future equity transactions that result in an additional change of control. The value of using NOLs to offset future taxable income may be impacted by legislative tax reform measures enacted by the new U.S. Federal administration.

Progenics’ stock price has a history of volatility and may be affected by selling pressure. You should consider an investment in Progenics stock as risky and invest only if you can withstand a significant loss.

Our stock price has a history of significant volatility. It has varied between a high of $11.72 and a low of $6.10 in 2017 (through June 30, 2017), between a high of $9.78 and a low of $3.61 in 2016 and between a high of $11.15 and a low of $4.86 in 2015. Factors that may have a significant impact on the market price of our common stock include the results of clinical trials and pre-clinical studies undertaken by us or our collaboration partners; delays, terminations or other changes in development programs; developments in marketing approval efforts; developments in collaborator or other business relationships, particularly regarding RELISTOR, AZEDRA or other significant products or programs; technological innovation or product announcements by us, our collaborators or our competitors; patent or other proprietary rights developments; governmental regulation; changes in reimbursement policies or health care legislation; safety and efficacy concerns about products developed by us, our collaborators or our competitors; our ability to fund ongoing operations; fluctuations in our operating results; general market conditions; and the reporting of or commentary on such matters by the press and others. At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years, and financial and market conditions during that period have resulted in widespread pressures on securities of issuers throughout the world economy.

Our stockholders may be diluted, and the price of our common stock may decrease, as a result of future issuances of securities, exercises of outstanding stock options, or sales of outstanding securities.

We expect to issue additional common stock in public offerings, private placements and/or through our January 2017 sales agreement with an investment bank, pursuant to which we may sell from time to time up to $75.0 million of our stock, and to issue options to purchase common stock for compensation purposes. We may issue preferred stock, restricted stock units or securities convertible into or exercisable or exchangeable for our common stock. All such issuances would dilute existing investors and could lower the price of our common stock. Sales of substantial numbers of outstanding shares of common stock could also cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock, which we have done in follow-on primary offerings in late 2012, mid-2013 and February 2014. We have a shelf registration statement which may be used to issue up to $250.0 million of common stock and other securities before any underwriter discounts, commissions and offering expenses. We also have in place registration statements covering shares issuable pursuant to our equity compensation plans, and sales of our securities under them could cause the market price of our stock to decline. Sales by existing stockholders or holders of options or other rights may adversely affect the market price of our common stock.

We are exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act.

The Sarbanes-Oxley Act requires that we maintain effective internal controls over financial reporting and disclosure controls and procedures. Among other things, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act and related regulations (“Section 404”). Compliance with Section 404 requires substantial accounting expense and significant management efforts. Our testing, or the subsequent review by our independent registered public accounting firm, may reveal deficiencies in our internal controls that would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all deficiencies or weaknesses in our financial reporting. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, the NASDAQ Stock Market or other regulatory authorities that would require additional financial and management resources and could adversely affect the market price of our common stock. No assurance is given that our procedures and processes for detecting weaknesses in our internal control over financial reporting will be effective.

We do not intend to pay dividends on our common stock. Until such time as we pay cash dividends, our stockholders must rely on increases in our stock price for appreciation.

We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our product candidates. Therefore we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in the market price of our common stock for appreciation of their respective investments.

Other Risks

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

At June 30, 2017, our directors and executive officers together beneficially owned or controlled approximately 3.9% of our outstanding common shares, including shares currently issuable upon option exercises, and our five largest other stockholders held approximately 53%. Should these parties choose to act alone or together, they could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could, among other things, have the effect of delaying or preventing a change in control of the Company, adversely affecting our stock price.

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

PROGENICS PHARMACEUTICALS, INC.
Date: August 9, 2017	By:	/s/ Patrick Fabbio
Patrick Fabbio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)