Form 10-Q
period 2017-09-30
PROGENICS PHARMACEUTICALS INC
filed 2017-11-02
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extendedtransition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of October 30, 2017, a total of 70,269,849 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$98,279	$138,909
Accounts receivable, net	2,619	4,864
Other current assets	1,662	4,328
Total current assets	102,560	148,101

Property and equipment, net	4,352	4,760
Intangible assets, net	30,422	30,581
Goodwill	13,074	13,074
Other assets	2,474	2,470
Total assets	$152,882	$198,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,116	$567
Accrued expenses	10,104	15,790
Current portion of debt, net	1,839	-
Total current liabilities	13,059	16,357

Long-term debt, net	47,786	49,453
Contingent consideration liability	17,500	14,200
Deferred tax liability	13,010	13,010
Other liabilities	1,447	1,204
Total liabilities	92,802	94,224

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 70,470 shares in 2017 and 70,390 shares in 2016	92	92
Additional paid-in capital	601,684	598,069
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Accumulated other comprehensive loss	(34)	(85)
Accumulated deficit	(538,921)	(490,573)
Total stockholders’ equity	60,080	104,762
Total liabilities and stockholders’ equity	$152,882	$198,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue:
Royalty income	$2,562	$3,319	$7,282	$7,888
License revenue	129	50,523	491	56,839
Other revenue	6	8	36	50
Total revenue	2,697	53,850	7,809	64,777

Operating expenses:
Research and development	10,344	9,827	31,641	26,964
General and administrative	5,958	7,220	17,986	18,637
Change in contingent consideration liability	700	600	3,300	1,400
Total operating expenses	17,002	17,647	52,927	47,001

Operating (loss) income	(14,305)	36,203	(45,118)	17,776

Other (expense) income:
Interest (expense) income, net	(1,047)	79	(3,230)	176
Total other (expense) income	(1,047)	79	(3,230)	176

Net (loss) income	(15,352)	36,282	(48,348)	17,952
Net loss attributable to noncontrolling interests	-	(21)	-	(58)
Net (loss) income attributable to Progenics	$(15,352)	$36,303	$(48,348)	$18,010

Net (loss) income per share attributable to Progenics - basic	$(0.22)	$0.52	$(0.69)	$0.26
Weighted-average shares - basic	70,270	70,013	70,233	69,970

Net(loss) income per share attributable to Progenics - diluted	$(0.22)	$0.52	$(0.69)	$0.26
Weighted-average shares - diluted	70,270	70,297	70,233	70,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income	$(15,352)	$36,282	$(48,348)	$17,952
Other comprehensive loss:
Foreign currency translation adjustments	20	(10)	51	(50)
Comprehensive (loss) income	(15,332)	36,272	(48,297)	17,902
Comprehensive loss attributable to noncontrolling interests	-	(21)	-	(60)
Comprehensive (loss) income attributable to Progenics	$(15,332)	$36,293	$(48,297)	$17,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
	Number		Paid-in	Accumulated	Comprehensive	Number		Stockholders’
	of Shares	Par Value	Capital	Deficit	Loss	of Shares	Cost	Equity
Balance at December 31, 2016	70,390	$92	$598,069	$(490,573)	$(85)	(200)	$(2,741)	$104,762
Net loss	-	-	-	(48,348)	-	-	-	(48,348)
Foreign currency translation adjustments	-	-	-	-	51	-	-	51
Return of purchase premium for noncontrolling interest	-	-	21	-	-	-	-	21
Stock-based compensation expense	-	-	3,124	-	-	-	-	3,124
Exercise of stock options	80	-	470	-	-	-	-	470
Balance at September 30, 2017	70,470	$92	$601,684	$(538,921)	$(34)	(200)	$(2,741)	$60,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(48,348)	$17,952
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,124	1,958
Depreciation and amortization	832	1,860
Gain on sale of fixed assets	10	(291)
Non-cash interest expense	172	-
Change in fair value of contingent consideration liability	3,300	1,400
Changes in assets and liabilities:
Accounts receivable	2,245	(403)
Other current assets	2,644	1,875
Other assets	(4)	(1,027)
Accounts payable	527	770
Accrued expenses	(5,732)	3,498
Other current liabilities	-	(159)
Other liabilities	242	(176)
Net cash (used in) provided by operating activities	(40,988)	27,257
Cash flows from investing activities:
Purchases of property and equipment	(263)	(3,261)
Proceeds from sale of fixed assets	37	341
Net cash used in investing activities	(226)	(2,920)
Cash flows from financing activities:
Return of estimated interest payment for noncontrolling interest	21	-
Proceeds from exercise of stock options	470	510
Net cash provided by financing activities	491	510
Effect of currency rate changes on cash and cash equivalents	93	(56)
Net (decrease) increase in cash and cash equivalents	(40,630)	24,791
Cash and cash equivalents at beginning of period	138,909	74,103
Cash and cash equivalents at end of period	$98,279	$98,894

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

Our current principal sources of revenue from operations are royalty, development and commercial milestones, and sublicense revenue-sharing payments from Valeant and Bayer AG. Royalty and further milestone payments from RELISTOR depend on success in development and commercialization, which is dependent on many factors, such as Valeant’s efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of RELISTOR.

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

Liquidity

At September 30, 2017, we had $98.3 million of cash and cash equivalents, a decrease of $40.6 million from $138.9 million at December 31, 2016. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year from the filing date of this Form 10-Q. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses for the foreseeable future.

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

In December 2015, we commenced a judicial process in Sweden for acquiring the remaining shares of EXINI. On December 8, 2016, a Swedish arbitral tribunal awarded us advanced title to the remaining shares of EXINI and, as of that date, EXINI became a wholly-owned subsidiary with 100% of the voting shares owned by us. In connection with the acquisition of the remaining shares of EXINI, in December 2016, we paid $368 thousand to the minority interest shareholders for the original purchase price and estimated interest, of which a net amount of $21 thousand was returned in 2017.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results may differ from those estimates.

Foreign Currency Translation

Our international subsidiaries generally consider their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss (“AOCL”) in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three and nine months ended September 30, 2017 or 2016.

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1.5 million and $0.8 million as of September 30, 2017 and December 31, 2016, respectively. The following table summarizes our property and equipment (in thousands):

	September 30,	December 31,
	2017	2016
Machinery and equipment	$2,510	$1,493
Leasehold improvements	1,734	1,640
Computer equipment	709	695
Furniture and fixtures	879	877
Construction in progress	-	893
Property and equipment, gross	5,832	5,598
Less - accumulated depreciation	(1,480)	(838)
Property and equipment, net	$4,352	$4,760

Note 2. New Accounting Pronouncements

Recently Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”). The standard simplifies several aspects of accounting for stock-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard on January 1, 2017. For the nine months ended September 30, 2017, we recognized all excess tax benefits and tax deficiencies associated with exercise of stock options as income tax expense or benefit as a discrete event. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. This ASU provides that an entity should recognize revenue to depict transfers of promised goods or services to customers in amounts reflecting the consideration to which the entity expects to be entitled in the transaction by: (1) identifying the contract; (2) identifying the contract’s performance obligations; (3) determining the transaction price; (4) allocating the transaction price to the performance obligations; and (5) recognizing revenue when or as the entity satisfies the performance obligations. The guidance permits companies to apply the requirements either retrospectively to all prior periods presented or in the year of adoption through a cumulative adjustment by applying a modified retrospective transition method. ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the process of identifying performance obligations. We have evaluated our significant revenue contracts and reviewed our current accounting policies and practices. We have identified four primary revenue streams from contracts with customers as part of our assessment: 1) royalties, 2) licensing arrangements, 3) software licensing arrangements, and 4) product sales. While we are still in the process of evaluating the full impact, we have identified certain immaterial historical revenue transactions relating to our software licensing arrangements for which the timing of recognition would have been different under this update. The actual amount of the cumulative adjustment will depend on the timing of revenue recognition of similar transactions at the end of 2017. While we cannot determine the amount based on information currently available, we do not expect it to have a material impact on our consolidated financial statements. We are in the process of updating our revenue accounting policy and implementing changes to our business processes and controls in response to the new update. We will adopt this new revenue recognition standard on January 1, 2018, using the modified retrospective method.

Note 3. Net (Loss) Income Per Share

Our basic net (loss) income per share attributable to Progenics amounts have been computed by dividing net (loss) income attributable to Progenics by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2017, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2016, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect of stock options (determined using the treasury stock method).

The calculations of net (loss) income per share, basic and diluted, are as follows (amounts in thousands, except per share data):

	Net (Loss)
	Income	Weighted-Average
	Attributable	Shares
	to Progenics	Outstanding	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended September 30, 2017
Basic and diluted	$(15,352)	70,270	$(0.22)
Nine months ended September 30, 2017
Basic and diluted	$(48,348)	70,233	$(0.69)
Three months ended September 30, 2016
Basic	$36,303	70,013	$0.52
Dilutive effect of stock options	-	284
Diluted	$36,303	70,297	$0.52
Nine months ended September 30, 2016
Basic	$18,010	69,970	$0.26
Dilutive effect of stock options	-	36
Diluted	$18,010	70,006	$0.26

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net (loss) income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock options	3,061	3,332	1,989	5,127
Contingent consideration liability	2,378	3,342	2,378	3,946
Total securities excluded	5,439	6,674	4,367	9,073

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

We believe the carrying amounts of our cash equivalents, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of September 30, 2017 and December 31, 2016.

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

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at September 30, 2017
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	Balance at September 30,2017

Assets:
Money market funds	$94,589	$94,589	$-	$-
Total assets	$94,589	$94,589	$-	$-

Liabilities:
Contingent consideration liability	$17,500	$-	$-	$17,500
Total liabilities	$17,500	$-	$-	$17,500

		Fair Value Measurements at December 31, 2016
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	Balance at December 31, 2016

Assets:
Money market funds	$137,340	$137,340	$-	$-
Total assets	$137,340	$137,340	$-	$-

Liabilities:
Contingent consideration liability	$14,200	$-	$-	$14,200
Total liabilities	$14,200	$-	$-	$14,200

The contingent consideration liability of $17.5 million as of September 30, 2017 represents the estimated fair value of the future potential milestone payments to former MIP stockholders (shown in the tables below).

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

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at September 30, 2017 and December 31, 2016 (in thousands). The increase in the contingent consideration liability of $3.3 million during the nine months ended September 30, 2017 was primarily attributable to the higher probability of success of AZEDRA used to calculate the potential milestone payments to former Molecular Insight Pharmaceuticals, Inc. stockholders and a reduction in the discount period.

	Fair Value at
	September 30,
	2017	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$5,400	Probability adjusted discounted	Probability of success		72%
		cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	5,000	Probability adjusted discounted	Probability of success		59%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2024
			Discount rate		10%
Net sales targets	6,700	Monte-Carlo simulation	Probability of success	16%	-	72%
			Discount rate		10%
Total	$17,500

	Fair Value at
	December 31,
	2016	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$3,800	Probability adjusted discounted	Probability of success		54%
		cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,700	Probability adjusted discounted	Probability of success		59%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2024
			Discount rate		10%
Net sales targets	5,300	Monte-Carlo simulation	Probability of success	16%	-	59%
			Discount rate		10%
Total	$14,200

For those financial instruments with significant Level 3 inputs, the following tables summarize the activities for the periods indicated:

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$16,800	$19,600	$14,200	$18,800
Fair value change included in net (loss) income	700	600	3,300	1,400
Balance at end of period	$17,500	$20,200	$17,500	$20,200

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$700	$600	$3,300	$1,400

Note 5. Accounts Receivable

Our accounts receivable represent amounts due to us from collaborators, royalties, and sales of research reagents, and consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Royalties	$2,562	$2,407
Collaborators	10	2,000
Other	47	457
Accounts receivable, net	$2,619	$4,864

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders’ equity). No goodwill impairment has been recognized as of September 30, 2017 or 2016.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2017	$13,074	$28,700	$1,881
Amortization expense	-	-	(159)
Balance at September 30, 2017	$13,074	$28,700	$1,722

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2016	$13,074	$28,700	$2,093
Amortization expense	-	-	(159)
Balance at September 30, 2016	$13,074	$28,700	$1,934

Note 7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Accrued clinical trial costs	$4,600	$4,885
Accrued payroll and related costs	1,792	1,957
Accrued consulting and service fee expenses	1,314	1,026
Accrued legal and professional fees	788	1,123
Accrued contract manufacturing costs	665	2,048
Loss contingency for litigation	-	4,000
Other	945	751
Accrued expenses	$10,104	$15,790

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

In each of the matters described in this filing or in Note 8. Commitments and Contingencies to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016, plaintiffs seek an award of a not-yet-quantified amount of damages or an amount that is not material. In addition, a number of the matters pending against us are at very early stages of the legal process (which in complex proceedings of the sort faced by us often extend for several years). As a result, none of the matters described in this filing, except for the former employee litigation, have progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to estimate a range of possible loss, if any, or such amounts are not material. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

Former Employee Litigation

On January 4, 2017, we and a former employee entered into a settlement agreement and exchanged mutual releases under a federal action brought in 2010 by the former employee, where such former employee had complained that we had violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating him. As a settlement of all claims under this litigation, we paid an aggregate sum of $4.0 million to the former employee and his attorneys during the nine months ended September 30, 2017.

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

On October 24, 2016, we, Valeant, and Wyeth LLC received a notification of a Paragraph IV certification with respect to certain patents for RELISTOR Tablets. The certification accompanied the filing by Actavis LLC of an ANDA challenging such patents for RELISTOR Tablets and seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of these patents expire.

On July 14, 2017, we, Valeant, and Wyeth LLC received a notification of a Paragraph IV certification with respect to certain patents for RELISTOR subcutaneous injection. The certification accompanied the filing by Par Sterile Products, LLC of an ANDA challenging such patents for RELISTOR subcutaneous injection.

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

In connection with the Royalty-Backed Loan, we paid HCRP a lender fee of $0.5 million and incurred additional debt issuance costs totaling $0.9 million, which includes expenses that we paid on behalf of HCRP and expenses incurred directly by us. Debt issuance costs and the lender fee have been netted against the debt as of September 30, 2017, and are being amortized over the estimated term of the debt using the effective interest method. The assumptions used in determining the expected repayment term of the debt and amortization period of the issuance costs were based on estimates derived from third-party forecasts. Changes to the assumptions could impact the short- and long-term classification of the debt, as well as the period over which the issuance costs will be amortized.

The following tables summarize the components of the Royalty-Backed Loan in our condensed consolidated financial statements for the periods presented (in thousands):

	September 30,	December 31,
Condensed Consolidated Balance Sheets	2017	2016
Outstanding principal balance	$2,083	$-
Unamortized debt discount	(244)	-
Current portion of debt, net	$1,839	$-

Outstanding principal balance, long-term portion	$48,669	$50,765
Unamortized debt discount, long-term portion	(883)	(1,312)
Long-term debt, net	$47,786	$49,453

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Consolidated Statements of Operations	2017	2016	2017	2016
Interest expense	$1,205	$-	$3,603	$-
Non-cash interest expense	62	-	172	-
Total interest expense included in interest (expense) income, net	$1,267	$-	$3,775	$-

As of September 30, 2017, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

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

Accumulated Other Comprehensive Loss

The following table summarizes the components of AOCL at September 30, 2017 (in thousands):

	Foreign
	Currency
	Translation	AOCL
Balance at January 1, 2017	$(85)	$(85)
Foreign currency translation adjustment	51	51
Balance at September 30, 2017	$(34)	$(34)

We did not have any reclassifications out of AOCL to losses during the nine months ended September 30, 2017 or 2016.

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

Stock Options

The following table summarizes stock options activity for the nine months ended September 30, 2017 (in thousands, except per share data or as otherwise noted):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2017	4,887	$7.57	5.81
Granted	1,134	$10.57
Exercised	(80)	$5.89
Cancelled	(151)	$8.94
Expired	(288)	$22.48
Outstanding at September 30, 2017	5,502	$7.40	6.16
Exercisable at September 30, 2017	3,757	$6.94	4.91
Vested and expected to vest at September 30, 2017	5,166	$7.30	5.97

The weighted-average fair value of options granted during the three and nine months ended September 30, 2017 was $4.04 and $7.11 per share, respectively and during the three and nine months ended September 30, 2016 was $3.68 and $3.13 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $6.8 million for stock options outstanding, $5.2 million for stock options exercisable, and $6.6 million for stock options vested and expected to vest as of September 30, 2017. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2017 was approximately $2 thousand and $233 thousand, respectively, and during the three and nine months ended September 30, 2016 was approximately $118 thousand and $119 thousand, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk-free interest rate	1.82%	1.17%	2.17%	1.53%
Expected life (in years)	5.19	5.20	6.76	6.77
Expected volatility	74%	77%	72%	74%
Expected dividend yield	--	--	--	--

Stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Research and development expenses	$380	$186	$941	$635
General and administrative expenses	555	236	2,183	1,323
Total stock-based compensation expense	$935	$422	$3,124	$1,958

At September 30, 2017, unrecognized stock-based compensation expense related to stock options was approximately $5.9 million and is expected to be recognized over a weighted-average period of approximately 2.37 years.

Note 12. Subsequent Event

On October 31, 2017, we submitted a New Drug Application (“NDA”) for AZEDRA to the FDA. We are developing AZEDRA as a treatment for patients with malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma, which are rare neuroendocrine tumors. AZEDRA has received Breakthrough Therapy, Orphan Drug, and Fast Track designations from the FDA. There are currently no approved therapeutics in the U.S. for the treatment of malignant, recurrent and/or unresectable pheochromocytoma or paraganglioma.

There can be no assurance that the NDA will be approved. See Part II, Item 1A. Risk Factors below for important information regarding risks that could result in delay or denial of the NDA.

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

Overview

Business

We develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: (1) therapeutic agents designed to precisely target cancer (AZEDRA and 1095), (2) PSMA-targeted imaging agents for prostate cancer (1404 and PyLTM), and (3) imaging analysis tools. Our first commercial product, RELISTOR (methylnaltrexone bromide) for opioid-induced constipation, is partnered with Salix Pharmaceuticals, Inc. (a wholly owned subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”)).

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

Pipeline

Our goal is to become a preeminent, patient-centric oncology company and we intend to make a difference in how patients with prostate cancer, pheochromocytoma, and paraganglioma are diagnosed and treated. Our pipeline includes the following products and product candidates:

Product / Candidate	Description	Status
Ultra-Orphan Theranostic
AZEDRA	Treatment of malignant and/or recurrent and/or unresectable pheochromocytoma and paraganglioma

Phase 2b registrational study achieved primary endpoint under a Special Protocol Assessment agreement with the U.S. Food and Drug Administration ("FDA"); New Drug Application ("NDA") submitted; an Expanded Access Program in progress

Prostate Cancer Theranostics
1404	Technetium-99m labeled PSMA targeted SPECT/CT imaging agent for prostate cancer	Phase 3 trial in progress
PyL	Fluorinated PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 2/3 trial in progress
1095	Iodine-131 labeled PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 1 trial in progress
PSMA TTC (Targeted Thorium Conjugate) (antibody licensed to Bayer)	Thorium-227 labeled PSMA-targeted antibody therapeutic for treatment of metastatic prostate cancer	Preclinical development in progress
Prostate cancer bone scan indexing products	Software that quantifies the hotspots on bone scans and automatically calculates the bone scan index value	Automated BSI is currently sold in Europe and Japan; a web-based version is available without charge to researchers in the U.S.
Opioid-Induced Constipation ("OIC") Treatment
RELISTOR-Subcutaneous injection (licensed to Valeant)	Treatment of OIC in adults with chronic non-cancer pain and treatment of OIC in advanced-illness adult patients receiving palliative care when laxative therapy has not been sufficient	Sold in the U.S., European Union, and Canada
RELISTOR-Oral Tablets (licensed to Valeant)	Treatment of OIC in adults with chronic non-cancer pain	Approved by the FDA on July 19, 2016; U.S. commercialization commenced in third quarter of 2016

We continue to consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development, clinical, and commercialization programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

Valeant Agreement

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

Bayer Agreement

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

Subsequent Event

On October 31, 2017, we submitted an NDA for AZEDRA to the FDA. We are developing AZEDRA as a treatment for patients with malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma, which are rare neuroendocrine tumors. AZEDRA has received Breakthrough Therapy, Orphan Drug, and Fast Track designations from the FDA. There are currently no approved therapeutics in the U.S. for the treatment of malignant, recurrent and/or unresectable pheochromocytoma or paraganglioma.

There can be no assurance that the NDA will be approved. See Part II, Item 1A. Risk Factors below for important information regarding risks that could result in delay or denial of the NDA.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Change		2017	2016	Change
Total revenue	$2,697	$53,850	(95%	)	$7,809	$64,777	(88%	)
Operating expenses	$17,002	$17,647	4%		$52,927	$47,001	(13%	)
Operating (loss) income	$(14,305)	$36,203	(140%	)	$(45,118)	$17,776	(354%	)
Net (loss) income	$(15,352)	$36,282	(142%	)	$(48,348)	$17,952	(369%	)
Net (loss) income attributable to Progenics	$(15,352)	$36,303	(142%	)	$(48,348)	$18,010	(368%	)

Revenue

Our sources of revenue include license and other agreements with Valeant and other collaborators and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Source	2017	2016	Change		2017	2016	Change
Royalty income	$2,562	$3,319	(23%	)	$7,282	$7,888	(8%	)
License revenue	129	50,523	(100%	)	491	56,839	(99%	)
Other revenue	6	8	(25%	)	36	50	(28%	)
Total revenue	$2,697	$53,850	(95%	)	$7,809	$64,777	(88%	)

Royalty income. We recognized royalty income based on the below net sales of RELISTOR as reported to us by Valeant (in thousands).

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Change		2017	2016	Change
U.S.	$16,900	$21,500	(21%	)	$46,700	$51,600	(9%	)
Outside U.S.	200	600	(67%	)	1,800	3,000	(40%	)
Worldwide net sales of RELISTOR	$17,100	$22,100	(23%	)	$48,500	$54,600	(11%	)

Royalty income decreased by $0.8 million, or 23%, during the three months ended September 30, 2017, compared to the same period in 2016. Royalty income decreased by $0.6 million, or 8%, during the nine months ended September 30, 2017, compared to the same period in 2016. The prior year periods reflected a non-recurring favorable sales return adjustment included in Valeant’s reported net sales of RELISTOR.

License revenue. We recognized milestone revenue of $50.0 million under the Valeant license agreement during the three and nine months ended September 30, 2016 and upfront and milestone revenue of $5.0 million under the Bayer license agreement during the nine months ended September 30, 2016. We did not recognize any upfront or milestone revenue under our existing license agreements during the current year periods.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Operating Expenses	2017	2016	Change		2017	2016	Change
Research and development	$10,344	$9,827	(5%	)	$31,641	$26,964	(17%	)
General and administrative	5,958	7,220	17%		17,986	18,637	3%
Change in contingent consideration liability	700	600	(17%	)	3,300	1,400	(136%	)
Total operating expenses	$17,002	$17,647	4%		$52,927	$47,001	(13%	)

Research and Development (“R&D”)

R&D expenses increased by $0.5 million, or 5%, during the three months ended September 30, 2017, compared to the same period in 2016. The increase was primarily attributable to higher clinical trial costs for PyL, partially offset by lower manufacturing scale-up costs for 1095.

R&D expenses increased by $4.7 million, or 17%, during the nine months ended September 30, 2017, compared to the same period in 2016. The increase was primarily attributable to higher clinical trial costs for PyL.

General and Administrative (“G&A”)

G&A expenses decreased by $1.3 million, or 17%, during the three months ended September 30, 2017, compared to the same period in 2016. The prior year period included an accrual for litigation with a former employee. Partially offsetting this decrease were higher costs associated with building our commercial capabilities in preparation of the potential AZEDRA launch.

G&A expenses decreased by $0.7 million, or 3%, during the nine months ended September 30, 2017, compared to the same period in 2016. The decrease was primarily attributable to lower depreciation expense resulting from prior year acceleration of depreciation due to reduction of the remaining useful lived of our leasehold improvement at our former Tarrytown, NY location. In addition, the prior year period included an accrual for litigation with a former employee. Partially offsetting these decreases were higher costs associated with building our commercial capabilities in preparation of the potential AZEDRA launch and higher stock-based compensation expense.

Change in Contingent Consideration Liability

We assessed the estimated probability of success of AZEDRA to be higher at March 31, 2017, due to the achievement of the primary endpoint in our registrational Phase 2b trial of AZEDRA under a Special Protocol Assessment agreement with the FDA. Since then, our quarterly assessment did not result in any additional changes to the estimated probabilities. The change in contingent consideration liability increased by $0.1 million, or 17%, during the three months ended September 30, 2017, compared to the same period in 2016. The increase was primarily attributable to a decrease in the discount period used to calculate the present value of the contingent consideration liability.

The change in contingent consideration liability increased by $1.9 million, or 136%, during the nine months ended September 30, 2017, compared to the same period in 2016. The increase was primarily attributable to the higher estimated probability of success of AZEDRA used to calculate the potential milestone payments to former Molecular Insight Pharmaceuticals, Inc. stockholders.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2017	2016	Change		2017	2016	Change
Interest (expense) income, net	$(1,047)	$79	(1425%	)	$(3,230)	$176	(1935%	)
Other (expense) income, net	$(1,047)	$79	(1425%	)	$(3,230)	$176	(1935%	)

Other expense, net increased by $1.1 million, or 1,425%, and $3.4 million, or 1,935%, during the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increase was primarily attributable to interest expense for the RELISTOR royalty-backed loan, which was executed in November 2016.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents	$98,279	$138,909
Accounts receivable, net	$2,619	$4,864
Total assets	$152,882	$198,986
Working capital	$89,501	$131,744

We had, prior to our RELISTOR royalty-backed loan, funded operations principally through payments received from private placements of equity securities, public offerings of our common stock, up-front payments, development milestones, and royalties from license agreements, and proceeds from the exercise of stock options.

At September 30, 2017, we held $98.3 million in cash and cash equivalents, a decrease of $40.6 million from $138.9 million at December 31, 2016. We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, and other liquidity requirements associated with our existing operations over the next twelve (12) months.

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

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(40,988)	$27,257
Net cash used in investing activities	$(226)	$(2,920)
Net cash provided by financing activities	$491	$510

Operating Activities

 Net cash used in operating activities during the nine months ended September 30, 2017 was primarily attributable to operating expenses, net of non-cash items.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2017 was primarily related to capital expenditures, partially offset by proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2017 was primarily related to proceeds from the exercise of stock options.

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

There have been no changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2017 as noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have interest rates that were variable and totaled $94.6 million at September 30, 2017. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our condensed consolidated results of operations, and during the three and nine months ended September 30, 2017 and 2016, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Item 1A. Risk Factors

There have been no material changes from the information discussed in Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, except as provided below. You should carefully consider the risks and uncertainties we discussed in our Form 10-Q and below before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

Approval of our NDA filing for AZEDRA may be delayed, conditioned or denied by the FDA, including for failure of the AZEDRA manufacturer to pass a pre-approval inspection by the FDA.

Approval of a product candidate as safe and effective for use in humans is never certain. There remains significant uncertainty that AZEDRA will eventually receive regulatory approval. Additional testing results or adverse market conditions may cause us to withdraw the NDA. In addition, data obtained from clinical trials are susceptible to varying interpretations, and the FDA may not agree with our interpretation of our AZEDRA clinical trial results. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Additionally, the commercial drug product manufacturing facility for AZEDRA must complete a pre-approval inspection prior to FDA approval. In August 2017, we were notified by our third-party vendor that the facility required more time to prepare for the pre-approval inspection. There can be no assurance that the manufacturing facility will pass the pre-approval inspection. Failure to pass the inspection could significantly delay or otherwise adversely affect FDA approval. Any approval of our NDA filing for AZEDRA will also be subject to further requirements, including additional site inspections, that are part of the FDA’s approval process.

Further, the FDA may not meet, or may extend, the Prescription Drug User Fee Act date with respect to our AZEDRA NDA, which may delay the start of any AZEDRA commercialization effort. Further, if we are unable to address any recommendations or requirements of the FDA under any clinical hold it may impose, we could be delayed or prevented from seeking commercialization of AZEDRA.

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

PROGENICS PHARMACEUTICALS, INC.
Date: November 2, 2017	By:	/s/ Patrick Fabbio
Patrick Fabbio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)