Form 10-K
period 2017-12-31
PROGENICS PHARMACEUTICALS INC
filed 2018-03-08
CIK 835887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Act:

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant on June 30, 2017, based upon the closing price of the Common Stock on The NASDAQ Stock Market LLC on that date of $6.79 per share, was $204,694,687 (1).

(1)

Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent stockholders of the registrant, without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws.

As of March 5, 2018, a total of 72,661,983 shares of Common Stock, par value $.0013 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s definitive proxy statement to be filed in connection with solicitation of proxies for its 2018 Annual Meeting of Shareholders are hereby incorporated by reference into Part III of this Form 10-K where such portions are referenced.

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

Risks and uncertainties to which we are subject also include general economic conditions, including interest and currency exchange-rate fluctuations and the availability of capital; changes in generally accepted accounting principles; the impact of legislation and regulatory compliance; the highly regulated nature of our business, including government cost-containment initiatives and restrictions on third-party payments for our products; trade buying patterns; the competitive climate of our industry; and other factors set forth in this document and other reports filed with the U.S. Securities and Exchange Commission (“SEC”). In particular, we cannot assure you that RELISTOR will be commercially successful or be approved in the future in other formulations, indications or jurisdictions, that any of our other programs, including AZEDRA®, will result in a commercial product.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers, including Progenics, which file electronically with the SEC. You may obtain documents that we file with the SEC at www.sec.gov, and read and copy them at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. You may obtain information on operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We also make available free of charge our annual, quarterly and current reports and proxy materials on www.progenics.com.

Additional information concerning Progenics and its business may be available in press releases or other public announcements and quarterly and current reports and documents filed with the SEC. Information on or accessed through our website is not included in Progenics’ SEC filings.

In this document, RELISTOR®, a registered trademark, refers to methylnaltrexone – the active ingredient of RELISTOR – as it has been and is being developed and commercialized by or in collaboration with Salix Pharmaceuticals, Inc., a subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”), under a license agreement (the “RELISTOR License Agreement”). RELISTOR has received regulatory marketing approval for specific indications, and references to RELISTOR do not imply that any other form or possible use of the drug has received approval. RELISTOR’s approved U.S. label and full U.S. prescribing information is available at www.RELISTOR.com. Other approved labels for RELISTOR apply in ex-U.S. markets. AZEDRA® (iobenguane I 131) is a registered trademark.

Item 1.      Business

Overview

Progenics Pharmaceuticals, Inc. and its subsidiaries (collectively the “Company,” “Progenics”, “we”, or “us”) develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: (1) therapeutic agents designed to precisely target cancer (AZEDRA, 1095, and PSMA TTC); (2) prostate-specific membrane antigen (“PSMA”) targeted imaging agents for prostate cancer (1404 and PyLTM); and (3) imaging analysis technology. Our first commercial product, RELISTOR (methylnaltrexone bromide) for opioid-induced constipation, is partnered with Valeant. Progenics Pharmaceuticals, Inc. was incorporated in the State of Delaware in 1986.

Pipeline

Our goal is to become a preeminent, patient-centric oncology company and we intend to make a difference in how patients with prostate cancer, pheochromocytoma and paraganglioma are diagnosed and treated. Our pipeline includes the following products and product candidates:

Product / Candidate	Description	Status
Ultra-Orphan Theranostic
AZEDRA	Treatment of malignant and/or recurrent and/or unresectable pheochromocytoma and paraganglioma	New Drug Application ("NDA") submitted and accepted by the U.S. Food and Drug Administration ("FDA"); target action date of April 30, 2018 under the Prescription Drug User Fee Act ("PDUFA")
Expanded Access Program in progress

Prostate Cancer Theranostics
1404	Technetium-99m labeled PSMA targeted SPECT/CT imaging agent for prostate cancer	Completed enrollment in Phase 3 trial
PyL	Fluorinated PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 2/3 trial in progress
1095	Iodine-131 labeled PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 1 trial in progress
PSMA TTC (Targeted Thorium Conjugate) [antibody licensed to Bayer]	Thorium-227 labeled PSMA-targeted antibody therapeutic for treatment of metastatic prostate cancer	Preclinical development in progress
automated bone scan index ("aBSI") [licensed to Fuji]	Software that quantifies the hotspots on bone scans and automatically calculates the bone scan index value	Sold in Japan

Opioid-Induced Constipation ("OIC") Treatment
RELISTOR Subcutaneous Injection [licensed to Valeant]	Treatment of OIC in adults with chronic non-cancer pain and treatment of OIC in advanced-illness adult patients receiving palliative care when laxative therapy has not been sufficient	Sold in the U.S., European Union, and Canada
RELISTOR Tablets [licensed to Valeant]	Treatment of OIC in adults with chronic non-cancer pain	Sold in the U.S. (commercialization commenced in third quarter of 2016)

Our principal clinical-stage product candidates are:

●

AZEDRA is a radiotherapeutic product candidate in development as a treatment for malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma, rare tumors found in the adrenal glands and outside of the adrenal glands, respectively. AZEDRA has been granted Breakthrough Therapy and Orphan Drug designations, as well as Fast Track status in the U.S. Under a Special Protocol Assessment (“SPA”) agreement with the FDA, we completed a Phase 2 registrational trial in patients with malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma. The FDA granted Priority Review of our NDA and has set an action date of April 30, 2018 under the Prescription Drug User Fee Act (“PDUFA”). There are currently no FDA-approved therapies for the treatment of these ultra-rare diseases.

●

1404 is a technetium-99m labeled small molecule which binds to PSMA and is used as an imaging agent to diagnose and detect localized prostate cancer as well as soft tissue and bone metastases. In December 2017, we completed enrollment in a Phase 3 trial assessing the diagnostic accuracy of 1404 imaging in men with newly-diagnosed or low-grade prostate cancer, whose biopsy indicates a histopathologic Gleason grade of ≤3+4 severity and/or are candidates for active surveillance. The study was designed to evaluate the (i) specificity of 1404 imaging to identify patients without clinically significant prostate cancer and (ii) sensitivity of 1404 to identify patients with clinically significant disease. The Phase 3 study enrolled approximately 450 patients in the U.S. and Canada. We are developing, based on data from our 1404 clinical trials, PSMA computer-assisted diagnostic tools (“PSMA CADx”) that will automate reading of PSMA-targeted SPECT images based on deep learning.

●

PyL (also known as [18F]DCFPyL) is a fluorinated PSMA-targeted Positron Emission Topography (“PET”) imaging agent that enables visualization of both bone and soft tissue metastases to determine the presence or absence of recurrent and/or metastatic prostate cancer. A Phase 2/3 trial is ongoing to assess the diagnostic performance of PyL PET/CT imaging to detect prostate cancer in patients with recurrent and/or metastatic disease. In 2016, we launched PyL Research Access ProgramTM making limited doses of PyL available to researchers.

●

1095 is a PSMA-targeted Iodine-131 labeled small molecule that is designed to deliver a dose of beta radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. In collaboration with Memorial Sloan-Kettering Cancer Center, a Phase 1 trial is ongoing to assess the safety, tolerability, and preliminary efficacy of 1095, as well as define an optimal dose for a Phase 2 trial, in patients with metastatic castration-resistant prostate cancer (“mCRPC”) who have demonstrated tumor avidity to 1095.

●

PSMA TTC is a thorium-227 labeled PSMA-targeted antibody therapeutic. The PSMA TTC is designed to deliver a dose of alpha radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. We granted Bayer AS (“Bayer”) exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer’s alpha-emitting radionuclides.

●

aBSI quantifies the hotspots on bone scans of prostate cancer patients and automatically calculates the bone scan index value, representing the disease burden of prostate cancer shown on the bone scan. This quantifiable and reproducible calculation of the bone scan index value is intended to aid in the diagnosis and treatment of prostate cancer and may have utility in monitoring the course of the disease. aBSI is sold as a standalone software program to FUJIFILM RI Pharma Co., Ltd. (“Fuji”) in Japan.

●

RELISTOR is a treatment for OIC that addresses its underlying mechanism of OIC and decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR is approved in two forms a subcutaneous injection and an oral tablet (450 mg once daily). RELISTOR subcutaneous injection is being sold in the U.S., European Union (“E.U.”), and Canada, and RELISTOR tablets are being sold in the U.S. Under the RELISTOR License Agreement, Valeant is responsible for developing and commercializing RELISTOR.

RELISTOR net sales and related royalty income during the years 2015 – 2017 are set forth below. Our recognition of royalty income for financial reporting purposes is explained in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and our consolidated financial statements included elsewhere in this document.

	First	Second	Third	Fourth	Full
	Quarter	Quarter	Quarter	Quarter	Year
	(in thousands)
2017
Net sales	$14,100	$17,300	$17,100	$24,600	$73,100
Royalty income	2,119	2,601	2,562	3,683	10,965

2016
Net sales	$16,600	$15,900	$22,100	$16,000	$70,600
Royalty income	2,189	2,380	3,319	2,407	10,295

2015
Net sales	$900	$11,900	$8,000	$23,000	$43,800
Royalty income	140	1,773	1,208	3,452	6,573

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

Our practice is and has been to announce commencement and results of all our significant clinical trials in press releases, medical and scientific meetings, and other venues. The following is a summary of current clinical trial activities involving our principal product candidates.

AZEDRA. In 2006, a Phase 1 trial was commenced with AZEDRA in 11 patients with malignant, recurrent and/or unresectable pheochromocytoma and paraganglioma and malignant carcinoid tumors to assess the safety, radiation dosimetry, and distribution metabolism of a single imaging dose of this compound. Following completion of this study, two dose-finding studies were conducted to determine a maximum tolerated therapeutic dose, and to assess safety, dosimetry and preliminary efficacy of AZEDRA in 21 patients with malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma and 15 with high-risk neuroblastoma, respectively.

Subsequently, a Phase 2 trial of AZEDRA was commenced under an SPA agreement with the FDA regarding the design of this trial to evaluate the efficacy and safety of the administration of two therapeutic doses of the compound in patients with malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma. These data supported the filing of an NDA, which was accepted by the FDA on December 29, 2017, and granted Priority Review with an action date of April 30, 2018 under the PDUFA. The final results showed that 17 (25%) of the 68 evaluable patients experienced a 50% or greater reduction of all antihypertensive medication for at least 6 months, achieving the primary endpoint specified in the SPA. Favorable results were observed from a key secondary endpoint, the proportion of patients with overall tumor response as measured by Response Evaluation Criteria In Solid Tumors (RECIST) criteria. Of the patients who received at least one AZEDRA therapeutic dose 92.2% achieved partial response or stable disease. Median survival time as of March 10, 2017 was 36.7 months (95% CI 29.9 – 49.1) from first AZEDRA therapeutic dosing in the overall study population, and 48.73 months among patients who received two therapeutic doses, compared to 17.42 months among patients who received only one therapeutic dose. The Kaplan-Meier estimates of survival were 91.0%, 66.8%, and 51.5% at 1, 2, and 3 years, respectively, following initial therapeutic dosing. Long term follow-up continues.

Of the 74 patients who received any dose of AZEDRA, including an imaging dose, 43.2% of patients reported serious treatment-emergent adverse events (“SAEs”), the most frequently reported of which were hematologic (17.6%) treatment-related events. Other treatment-related SAEs reported by more than one subject included pulmonary embolism (2.7%) and myelodysplastic syndrome (“MDS”) (4.1%). There were two additional related malignancies, one case of acute myeloid leukemia (“AML”) (1.4%) and one case of acute lymphocytic leukemia (1.4%). There were two treatment related deaths during long term follow up, one due to MDS and the other due to AML.

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

Based on results from these studies, a multi-center, open-label Phase 3 trial was initiated in December 2015 to evaluate the (i) specificity of 1404 to detect clinically insignificant prostate cancer and (ii) sensitivity of 1404 to detect clinically significant disease in patients with newly-diagnosed or low-grade prostate cancer, whose biopsy indicates a histopathologic Gleason grade of ≤3+4 severity and/or were candidates for active surveillance (N=approximately 450 patients). In December 2017, we completed enrollment in the Phase 3 trial.

PyL. In July 2015, we and the Johns Hopkins University entered into an exclusive worldwide licensing agreement for PyL, pursuant to which we obtained exclusive, worldwide (excluding Australia and New Zealand) rights to develop and commercialize PyL in PET imaging applications. PyL is a clinical-stage fluorinated PSMA-targeted PET imaging agent for prostate cancer. PyL has shown potential for use in identifying metastatic prostate cancer.

In December 2016, we initiated a Phase 2/3 trial to assess the safety and efficacy of PyL in the detection of prostate cancer. In addition to our sponsored studies and clinical trial collaborations we anticipate that PyL’s potential activity will also be explored in investigator sponsored studies at various academic institutions.

1095. In February 2017, a Phase 1 clinical trial with 1095 began at Memorial Sloan-Kettering Cancer Center. This Phase 1 open-label, dose-escalation study plans to enroll approximately 30 patients with mCRPC who have demonstrated tumor avidity to 1095. The primary objectives of this study include determination of maximum tolerated dose, safety and tolerability, biodistribution, and efficacy.

EXINI Acquisition Update

In November 2015, we concluded a public tender offer (the “Offer”) conducted pursuant to Swedish law to acquire EXINI, which develops advanced imaging analysis tools. As of the end of the offer acceptance period on that date, the Offer had been accepted by shareholders representing a total of 17,794,850 shares, corresponding to 96.81% of the total shares in EXINI. In December 2015, we commenced a judicial process in Sweden for acquiring the remaining shares of EXINI and EXINI was delisted and ceased to be publicly traded effective as of the close of trading on December 4, 2015. On December 8, 2016, a Swedish arbitral tribunal awarded us advanced title to the remaining shares of EXINI and, as of that date, EXINI became a wholly-owned subsidiary with 100% of the voting shares owned by us. In connection with the acquisition of the remaining shares of EXINI, in December 2016, we paid $368 thousand to the minority interest shareholders for the original purchase price and estimated interest, of which a net amount of $15 thousand was returned in 2017.

Research and Development Expenses

Research and development is essential to our business. During each of the years ended December 31, 2017, 2016, and 2015, we incurred research and development costs of $42.5 million, $37.6 million, and $28.2 million, respectively. For additional information relating to our research and development expenses, see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Research and Development Expenses.

License and Other Agreements

Oncology

In January 2013, we acquired Molecular Insight by purchasing all of its outstanding capital stock for 4,452,593 shares of our common stock in a private transaction. Under the agreement, we also agreed to pay to the former stockholders potential milestones, in cash or our stock at our option, of up to $23.0 million contingent upon achieving specified commercialization events ($8.0 million for the first commercial sale of AZEDRA) and up to $70.0 million contingent upon achieving specified sales targets relating to the acquired company’s products. The timing of any such payments, if any, is highly uncertain. In addition to utilizing our own proprietary technology, we have a number of agreements with owners of intellectual property which we use or believe may be useful in the research, development and commercialization of product candidates, including:

•

A 2012 co-exclusive license agreement with the University of Zurich and the Paul Scherrer Institute for worldwide sublicensable rights to certain intellectual property related to production methodologies relevant to 1404. Under this agreement, we maintain related patent rights and are obligated to pay low single-digit royalties on products using the licensed technology, license maintenance fees creditable against royalties, an annual fee for an option to expand the license’s field of use, and clinical and regulatory milestone payments aggregating to approximately $1.3 million. The agreement may be terminated by the licensors upon certain material defaults by, and automatically terminates upon certain bankruptcy events relating to Molecular Insight, and may be terminated by us on prior written notice.

•

A 2012 out-license agreement with Fuji for the development and commercialization of 1404 in Japan. Under this agreement, we received upfront and milestone payments, of $3.0 million and $1.0 million, respectively, and we have the right to receive additional potential future milestone and royalty payments.

•

A 2000 exclusive license agreement with The University of Western Ontario for worldwide sublicensable rights to certain intellectual property related to production methodologies relevant to AZEDRA. Under this agreement, we maintain related patent rights and are obligated to pay low single-digit royalties on products using the licensed technology, minimum annual royalties creditable against royalties and clinical and regulatory milestone payments aggregating to approximately $0.3 million. The agreement, which either party may terminate upon certain bankruptcy events or material defaults, continues through the last to expire of the related patent rights.

In August 2015, we entered into an exclusive worldwide licensing agreement for PyL with Johns Hopkins University. PyL, when used in conjunction with high-resolution PET imaging, has shown potential for use in identifying prostate cancer and sites of distant metastasis. Progenics intends to focus the development of PyL with high resolution PET imaging to detect and localize recurrent disease in patients who have experienced a biochemical relapse. Under this agreement, we are obligated to pay milestone payments, low single-digit royalties, patent costs and minimum annual royalties which are creditable against royalties, aggregating to approximately $2.9 million.

In April 2016, we entered into an agreement with a Bayer subsidiary granting Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer’s alpha-emitting radionuclides. Under this agreement, we received an upfront payment of $4.0 million and two milestone payments totaling $3.0 million, and we have the right to receive up to an additional $46.0 million in potential future development milestones and up to $130.0 million in commercialization milestones as well as royalty payments.

RELISTOR

Under the RELISTOR License Agreement, Valeant is responsible for developing and commercializing RELISTOR worldwide, including completing clinical development necessary to support regulatory marketing approvals for potential new indications and formulations, and marketing and selling the product. Valeant is marketing RELISTOR directly through its specialty sales force in the U.S., and outside the U.S. directly through distribution and marketing partners. Under our Agreement with Valeant, we recognized a development milestone payment of $40.0 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, and a development milestone payment of $50.0 million for the U.S. marketing approval of an oral formulation of RELISTOR in July 2016. We are also eligible to receive up to $200.0 million of commercialization milestone payments upon achievement of specified U.S. sales targets, including:

Net Sales Level in any Single Calendar Year	Payment
In excess of $100 million	$10,000
In excess of $150 million	15,000
In excess of $200 million	20,000
In excess of $300 million	30,000
In excess of $750 million	50,000
In excess of $1 billion	75,000
$200,000

Each commercialization milestone payment is payable one time only, regardless of the number of times the condition is satisfied, and all six payments could be made within the same calendar year. We are also eligible to receive royalties from Valeant and its affiliates based on the following royalty scale: 15% on worldwide net sales up to $100.0 million, 17% on the next $400.0 million in worldwide net sales, and 19% on worldwide net sales over $500.0 million each calendar year, and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Valeant receives from sublicensees outside the U.S.

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

We have licensed to Valeant our exclusive rights to develop and commercialize methylnaltrexone, the active ingredient of RELISTOR, which we in-licensed from the University of Chicago (“UC”). Our agreement with UC provides for an exclusive license to intellectual property in exchange for development and potential commercialization obligations, low single-digit royalties on commercial sales of resulting products and single-digit percentages of milestone and sublicensing revenues, and shared patent policing responsibilities. Under the UC agreement, as amended in connection with our RELISTOR collaborations, all of our royalty payment obligations in the U.S. expired at the end of 2017 and will expire at the end of 2018 outside the U.S. on the approved indications.

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

The original patents surrounding the AZEDRA program were licensed from the University of Western Ontario (“UWO”). The patent family directed to processes for making polymer precursors, as well as processes for making the final product, expire in 2018 in the U.S. and Canada. Other licensed patent families from UWO relate to alternative approaches for preparing AZEDRA, which if implemented, would expire in 2024 worldwide. We have pending applications worldwide directed to manufacturing improvements and the resulting compositions which, if issued, would expire in 2035.

Owned and in-licensed patents relating to 1404 have expiration ranges of 2020 to 2029; we view as most significant the composition-of-matter patent on the compound, as well as technetium-99 labeled forms, which expire in 2029 worldwide. Patent applications directed to methods of use are pending worldwide, which if issued would expire in 2034.

The PyL patent family was licensed from Johns Hopkins University. Patent protection for the composition-of-matter patents on the compound, radiolabeled forms of the compound, as well as methods of use, expire in 2030 in the U.S. Corresponding patent family members are pending or issued worldwide, all expiring in 2029.

Company-owned patents relating to 1095 have expiration ranges of 2027 to 2031 in the U.S. We view as most significant the composition-of-matter patent on this compound, as well as radiolabeled forms, which expires in 2027 in the U.S., as well as Europe. Additional U.S. patents are directed to stable compositions and radiolabeling processes which expire in 2030 and 2031, respectively.

We own patents relating to automated detection of bone cancer metastases. The patents on this technology expire in 2028.

The intellectual property directed to PSMA antibody comprises co-owned and in-licensed patents. Composition-of-matter patents have expirations of 2022 and 2023 in the U.S. Corresponding foreign counterpart patents will expire 2022. We view all of these patents as significant.

With regard to our RELISTOR-related intellectual property, the composition-of-matter patent for the active ingredient of RELISTOR, methylnaltrexone, has expired. UC, as well as we and our collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Valeant has listed in the FDA Orange Book eight U.S. patents relating to subcutaneous RELISTOR, which have expiration dates ranging from 2017 to 2030, and eight U.S. patents relating to RELISTOR tablet, which have expiration dates ranging from 2017 to 2031. Four Canadian patents (expiring in 2024 and 2029) have been listed with Health Canada relating to subcutaneous RELISTOR.

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

An NDA is an application to the FDA to market a new drug. A Biologic License Application (“BLA”) is an application to market a biological product. The new drug or biological product may not be marketed in the U.S. until the FDA has approved the NDA or issued a biologic license. The NDA must contain, among other things, information on chemistry, manufacturing and controls; non-clinical pharmacology and toxicology; human pharmacokinetics and bioavailability; and clinical data. The BLA must contain, among other things, data derived from nonclinical laboratory and clinical studies which demonstrate that the product meets prescribed standards of safety, purity and potency, and a full description of manufacturing methods. Supplemental NDAs (“sNDAs”) are submitted to obtain regulatory approval for additional indications for a previously approved drug, and are reviewed by the FDA in a similar manner.

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

Orphan Drug, Fast Track, Breakthrough Therapy Designations, and Priority Review

Other FDA regulations and policies relating to drug approval have implications for certain of our current or future product candidates, particularly AZEDRA. Designation as an Orphan Drug is available under U.S., E.U., and other laws for drug candidates intended to treat rare diseases or conditions, and which if approved are granted a period of market exclusivity, subject to various conditions. Orphan Drug designation does not shorten or otherwise convey any advantage in the regulatory approval process. Under the Orphan Drug Act, the FDA may designate a product as an Orphan Drug if it is intended to treat a rare disease or condition, generally defined as a patient population of fewer than 200,000 in the U.S. AZEDRA is designated as an Orphan Drug.

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

As to our other product candidates, the manufacture of biopharmaceuticals and radiopharmaceuticals is relatively complex and requires significant capital expenditures. As part of our ongoing efforts to manage our development costs and timely execute on our development plans, we rely on third parties for clinical manufacturing. We have engaged third-party CMOs to manufacture API and finished drug products for clinical trial supplies of all of our product candidates, including AZEDRA, 1404, PyL, and 1095. We are in the final stages of establishing manufacturing capacity that we believe will be sufficient to deliver commercial supplies of AZEDRA. We have partnered with third-parties to produce clinical trial supplies of current clinical-stage product candidates, and may in the future undertake such efforts with respect to other assets and programs. As a result, we depend significantly on the availability of high quality CMO services. If we are unable to arrange for satisfactory CMO services, we would need to undertake such responsibilities on our own, resulting in our having to incur additional expenses and potentially delaying the development of our product candidates. See Risk Factors.

Commercial Organization

We plan to commercialize AZEDRA in the U.S. ourselves, if regulatory approval is obtained, and to seek strategic partnerships to commercialize AZEDRA in other countries. We are building a small commercial organization for our U.S. efforts in preparation of the potential AZEDRA launch.

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

RELISTOR was the first FDA-approved product for any indication involving OIC. We are, however, aware of other approved and marketed products, as well as candidates in pre-clinical or clinical development, that target the side effects of opioid pain therapy. Our principal competitors in the field of OIC include Nektar Therapeutics, in collaboration with AstraZeneca PLC; Cubist Pharmaceuticals, a subsidiary of Merck & Co., Inc.; Mallinckrodt plc, in collaboration with Takeda Pharmaceutical Company Limited; Shionogi & Co., in collaboration with Purdue Pharma L.P.; and Mundipharma International Limited. Other prescription, as well as over-the-counter, laxatives are also used as first line for OIC.

As to our oncology pipeline, radiation and surgery are two traditional forms of treatment for prostate cancer. If the disease spreads, hormone (androgen) suppression therapy is often used to slow the cancer’s progression, but this form of treatment can eventually become ineffective. We are aware of several competitors who are developing or have received approval for treatments for castration-resistant prostate cancer. Our principal competitors in the field of mCRPC include Johnson & Johnson subsidiary Janssen Biotech, Inc.; Pfizer, Inc. in collaboration with Astellas Pharma US, Inc.; and Bayer HealthCare Pharmaceuticals Inc. Our principal competitors in the field of PSMA-targeted imaging agents include Aytu Bioscience Inc., Blue Earth Diagnostic, Inc. and Novartis AG.

There are currently no approved anticancer treatments in the U.S. for malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma.

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

Human Resources

At December 31, 2017, we had 64 full-time employees, 12 of whom hold Ph.D./PharmD degrees and 3 of whom hold M.D. degrees. At that date, 43 employees were engaged in research and development, medical, regulatory affairs, and manufacturing related activities and 21 were engaged in finance, legal, administration, commercial, and business development. We consider our relations with our employees to be good. None of our employees is covered by a collective bargaining agreement.

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

Our business and operations entail a variety of serious risks and uncertainties and are inherently risky. The development programs on which we focus involve novel approaches to human therapeutics and diagnostics. Our product candidates are in clinical development, and in some respects, involve technologies with which we have limited prior experience. We are subject to the risks of failure inherent in the development and commercialization of product candidates based on new technologies. There is little precedent for the successful commercialization of products based on our technologies, and there are a number of technological challenges that we must overcome to complete most of our development efforts. We may not be able to successfully further develop any of our product candidates. We must successfully complete clinical trials and obtain regulatory approvals for potential commercial products. Once approved, if at all, commercial product sales are subject to general and industry-specific local and international economic, regulatory, technological and policy developments and trends. Delays, higher costs or other weaknesses in the manufacturing process of our CMOs could hinder the development and commercialization of our product pipeline. The oncology space in which we operate presents numerous significant risks and uncertainties that may be expected to increase to the extent it becomes more competitive or less favored in the commercial healthcare marketplace.

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

In July 2017, we received notification of a Paragraph IV certification from Par Sterile Products, LLC with respect to Orange Book listed patents for RELISTOR subcutaneous injection. Valeant timely filed suit for patent infringement against Par.

In litigation relating to RELISTOR subcutaneous injection, a Motion And Brief For Partial Summary Judgment on the validity of U.S. Patent 8,552,025 was filed February 16, 2018 with the United States District Court of New Jersey. (See Item 3. Legal Proceedings for additional information relating to the parties and substance of this litigation).

In addition to the above described ANDA notifications, in October 2015, we also received notices of opposition to three European patents (EP 1615646, EP 2368554 and EP 2368553) relating to pharmaceutical compositions of methylnaltrexone. The oppositions were filed separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Decisions of revocation of the patents by the EU Opposition Division are under appeal.

Although we and Valeant are cooperating to defend against both the ANDA challenges and the European oppositions, and intend to continue vigorously enforcing RELISTOR intellectual property rights, such litigation is inherently subject to significant risks and uncertainties, and there can be no assurance that the outcome of these litigations will be favorable to Progenics or Valeant. An unfavorable outcome in these cases could result in the rapid genericization of RELISTOR products, or could result in the shortening of available patent life. Any such outcome could have a material impact on our financial performance and stock price.

Pursuant to the RELISTOR license agreement between us and Valeant, Valeant has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement. At the same time, we may incur substantial further costs in supporting the effort to uphold the validity of patents or to prevent infringement.

The composition-of-matter patent for the active ingredient of RELISTOR, methylnaltrexone, was invented in the 1970’s and has expired. The University of Chicago, as well as we and our collaborators, have extended the methylnaltrexone patent estate with additional patents and pending patent applications covering various inventions relating to the product. Valeant has listed in the FDA Orange Book eight U.S. patents relating to subcutaneous RELISTOR, which have expiration dates ranging from 2017 to 2030. Eight Orange Book listed U.S. patents relating to RELISTOR tablets, have expiration dates ranging from 2017 to 2031. Four Canadian patents (expiring 2024 and 2029) have been listed with Health Canada relating to subcutaneous RELISTOR.

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

In certain foreign jurisdictions, it cannot be marketed until pricing and reimbursement for the product is also approved.

We will be subject to ongoing FDA obligations and continuous regulatory review, and might be required to undertake post-marketing trials to verify the product’s efficacy or safety or other regulatory obligations.

Our NDA filing for AZEDRA has been accepted, but approval may be delayed, conditioned, or denied by the FDA.

Approval of a product candidate as safe and effective for use in humans is never certain. There remains significant uncertainty that AZEDRA will eventually receive regulatory approval. Additional testing results or adverse market conditions may cause us to withdraw the NDA in a timely manner. In addition, data obtained from clinical trials are susceptible to varying interpretations, and the FDA may not agree with our interpretation of our AZEDRA clinical trial results. The FDA has substantial discretion in the approval process and may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. Further, the FDA may not meet, or may extend, the PDUFA date with respect to our AZEDRA NDA, which may delay the start of any AZEDRA commercialization effort.

Any AZEDRA commercialization program would expose us to significant risk.

It is very difficult to estimate the commercial potential of product candidates, due to factors such as safety and efficacy compared to other available treatments (including potential generic drug alternatives with similar efficacy profiles), changing standards of care, third party payer reimbursement, patient and physician preferences and the availability of competitive alternatives that may emerge either during the approval process or after commercial introduction. Frequently, products that have shown promising results in clinical trials suffer significant setbacks even after they are approved for commercial sale.

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

We or our partners may not be able to obtain the materials necessary to make a particular product or product candidate in adequate volume and quality. If any materials needed to make a product or product candidate is insufficient in quantity or quality, if a supplier fails to deliver in a timely fashion or at all or if these relationships terminate, we or our partners may not be able to fulfill manufacturing obligations for our products or product candidates, either on our own or through third-party suppliers. A delay or disruption of supplies of our products or product candidates would have a material adverse effect on our business as a whole. Our existing arrangements with suppliers may result in the supply of insufficient quantities of our product candidates needed to accomplish our clinical development programs or commercialization, and we may not have the right and in any event, do not currently have the capability to manufacture these products if our suppliers are unable or unwilling to do so. We currently arrange for supplies of critical raw materials used in production of our product candidates from single sources. We do not have long-term contracts with any of these suppliers. Any delay or disruption in the availability of raw materials would slow or stop product development and commercialization of the relevant product.

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

The original patents surrounding the AZEDRA program were licensed from the University of Western Ontario (“UWO”). The patent family directed to processes for making polymer precursors, as well as processes for making the final product, expire in 2018 in the U.S. and Canada. Other licensed patent families from UWO relate to alternative approaches for preparing AZEDRA, which if implemented would expire in 2024, worldwide. Progenics has pending applications worldwide directed to manufacturing improvements and the resulting compositions which, if issued, would expire in 2035.

Owned and in-licensed patents relating to the 1404 product candidate have expiration ranges of 2020 to 2029; we view as most significant the composition-of-matter patent on the compound, as well as technetium-99 labeled forms, which expires in 2029 worldwide. Patent applications directed to methods of use are pending worldwide, which if issued would expire in 2034.

Patent protection for the composition-of-matter patent on PyL compound, radiolabeled form of the compound, as well as methods of use expire in 2030 in the United States. Corresponding patent family members are pending or issued worldwide, all with expirations of 2029.

Company-owned patents relating to MIP-1095 have expiration ranges of 2027 to 2031 in the U.S. We view as most significant the composition-of-matter patent on this compound, as well as radiolabeled forms, which expires in 2027 in the U.S., as well as Europe. Additional U.S. patents are directed to stable compositions and radiolabeling processes which expire in 2030 and 2031, respectively.

We own patents relating to automated detection of bone cancer metastases through. The patents on this technology expire in 2028.

With respect to PSMA antibody, currently issued composition-of-matter patents comprising co-owned and in-licensed patents have expiration ranges of 2022 to 2023 in the U.S. Corresponding foreign counterpart patents will expire 2022. We view all of these patents as significant.

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

In conducting our operations, we currently depend, and expect to continue to depend, on numerous collaborators. Key among these new collaborations, are those with Bayer to develop and commercialize products using our PSMA antibody technology and with Fuji for the development and commercialization of 1404 and bone BSI in Japan. In addition, certain clinical trials for our product candidates may be conducted by government-sponsored agencies, and consequently will be dependent on governmental participation and funding. These arrangements expose us to the same considerations we face when contracting with third parties for our own trials.

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

We lack sales and marketing experience.

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

A significant disruption in our information technology systems or a cyber-security breach could compromise our clinical/patient data or other data, trade secrets and confidential information and adversely affect our business.

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

The extent to which any of our future products achieves market acceptance will depend on competitive factors. Competition in the biopharmaceutical industry is intense and characterized by ongoing research and development and technological change. We face competition from many for-profit companies and major universities and research institutions in the U.S. and abroad. We face competition from companies marketing existing products or developing new products for diseases and conditions targeted by our technologies. We are aware of a number of products and product candidates which compete or may potentially compete with PSMA-targeted imaging agents and therapeutics, or our other product candidates. We are aware of several competitors, such as Janssen Biotech, Inc., Aytu Bioscience, Inc. and Bayer HealthCare Pharmaceuticals Inc., which have received approval for or are developing treatments or diagnostics for prostate cancer. Any of these competing approved products or product candidates, or others which may be developed in the future, may achieve a significant competitive advantage relative to 1404, AZEDRA, PyL, 1095, or other product candidates.

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

In November 2016, our subsidiary, MNTX Royalties, entered into a loan agreement (the “Royalty-Backed Loan”) with HealthCare Royalty Partners III, L.P. (“HCRP”) pursuant to which MNTX Royalties borrowed $50 million and had the ability, subject to mutual agreement with HCRP, to borrow an additional $50 million up to twelve months after the initial closing date of the loan. The loan will be repaid from the royalty payments from the commercial sales of RELISTOR products owed under our agreement with Valeant.

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

As of December 31, 2017, our outstanding non-recourse long term debt amounted to $49.7 million. This level could have adverse consequences for us, including:

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

We incur significant costs to develop our product candidates and to prepare for the possible launch of AZEDRA. We do not have committed external sources of funding for these projects. We fund our operations, to a significant extent, with the proceeds from capital-raising. We may do so via equity securities issuances in public offerings, through our three-year facility with an investment bank pursuant to which we have sold our stock in at-the-market transactions for net proceeds of approximately $14.5 million and may sell from time to time up to a remaining $60.0 million of our stock, or through further debt financing. We may also fund operations through collaboration, license, further royalty financings, private placement or other agreements with one or more pharmaceutical or other companies, or the receipt of milestone and other payments for out-licensed products. To the extent we raise additional capital by issuing equity securities, existing stockholders could experience substantial dilution, and if we issue securities other than common stock, new investors could have rights superior to existing stockholders. Any further debt financing that we may obtain may involve operating covenants that restrict our business and significant repayment obligations. To the extent we raise additional funds through new collaboration and licensing arrangements, we may be required to relinquish some rights to technologies or product candidates, or grant licenses on terms that are not favorable to us.

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

We have a history of operating losses.

We have incurred substantial losses throughout its history. A large portion of our revenue has historically consisted of upfront and milestone payments from licensing transactions. We have reported operating losses for 2017 and 2015, while we reported operating income for 2016, as a result of a milestone payment from Valeant. The timing and amount of any similar transactions in the future is highly unpredictable and uncertain. Without upfront or other such payments, we operate at a loss, due in large part to the significant research and development expenditures required to identify and validate new product candidates and pursue our development efforts. Moreover, we have derived no significant revenue from product sales and have only in the last several years derived revenue from royalties. We may not achieve significant product sales or royalty revenue for a number of years, if ever. We expect to incur net operating losses and negative cash flow from operations in the future, which could increase significantly if we expand our clinical trial programs and other product development efforts. Our ability to achieve and sustain profitability is dependent in part on obtaining regulatory approval for and then commercializing AZEDRA and other product candidates, either alone or with others. Our operations may not be profitable even if AZEDRA and any of our other product candidates under development are commercialized. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

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

Our stock price has a history of significant volatility. It has varied between a high of $11.72 and a low of $4.60 in 2017, between a high of $9.78 and a low of $3.61 in 2016 and between a high of $11.15 and a low of $4.86 in 2015. Factors that may have a significant impact on the market price of our common stock include the results of clinical trials and pre-clinical studies undertaken by us or our collaboration partners; delays, terminations or other changes in development programs; developments in marketing approval efforts; developments in collaborator or other business relationships, particularly regarding RELISTOR, AZEDRA or other significant products or programs; technological innovation or product announcements by us, our collaborators or our competitors; patent or other proprietary rights developments; governmental regulation; changes in reimbursement policies or health care legislation; safety and efficacy concerns about products developed by us, our collaborators or our competitors; our ability to fund ongoing operations; fluctuations in our operating results; general market conditions; and the reporting of or commentary on such matters by the press and others. At times, our stock price has been volatile even in the absence of significant news or developments. The stock prices of biotechnology companies and securities markets generally have been subject to dramatic price swings in recent years, and financial and market conditions during that period have resulted in widespread pressures on securities of issuers throughout the world economy.

Our stockholders may be diluted, and the price of our common stock may decrease, as a result of future issuances of securities, exercises of outstanding stock options, or sales of outstanding securities.

We expect to issue additional common stock in public offerings, private placements and/or through our January 2017 sales agreement with an investment bank, pursuant to which we have sold our stock in at-the-market transactions for net proceeds of approximately $14.5 million and may sell from time to time up to a remaining $60.0 million of our stock, and to issue options to purchase common stock for compensation purposes. We may issue preferred stock, restricted stock units or securities convertible into or exercisable or exchangeable for our common stock. All such issuances would dilute existing investors and could lower the price of our common stock. Sales of substantial numbers of outstanding shares of common stock could also cause a decline in the market price of our stock. We require substantial external funding to finance our research and development programs and may seek such funding through the issuance and sale of our common stock, which we have done in follow-on primary offerings in late 2012, mid-2013, and February 2014, and at-the-market transactions in the fourth quarter of 2017 and first quarter of 2018. We have a shelf registration statement which may be used to issue up to a remaining $235.0 million of common stock and other securities before any underwriter discounts, commissions, and offering expenses. We also have in place registration statements covering shares issuable pursuant to our equity compensation plans, and sales of our securities under them could cause the market price of our stock to decline. Sales by existing stockholders or holders of options or other rights may adversely affect the market price of our common stock.

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

We have never declared or paid dividends on our common stock. We intend to retain future earnings to develop and commercialize our product candidates. Therefore, we do not intend to pay cash dividends in the foreseeable future. Until such time as we determine to pay cash dividends on our common stock, our stockholders must rely on increases in the market price of our common stock for appreciation of their respective investments.

Other Risks

Our principal stockholders are able to exert significant influence over matters submitted to stockholders for approval.

At December 31, 2017, our directors and executive officers together beneficially owned or controlled approximately 4.2% of our outstanding common shares, including shares currently issuable upon option exercises, and our five largest other stockholders held approximately 44.6%. Should these parties choose to act alone or together, they could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise control our business. This control could, among other things, have the effect of delaying or preventing a change in control of the Company, adversely affecting our stock price.

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

Item 1B. Unresolved Staff Comments

There were no unresolved SEC staff comments regarding our periodic or current reports under the Exchange Act as of December 31, 2017.

Item 2. Properties

At December 31, 2017, we occupied approximately 26,000 square feet of corporate office space located in New York City, pursuant to lease agreements expiring in September 2030 (subject to an early termination right) under which we pay rent and facilities charges including utilities, taxes, and operating expenses.

We also lease approximately 4,000 square feet of office space in Lund, Sweden. The lease term expires on December 31, 2018, with an option to renew the term for an additional three years.

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

On May 3, 2017, ANDA filer, Mylan Pharmaceuticals received a tentative approval letter from the FDA for Methylnaltrexone Bromide Subcutaneous Injection, 12 mg/0.6 mL single-dose vial. In accordance with the Drug Price Competition and Patent Term Restoration Act (commonly referred to as the Hatch-Waxman Act), Progenics, Valeant, and Wyeth (collectively “Plaintiffs”) timely commenced litigation against each of these ANDA filers (collectively “Defendants”) in order to obtain an automatic stay of FDA approval of the ANDA until the earlier of (i) 30 months from receipt of the notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. The 30-month stays will begin expiring in the second quarter of 2018.

On February 9, 2018, Plaintiffs filed a Motion And Brief For Partial Summary Judgment on the validity of U.S. Patent 8,552,025 with the United States District Court of New Jersey. On February 16, 2018, the Court denied Defendant’s motion to strike the Summary Judgment motion, ordering Defendant to respond by February 20, 2018, with an extension available. The schedule for pretrial-order exchanges and a trial date have not been set.

In addition to the above described ANDA notifications, in October 2015, we received notices of opposition to three European patents relating to methylnaltrexone. The oppositions were filed separately by each of Actavis Group PTC ehf. and Fresenius Kabi Deutschland GmbH. The matters are on appeal.

Each of the above-described proceedings is in its early stages and we and Valeant continue to cooperate closely to vigorously defend and enforce RELISTOR intellectual property rights. Pursuant to the RELISTOR License Agreement between us and Valeant, Valeant has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement.

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

	High	Low
2017
Fourth quarter	$7.81	$5.16
Third quarter	7.39	4.60
Second quarter	9.56	6.10
First quarter	11.72	8.15

2016
Fourth quarter	$9.78	$4.84
Third quarter	7.09	4.19
Second quarter	5.75	4.00
First quarter	6.13	3.61

On March 5, 2018, the last sale price for our common stock, as reported by The NASDAQ Stock Market LLC, was $7.08. There were approximately 64 holders of record of our common stock as of that date.

Comparative Stock Performance Graph

The graph below compares, for the past five years, the cumulative stockholder returns on our common stock with the cumulative stockholder returns of (i) the NASDAQ U.S. Benchmark (TR) Index and (ii) the ICB: 4577 Pharmaceuticals (Subsector) Index, assuming an investment in each of $100 on December 30, 2012.

Dividends

We have never paid any dividends, and we currently anticipate that all earnings, if any, will be retained for development of our business and no dividends will be declared in the foreseeable future.

Item 6.  Selected Financial Data

The selected historical consolidated statement of operations data presented below for the years ended December 31, 2017, 2016, and 2015 and the historical consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical consolidated statement of operations data presented below for the years ended December 31, 2014 and 2013 and the historical consolidated balance sheet data as of December 31, 2015, 2014, and 2013 have been derived from our audited consolidated financial statements that do not appear in this report. The data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included elsewhere herein. The selected historical financial information in this section is not intended to replace our financial statements and the related notes thereto.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalty income	$10,965	$10,295	$6,608	$3,101	$5,923
License revenue	690	59,081	1,955	41,196	1,595
Research grants	-	-	-	-	275
Other revenue	43	53	113	80	69
Total revenue	11,698	69,429	8,676	44,377	7,862

Expenses:
Research and development	42,589	37,569	28,196	28,592	34,582
General and administrative	24,909	23,356	18,184	15,489	15,541
Intangible impairment charges	-	-	-	2,676	919
Change in contingent consideration liability	2,600	(4,600)	1,600	1,500	(200)
Total operating expenses	70,098	56,325	47,980	48,257	50,842
Other operating income	-	-	-	7,250	-
Operating (loss) income	(58,400)	13,104	(39,304)	3,370	(42,980)

Other (expense) income:
Interest (expense) income, net	(4,038)	(493)	52	51	46
Other expense, net	(247)	(34)	-	-	-
Total other (expense) income	(4,285)	(527)	52	51	46

(Loss) income before income tax (expense) benefit	(62,685)	12,577	(39,252)	3,421	(42,934)
Income tax benefit (expense)	11,672	(1,844)	133	989	362
Net (loss) income	(51,013)	10,733	(39,119)	4,410	(42,572)
Net loss attributable to noncontrolling interests	-	(73)	(7)	-	-
Net (loss) income attributable to Progenics	$(51,013)	$10,806	$(39,112)	$4,410	$(42,572)

Per share amount on net (loss) income attributable to Progenics:
Basic	$(0.73)	$0.15	$(0.56)	$0.06	$(0.76)
Diluted	$(0.73)	$0.15	$(0.56)	$0.06	$(0.76)

	December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$90,642	$138,909	$74,103	$119,302	$65,860
Auction rate securities	-	-	-	-	2,208
Working capital	81,511	131,744	73,556	115,241	64,055
Total assets	145,957	198,986	131,251	161,037	114,541
Other liabilities - long term	67,145	77,867	30,861	29,443	28,935
Total stockholders' equity	63,453	104,762	90,661	124,909	78,979

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Overview

We develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: (1) therapeutic agents designed to precisely target cancer (AZEDRA, 1095, and PSMA TTC), (2) PSMA-targeted imaging agents for prostate cancer (1404 and PyL), and (3) imaging analysis technology. Our first commercial product, RELISTOR (methylnaltrexone bromide) for OIC, is partnered with Salix Pharmaceuticals, Inc. (a wholly-owned subsidiary of Valeant).

On October 31, 2017, we completed the rolling submission of our NDA for AZEDRA. The FDA has accepted our NDA for review, granted our request for Priority Review, and set an action date of April 30, 2018 under the PDUFA. We are developing AZEDRA as a treatment for patients with malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma, which are rare neuroendocrine tumors. There are currently no approved therapies in the U.S. for the treatment of these ultra-rare diseases. While AZEDRA has received Breakthrough Therapy, Orphan Drug, and Fast Track designations from the FDA, there can be no assurance that our NDA will be approved.

We have licensed RELISTOR to Valeant and our PSMA antibody technology to Bayer, and have partnered other internally-developed or acquired compounds and technologies with third parties. We continue to consider opportunities for strategic collaborations, out-licenses and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and may in the future also in-license or acquire additional oncology compounds and/or programs.

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

Net Sales Level in any Single Calendar Year	Payment
In excess of $100 million	$10,000
In excess of $150 million	15,000
In excess of $200 million	20,000
In excess of $300 million	30,000
In excess of $750 million	50,000
In excess of $1 billion	75,000
$200,000

Each commercialization milestone payment is payable one time only, regardless of the number of times the condition is satisfied, and all six payments could be made within the same calendar year. We are also eligible to receive royalties from Valeant and its affiliates based on the following royalty scale: 15% on worldwide net sales up to $100.0 million, 17% on the next $400.0 million in worldwide net sales, and 19% on worldwide net sales over $500.0 million each calendar year, and 60% of any upfront, milestone, reimbursement or other revenue (net of costs of goods sold, as defined, and territory-specific research and development expense reimbursement) Valeant receives from sublicensees outside the U.S.

Valeant has also entered into license and distribution agreements to expand its sales channels outside of the U.S. for RELISTOR.

Bayer Agreement

Under our agreement with Bayer, we received an upfront payment of $4.0 million and milestone payments totaling $3.0 million, and could receive up to an additional $46.0 million in potential clinical and regulatory development milestones. We are also entitled to single digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130.0 million, as well as royalty payments.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Total revenue	$11,698	$69,429	$8,676	(83%)	700%
Operating expenses	$70,098	$56,325	$47,980	24%	17%
Operating income (loss)	$(58,400)	$13,104	$(39,304)	(546%)	(133%)
Net income (loss)	$(51,013)	$10,733	$(39,119)	(575%)	(127%)
Net income (loss) attributable to Progenics	$(51,013)	$10,806	$(39,112)	(572%)	(128%)

Revenue

Our sources of revenue during the years indicated below include royalties and license fees from Valeant, Bayer, and other licensees and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

Source	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Royalty income	$10,965	$10,295	$6,608	7%	56%
License revenue	690	59,081	1,955	(99%)	2922%
Other revenue	43	53	113	(19%)	(53%)
Total revenue	$11,698	$69,429	$8,676	(83%)	700%

Royalty income. We recognized royalty income primarily based on the below net sales of RELISTOR as reported to us by Valeant (in thousands).

	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
U.S.	$71,100	$66,900	$40,700	6%	64%
Outside U.S.	2,000	3,700	3,100	(46%)	19%
Worldwide net sales of RELISTOR	$73,100	$70,600	$43,800	4%	61%

Royalty income increased by $0.7 million, or 7%, in 2017 compared to 2016, primarily attributable to higher sales of RELISTOR tablets. Valeant launched RELISTOR tablets in the U.S. in September 2016 following receipt of FDA approval in July 2016. Royalty income increased by $3.7 million, or 56%, in 2016 compared to 2015, primarily attributable to higher sales of RELISTOR subcutaneous injection. The 2016 period also benefited from the launch of RELISTOR tablets.

License revenue. The decrease in license revenue of $58.4 million, or 99%, in 2017 compared to 2016 was primarily attributable to the $50.0 million milestone payment under the Valeant license agreement and $7.0 million upfront and milestone payments under the Bayer license agreement, all of which were received in 2016. The increase in license revenue of $57.1 million, or 2,922%, in 2016 compared to 2015 was primarily attributable to the aforementioned milestone payments received from Valeant and Bayer ($57.0 million in aggregate).

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

Operating Expenses	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Research and development	$42,589	$37,569	$28,196	13%	33%
General and administrative	24,909	23,356	18,184	7%	28%
Change in contingent consideration liability	2,600	(4,600)	1,600	(157%)	(388%)
Total operating expenses	$70,098	$56,325	$47,980	24%	17%

Research and Development (“R&D”)

R&D expenses increased by $5.0 million, or 13%, in 2017 compared to 2016, primarily attributable to higher clinical trial and contract manufacturing costs for PyL and higher consulting fees to support the NDA filing and pre-approval inspection readiness for AZEDRA. Partially offsetting the increase were lower clinical drug supply costs for AZEDRA (as the Phase 2 registrational trial was completed) and lower manufacturing scale-up costs for 1095. R&D expenses increased by $9.4 million, or 33%, in 2016 compared to 2015, primarily attributable to higher clinical trial expenses related to the start of the Phase 3 trial for 1404 and the Phase 2/3 trial for PyL. In addition, higher contract manufacturing expenses for the planned Phase 1 trial of 1095 and the Phase 2 registrational trial for AZEDRA contributed to the year-over-year increase in 2016.

General and Administrative (“G&A”)

G&A expenses increased by $1.6 million, or 7%, in 2017 compared to 2016, primarily attributable to higher costs associated with building our commercial capabilities in preparation for a potential AZEDRA launch if approved by the FDA, partially offset by depreciation expense. In addition, the 2016 period included an accrual for compensation related to litigation with a former employee, which was not repeated in 2017. G&A expenses increased by $5.2 million, or 28%, in 2016 compared to 2015, primarily attributable to higher depreciation expense because of a reduction in the remaining useful lives of the leasehold improvements at our former location in Tarrytown, New York, higher compensation costs related to increases in headcount, and higher market research expenses.

Change in Contingent Consideration Liability

The increase in the contingent consideration liability of $2.6 million in 2017 was primarily attributable to a higher estimated probability of success of AZEDRA used to calculate the potential milestone payments to former Molecular Insight stockholders. Our registrational Phase 2b trial of AZEDRA achieved the primary endpoint under a SPA agreement with the FDA. The reduction in the discount period used to calculate the present value of the contingent consideration liability also contributed to the increase in the contingent consideration liability.

The decrease in the contingent consideration liability of $4.6 million in 2016 resulted primarily from a change in the discount rate and sales projections used in calculating the contingent consideration liability for the potential sales-based milestone payments to former Molecular Insight stockholders.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

Other (Expense) Income	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Interest (expense) income, net	(4,038)	(493)	52	719%	(1048%)
Other expense, net	(247)	(34)	-	626%	N/A
Other (expense) income	$(4,285)	$(527)	$52	713%	(1113%)

Total other (expense) income, net increased by $3.8 million, or 713%, in 2017 compared to 2016, primarily attributable to interest expense for the Royalty-Backed Loan, which was executed in November 2016. Other expense, net increased by $0.6 million, or 1,113%, in 2016 compared to 2015, primarily attributable to interest expense on the Royalty-Backed Loan.

Income Taxes

The following table is a summary of our income tax benefit (expense) and effective tax rate (in thousands, except percentages):

	2017	2016	2015
Income tax benefit (expense)	$11,672	$(1,844)	$133
Effective tax rate	18.6%	14.7%	0.3%

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate AMT and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss (“NOL”) carryforwards created in tax years beginning after December 31, 2017.The indefinite carryforward period for NOLs may also mean that deferred tax liabilities related to indefinite-lived intangibles, commonly referred to as “naked credits,” can be considered as support for realization of deferred tax assets, which can affect the need to record or maintain a valuation allowance for deferred tax assets.

We are required to recognize the effect of the tax law changes in the period of enactment, including by re-measuring our U.S. deferred tax assets and liabilities as well as our valuation allowance against our net U.S. deferred tax assets. We are also required to assess our naked credit as it may provide an income source for our existing temporary differences that will reverse to generate indefinite lived NOLs. As a result, we recorded an income tax benefit of approximately $11.7 million in 2017, of which $6.6 million related to the reduction in the federal and state tax rates, $4.8 million related to the use of our naked credit as a source of income to release a portion of our valuation allowance and the remaining $0.2 million related to a refundable AMT credit. Our effective tax rate for 2017 was 18.6%.

In 2016, we recorded an income tax expense of approximately $1.8 million in 2016 as a result of an increase in our effective tax rate to 14.7%. Our effective tax rate in 2016 was impacted by our relocation to New York City, which has its own local tax rate and adds to the overall tax rate used for calculating the income tax provision. In 2015, we recorded an income tax benefit of approximately $133 thousand as a result of the change in the temporary difference between carrying amounts of in process research and development assets for financial reporting purposes and the amounts used for income tax purposes. Our effective tax rate for 2015 was 0.3%.

Net (Loss) Income

Our net loss was $51.0 million in 2017 and $39.1 million in 2015, compared to net income of $10.8 million in 2016. The $50.0 million milestone payment received from Valeant in 2016 for the approval of RELISTOR tablets was the primary driver for realizing net income in 2016.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	2017	2016	2015
Cash and cash equivalents	$90,642	$138,909	$74,103
Accounts receivable, net	$3,972	$4,864	$3,543
Total assets	$145,957	$198,986	$131,251
Working capital	$81,511	$131,744	$73,556

Our current principal sources of revenue from operations are royalties, development and commercial milestones, and sublicense revenue-sharing payments. Our principal sources of liquidity are our existing cash and cash equivalents. As of December 31, 2017, we had cash and cash equivalents of approximately $90.6 million, a decrease of $48.3 million from $138.9 million at December 31, 2016. We will continue to have significant cash requirements to support product development activities and the potential commercial launch of AZEDRA if approved by the FDA. The amount and timing of cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. The amount of cash on-hand will depend on the progress of various clinical programs, the timing of our commercialization effort scale-up, and the achievement of various milestones and royalties under our existing license agreements.

We believe that our current cash and cash equivalents, which includes $5.0 million of net proceeds received from the sale of our stock in at-the-market transactions under a controlled equity offering sales agreement (see Shelf Registration section below for additional details), together with the net proceeds of approximately $9.5 million received from additional at-the-market transactions in the first quarter of 2018, will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing license agreements, and cash that we may raise through future capital raising and other financing transactions.

If we do not realize sufficient royalty or milestone revenue from our license agreements, or are unable to enter into favorable collaboration, license, asset sale, additional capital raising, or other financing transactions, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

Shelf Registration

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

During the fourth quarter of 2017, we sold a total of 854,606 shares of our common stock in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions, of approximately $5.0 million at an average selling price of $6.06 per share. At December 31, 2017, we had 320,182 shares of our common stock subscribed in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions, of approximately $2.1 million at an average selling price of $6.79 per share. Accordingly, we have recorded a subscription receivable of $2.1 million as a reduction of stockholders’ equity in our consolidated balance sheet at December 31, 2017. Subsequent to the close of the quarter, in January 2018, we sold an additional 1,217,346 shares of our common stock in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions, of approximately $7.4 million at an average selling price of $6.30 per share. Together with the subscription receivable, we received net proceeds of approximately $9.5 million in January 2018.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	2017	2016	2015
Net cash (used in) provided by operating activities	$(53,628)	$19,209	$(40,137)
Net cash used in investing activities	$(232)	$(3,939)	$(6,524)
Net cash provided by financing activities	$5,510	$49,622	$1,445

Operating Activities

Net cash used in operating activities during 2017 and 2015 was primarily attributable to funding operating expenses, net of non-cash items. Net cash provided by operating activities during 2016 was primarily attributable to the milestone payment received from Valeant for the approval of RELISTOR tablets ($50.0 million in 2016), partially offset by operating expenses, net of non-cash items.

Investing Activities

Net cash used in investing activities was primarily related to capital expenditures in 2017 and 2016 and the acquisition of EXINI in 2015, partially offset by proceeds from the sale of fixed assets.

Financing Activities

Net cash provided by financing activities during 2017, 2016, and 2015 was primarily attributable to net proceeds from the sale of our common stock in at-the-market transactions, net proceeds from the royalty monetization, and proceeds from the exercise of stock options, respectively.

Contractual Obligations

Our funding requirements for the next 12 months and beyond will include required payments under operating leases and fixed payments under license agreements. The following table summarizes our contractual obligations as of December 31, 2017 for future payments under these agreements:

		Payments Due by Period (1)
	Total	Less than one year	1 to 3 years	3 to 5 years	Greater than 5 years
Operating leases	$28.1	$1.9	$3.7	$4.0	$18.5
Fixed payments under license agreements	0.8	0.1	0.1	0.2	0.4
Total	$28.9	$2.0	$3.8	$4.2	$18.9

(1)           Does not include milestone or contractual payment obligations contingent upon the achievement of certain milestones or events if the amount and timing of such obligations are unknown or uncertain. We may be required to pay additional amounts up to approximately: (i) $77.3 million in contingent milestone payments under our license agreements; (ii) $93.0 million in payments to the former stockholders of Molecular Insight, contingent upon achieving specified commercialization events or sales targets; and (iii) $71.6 million in future principal and interest, based upon estimated sales projections, under the Royalty-Backed Loan.

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

The critical accounting policies we use and the estimates we make are described below. These are policies and estimates that we believe are the most important in portraying our financial condition and results of operations, and that require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have discussed the development, selection, and disclosure of these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

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

In–Process Research and Development, Intangible Assets-Technology, and Goodwill. We have a policy for accounting for intangible assets, under which in-process research and development (“IPR&D”), intangible assets-technology, and goodwill are initially measured at fair value and capitalized as intangible assets. Impairment tests for goodwill and IPR&D, which are indefinite-lived intangibles, are performed annually in the fourth quarter, unless impairment indicators require an earlier evaluation. Finite-lived intangible assets, including intangible assets-technology, are evaluated only when impairment indicators are present. IPR&D will be amortized upon and subject to commercialization of the underlying candidates and intangible assets-technology is amortized over the relevant estimated useful life.

Contingent Consideration Liability. The estimated fair value of the contingent consideration liability, initially measured and recorded on the acquisition date, is considered to be a Level 3 instrument and is reviewed quarterly, or whenever events or circumstances occur that indicate a change in fair value. The contingent consideration liability is recorded at fair value at the end of each reporting period.

Legal Proceedings. From time to time, we may be a party to legal proceedings in the course of our business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. We record accruals for contingencies to the extent that the occurrence of the contingency is probable and the amount of liability is reasonably estimable. If the reasonable estimate of liability is within a range of amounts and some amount within the range appears to be a better estimate than any other, then we record that amount as an accrual. If no amount within the range is a reasonable estimate, then we record the lowest amount as an accrual. Loss contingencies that are assessed as remote are not reported in the financial statements, or in the notes to the consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our primary investment objective is to preserve principal. Our money market funds have interest rates that are variable and totaled $87.2 million at December 31, 2017. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our consolidated results of operations and during the years ended December 31, 2017, 2016, and 2015, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management has used the framework set forth in the report entitled Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as of December 31, 2017 as stated in their report which is provided below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Progenics Pharmaceuticals, Inc.

Opinion on the Internal Control over Financial Reporting

We have audited Progenics Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Progenics Pharmaceuticals, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Progenics Pharmaceuticals, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Stamford, Connecticut

March 8, 2018

Item 9B. Other Information

None.

PART III

The information required by the Form 10-K Items listed in the following table will be included under the respective headings specified for such Items in our definitive proxy statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC no later than 120 days after December 31, 2017, which proxy statement is incorporated herein by reference:

Item of Form 10-K	Location in 2018 Proxy Statement

Item 10. Directors, Executive Officers and Corporate Governance	Election of Directors.
Executive and Other Officers.
Corporate Governance.
Code of Business Ethics and Conduct.*
Section 16(a) Beneficial Ownership Reporting and Compliance.
*The full text of our Code of Business Ethics and Conduct is available on our website (www.progenics.com).

Item 11. Executive Compensation	Executive Compensation.
Compensation Committee Report.
Pay Ratio Disclosure.
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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015

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

PROGENICS PHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Progenics Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Progenics Pharmaceuticals, Inc. (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Stamford, Connecticut

March 8, 2018

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$90,642	$138,909
Accounts receivable, net	3,972	4,864
Other current assets	2,256	4,328
Total current assets	96,870	148,101

Property and equipment, net	4,122	4,760
Intangible assets, net	30,369	30,581
Goodwill	13,074	13,074
Other assets	1,522	2,470
Total assets	$145,957	$198,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,359	$567
Accrued expenses	9,555	15,790
Current portion of debt, net	2,445	-
Total current liabilities	15,359	16,357

Long-term debt, net	47,242	49,453
Contingent consideration liability	16,800	14,200
Deferred tax liability	1,575	13,010
Other liabilities	1,528	1,204
Total liabilities	82,504	94,224

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 71,645 shares in 2017 and 70,390 shares in 2016	93	92
Additional paid-in capital	609,829	598,069
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Subscription receivable	(2,109)	-
Accumulated other comprehensive loss	(33)	(85)
Accumulated deficit	(541,586)	(490,573)
Total stockholders’ equity	63,453	104,762
Total liabilities and stockholders’ equity	$145,957	$198,986

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue:
Royalty income	$10,965	$10,295	$6,608
License revenue	690	59,081	1,955
Other revenue	43	53	113
Total revenue	11,698	69,429	8,676

Operating expenses:
Research and development	42,589	37,569	28,196
General and administrative	24,909	23,356	18,184
Change in contingent consideration liability	2,600	(4,600)	1,600
Total operating expenses	70,098	56,325	47,980

Operating (loss) income	(58,400)	13,104	(39,304)

Other (expense) income:
Interest (expense) income, net	(4,285)	(527)	52
Total other (expense) income	(4,285)	(527)	52

(Loss) income before income tax (expense) benefit	(62,685)	12,577	(39,252)

Income tax benefit (expense)	11,672	(1,844)	133

Net (loss) income	(51,013)	10,733	(39,119)
Net loss attributable to noncontrolling interests	-	(73)	(7)
Net (loss) income attributable to Progenics	$(51,013)	$10,806	$(39,112)

Net (loss) income per share attributable to Progenics - basic	$(0.73)	$0.15	$(0.56)
Weighted-average shares - basic	70,284	70,003	69,716

Net (loss) income per share attributable to Progenics - diluted	$(0.73)	$0.15	$(0.56)
Weighted-average shares - diluted	70,284	70,155	69,716

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net (loss) income	$(51,013)	$10,733	$(39,119)
Other comprehensive loss:
Foreign currency translation adjustments	52	(62)	(26)
Comprehensive (loss) income	(50,961)	10,671	(39,145)
Comprehensive loss attributable to noncontrolling interests	-	(73)	(7)
Comprehensive (loss) income attributable to Progenics	$(50,961)	$10,744	$(39,138)

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Common Stock Subscribed		Additional		Accumulated Other		Treasury Stock			Total
	Number		Number		Paid-in	Accumulated	Comprehensive	Subscription	Number		Noncontrolling	Stockholders'
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Loss	Receivable	of Shares	Cost	Interests	Equity
Balance at December 31, 2014	69,833	$91	-	$-	$589,826	$(462,267)	$-	$-	(200)	$(2,741)	$-	$124,909
Net loss	-	-	-	-	-	(39,112)	-	-	-	-	(7)	(39,119)
Acquisition of subsidiary	-	-	-	-	-	-	-	-	-	-	504	504
Purchase of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	(292)	(292)
Other comprehensive loss	-	-	-	-	-	-	(26)	-	-	-	-	(26)
Stock-based compensation expense	-	-	-	-	2,948	-	-	-	-	-	-	2,948
Exercise of stock options	313	-	-	-	1,737	-	-	-	-	-	-	1,737
Balance at December 31, 2015	70,146	$91	-	$-	$594,511	$(501,379)	$(26)	$-	(200)	$(2,741)	$205	$90,661
Net income	-	-	-	-	-	10,806	-	-	-	-	(73)	10,733
Purchase of noncontrolling interests	-	-	-	-	(239)	-	-	-	-	-	(129)	(368)
Foreign currency translation adjustment	-	-	-	-	-	-	(59)	-	-	-	(3)	(62)
Stock-based compensation expense	-	-	-	-	2,457	-	-	-	-	-	-	2,457
Exercise of stock options	244	1	-	-	1,340	-	-	-	-	-	-	1,341
Balance at December 31, 2016	70,390	$92	-	$-	$598,069	$(490,573)	$(85)	$-	(200)	$(2,741)	$-	$104,762
Net loss	-	-	-	-	-	(51,013)	-	-	-	-	-	(51,013)
Foreign currency translation adjustment	-	-	-	-	-	-	52	-	-	-	-	52
Return of purchase premium for noncontrolling interests	-	-	-	-	15	-	-	-	-	-	-	15
Stock-based compensation expense	-	-	-	-	4,142	-	-	-	-	-	-	4,142
Exercise of stock options	80	-	-	-	469	-	-	-	-	-	-	469
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	855	1	-	-	5,025	-	-	-	-	-	-	5,026
Subscription of common stock in connection with at-the-market offering, net of commissions	320	-	-	-	2,109	-	-	(2,109)	-	-	-	-
Balance at December 31, 2017	71,645	$93	-	$-	$609,829	$(541,586)	$(33)	$(2,109)	(200)	$(2,741)	$-	$63,453

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(51,013)	$10,733	$(39,119)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation expense	4,142	2,457	2,948
Depreciation and amortization	1,121	2,078	565
Gain on sale of fixed assets	10	(296)	(2)
Paid in-kind interest	(13)	765	-
Non-cash interest expense	247	38	-
Deferred income tax	(11,435)	1,811	(133)
Change in fair value of contingent consideration liability	2,600	(4,600)	1,600
Changes in assets and liabilities:
Accounts receivable	892	(1,322)	(3,415)
Other current assets	2,046	1,314	(3,058)
Other assets	947	(778)	(1,535)
Accounts payable	2,779	243	(202)
Accrued expenses	(6,274)	6,581	2,354
Deferred tax and other current liabilities	-	(158)	(60)
Other liabilities	323	343	(80)
Net cash (used in) provided by operating activities	(53,628)	19,209	(40,137)
Cash flows from investing activities:
Acquisition of subsidiary, net of cash acquired	-	-	(6,202)
Purchases of property and equipment	(269)	(4,286)	(370)
Proceeds from sale of fixed assets	37	347	48
Net cash used in investing activities	(232)	(3,939)	(6,524)
Cash flows from financing activities:
Net proceeds from issuance of long-term debt	-	48,650	-
Net proceeds from issuance of common stock in connection with at-the-market offering	5,026	-	-
Proceeds from exercise of stock options	469	1,340	1,737
Return of estimated interest payment for noncontrolling interest	15	(368)	(292)
Net cash provided by financing activities	5,510	49,622	1,445
Effect of currency rate changes on cash and cash equivalents	83	(86)	17
Net (decrease) increase in cash and cash equivalents	(48,267)	64,806	(45,199)
Cash and cash equivalents at beginning of period	138,909	74,103	119,302
Cash and cash equivalents at end of period	$90,642	$138,909	$74,103

Noncash financing activity
Subscription receivable	$2,109	$-	$-

The accompanying notes are an integral part of the financial statements.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in thousands, except per share amounts or as otherwise noted)

1. Organization and Business

Business

Progenics Pharmaceuticals, Inc. and its subsidiaries (“the Company,” “Progenics,” “we” or “us”) develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: 1) therapeutic agents designed to precisely target cancer (AZEDRA®, 1095, and PSMA TTC), 2) PSMA-targeted imaging agents for prostate cancer (1404 and PyLTM), and 3) imaging analysis technology.

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

On October 31, 2017, we completed the rolling submission of our NDA for AZEDRA. The FDA has accepted our NDA for review, granted our request for Priority Review, and set an action date of April 30, 2018 under the Prescription Drug User Fee Act (“PDUFA”). We are developing AZEDRA as a treatment for patients with malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma, which are rare neuroendocrine tumors. There are currently no approved therapies in the U.S. for these ultra-rare diseases. While AZEDRA has received Breakthrough Therapy, Orphan Drug, and Fast Track designations from the FDA, there can be no assurance that our NDA will be approved.

We have in the past considered opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and we continue to do so. We may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are royalty, development and commercial milestones, and sublicense revenue-sharing payments from Valeant and Bayer AG (“Bayer”). Royalty and further milestone payments from Valeant or Bayer depend on success in development and commercialization, which is dependent on many factors, such as Valeant or Bayer’s respective efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of the licensed products.

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations, and related business activities. Certain of our intellectual property rights are held by wholly-owned subsidiaries. All of our U.S. operations are presently conducted at our headquarters in New York, and the operations of our wholly-owned foreign subsidiary, EXINI Diagnostics A.B. (“EXINI”), are conducted at our facility in Lund, Sweden. We operate under a single research and development operating segment.

Liquidity

At December 31, 2017, we had $90.6 million in cash and cash equivalents, a decrease of $48.3 million from $138.9 million at December 31, 2016. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year from the filing date of this Annual Report on Form 10-K. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain.

During the fourth quarter of 2017, we raised net proceeds of $5.0 million in at-the-market transactions under a controlled equity offering sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). (See Note 10. Stockholders’ Equity for additional information). During 2016, we raised net proceeds of $48.7 million through a royalty monetization transaction (See Note 9. Long-Term Debt, Net for additional information). We expect that we may continue to incur operating losses for the foreseeable future.

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

In December 2015, we commenced a judicial process in Sweden for acquiring the remaining shares of EXINI. On December 8, 2016, a Swedish arbitral tribunal awarded us advanced title to the remaining shares of EXINI and, as of that date, EXINI became a wholly-owned subsidiary with 100% of the voting shares owned by us. In connection with the acquisition of the remaining shares of EXINI, in December 2016, we paid $368 thousand to the minority interest shareholders for the original purchase price and estimated interest, of which a net amount of $15 thousand was returned in 2017.

Foreign Currency Translation

Our international subsidiaries generally consider their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss (“AOCL”) in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the years ended December 31, 2017, 2016, and 2015.

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

During the past three years, we also recognized revenue from sales of research reagents, which is reflected as other revenue in our consolidated statements of operations.

During 2016, we recognized license revenue of $50.7 million under the license agreement with Valeant, of which $50.0 million related to the achievement of a development milestone (FDA approval of RELISTOR tablets) and $0.7 million related to our share of the upfront payment Valeant received from a Canadian-based distributor of RELISTOR. In addition, during 2016, we recognized license revenue of $7.0 million under the license agreement with Bayer, of which $4.0 million related to the upfront payment and $3.0 million related to the achievement of a preclinical development milestones. We are eligible for future milestone and royalty payments under both license agreements with Valeant and Bayer.

During 2015, we recognized $1.5 million milestone revenue under our agreement with CytoDyn Inc. as a result of CytoDyn’s dosing of the first patient in its Phase 2B/3 clinical trial of PRO 140. We are eligible for future milestone and royalty payments.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research and development programs, including the cost of salaries; payroll taxes; employee benefits; materials; supplies; maintenance of research equipment; costs related to research collaboration and licensing agreements; the purchase of in-process research and development; the cost of services provided by outside contractors, including services related to our clinical trials; and the full cost of manufacturing drug for use in research, pre-clinical development, and clinical trials. All costs associated with research and development are expensed as incurred.

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

Net (Loss) Income Per Share

We prepare earnings per share (“EPS”) data in accordance with ASC 260 (Topic 260, Earnings Per Share). Basic net (loss) income per share amounts have been computed by dividing net (loss) income attributable to Progenics by the weighted-average number of common shares outstanding during the period. For 2017 and 2015, we reported net losses and, therefore, potential common shares, and amounts of unrecognized compensation expense have been excluded from diluted net loss per share since their inclusion would be anti-dilutive. For 2016, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect, determined using the treasury stock method, of potential common shares outstanding including amounts of unrecognized compensation expense. Shares to be issued upon the assumed conversion of the contingent consideration liability are excluded from the diluted earnings per share calculation, if performance conditions have not been met.

Comprehensive (Loss) Income

Comprehensive (loss) income represents the change in net assets of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Our comprehensive (loss) income includes net (loss) income adjusted for the changes in foreign currency translation adjustment. The disclosures required by ASC 220 (Topic 220, Comprehensive Income) for 2017, 2016, and 2015 have been included in the consolidated statements of comprehensive (loss) income. There was no income tax expense/benefit allocated to any component of other comprehensive (loss) income (see Note 10. Stockholders’ Equity for additional information).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

Concentrations of Credit Risk

Financial instruments which potentially subject us to concentrations of risk consist principally of cash, cash equivalents, and receivables. We invest our excess cash in money market funds, which are classified as cash and cash equivalents. We have established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issue of securities. We hold no collateral for these financial instruments.

Cash and Cash Equivalents

We consider all highly liquid investments which have maturities of three months or less, when acquired, to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject us to concentrations of credit risk. At December 31, 2017 and 2016, we had invested approximately $87.2 million and $137.3 million, respectively, in cash equivalents in the form of money market funds with two investment companies and held approximately $3.4 million and $1.6 million, respectively, in two commercial banks.

Accounts Receivable

We estimate the level of accounts receivable which ultimately will be uncollectable based on a review of specific receivable balances, industry experience and the current economic environment. We reserve for affected accounts receivable an allowance for doubtful accounts. At December 31, 2017, we had no allowance for doubtful accounts.

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. The Company determines whether goodwill may be impaired by comparing the fair value of the reporting unit (the Company has determined that it has only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, the Company’s total stockholders’ equity). No goodwill impairment has been recognized as of December 31, 2017 or 2016.

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

Recurring Fair Value Measurements

We believe the carrying amounts of our cash equivalents, accounts receivable, other current assets, other assets, accounts payable, and accrued expenses approximated their fair values as of December 31, 2017 and 2016.

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

Nonrecurring Fair Value Measurements

Our non-financial assets, such as intangible assets and property and equipment, are measured and recorded at fair value on the acquisition date, and if indicators of impairment exist, we assess recoverability by measuring the amount of any impairment by comparing the carrying value of the asset to its then-current estimated fair value (for intangible assets) or to market prices for similar assets (for property and equipment). If the carrying value is not recoverable we record an impairment charge in our consolidated statements of operations. No impairments occurred for the year ended December 31, 2017.

Other current assets are comprised of prepaid expenses, interest, other receivables, and, in the 2016 balance, amount held in escrow for former employee litigation, all of which are expected to be settled within one year. Restricted cash, included in other assets, represents collateral for letters of credit securing a lease obligation, and, in the 2016 balance, advanced title to the remaining shares held by noncontrolling minority interests of EXINI. We believe the carrying value of these assets approximates fair value and are considered Level 1 assets.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to expense as incurred. The cost and accumulated depreciation of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations. The estimated useful lives of fixed assets are as follows:

Computer equipment (in years)		3
Machinery and equipment (in years)	5	-	7
Furniture and fixtures (in years)		5
Leasehold improvements (in years)	Earlier of life of improvement or lease

Deferred Lease Liability and Incentive

Our lease agreements include fixed escalations of minimum annual lease payments and we recognize rental expense on a straight-line basis over the lease terms and record the difference between rent expense and current rental payments as deferred lease liability. Deferred lease incentive includes a construction allowance from our landlord which is amortized as a reduction to rental expense on a straight-line basis over the lease term. As of December 31, 2017, and 2016, our consolidated balance sheets include the following:

	2017	2016
Other current liabilities:
Deferred lease incentive	$26	$26

Other liabilities:
Deferred lease liability	$1,225	$876
Deferred lease incentive	$303	$328

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

In accordance with ASC 718 (Topic 718, Compensation – Stock Compensation) and ASC 505 (Topic 505, Equity), we have made a policy decision related to intra-period tax allocation, to account for utilization of windfall tax benefits based on provisions in the tax law that identify the sequence in which amounts of tax benefits are used for tax purposes (i.e., tax law ordering). We adopted Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) on January 1, 2017, which requires that all excess tax benefits and tax deficiencies during the period be recognized in income (rather than in equity) on a prospective basis.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

Risks and Uncertainties

To date, we have relied principally on external funding, license agreements with Valeant, Bayer and others, out-licensing and asset sale arrangements, and royalty and product revenue to finance our operations. There can be no assurance that our research and development will be successfully completed, that any products developed will obtain necessary marketing approval by regulatory authorities or that any approved products will be commercially viable. In addition, we operate in an environment of rapid change in technology, and we are dependent upon satisfactory relationships with our partners and the continued services of our current employees, consultants and subcontractors. We are also dependent upon Valeant and Fuji fulfilling their manufacturing obligations, either on their own or through third-party suppliers. For 2017, 2016, and 2015, the primary sources of our revenues were royalty and milestone payments. There can be no assurance that such revenues will continue. Substantially all of our accounts receivable at December 31, 2017 and 2016 were from the above-named sources.

Legal Proceedings

From time to time, we may be a party to legal proceedings in the course of our business. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. The assessment of whether a loss is probable or reasonably possible, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. We record accruals for contingencies to the extent that the occurrence of the contingency is probable and the amount of liability is reasonably estimable. If the reasonable estimate of liability is within a range of amounts and some amount within the range appears to be a better estimate than any other, then we record that amount as an accrual. If no amount within the range is a reasonable estimate, then we record the lowest amount within the range as an accrual. Loss contingencies that are assessed as remote are not reported in the financial statements, or in the notes to the consolidated financial statements.

Impact of Recently Issued and Adopted Accounting Standards

Recently Adopted

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-09, Compensation – Stock Compensation (Topic 718). The standard simplifies several aspects of accounting for stock-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted this standard on January 1, 2017. For the year ended December 31, 2017, we recognized all excess tax benefits and tax deficiencies associated with exercise of stock options as income tax expense or benefit as a discrete event. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

We identified four primary revenue streams from contracts with customers as part of our assessment: (1) royalties, (2) licensing arrangements, (3) software licensing arrangements, and (4) product sales. We have completed our evaluation of the new standard and assessed the impacts of adoption on the consolidated financial statements and disclosures. Based on the evaluation of our current contracts and revenue streams, revenue recognition is mostly consistent under both the previous and new standard, except for contracts under the software licensing arrangements revenue stream. Under the previous accounting policy, revenue related to the bonus payments earned under the software license arrangements have been recognized when paid by the customer. Upon adoption of the new standard, revenue related to the bonus payments will be estimated and recognized quarterly as applicable. We will adopt the new standard effective January 1, 2018 using the modified retrospective transition method. We will record a cumulative credit adjustment of approximately $0.1 million to the opening balance of accumulated deficit, with a corresponding debit to accounts receivable, related to the change in accounting treatment for the bonus payments under the software license arrangements revenue stream. We do not anticipate implementing significant changes to our internal controls or systems due to the adoption of the new standard. The disclosures, which we are still evaluating, in our notes to consolidated financial statements related to revenue recognition will be significantly expanded under the new standard.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

3. Goodwill and Acquired Intangible Assets

Intangible assets and goodwill were initially measured at the acquisition date at estimated fair value and capitalized for the acquisitions of our wholly-owned subsidiaries EXINI and Molecular Insight.

The following table summarizes the activity related to goodwill and intangible assets:

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2016	$13,074	$28,700	$2,093
Amortization expense	-	-	(212)
Balance at December 31, 2016	13,074	28,700	1,881
Amortization expense	-	-	(212)
Balance at December 31, 2017	$13,074	$28,700	$1,669

The following table reflects the components of the finite-lived intangible assets as of December 31, 2017:

	Gross Amount	Accumulated Amortization	Net Carrying Value
Finite lived intangible assets	$2,120	$451	$1,669
Total	$2,120	$451	$1,669

The weighted-average remaining life of the finite-lived intangible assets was approximately eight years at December 31, 2017.

Amortization expense was calculated on a straight-line basis over the estimated useful life of the asset and was $212 thousand per year for the years ended December 31, 2017 and 2016. Assuming no changes in the gross carrying amount of finite lived intangible assets, the future annual amortization expense related to finite lived intangible assets is expected to be $212 thousand in each of the next five years (2018 through 2022).

4. Fair Value Measurements

We record the contingent consideration liability resulting from our acquisition of Molecular Insight at fair value in accordance with ASC 820 (Topic 820, Fair Value Measurement).

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at December 31, 2017
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$87,231	$87,231	$-	$-
Total assets	$87,231	$87,231	$-	$-

Liabilities:
Contingent consideration liability	$16,800	$-	$-	$16,800
Total liabilities	$16,800	$-	$-	$16,800

		Fair Value Measurements at December 31, 2016
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$137,340	$137,340	$-	$-
Total assets	$137,340	$137,340	$-	$-

Liabilities:
Contingent consideration liability	$14,200	$-	$-	$14,200
Total liabilities	$14,200	$-	$-	$14,200

The contingent consideration liability of $16.8 million and $14.2 million at December 31, 2017 and 2016, respectively, represents the estimated fair value of the future potential milestone payments to former Molecular Insight stockholders (shown in the tables below).

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
	$23,000

Net sales milestone payments due upon first achievement of specified net sales target in any single calendar year across all MIP-related programs (in thousands):

Calendar Year Net Sales Level (in millions)	Consideration	Form of Payment at Progenics' Option
$30	$5,000	Cash or Progenics common stock
$60	5,000	Cash or Progenics common stock
$100	10,000	Cash or Progenics common stock
$250	20,000	Cash or Progenics common stock
$500	30,000	Cash or Progenics common stock
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

The following tables summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at December 31, 2017 and 2016 (in thousands). The 2017 increase in the contingent consideration liability of $2.6 million was primarily attributable to the higher probability of success of AZEDRA used to calculate the potential milestone payments to former Molecular Insight stockholders and a reduction in the discount period.

	Fair Value at
	December 31,			Range
	2017	Valuation Technique	Unobservable Input	(Weighted-Average)
Contingent Consideration Liability:
AZEDRA commercialization	$5,500	Probability adjusted	Probability of success		72%
		discounted cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,500	Probability adjusted	Probability of success		59%
		discounted cash flow model	Period of expected milestone achievement		2020
			Discount rate		10%
1095 commercialization	400	Probability adjusted	Probability of success		16%
		discounted cash flow model	Period of expected milestone achievement		2025
			Discount rate		10%
Net sales targets	6,400	Monte-Carlo simulation	Probability of success	16%	-	72%
			Discount rate		10%
Total	$16,800

	Fair Value at
	December 31,			Range
	2016	Valuation Technique	Unobservable Input	(Weighted-Average)
Contingent Consideration Liability:
AZEDRA commercialization	$3,800	Probability adjusted	Probability of success		54%
		discounted cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,700	Probability adjusted	Probability of success		59%
		discounted cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	400	Probability adjusted	Probability of success		16%
		discounted cash flow model	Period of expected milestone achievement		2024
			Discount rate		10%
Net sales targets	5,300	Monte-Carlo simulation	Probability of success	16%	-	59%
			Discount rate		10%
Total	$14,200

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated:

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	2017	2016
Balance at beginning of period	$14,200	$18,800
Fair value change included in net income (loss)	2,600	(4,600)
Balance at end of period	$16,800	$14,200

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$2,600	$(4,600)

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

5. Accounts Receivable

Our accounts receivable represent amounts due to us from collaborators, royalties, and sales of research reagents, and consisted of the following at December 31, 2017 and 2016:

	2017	2016
Royalties	$3,683	$2,407
Collaborators	13	2,000
Other	276	457
Accounts receivable, net	$3,972	$4,864

6. Fixed Assets

Fixed assets as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Machinery and equipment	$2,516	$1,493
Leasehold improvements	1,734	1,640
Computer equipment	714	695
Furniture and fixtures	874	877
Construction in progress	-	893
Property and equipment, gross	5,838	5,598
Less - accumulated depreciation	(1,716)	(838)
Property and equipment, net	$4,122	$4,760

At December 31, 2017 and 2016, $1.6 million of net leasehold improvements were being amortized over periods of 12.8 years and 13.8 years, respectively, under leases with terms through September 30, 2030. We recorded depreciation expense of $0.9 million, $1.9 million, and $0.5 million during 2017, 2016, and 2015, respectively.

7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at December 31, 2017 and 2016:

	2017	2016
Accrued clinical trial costs	$2,570	$4,885
Accrued payroll and related costs	2,400	1,957
Accrued consulting and service fee expenses	1,860	1,026
Accrued legal and professional fees	1,022	1,123
Accrued contract manufacturing costs	666	2,048
Loss contingency for litigation	-	4,000
Other	1,037	751
Accrued expenses	$9,555	$15,790

8. Commitments and Contingencies

Operating Leases

At December 31, 2017, we leased corporate office space in New York City, pursuant to a lease agreement expiring in September 2030 (subject to an early termination right), and additional office space in Lund, Sweden, pursuant to a lease agreement which expires in December 2018.

Rental payments are recognized as rent expense on a straight-line basis over the term of the lease. In addition to rents due under these agreements, we are obligated to pay additional facilities charges, including utilities, taxes and operating expenses.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

As of December 31, 2017, future minimum annual payments under all operating lease agreements are as follows:

Years ending	Minimum Annual
December 31,	Payments
2018	$1,877
2019	1,818
2020	1,852
2021	1,886
2022	2,134
Thereafter	18,549
Total	$28,116

Rental expense totaled approximately $1.9 million, $1.2 million, and $1.9 million for 2017, 2016, and 2015, respectively. For 2017 and 2016, rent expense exceeded amounts paid by $323 thousand and $210 thousand, respectively and for 2015 amounts paid exceeded rent expense by $49 thousand. Additional facility charges, including utilities, taxes, and operating expenses, for 2017, 2016, and 2015 were approximately $0.1 million, $1.1 million, and $2.5 million, respectively.

Licensing, Service, and Supply Agreements

We have entered into intellectual property-based license and service agreements in connection with product development programs, and have incurred milestone, license and sublicense fees and supply costs, included in research and development expenses, totaling approximately $343 thousand, $324 thousand, and $388 thousand during the 2017, 2016, and 2015, respectively.

	Paid from inception/acquisition to December 31, 2017	Future Commitments (1)	Terms
Amgen Fremont, Inc. (formerly Abgenix)	$1,350	$5,750	Milestones and royalties to use XenoMouse® technology for generating fully human antibodies to PSMA LLC’s PSMA antigen.

Former member of PSMA LLC	$428	$52,188	Annual minimum royalty payments and milestones to use technology related to PSMA.

University of Zurich and the Paul Scherrer Institute	$500	$840	Annual maintenance and license fee payments, milestones and royalties in respect of licensed technology related to 1404.

University of Western Ontario	$78	$257	Annual minimum royalty, administration and milestone payments in respect of licensed technology related to AZEDRA.

Johns Hopkins University Technology	$150	$2,760	Annual minimum royalty payments and milestones to use technology related to PyL.

Selexis Commercial License Agreement	$59	$1,792	Milestones and royalties to use Selexis technology related to PSMA Antibodies.

(1) Amounts based on known contractual obligations as specified in the respective license agreements, which are dependent on the achievement or occurrence of future milestones or events and exclude amounts for royalties which are dependent on future sales and are unknown.

In addition, we are planning to out-license or terminate non-germane licenses and service agreements, as to which we have paid $4.9 million through December 31, 2017, and have future commitments of $28.5 million, subject to occurrence of future milestones or events.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

Consulting Agreements

As part of our research and development efforts, we have from time to time entered into consulting agreements with external scientific specialists. These agreements contain various terms and provisions, including fees to be paid by us and royalties, in the event of future sales, and milestone payments, upon achievement of defined events, payable by us. Certain of these scientists are advisors to us, and some have purchased our common stock or received stock options which are subject to vesting provisions. We have recognized expenses with regard to the consulting agreements of $326 thousand, $164 thousand, and $54 thousand for 2017, 2016, and 2015, respectively.

Legal Proceedings

On January 4, 2017, we settled all claims against us under a federal action brought in 2010 by a former employee, where such former employee had complained that we had violated the anti-retaliation provisions of the federal Sarbanes-Oxley law by terminating him. In connection with this settlement, we and the former employee exchanged mutual releases and we paid an aggregate sum of $4.0 million to the former employee and his attorneys.

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

9. Non-Recourse Long-Term Debt, Net

On November 4, 2016, through a new wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), we entered into a $50.0 million loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”). Under the terms of the Royalty-Backed Loan, the lenders have no recourse to us or to any of our assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under our agreement with Valeant. The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5%.

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

As of December 31, 2017, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

Future principal, based upon estimated sales projections, under the Royalty-Backed Loan as of December 31, 2017, are as follows:

2018	$2,686
2019	3,738
2020	4,858
2021	8,156
2022	12,069
Thereafter	19,245
Total payments	$50,752

Interest expense, including amortization of debt discount, related to the Royalty-Backed Loan for the year ended December 31, 2017 was approximately $5.1 million.

10. Stockholders’ Equity

Common Stock and Preferred Stock

We are authorized to issue 160 million shares of our common stock, par value $.0013, and 20 million shares of preferred stock, par value $.001. The Board of Directors (the “Board”) has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board.

Shelf Registration

During the first quarter of 2017, we established a $250.0 million replacement shelf registration statement. All sales of shares have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission. In addition, in January 2017 we entered into a Sales Agreement with Cantor, as sales agent, pursuant to which we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $75.0 million.

During the fourth quarter of 2017, we sold a total of 854,606 shares of our common stock in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions and other transaction costs, of approximately $5.0 million at an average selling price of $6.06 per share. At December 31, 2017, we had 320,182 shares of our common stock subscribed in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions and other transaction costs, of approximately $2.1 million at an average selling price of $6.79 per share. Accordingly, we have recorded a subscription receivable of $2.1 million as a reduction of stockholders’ equity in our consolidated balance sheet at December 31, 2017.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

Accumulated Other Comprehensive Loss (“AOCL”)

The following table summarizes the components of AOCL at December 31, 2017:

	Foreign Currency Translation	AOCL
Balance at January 1, 2017	$(85)	$(85)
Foreign currency translation adjustment	52	52
Balance at December 31, 2017	$(33)	$(33)

We did not have any reclassifications out of AOCL to losses during 2017.

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

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

Stock Options

The following table summarizes stock options activity for the year ended December 31, 2017:

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2017	4,887	$7.57	5.81
Granted	1,232	$10.34
Exercised	(80)	$5.89
Cancelled	(159)	$8.96
Expired	(345)	$22.42
Outstanding at December 31, 2017	5,535	$7.25	6.04
Exercisable at December 31, 2017	3,736	$6.71	4.77
Vested and expected to vest at December 31, 2017	5,227	$7.15	5.87

The weighted average fair value of options granted during 2017, 2016, and 2015 was $6.96, $3.24, and $5.02 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $2.7 million for stock options outstanding, $2.0 million for stock options exercisable, and $2.6 million for stock options vested and expected to vest, as of December 31, 2017. The total intrinsic value for stock options exercised during 2017, 2016, and 2015 was $233 thousand, $476 thousand, and $465 thousand, respectively.

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

The following table presents assumptions used in computing the fair value of option grants during 2017, 2016, and 2015:

	2017	2016	2015
Risk-free interest rate	2.17%	1.53%	2.00%
Expected life (in years)	6.76	6.77	6.97
Expected volatility	72%	74%	81%
Expected dividend yield	--	--	--

Stock-based compensation expense for the years ended December 31, 2017, 2016, and 2015 was recorded in our consolidated statement of operations as follows:

	2017	2016	2015
Research and development expenses	$1,371	$843	$1,099
General and administrative expenses	2,771	1,614	1,849
Total stock-based compensation expense	$4,142	$2,457	$2,948

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

At December 31, 2017, unrecognized stock-based compensation expense related to stock options was approximately $5.5 million and is expected to be recognized over a weighted average period of approximately 2.3 years.

12. Employee Savings Plan

The terms of the amended and restated Progenics Pharmaceuticals 401(k) Plan (the “401(k) Plan”), among other things, allow eligible employees to participate in the Amended Plan by electing to contribute to the 401(k) Plan a percentage of their compensation to be set aside to pay their future retirement benefits. We matched 50% of employee contributions equal to 1% - 10% of compensation during the three years ended December 31, 2017, made by eligible employees to the 401(k) Plan (the “Matching Contribution”). In addition, we may also make a discretionary contribution each year on behalf of all participants who are non-highly compensated employees. We made Matching Contributions of approximately $302 thousand, $281 thousand, and $327 thousand to the 401(k) Plan for the years ended December 31, 2017, 2016, and 2015, respectively. No discretionary contributions were made during those years.

13. Income Taxes

We account for income taxes using the liability method in accordance with ASC 740 (Topic 740, Income Taxes). Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35% to 21%; (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries; (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; (4) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (5) eliminating the corporate AMT and changing how existing AMT credits can be realized; (6) creating the base erosion anti-abuse tax (“BEAT”), a new minimum tax; (7) creating a new limitation on deductible interest expense; and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

In 2017, we recorded an income tax benefit of approximately $11.7 million, of which $6.6 million related to the reduction in the federal and state tax rates, $4.8 million related to the use of our naked credit as a source of income to release a portion of our valuation allowance and the remaining $0.2 million related to a refundable AMT credit. Our effective tax rate for 2017 was 18.6%. In 2016, we recorded an income tax expense of approximately $1.8 million as a result of an increase in our effective tax rate to 14.7%. Our effective tax rate in 2016 was impacted by our relocation to New York City, which has its own local tax rate and adds to the overall tax rate used for calculating the income tax provision. In 2015, we recorded an income tax benefit of approximately $133 thousand as a result of the change in the temporary difference between carrying amounts of in process research and development assets for financial reporting purposes and the amounts used for income tax purposes. Our effective tax rate for 2015 was 0.3%.

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

Our accounting for the following elements of the Tax Act is not yet complete as we are still in the process of analyzing its impact on us. Where we have been able to make reasonable estimates of the effects for which our analysis is not yet complete, we have recorded provisional amounts pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”). Our accounting treatment is expected to be complete when our 2017 U.S. corporate income tax return is filed in 2018.

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, we have adjusted our deferred tax asset, liability and corresponding valuation allowance based on the enacted tax rate, which resulted in a provisional income tax benefit of approximately $3.7 million in 2017.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain of our foreign subsidiaries. To determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

The components of the (benefit from) provision for income taxes during each of the three years ending December 31, 2017 consisted of the following:

	2017	2016	2015
Current taxes:
United States	$3	$11	$-
Foreign	-	-	-
State	(16)	22	-
Total current taxes	$(13)	$33	$-

Deferred taxes:
United States	$(8,777)	$-	$-
Foreign	-	-	-
State	(2,882)	1,811	(133)
Total deferred taxes	$(11,659)	$1,811	$(133)

(Benefit from) provision for income taxes	$(11,672)	$1,844	$(133)

Deferred tax assets and liabilities as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Deferred tax assets:
Depreciation and amortization	$100	$788
Research & Experimental and Orphan Drug tax credit carry-forwards	33,496	27,361
NYS investment tax credit carry-forwards	1,284	933
AMT credit carry-forwards	-	221
Net operation loss carry-forwards	177,313	227,171
Capitalized research and development expenditures	3,066	11,915
Stock compensation	5,666	12,343
Other items	1,279	4,513
Total gross deferred tax assets	222,204	285,245
Less valuation allowance	(217,382)	(285,245)
Deferred tax assets	4,822	-
Deferred tax liability	(6,397)	(13,010)
Net deferred tax liability	$(1,575)	$(13,010)

We maintain a tax valuation allowance on substantially all deferred tax assets considering our history of taxable losses and the uncertainty regarding our ability to generate sufficient taxable income in the future to utilize these deferred tax assets. For 2017 and 2016, we incurred net losses for tax purposes. We recognized a tax valuation against deferred tax assets at December 31, 2017 and 2016. In 2017 and 2016, we recognized deferred tax liabilities of $1.6 million and $13.0 million, respectively, to reflect the net tax effects of temporary differences between the carrying amounts of in process research and development assets for financial reporting purposes and the amounts used for income tax purposes.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

The following is a reconciliation of the U.S. statutory income tax rate to our effective tax rate for the years ended December 31, 2017, 2016, and 2015:

	2017		2016	2015
U.S. Federal statutory rate	34.0%		34.0%	34.0%
State income taxes, net of Federal benefit	1.5%		10.8%	4.8%
Foreign rate differential	(0.6%	)	2.6%	(0.1%	)
Research and experimental and Orphan Drug tax credit	9.4%		(63.0% )	1.7%
Effect of federal and state tax rate changes	(6.1%	)	(43.0% )	(4.8%	)
Tax reform impact	13.9%		-	-
Permanent differences	(4.4%	)	0.1%	(1.4%	)
Stock option shortfalls	(3.1%	)	22.3%	(6.1%	)
Change in valuation allowance	(26.0%	)	50.9%	(27.8%	)
Effective tax rate	18.6%		14.7%	0.3%

As of December 31, 2017, we had available, for tax return purposes, unused federal NOLs of approximately $664.8 million, which will expire in various years from 2018 to 2037. Also, we had available, for tax return purposes, unused state NOLs of approximately $569.0 million, which will expire in various years from 2030 to 2037.

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

As of December 31, 2017, we are subject to federal, foreign, and state income tax. Open tax years relate to years in which unused net operating losses were generated or, if used, for which the statute of limitation for examination by taxing authorities has not expired. Our open tax years extend back to 1997. No amounts of interest or penalties were recognized in our consolidated statements of operations or consolidated balance sheets as of and for the years ended December 31, 2017, 2016, and 2015.

Our R&E and Orphan Drug tax credit carry-forwards of approximately $34.2 million at December 31, 2017 expire in various years from 2018 to 2037.

As of December 31, 2017, and 2016, we have not recognized any liability for uncertain tax positions, because of our full valuation allowance on net operating losses and R&E credits. We will recognize interest and penalties related to these positions, should such costs be assessed. The recognition of unrecognized tax benefits would not affect our effective tax rate because the tax benefit would be offset by an increase in our valuation allowance.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended December 31, 2017 and 2016.

	2017	2016
Beginning uncertain tax benefits	$2,661	$2,661
Prior year - increases (decreases)	(710)	-
Current year - increases (decreases)	-	-
Settlements	-	-
Expired statuses	-	-
Ending uncertain tax benefits	$1,951	$2,661

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

14. Net (Loss) Income Per Share

Our basic net (loss) income per share attributable to Progenics amounts have been computed by dividing net (loss) income attributable to Progenics by the weighted-average number of common shares outstanding during the period. For 2017 and 2015 we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive. As a result, basic and diluted EPS are the same for 2017 and 2015. For 2016, we reported net income, and the computation of diluted earnings per share is based upon the weighted-average number of our common shares and dilutive effect of stock options (determined using the treasury stock method).

In applying the treasury stock method for the calculation of diluted EPS, amounts of unrecognized compensation expense are required to be included in the assumed proceeds in the denominator of the diluted EPS calculation unless they are anti-dilutive. We have made an accounting policy decision to calculate windfall tax benefits/shortfalls, for purposes of diluted EPS calculation, excluding the impact of deferred tax assets. This policy decision will apply when we have net income and windfall tax benefits/shortfalls are realizable.

The calculations of net (loss) income per share, basic and diluted, are as follows:

	Net (loss) income	Weighted-average
	attributable	shares
	to Progenics	outstanding	Per share
	(Numerator)	(Denominator)	amount
2017
Basic and diluted	$(51,013)	70,284	$(0.73)

2016
Basic	$10,806	70,003	$0.15
Dilutive effect of stock options	-	152
Diluted	$10,806	70,155	$0.15

2015
Basic and diluted	$(39,112)	69,716	$(0.56)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of the diluted net (loss) income per share:

	2017	2016	2015
Stock options	2,395	3,577	6,381
Contingent consideration liability(1)	2,824	1,644	2,827
Total securities excluded	5,219	5,221	9,208

___________________________

(1) Calculated as follows: (a) the contingent consideration liability balance at December 31 divided by (b) the closing stock price of our common stock on the last day of trading of the fiscal year.

PROGENICS PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(amounts in thousands, except per share amounts or as otherwise noted)

15. Unaudited Quarterly Results (unaudited)

Summarized quarterly financial data during 2017 and 2016 are as follows:

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues	$2,347	$2,765	$2,697	$3,889
Net (loss) income	$(16,360)	$(16,636)	$(15,352)	$(2,665)
Net loss attributable to noncontrolling interests	$-	$-	$-	$-
Net (loss) income attributable to Progenics	$(16,360)	$(16,636)	$(15,352)	$(2,665)
Net (loss) income per share attributable to Progenics - basic	$(0.23)	$(0.24)	$(0.22)	$(0.04)
Net (loss) income per share attributable to Progenics - diluted	$(0.23)	$(0.24)	$(0.22)	$(0.04)

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Revenues (1)	$2,450	$8,476	$53,850	$4,653
Net (loss) income	$(12,673)	$(5,657)	$36,282	$(7,219)
Net loss attributable to noncontrolling interests	$(18)	$(19)	$(21)	$(15)
Net (loss) income attributable to Progenics	$(12,655)	$(5,638)	$36,303	$(7,204)
Net (loss) income per share attributable to Progenics - basic	$(0.18)	$(0.08)	$0.52	$(0.10)
Net (loss) income per share attributable to Progenics - diluted	$(0.18)	$(0.08)	$0.52	$(0.10)

(1) Revenues in the second and fourth quarters of 2016 included $5.0 million and $2.0 million upfront and milestone payments received from Bayer, respectively, and revenues in the third quarter of 2016 included $50.0 million milestone payment received from Valeant.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Allowance for Doubtful Accounts

Year ended December 31,	Beginning Balance	Additions Charged to General and Administrative Expenses	Deductions Accounts Written Off During Period	Ending Balance
(in thousands)
2017	$-	$-	$-	$-
2016	$10	$-	$(10)	$-
2015	$10	$-	$-	$10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.

By:	/s/ MARK R. BAKER
Mark R. Baker Chief Executive Officer and Director (Principal Executive Officer)

Date: March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ PETER J. CROWLEY	Chairman	March 8, 2018
Peter J. Crowley

/s/ MARK R. BAKER	Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2018
Mark R. Baker

/s/ BRADLEY CAMPBELL	Director	March 8, 2018
Bradley Campbell

/s/ KAREN J. FERRANTE	Director	March 8, 2018
Karen J. Ferrante, M.D.

/s/ MICHAEL D. KISHBAUCH	Director	March 8, 2018
Michael D. Kishbauch

/s/ DAVID A. SCHEINBERG	Director	March 8, 2018
David A. Scheinberg, M.D., Ph.D.

/s/ NICOLE S. WILLIAMS	Director	March 8, 2018
Nicole S. Williams

/s/ PATRICK FABBIO	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2018
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

10.39(14) †	License Agreement, dated September 1, 2012, by and between FUJIFILM RI Pharma Co., Ltd. and Molecular Insight Pharmaceuticals, Inc.
10.40(15) †	License Agreement, dated May 4, 2012, between Molecular Insight Pharmaceuticals, Inc., the University of Zurich and the Paul Scherrer Institute.
10.41(16)	License Agreement, dated as of December 15, 2000, between Molecular Insight Pharmaceuticals, Inc. and The Board of Governors of the University of Western Ontario.
10.43(17)	Controlled Equity OfferingSM Sales Agreement dated as of January 23, 2014, by and between the Registrant and Cantor Fitzgerald & Co.
10.45(12) †	Collaboration Agreement, effective February 21, 2001, by and between Abgenix, Inc. and PSMA Development Company, LLC.
10.46 (18) †	Lease, dated December 31, 2015, between Progenics Pharmaceuticals, Inc. and WTC TOWER 1 LLC.
10.47(19) †	License Agreement, dated as of 30 July, 2015 between the Registrant and The Johns Hopkins University.
10.48(19)	Employment Offer Letter Agreement between the Registrant and Sheldon Hirt.
10.49(19)	Employment Offer Letter Agreement between the Registrant and Patrick Fabbio.
10.50(20)	Exclusive License Agreement, dated as of April 28, 2016, between PSMA Development Company LLC and Bayer AS.
10.51(21)	Assignment and Assumption Agreement, dated as of May 6, 2016, between Progenics Pharmaceuticals, Inc., BMR-Landmark at Eastview LLC and Regeneron Pharmaceuticals, Inc.
10.52(22)	Loan Agreement, dated as of November 4, 2016, between Progenics Pharmaceuticals, Inc. through its wholly-owned subsidiary MNTX Royalties Sub LLC, and Healthcare Royalty Partners.
10.53(23)	Controlled Equity OfferingSM Sales Agreement, dated January 6, 2017, between Progenics Pharmaceuticals, Inc. and Cantor Fitzgerald & Co.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Patrick Fabbio, Senior Vice President and Chief Financial Officer of the Registrant pursuant to 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

E-1

32.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2

Certification of Patrick Fabbio, Senior Vice President and Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

*	Exhibits footnoted as previously filed have been filed as an exhibit to the document of the Registrant or other registrant referenced in the footnote below, and are incorporated by reference herein.

(1)	Previously filed in Current Report on Form 8-K filed on June 13, 2013.
(2)	Previously filed in Current Report on Form 8-K filed on January 30, 2017.
(3)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.
(4)	Previously filed in Registration Statement on Form S-8, Commission File No. 333-120508.
(5)	Previously filed in Current Report on Form 8-K filed on June 18, 2014.
(6)	Previously filed in Current Report on Form 8-K filed on July 8, 2008.
(7)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
(9)	Previously filed in Current Report on Form 8-K filed on November 28, 2012.
(10)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2005.
(11)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(12)	Previously filed in Amendment No. 2 to Annual Report on Form 10-K/A for the year ended December 31, 2009.
(13)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.
(14)	Previously filed in Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
(15)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2013.
(16)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-129570 filed by Molecular Insight Pharmaceuticals, Inc.
(17)	Previously filed in Registration Statement on Form S-3, Commission File No. 333-193521.
(18)	Previously filed in Current Report on Form 8-K filed on January 5, 2016.
(19)	Previously filed in Annual Report on Form 10-K for the year ended December 31, 2015.
(20)	Previously filed in Current Report on Form 8-K filed on May 4, 2016.
(21)	Previously filed in Current Report on Form 8-K filed on May 10, 2016.
(22)	Previously filed in Current Report on Form 8-K filed on November 7, 2016.
(23)	Previously filed in Registration Statement on Form S-3, Commission File No. 333-215454

†	Confidential treatment granted as to certain portions omitted and filed separately with the Commission.
‡	Management contract or compensatory plan or arrangement.

E-2