Form 10-Q
period 2018-03-31
PROGENICS PHARMACEUTICALS INC
filed 2018-05-09
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of May 4, 2018, a total of 73,718,684 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$83,431	$90,642
Restricted cash	2,444	-
Accounts receivable, net	3,512	3,972
Other current assets	2,455	2,256
Total current assets	91,842	96,870

Property and equipment, net	3,905	4,122
Intangible assets, net	30,316	30,369
Goodwill	13,074	13,074
Restricted cash	1,524	1,522
Total assets	$140,661	$145,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,596	$3,359
Accrued expenses	7,920	9,555
Current portion of debt, net	4,735	2,445
Total current liabilities	14,251	15,359

Long-term debt, net	45,015	47,242
Contingent consideration liability	17,600	16,800
Deferred tax liability	1,575	1,575
Other liabilities	1,601	1,528
Total liabilities	80,042	82,504

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 72,965 shares in 2018 and 71,645 shares in 2017	95	93
Additional paid-in capital	619,041	609,829
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Subscription receivable	(750)	(2,109)
Accumulated other comprehensive loss	(51)	(33)
Accumulated deficit	(554,975)	(541,586)
Total stockholders’ equity	60,619	63,453
Total liabilities and stockholders’ equity	$140,661	$145,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenue:
Royalty income	$3,058	$2,119
License revenue	130	215
Other revenue	1	13
Total revenue	3,189	2,347

Operating expenses:
Research and development	8,110	10,005
General and administrative	6,697	5,695
Change in contingent consideration liability	800	1,900
Total operating expenses	15,607	17,600

Operating loss	(12,418)	(15,253)

Other (expense) income:
Interest (expense) income, net	(1,006)	(1,107)
Total other (expense) income	(1,006)	(1,107)

Net loss	$(13,424)	$(16,360)

Net loss per share - basic and diluted	$(0.19)	$(0.23)
Weighted-average shares - basic and diluted	72,517	70,196

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(13,424)	$(16,360)
Other comprehensive loss:
Foreign currency translation adjustments	(18)	18
Comprehensive loss	$(13,442)	$(16,342)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Common Stock				Accumulated
	Common Stock		Subscribed		Additional		Other		Treasury Stock		Total
	Number	Par	Number	Par	Paid-in	Accumulated	Comprehensive	Subscription	Number		Stockholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Loss	Receivable	of Shares	Cost	Equity
Balance at December 31, 2017	71,325	$93	320	$-	$609,829	$(541,586)	$(33)	$(2,109)	(200)	$(2,741)	$63,453
Net loss	-	-	-	-	-	(13,424)	-	-	-	-	(13,424)
Foreign currency translation adjustments	-	-	-	-	-	-	(18)	-	-	-	(18)
Stock-based compensation expense	-	-	-	-	1,048	-	-	-	-	-	1,048
Cumulative effect of ASU 2014-09 adoption	-	-	-	-	-	35	-	-	-	-	35
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	1,537	2	(320)	-	7,414	-	-	2,109	-	-	9,525
Subscription of common stock in connection with at-the-market offering, net of commissions	-	-	103	-	750	-	-	(750)	-	-	-
Balance at March 31, 2018	72,862	$95	103	$-	$619,041	$(554,975)	$(51)	$(750)	(200)	$(2,741)	$60,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(13,424)	$(16,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,048	603
Depreciation and amortization	286	256
Gain on sale of fixed assets	-	(15)
Paid in-kind interest	-	(13)
Non-cash interest expense	63	61
Change in fair value of contingent consideration liability	800	1,900
Changes in assets and liabilities:
Accounts receivable	491	2,767
Other current assets	(204)	638
Other assets	-	-
Accounts payable	(1,757)	402
Accrued expenses	(1,632)	(3,066)
Other current liabilities	-	-
Other liabilities	73	81
Net cash used in operating activities	(14,256)	(12,746)
Cash flows from investing activities:
Purchases of property and equipment	(16)	(145)
Proceeds from sale of fixed assets	-	32
Net cash used in investing activities	(16)	(113)
Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with at-the-market offering	9,524	-
Proceeds from exercise of stock options	-	232
Net cash provided by financing activities	9,524	232
Effect of currency rate changes on cash, cash equivalents and restricted cash	(17)	25
Net decrease in cash, cash equivalents, and restricted cash	(4,765)	(12,602)
Cash, cash equivalents, and restricted cash at beginning of period	92,164	140,910
Cash, cash equivalents, and restricted cash at end of period	$87,399	$128,308

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above:

Cash, cash equivalents, and restricted cash information
Cash and cash equivalents at beginning of period	90,642	138,909
Restricted cash included in long-term assets at the beginning of period	1,522	2,001
Cash, cash equivalents, and restricted cash at beginning of period	$92,164	$140,910

Cash and cash equivalents at end of period	83,431	126,306
Restricted cash included in current assets at the end of period	2,444	-
Restricted cash included in long-term assets at the beginning of period	1,524	2,002
Cash, cash equivalents, and restricted cash at end of period	$87,399	$128,308

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

On October 31, 2017, we completed the rolling submission of our NDA for AZEDRA. The FDA has accepted our NDA for review, granted our request for Priority Review, and set an initial action date of April 30, 2018 under the Prescription Drug User Fee Act (“PDUFA”), which was extended in March by three months to July 30, 2018. We are developing AZEDRA as a treatment for patients with malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma, which are rare neuroendocrine tumors. There are currently no approved therapies in the U.S. for these ultra-rare diseases. While AZEDRA has received Breakthrough Therapy, Orphan Drug, and Fast Track designations from the FDA, there can be no assurance that our NDA will be approved.

We have in the past considered opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs, and we continue to do so. We may in the future also in-license or acquire additional oncology compounds and/or programs.

Our current principal sources of revenue from operations are royalty, development and commercial milestones from Valeant and Bayer AG (“Bayer”). Royalty and further milestone payments from Valeant or Bayer depend on success in development and commercialization, which is dependent on many factors, such as Valeant or Bayer’s respective efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of the licensed products.

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

Liquidity

At March 31, 2018, we had $83.4 million of cash and cash equivalents, a decrease of $7.2 million from $90.6 million at December 31, 2017. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year from the filing date of this Form 10-Q. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses.

During the first quarter of 2018, we raised net proceeds of $9.5 million in at-the-market transactions under a controlled equity offering sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). (See Note 10. Stockholders’ Equity for additional information).

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

Our interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements but do not include all disclosures required by GAAP. Certain prior period amounts in our condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Reclassifications

On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) – Restricted Cash and ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Accordingly, the condensed consolidated statement of cash flow for the three months ended March 31, 2017 has been re-casted to conform with the current period presentation under this new guidance (refer to our condensed consolidated statements of cash flows included in this filing for a reconciliation of cash, cash equivalents and restricted cash).

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or the “Topic 606”). The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We adopted ASU 2014-09 on January 1, 2018, using the modified retrospective method, for all contracts not completed as of the date of adoption. The adoption of ASU 2014-09 represents a change in accounting principle that will more closely align revenue recognition with the transfer of promised goods or services to the customer. We implemented internal controls in 2017 to ensure we adequately evaluated our contracts and properly assessed the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate adoption on January 1, 2018. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.

Based on the evaluation of our current contracts, revenue recognition is consistent under ASC 605 Revenue Recognition and ASC 606 Revenue from Contracts with Customers, except for revenue from variable consideration bonus payments under our software licensing arrangements. The cumulative effect of applying ASU 2014-09 to all contracts that were not completed as of January 1, 2018 was recorded as a post-adoption adjustment of approximately $35 thousand to the opening balance of accumulated deficit, with a corresponding increase to accounts receivable. Subsequent to the adoption of the new standard, variable consideration related to the bonus payments will be estimated and recognized when it is probable that a significant reversal of revenue will not occur.

Under this new guidance, we recognize revenue when our customers obtain control of the promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine whether arrangements are within the scope of this new guidance, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligations.

For contracts determined to be within the scope of Topic 606, we assess the goods or services promised within each contract for the purpose of identifying them as performance obligations. We must apply judgement in assessing whether each promised good or service is distinct. If a promised good or service is not distinct, we will combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

The transaction price is then determined and allocated to the identified performance obligations in proportion to their standalone selling prices, which requires significant judgment. Variable consideration, which is estimated using the expected value method or the most likely amount method, is included in the transaction price only if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

For arrangements that include development, regulatory or sales milestone payments, we evaluate whether the milestones are probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are generally not considered probable of being achieved until those approvals are received.

We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We identified the following revenue streams from contracts with customers as part of our assessment: (1) royalties, (2) licensing and software licensing arrangements, and (3) other revenue. The following table summarizes revenue from contracts with customers for the three months ended March 31, 2018:

Royalty income	$3,058
License revenue	130
Other revenue	1
Total revenue	$3,189

Royalty income - represents revenue from the sales-based royalties under our intellectual property licensing arrangements and is recognized upon net sales of the licensed products.

License revenue - represents revenue from upfront payments (fixed consideration) and development and sales milestones, sublicense payments, support and service payments and sales-based bonus payments (variable consideration) under our licensing or software arrangements. The fixed consideration will be recognized as revenue at the time when the transfer of know-how is completed. The variable consideration will be estimated using the most likely amount method and recognized only when we have “a high degree of confidence” that revenue will not be reversed in a subsequent reporting periods.

Other revenue – represents revenue from product sales of research reagents, and is recognized upon shipment to the end customer, which is when control of the product is deemed to be transferred.

We had customer contract balances of $3.5 million and $4.0 million as of March 31, 2018 and December 31, 2017, respectively, primarily related to the royalty revenue stream (see Note 5. Accounts Receivable).

Restricted Cash

Restricted cash included in current assets on our condensed consolidated balance sheets of $2.4 million at March 31, 2018, represents funds restricted for the payment of interest and principal on the royalty-backed loan agreement (see Note 9. Non-Recourse Long-Term Debt, Net for additional information), and the restricted cash included in long-term assets of $1.5 million at March 31, 2018 and December 31, 2017, represents collateral for letter of credit securing a lease obligation. We believe the carrying value of these assets approximates fair value.

Foreign Currency Translation

Our international subsidiaries generally consider their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss (“AOCL”) in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three months ended March 31, 2018 or 2017.

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $1.9 million and $1.7 million as of March 31, 2018 and December 31, 2017, respectively. The following table summarizes our property and equipment (in thousands):

	March 31,	December 31,
	2018	2017
Machinery and equipment	$2,516	$2,516
Leasehold improvements	1,734	1,734
Computer equipment	711	714
Furniture and fixtures	879	874
Construction in progress	13	-
Property and equipment, gross	5,853	5,838
Less - accumulated depreciation	(1,948)	(1,716)
Property and equipment, net	$3,905	$4,122

Note 2. New Accounting Pronouncements

Recently Adopted

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. Additionally, ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments on the balance sheet. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements, as we do not have any equity investments.

In January 2017, the FASB issued ASU No. 2017-01 (“ASU 2017-01”), Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 (“ASU 2017-04”), Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Note 3. Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2018 and 2017, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive.

The calculations of net loss per share, basic and diluted, are as follows (amounts in thousands, except per share data):

		Weighted-Average
		Shares
	Net Loss	Outstanding	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2018
Basic and diluted	$(13,424)	72,517	$(0.19)
Three months ended March 31, 2017
Basic and diluted	$(16,360)	70,196	$(0.23)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock options	3,483	1,150
Contingent consideration liability	2,359	1,706
Total securities excluded	5,842	2,856

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

We believe the carrying amounts of our cash equivalents, restricted cash, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of March 31, 2018 and December 31, 2017.

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

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at March 31, 2018
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$80,409	$80,409	$-	$-
Total assets	$80,409	$80,409	$-	$-

Liabilities:
Contingent consideration liability	$17,600	$-	$-	$17,600
Total liabilities	$17,600	$-	$-	$17,600

		Fair Value Measurements at December 31, 2017
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$87,231	$87,231	$-	$-
Total assets	$87,231	$87,231	$-	$-

Liabilities:
Contingent consideration liability	$16,800	$-	$-	$16,800
Total liabilities	$16,800	$-	$-	$16,800

The contingent consideration liability of $17.6 million as of March 31, 2018 represents the estimated fair value of the future potential milestone payments to former MIP stockholders (shown in the tables below).

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
	$70,000

We consider this liability a Level 3 instrument (one with significant unobservable inputs) in the fair value hierarchy. The estimated fair value was determined based on probability adjusted discounted cash flow and Monte Carlo simulation models that included significant estimates and assumptions pertaining to commercialization events and sales targets. The most significant unobservable inputs are the probabilities of achieving regulatory approval of the development projects and subsequent commercial success.

Significant changes in any of the probabilities of success or the probabilities as to the periods in which milestones will be achieved, would result in a significantly higher or lower fair value measurement. We record the contingent consideration liability at fair value with changes in estimated fair values recorded in change in contingent consideration liability in our condensed consolidated statements of operations.

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at March 31, 2018 and December 31, 2017 (in thousands). The increase in the contingent consideration liability of $0.8 million during the three months ended March 31, 2018 was primarily attributable to the reduction in the discount period.

	Fair Value at
	March 31,
	2018	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$5,500	Probability adjusted discounted	Probability of success		72%
		cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,600	Probability adjusted discounted	Probability of success		59%
		cash flow model	Period of expected milestone achievement		2020
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2025
			Discount rate		10%
Net sales targets	7,100	Monte-Carlo simulation	Probability of success	16%	-	72%
			Discount rate		10%
Total	$17,600

	Fair Value at
	December 31,
	2017	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$5,500	Probability adjusted discounted	Probability of success		72%
		cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,500	Probability adjusted discounted	Probability of success		59%
		cash flow model	Period of expected milestone achievement		2020
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2025
			Discount rate		10%
Net sales targets	6,400	Monte-Carlo simulation	Probability of success	16%	-	72%
			Discount rate		10%
Total	$16,800

For those financial instruments with significant Level 3 inputs, the following tables summarize the activities for the periods indicated:

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$16,800	$14,200
Fair value change included in net loss	800	1,900
Balance at end of period	$17,600	$16,100

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$800	$1,900

Note 5. Accounts Receivable

Our accounts receivable represent amounts due to us from royalties, collaborators, and sales of research reagents, and consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Royalties	$3,058	$3,683
Collaborators	168	13
Other	286	276
Accounts receivable, net	$3,512	$3,972

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized, but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders’ equity). No goodwill impairment has been recognized as of March 31, 2018 or 2017.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2018	$13,074	$28,700	$1,669
Amortization expense	-	-	(53)
Balance at March 31, 2018	$13,074	$28,700	$1,616

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2017	$13,074	$28,700	$1,881
Amortization expense	-	-	(53)
Balance at March 31, 2017	$13,074	$28,700	$1,828

Note 7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Accrued clinical trial costs	$2,765	$2,570
Accrued consulting and service fee expenses	1,274	1,860
Accrued interest	1,205	-
Accrued payroll and related costs	1,069	2,400
Accrued legal and professional fees	713	1,022
Accrued contract manufacturing costs	500	666
Other	394	1,037
Accrued expenses	$7,920	$9,555

Note 8. Commitments and Contingencies

We are or may be involved in disputes, governmental and/or regulatory inspections, inquiries, investigations, and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect us, our results of operations, financial condition, and cash flows. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our consolidated results of operations, financial position, or cash flows.

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

On October 25, 2016, Progenics, Valeant, and Wyeth LLC received a notification of a Paragraph IV certification with respect to certain patents for RELISTOR Tablets. The certification accompanied the filing by Actavis LLC of an ANDA challenging such patents for RELISTOR Tablets and seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of these patents expire.

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

On February 9, 2018, Plaintiffs, including Progenics, Salix Pharmaceuticals, Inc, Valeant and Wyeth, LLC, filed a Motion And Brief For Partial Summary Judgment on the validity of claim 8 of U.S. Patent 8,552,025 (the “025 Patent”) with the United States District Court of New Jersey. On February 16, 2018, the Court denied Defendant’s motion to strike the Summary Judgment motion, ordering Defendant to respond by February 20, 2018, with an extension available. On May 1, 2018, the US District Court of New Jersey granted the motion for partial summary judgement of validity of the 025 Patent, a formulation patent for RELISTOR (methylnaltrexone bromide) Injection. Defendants in the case, including Mylan Inc, Mylan Laboratories LTD, Mylan Pharmaceuticals Inc., and Actavis LLC, had previously stipulated to infringement of claim 8 and have no remaining invalidity defenses. The ruling prevents generic competition in the United States until 2024. In the upcoming trial on June 4, 2018, the court is expected to decide the infringement and validity of other patents that could prevent generic RELISTOR vials until 2029 and generic RELISTOR syringes until 2030.

In July 2017, we received notification of a Paragraph IV certification from Par Pharmaceuticals with respect to Orange Book listed patents for RELISTOR subcutaneous injection. Valeant timely filed suit against Par.

In addition to the above described ANDA notifications, in October 2015 Progenics received notices of opposition to three European patents relating to methylnaltrexone. The oppositions were filed separately by each of Actavis Group PTC ehf. and Fresenius Kabi Deutschland GmbH. The matters are on appeal with the European Patent Office.

In each of the above-described proceedings, Progenics and Valeant continue to cooperate closely to vigorously defend and enforce RELISTOR intellectual property rights. Pursuant to the RELISTOR license agreement between Progenics and Valeant, Valeant has the first right to enforce the intellectual property rights at issue and is responsible for the costs of such enforcement.

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

Under the terms of the loan agreement, payments of interest and principal, if any, under the loan will be made on the last day of each calendar quarter out of RELISTOR royalty payments received since the immediately-preceding payment date. On each payment date prior to March 31, 2018, RELISTOR royalty payments received since the immediately preceding payment date were applied solely to the payment of interest on the loan, with any royalties in excess of the interest amount retained by us. Beginning on March 31, 2018, 50% of RELISTOR royalty payments received since the immediately-preceding payment date in excess of accrued interest on the loan will be used to repay the principal of the loan, with the balance retained by us. HCRP did not transfer first quarter 2018 interest and principal from the blocked account until April 2, 2018, as such, $2.4 million (representing both interest and principal) is restricted as of March 31, 2018 and included as restricted cash in current assets, and $1.2 million of interest is accrued and included in accrued expenses on our condensed consolidated balance sheet as of March 31, 2018. Starting on September 30, 2021, all of the RELISTOR royalties received since the immediately-preceding payment date will be used to repay the interest and outstanding principal balance until the balance is fully repaid. The loan has a maturity date of June 30, 2025. Upon the occurrence of certain triggers in the loan agreement, or if HCRP so elects on or after January 1, 2018, all of the RELISTOR royalty payments received after the immediately-preceding payment date shall be applied to the payment of interest and repayment of principal until the principal of the loan is fully repaid. In the event of such an election by HCRP, we have the right to repay the loan without any prepayment penalty.

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

The following tables summarize the components of the Royalty-Backed Loan in our condensed consolidated financial statements for the periods presented (in thousands):

	March 31,	December 31,
Condensed Consolidated Balance Sheets	2018	2017
Outstanding principal balance, current portion	$4,981	$2,686
Unamortized debt discount, current portion	(246)	(241)
Current portion of debt, net	$4,735	$2,445

Outstanding principal balance, long-term portion	$45,771	$48,066
Unamortized debt discount, long-term portion	(756)	(824)
Long-term debt, net	$45,015	$47,242

	Three Months Ended
	March 31,
Condensed Consolidated Statements of Operations	2018	2017
Interest expense	$1,205	$1,192
Non-cash interest expense	63	61
Total interest expense included in interest (expense) income, net	$1,268	$1,253

As of March 31, 2018, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

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

During the first quarter of 2018, we sold a total of 1,537,528 shares of our common stock in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions and other transaction costs, of approximately $9.5 million at an average selling price of $6.33 per share. At March 31, 2018, we had 103,100 shares of our common stock subscribed in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions and other transaction costs, of approximately $0.8 million at an average selling price of $7.50 per share. Accordingly, we have recorded a subscription receivable of $0.8 million as a reduction of stockholders’ equity in our consolidated balance sheet at March 31, 2018.

Accumulated Other Comprehensive Loss

The following table summarizes the components of AOCL at March 31, 2018 (in thousands):

	Foreign
	Currency
	Translation	AOCL
Balance at January 1, 2018	$(33)	$(33)
Foreign currency translation adjustment	(18)	(18)
Balance at March 31, 2018	$(51)	$(51)

We did not have any reclassifications out of AOCL to losses during the three months ended March 31, 2018 or 2017.

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

Stock Options

The following table summarizes stock options activity for the three months ended March 31, 2018 (in thousands, except per share data or as otherwise noted):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2018	5,535	$7.25	6.04
Granted	1,313	$6.61
Exercised	-	N/A
Cancelled	(24)	$8.78
Expired	(3)	$18.03
Outstanding at March 31, 2018	6,821	$7.12	6.57
Exercisable at March 31, 2018	4,349	$6.88	5.04
Vested and expected to vest at March 31, 2018	6,181	$7.08	6.28

The weighted-average fair value of options granted during the three months ended March 31, 2018 and 2017 was $4.34 and $7.60 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $8.3 million for stock options outstanding, $6.2 million for stock options exercisable, and $7.8 million for stock options vested and expected to vest as of March 31, 2018. The total intrinsic value for stock options exercised during the three months ended March 31, 2017 was approximately $167 thousand. No stock options were exercised during the three months ended March 31, 2018.

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

	Three Months Ended
	March 31,
	2018	2017
Risk-free interest rate	2.68%	2.22%
Expected life (in years)	6.66	6.73
Expected volatility	69%	72%
Expected dividend yield	--	--

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Research and development expenses	$525	$235
General and administrative expenses	523	368
Total stock-based compensation expense	$1,048	$603

At March 31, 2018, unrecognized stock-based compensation expense related to stock options was approximately $8.8 million and is expected to be recognized over a weighted-average period of approximately 2.6 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in understanding the business of Progenics Pharmaceuticals, Inc. and its subsidiaries (the “Company”, “Progenics”, “we”, or “us”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2017. Our results of operations discussed in MD&A are presented in conformity with accounting principles generally accepted in the U.S. (“GAAP”). We operate under a single research and development business segment. Therefore, our results of operations are discussed on a consolidated basis.

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

Overview

Business

We develop innovative medicines and other technologies to target and treat cancer. Our pipeline includes: (1) therapeutic agents designed to precisely target cancer (AZEDRA, 1095, and PSMA TTC); (2) prostate-specific membrane antigen (“PSMA”) targeted imaging agents for prostate cancer (1404 and PyLTM); and (3) imaging analysis technology. Our first commercial product, RELISTOR (methylnaltrexone bromide) for opioid-induced constipation, is partnered with Salix Pharmaceuticals, Inc. (a wholly-owned subsidiary of Valeant Pharmaceuticals International, Inc. (“Valeant”)).

On October 31, 2017, we completed the rolling submission of our NDA for AZEDRA. The FDA has accepted our NDA for review, granted our request for Priority Review, and set an initial action date of April 30, 2018 under the PDUFA, which was extended in March by three months to July 30, 2018. We are developing AZEDRA as a treatment for patients with malignant, recurrent, and/or unresectable pheochromocytoma and paraganglioma, which are rare neuroendocrine tumors. There are currently no approved therapies in the U.S. for the treatment of these ultra-rare diseases. While AZEDRA has received Breakthrough Therapy, Orphan Drug, and Fast Track designations from the FDA, there can be no assurance that our NDA will be approved.

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

Pipeline

Our goal is to become a preeminent, patient-centric oncology company and we intend to make a difference in how patients with prostate cancer, pheochromocytoma, and paraganglioma are diagnosed and treated. Our pipeline includes the following products and product candidates:

Product / Candidate	Description	Status
Ultra-Orphan
AZEDRA	Treatment of malignant and/or recurrent and/or unresectable pheochromocytoma and paraganglioma	New Drug Application ("NDA") submitted and accepted by the U.S. Food and Drug Administration ("FDA"); target action date of July 30, 2018 under the Prescription Drug User Fee Act ("PDUFA")
Expanded Access Program in progress

Prostate Cancer
1404	Technetium-99m PSMA-targeted SPECT/CT imaging agent for prostate cancer	Completed enrollment in Phase 3 trial
PyL	Flourine-18 PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 2/3 trial in progress
1095	Iodine-131 PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 1 trial in progress
PSMA TTC (Targeted Thorium Conjugate) [antibody licensed to Bayer]	Thorium-227 PSMA-targeted antibody conjugate therapeutic for treatment of metastatic prostate cancer	Preclinical development in progress
PSMA CADx	Automated reading of PSMA PET/SPECT/CT images based on artificial intelligence (AI) and deep learning	Development in progress based on 1404 Phase 2 study
automated bone scan index ("aBSI") [licensed to Fuji]	Software that quantifies the hotspots on bone scans and automatically calculates the bone scan index value	Sold in Japan

Opioid-Induced Constipation ("OIC") Treatment
RELISTOR Subcutaneous Injection [licensed to Valeant]	Treatment of OIC in adults with chronic non-cancer pain and treatment of OIC in advanced-illness adult patients receiving palliative care when laxative therapy has not been sufficient	Sold in the U.S., European Union, and Canada
RELISTOR Tablets [licensed to Valeant]	Treatment of OIC in adults with chronic non-cancer pain	Sold in the U.S. (commercialization commenced in third quarter of 2016)

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

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended
	March 31,
	2018	2017	Change
Total revenue	$3,189	$2,347	36%
Operating expenses	$15,607	$17,600	11%
Operating loss	$(12,418)	$(15,253)	19%
Net loss	$(13,424)	$(16,360)	18%

Revenue

Our sources of revenue include royalties and license fees from Valeant and other collaborators and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended
	March 31,
Source	2018	2017	Change
Royalty income	$3,058	$2,119	44%
License revenue	130	215	(40%)
Other revenue	1	13	(92%)
Total revenue	$3,189	$2,347	36%

Royalty income. We recognized royalty income based on the below net sales of RELISTOR as reported to us by Valeant (in thousands).

	Three Months Ended
	March 31,
	2018	2017	Change
U.S.	$20,300	$13,500	50%
Outside U.S.	100	600	(83%)
Worldwide net sales of RELISTOR	$20,400	$14,100	45%

Royalty income increased by $0.9 million, or 44%, during the three months ended March 31, 2018, compared to the same period in 2017, due to higher sales of RELISTOR Tablets.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended
	March 31,
Operating Expenses	2018	2017	Change
Research and development	$8,110	$10,005	19%
General and administrative	6,697	5,695	(18%)
Change in contingent consideration liability	800	1,900	58%
Total operating expenses	$15,607	$17,600	11%

Research and Development (“R&D”)

R&D expenses decreased by $1.9 million, or 19%, during the three months ended March 31, 2018, compared to the same period in 2017. The decrease was primarily attributable to lower clinical trial expenses for AZEDRA.

General and Administrative (“G&A”)

G&A expenses increased by $1.0 million, or 18%, during the three months ended March 31, 2018, compared to the same period in 2017. The increase was primarily attributable to higher costs associated with building commercial capabilities in preparation for a potential AZEDRA approval and launch.

Change in Contingent Consideration Liability

The contingent consideration liability increased by $0.8 million during the three months ended March 31, 2018, primarily attributable to a decrease in the discount period, compared to an increase of $1.9 million in the same period in 2017, resulting primarily from an increase in the probability of success of AZEDRA used to calculate the potential milestone payments.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

	Three Months Ended
	March 31,
	2018	2017	Change
Interest (expense) income, net	$(943)	$(1,046)	10%
Other expense, net	(63)	(61)	(3%)
Other (expense) income, net	$(1,006)	$(1,107)	9%

Total other (expense) income, net decreased by $0.1 million, or 9%, during the three months ended March 31, 2018, compared to the same period in 2017.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$83,431	$90,642
Accounts receivable, net	$3,512	$3,972
Total assets	$140,661	$145,957
Working capital	$77,591	$81,511

Our current principal sources of revenue from operations are royalties, development and commercial milestones, and sublicense revenue-sharing payments. Our principal sources of liquidity are our existing cash and cash equivalents. As of March 31, 2018, we had cash and cash equivalents of approximately $83.4 million, a decrease of $7.2 million from $90.6 million at December 31, 2017. We will continue to have significant cash requirements to support product development activities and the potential commercial launch of AZEDRA if approved by the FDA. The amount and timing of our cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. The amount of cash on-hand will depend on the progress of various clinical programs, the timing of our commercialization effort scale-up, and the achievement of various milestones and royalties under our existing license agreements.

We believe that our current cash and cash equivalents, which includes $14.5 million of net proceeds received through March 31, 2018 from the sale of our stock in at-the-market transactions under a controlled equity offering sales agreement (see Shelf Registration section below for additional details), together with the net proceeds of approximately $7.5 million received from additional at-the-market transactions in April 2018, will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing license agreements, and cash that we may raise through future capital raising and other financing transactions.

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

During the first quarter of 2018, we sold a total of 1,537,528 shares of our common stock in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions, of approximately $9.5 million at an average selling price of $6.33 per share. At March 31, 2018, we had 103,100 shares of our common stock subscribed in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions, of approximately $0.8 million at an average selling price of $7.50 per share. Accordingly, we have recorded a subscription receivable of $0.8 million as a reduction of stockholders’ equity in our consolidated balance sheet at March 31, 2018. Subsequent to the close of the quarter, in April 2018, we sold an additional 953,601 shares of our common stock in at-the-market transactions under the Sales Agreement for net proceeds, after deducting commissions, of approximately $6.8 million at an average selling price of $7.32 per share. Together with the subscription receivable, we received net proceeds of approximately $7.5 million in April 2018.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net cash used in operating activities	$(14,256)	$(12,746)
Net cash used in investing activities	$(16)	$(113)
Net cash provided by financing activities	$9,524	$232

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2018 was primarily attributable to operating expenses, net of non-cash items.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 was primarily related to capital expenditures.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2018 was primarily attributable to net proceeds from the sale of our common stock in at-the-market transactions.

Off-Balance Sheet Arrangements and Guarantees

We have no obligations under off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, they are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2018 as noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have variable interest rates and totaled $80.4 million at March 31, 2018. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our condensed consolidated results of operations, and during the three months ended March 31, 2018 and 2017, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no other material changes from the information discussed in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2017. We are or may be from time to time involved in various other disputes, governmental, and/or regulatory inspections, inquiries, investigations, and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect us, our results of operations, financial condition, and cash flows. Refer to our discussion in Note 8. Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017. You should carefully consider the risks and uncertainties we discussed in our Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occurs, our business, financial condition, operating results, or liquidity could be materially harmed.

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

PROGENICS PHARMACEUTICALS, INC.
Date: May 9, 2018	By:	/s/ Patrick Fabbio
Patrick Fabbio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)