Form 10-Q
period 2018-09-30
PROGENICS PHARMACEUTICALS INC
filed 2018-11-08
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

As of November 5, 2018, a total of 84,542,514 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$148,851	$90,642
Accounts receivable, net	5,821	3,972
Other current assets	2,237	2,256
Total current assets	156,909	96,870

Property and equipment, net	3,977	4,122
Intangible assets, net	6,893	30,369
Goodwill	13,074	13,074
Restricted cash	1,529	1,522
Total assets	$182,382	$145,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$629	$3,359
Accrued expenses	7,650	9,555
Current portion of debt, net	8,216	2,445
Total current liabilities	16,495	15,359

Long-term debt, net	38,332	47,242
Contingent consideration liability	10,900	16,800
Deferred tax liability	26	1,575
Other liabilities	1,746	1,528
Total liabilities	67,499	82,504

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 84,742 shares in 2018 and 71,645 shares in 2017	110	93
Additional paid-in capital	712,111	609,829
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Subscription receivable	-	(2,109)
Accumulated other comprehensive loss	(93)	(33)
Accumulated deficit	(594,504)	(541,586)
Total stockholders’ equity	114,883	63,453
Total liabilities and stockholders’ equity	$182,382	$145,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue:
Royalty income	$5,169	$2,562	$11,757	$7,282
Other revenue	148	135	627	527
Total revenue	5,317	2,697	12,384	7,809

Operating expenses:
Research and development	8,090	10,344	25,547	31,641
Selling, general and administrative	7,075	5,958	21,341	17,986
Intangible impairment charge	23,200	-	23,200	-
Change in contingent consideration liability	(8,000)	700	(5,900)	3,300
Total operating expenses	30,365	17,002	64,188	52,927

Operating loss	(25,048)	(14,305)	(51,804)	(45,118)

Other (expense) income:
Interest (expense) income, net	(762)	(1,047)	(2,698)	(3,230)
Total other (expense) income	(762)	(1,047)	(2,698)	(3,230)

Loss before income tax benefit	(25,810)	(15,352)	(54,502)	(48,348)

Income tax benefit	1,453	-	1,549	-

Net loss	$(24,357)	$(15,352)	$(52,953)	$(48,348)

Net loss per share - basic and diluted	$(0.30)	$(0.22)	$(0.70)	$(0.69)
Weighted-average shares - basic and diluted	80,325	70,270	75,648	70,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(24,357)	$(15,352)	$(52,953)	$(48,348)
Other comprehensive loss:
Foreign currency translation adjustments	(4)	20	(60)	51
Comprehensive loss	$(24,361)	$(15,332)	$(53,013)	$(48,297)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Common Stock				Accumulated
	Common Stock		Subscribed		Additional		Other		Treasury Stock		Total
	Number	Par	Number	Par	Paid-in	Accumulated	Comprehensive	Subscription	Number		Stockholders’
	of Shares	Value	of Shares	Value	Capital	Deficit	Loss	Receivable	of Shares	Cost	Equity
Balance at December 31, 2017	71,325	$93	320	$-	$609,829	$(541,586)	$(33)	$(2,109)	(200)	$(2,741)	$63,453
Net loss	-	-	-	-	-	(52,953)	-	-	-	-	(52,953)
Foreign currency translation adjustments	-	-	-	-	-	-	(60)	-	-	-	(60)
Stock-based compensation expense	-	-	-	-	4,301	-	-	-	-	-	4,301
Cumulative effect of ASU 2014-09 adoption	-	-	-	-	-	35	-	-	-	-	35
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	4,230	5	(320)	-	27,539	-	-	2,109	-	-	29,653
Sale of common stock in public offering, net of underwriting discounts and commissions ($4,500) and offering expenses ($513)	9,091	12	-	-	69,975	-	-	-	-	-	69,987
Exercise of stock options	96	-	-	-	467	-	-	-	-	-	467
Balance at September 30, 2018	84,742	$110	-	$-	$712,111	$(594,504)	$(93)	$-	(200)	$(2,741)	$114,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(52,953)	$(48,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,301	3,124
Depreciation and amortization	1,014	832
Non-cash interest expense	229	172
Deferred income tax	(1,549)	-
Intangible impairment charge	23,200	-
Change in fair value of contingent consideration liability	(5,900)	3,300
Other	-	10
Changes in assets and liabilities:
Accounts receivable	(1,813)	2,245
Other current assets	(1)	2,644
Accounts payable	(2,714)	527
Accrued expenses	(1,874)	(5,732)
Other liabilities	218	242
Net cash used in operating activities	(37,842)	(40,984)
Cash flows from investing activities:
Purchases of property and equipment	(595)	(263)
Proceeds from sale of fixed assets	-	37
Net cash used in investing activities	(595)	(226)
Cash flows from financing activities:
Net proceeds from public offering of common stock	69,987	-
Net proceeds from issuance of common stock in connection with at-the-market offering	29,653	-
Return of estimated interest payment for noncontrolling interest	-	21
Proceeds from exercise of stock options	467	470
Repayment of debt	(3,368)	-
Net cash provided by financing activities	96,739	491
Effect of currency rate changes on cash, cash equivalents and restricted cash	(86)	93
Net decrease in cash, cash equivalents, and restricted cash	58,216	(40,626)
Cash, cash equivalents, and restricted cash at beginning of period	92,164	140,910
Cash, cash equivalents, and restricted cash at end of period	$150,380	$100,284

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the total of the same such amounts shown above for the nine months ended September 30, 2018:

Cash, cash equivalents, and restricted cash information
Cash and cash equivalents at beginning of period	$90,642
Restricted cash included in long-term assets at the beginning of period	1,522
Cash, cash equivalents, and restricted cash at beginning of period	$92,164

Cash and cash equivalents at end of period	$148,851
Restricted cash included in long-term assets at the end of period	1,529
Cash, cash equivalents, and restricted cash at end of period	$150,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Business

Progenics Pharmaceuticals, Inc. and its subsidiaries (“the Company,” “Progenics,” “we” or “us”) is an oncology company focused on the development and commercialization of innovative targeted medicines and other technologies to target and treat cancer.

Highlights of our recent progress include:

●

AZEDRA® approval. U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for AZEDRA (iobenguane I 131) 555 MBq/mL injection for intravenous use. AZEDRA, a radiotherapeutic, is indicated for the treatment of adult and pediatric patients 12 years and older with iobenguane scan positive, unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma who require systemic anticancer therapy. AZEDRA is the first and only approved therapy for this indication.

●

AZEDRA Launch. AZEDRA was launched August 1, 2018. Since August, AZEDRA was added to the National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology for Neuroendocrine and Adrenal Tumors v 3.2018. NCCN Guidelines® are widely recognized and used as the standard for clinical policy in oncology by clinicians and payors. Since AZEDRA’s approval by the FDA, it has also been added to four drug compendia: Clinical Pharmacology©; DRUGDEX®; Lexi-Drugs®; and NCCN. These compendia are recognized by private and public payers, including Centers for Medicare and Medicaid Services (“CMS”) as authoritative sources to be considered in determining drug reimbursement. A field-based team of Nuclear Medicine Technologists/Sales Representatives/Medical Science Liaisons and Access Specialists have been in the field since approval assisting centers of excellence and payers in the preparation for utilizing and reimbursing AZEDRA.

●	Pipeline Advancement
●

We advanced our 1095 program and plan initiate a Phase 2 trial in early 2019. 1095 is a small molecule radiotherapeutic designed to selectively bind to the extracellular domain of prostate specific membrane antigen (“PSMA”). The multicenter, randomized, controlled trial will evaluate the efficacy and safety of 1095 in combination with enzalutamide in patients with metastatic castration-resistant prostate cancer (mCRPC) who are PSMA-avid, chemotherapy naïve, and progressed on abiraterone.

●

We reported topline results from our recently completed Phase 2/3 study of PyL which demonstrated its potential high clinical utility. These results were used to design the pivotal Phase 3 study planned to commence in the fourth quarter.

●

We reported topline results of our recently completed Phase 3 study in 1404. The Phase 3 trial evaluated the specificity of 1404 imaging to identify patients without clinically significant prostate cancer and sensitivity to identify patients with clinically significant disease. Based on the 1404 data and an assessment of the PSMA-targeted imaging agent commercial landscape, we decided to focus our efforts on our PyL PSMA-targeted PET/CT imaging agent and will not further invest in 1404.

We consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs. We may also in-license or acquire additional oncology compounds and/or programs.

Strategic partnerships

●

RELISTOR® (methylnaltrexone bromide) is licensed to Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch Health Companies Inc. (formerly known as Valeant Pharmaceuticals International, Inc.). RELISTOR subcutaneous injection and RELISTOR Tablets are approved by the FDA for the treatment of opioid-induced constipation in adults with chronic non-cancer pain.

●

Bayer AG (“Bayer”) has exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer’s alpha-emitting radionuclides. Bayer is developing PSMA TTC, a thorium-227 labeled PSMA-targeted antibody therapeutic. We expect Bayer to initiate a Phase 1 study of PSMA TTC in patients with metastatic castration-resistant prostate cancer by year-end.

Our current principal sources of revenue from operations are royalty, development and commercial milestones from Bausch and Bayer. Royalty and further milestone payments from Bausch or Bayer depend on success in development and commercialization of RELISTOR and our PSMA antibody technology, respectively, which is dependent on many factors, such as Bausch or Bayer’s respective efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of the licensed products.

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations, and related business activities. Certain of our intellectual property rights are held by wholly-owned subsidiaries. All of our U.S. operations are presently conducted at our headquarters in New York, and the operations of our wholly-owned foreign subsidiary, EXINI Diagnostics A.B. (“EXINI”), are conducted at our facility in Lund, Sweden. We operate under a single operating segment, which includes development and commercialization of pharmaceutical products and other technologies to target, diagnose and treat cancer. Our operating segment is regularly evaluated for financial performance by our chief operating decision maker, who is our Chief Executive Officer.

Liquidity

At September 30, 2018, we had $148.9 million of cash and cash equivalents, an increase of $58.2 million from $90.6 million at December 31, 2017. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year from the filing date of this Form 10-Q. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses.

During the third quarter of 2018, we raised net proceeds of $70.0 million in an underwritten public offering of 9.1 million shares of common stock at a public offering price of $8.25 per share and an additional $4.8 million in at-the-market (“ATM”) transactions under a controlled equity offering sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) of 0.6 million shares of common stock at an average selling price of $8.36 per share. (See Note 10. Stockholders’ Equity for additional information).

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

Reclassifications

On January 1, 2018, we adopted Accounting Standards Update (ASU) No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) – Restricted Cash and ASU No. 2016-15 (“ASU 2016-15”), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Accordingly, the condensed consolidated statement of cash flow for the nine months ended September 30, 2017 has been re-casted to conform with the current period presentation under this new guidance.

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

Based on the evaluation of our current contracts, revenue recognition is consistent under ASC 605 Revenue Recognition and ASC 606 Revenue from Contracts with Customers, except for revenue from variable consideration bonus payments under our software licensing arrangements. The cumulative effect of applying ASU 2014-09 to all contracts that were not completed as of January 1, 2018 was recorded as a post-adoption adjustment of approximately $35 thousand to the opening balance of accumulated deficit on January 1, 2018, with a corresponding increase to accounts receivable. Subsequent to the adoption of the new standard, variable consideration related to the bonus payments are estimated and recognized when it is probable that a significant reversal of revenue will not occur.

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

The transaction price is then determined and allocated to the identified performance obligations in proportion to their estimated fair value, which requires significant judgment. Variable consideration, which is estimated using the expected value method or the most likely amount method, is included in the transaction price only if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

The following table summarizes our revenue streams from contracts with customers for the three and nine months ended September 30, 2018:

	Three months ended	Nine months ended
	September 30, 2018	September 30, 2018
Royalty income	$5,169	$11,757
Other revenue	148	627
Total revenue	$5,317	$12,384

Royalty income - represents revenue from the sales-based royalties under our intellectual property licensing arrangements and is recognized upon net sales of the licensed products.

Other revenue – represents revenue from upfront payments (fixed consideration) and development and sales milestones, sublicense payments, support and service payments and sales-based bonus payments (variable consideration) under our licensing or software arrangements. The fixed consideration will be recognized as revenue at the time when the transfer of know-how is completed. The variable consideration will be estimated using the most likely amount method and recognized only when we have “a high degree of confidence” that revenue will not be reversed in a subsequent reporting period. The other revenue also includes revenue from product sales of research reagents, that is recognized upon shipment to the end customer (i.e. control of the product is deemed to be transferred).

We had receivable contract balances of $5.8 million and $4.0 million as of September 30, 2018 and December 31, 2017, respectively, primarily related to the royalty revenue stream (see Note 5. Accounts Receivable).

Restricted Cash

Restricted cash included in long-term assets of $1.5 million at September 30, 2018 and December 31, 2017, represents collateral for a letter of credit securing a lease obligation. We believe the carrying value of this asset approximates fair value.

Foreign Currency Translation

Our international subsidiaries generally consider their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss (“AOCL”) in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three and nine months ended September 30, 2018 or 2017.

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $2.5 million and $1.7 million as of September 30, 2018 and December 31, 2017, respectively. The following table summarizes our property and equipment (in thousands):

	September 30,	December 31,
	2018	2017
Machinery and equipment	$3,002	$2,516
Leasehold improvements	1,734	1,734
Computer equipment	719	714
Furniture and fixtures	878	874
Construction in progress	97	-
Property and equipment, gross	6,430	5,838
Less - accumulated depreciation	(2,453)	(1,716)
Property and equipment, net	$3,977	$4,122

Note 2. New Accounting Pronouncements

Recently Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or the “Topic 606”). The standard provides a single model for revenue arising from contracts with customers and supersedes current revenue recognition guidance. We adopted ASU 2014-09 on January 1, 2018, using the modified retrospective method, for all contracts not completed as of the date of adoption. (See Note 1. Summary of Significant Accounting Policies for additional information)

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The standard requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, and separate presentation of financial assets and financial liabilities by measurement category and type of financial asset. Additionally, ASU 2016-01 eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments on the balance sheet. We adopted this standard on January 1, 2018. The adoption of this standard did not have a material impact on our consolidated financial statements, as we do not have any equity investments.

In November 2016, the FASB issued ASU No. 2016-18 (“ASU 2016-18”), Statement of Cash Flows (Topic 230) – Restricted Cash. For entities that have restricted cash and are required to present a statement of cash flows, ASU 2016-18 changes the cash flow presentation for restricted cash. We adopted this standard on January 1, 2018. Accordingly, the condensed consolidated statement of cash flow for the nine months ended September 30, 2017 has been re-casted to conform with the current period presentation under this new guidance.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820) (“ASU 2018-13”). The updated guidance improves the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. We are currently assessing the timing and impact of adopting the updated provisions.

Note 3. Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2018 and 2017, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive.

The calculations of net loss per share, basic and diluted, are as follows (amounts in thousands, except per share data):

		Weighted-Average
		Shares
	Net Loss	Outstanding	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended September 30, 2018
Basic and diluted	$(24,357)	80,325	$(0.30)
Nine months ended September 30, 2018
Basic and diluted	$(52,953)	75,648	$(0.70)
Three months ended September 30, 2017
Basic and diluted	$(15,352)	70,270	$(0.22)
Nine months ended September 30, 2017
Basic and diluted	$(48,348)	70,233	$(0.69)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	2,775	3,061	3,277	1,989
Contingent consideration liability	1,738	2,378	1,738	2,378
Total securities excluded	4,513	5,439	5,015	4,367

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

We believe the carrying amounts of our cash equivalents, restricted cash, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of September 30, 2018 and December 31, 2017.

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

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at September 30, 2018
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$145,515	$145,515	$-	$-
Total assets	$145,515	$145,515	$-	$-

Liabilities:
Contingent consideration liability	$10,900	$-	$-	$10,900
Total liabilities	$10,900	$-	$-	$10,900

		Fair Value Measurements at December 31, 2017
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$87,231	$87,231	$-	$-
Total assets	$87,231	$87,231	$-	$-

Liabilities:
Contingent consideration liability	$16,800	$-	$-	$16,800
Total liabilities	$16,800	$-	$-	$16,800

The contingent consideration liability of $10.9 million as of September 30, 2018 represents the estimated fair value of the future potential milestone payments to former MIP stockholders (shown in the tables below).

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

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at September 30, 2018 and December 31, 2017 (in thousands). The decrease in the contingent consideration liability of $8.0 million and $5.9 million during the three and nine months ended September 30, 2018, respectively, was primarily attributable to a decrease in the sales projections and probability of success for 1404, following results from the recently completed Phase 3 trial, whereby only one of the co-primary endpoints was met, partially offset by higher estimated probability of success of AZEDRA and a decrease in the discount period used to calculate the present value of the contingent consideration liability.

	Fair Value at
	September 30,
	2018	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$7,000	Probability adjusted discounted	Probability of success		90%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2025
			Discount rate		10%
Net sales targets	3,500	Monte-Carlo simulation	Probability of success	16%	-	90%
			Discount rate		10%
Total	$10,900

	Fair Value at
	December 31,
	2017	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$5,500	Probability adjusted discounted	Probability of success		72%
		cash flow model	Period of expected milestone achievement		2018
			Discount rate		10%
1404 commercialization	4,500	Probability adjusted discounted	Probability of success		59%
		cash flow model	Period of expected milestone achievement		2020
			Discount rate		10%
1095 commercialization	400	Probability adjusted discounted	Probability of success		16%
		cash flow model	Period of expected milestone achievement		2025
			Discount rate		10%
Net sales targets	6,400	Monte-Carlo simulation	Probability of success	16%	-	72%
			Discount rate		10%
Total	$16,800

For those financial instruments with significant Level 3 inputs, the following tables summarize the activities for the periods indicated:

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$18,900	$16,800	$16,800	$14,200
Fair value change included in net loss	(8,000)	700	(5,900)	3,300
Balance at end of period	$10,900	$17,500	$10,900	$17,500

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(8,000)	$700	$(5,900)	$3,300

Note 5. Accounts Receivable

Our accounts receivable represent amounts due to us from royalties, collaborators, and, to a small extent, sales of research reagents, and consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Royalties	$5,169	$3,683
Other	652	289
Accounts receivable, net	$5,821	$3,972

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

Based on the results from the recently completed 1404 Phase 3 trial, whereby only one of the co-primary endpoints was met, we changed our third quarter 2018 assumptions of potential future sales projections, resulting in a $23.2 million impairment of the 1404 indefinite-lived assets fair value. The corresponding non-cash impairment charge was recorded as part of operating expenses in the condensed consolidated statements of operations.

In addition, upon the FDA approval of AZEDRA on July 30, 2018, the $4.9 million indefinite-lived intangible asset related to AZEDRA was reclassified as a finite-lived intangible asset and is now being amortized over the estimated useful life of seven years. The related amortization expense is recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations.

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders’ equity). No goodwill impairment has been recognized as of September 30, 2018 or 2017.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2018	$13,074	$28,700	$1,669
Impairment	-	(23,200)	-
Amortization expense	-	(117)	(159)
Balance at September 30, 2018	$13,074	$5,383	$1,510

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2017	$13,074	$28,700	$1,881
Amortization expense	-	-	(159)
Balance at September 30, 2017	$13,074	$28,700	$1,722

Note 7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value, as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Accrued clinical trial costs	$2,163	$2,570
Accrued payroll and related costs	2,424	2,400
Accrued consulting and service fee expenses	1,241	1,860
Accrued legal and professional fees	1,114	1,022
Accrued contract manufacturing costs	252	666
Other	456	1,037
Accrued expenses	$7,650	$9,555

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

On July 9, 2018, Bausch and Salix filed a motion to disqualify Katten Muchin Rosenman LLP as counsel for Mylan. On July 17, 2018, an order was issued staying the briefing on the merits of Mylan’s appeal pending the disposition of the motion to disqualify. Oral argument was held on September 12, 2018. A decision on the motion to disqualify is currently pending.

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

The 2:16-cv-09038-SRC-CLW and 2:17-cv-12857-SRC-CLW actions were consolidated into a single action in the District of New Jersey (2:16-cv-09038-SRC-CLW). Litigation is underway and is currently in the expert discovery phase.

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

Under the terms of the loan agreement, payments of interest and principal, if any, are made on the last day of each calendar quarter out of RELISTOR royalty payments received since the immediately-preceding payment date. On each payment date prior to March 31, 2018, RELISTOR royalty payments received since the immediately preceding payment date were applied solely to the payment of interest on the loan, with any royalties in excess of the interest amount retained by us. Beginning on March 31, 2018, 50% of RELISTOR royalty payments received since the immediately-preceding payment date in excess of accrued interest on the loan are used to repay the principal of the loan, with the balance retained by us. Starting on September 30, 2021, all of the RELISTOR royalties received since the immediately-preceding payment date will be used to repay the interest and outstanding principal balance until the balance is fully repaid. The loan has a maturity date of June 30, 2025. Upon the occurrence of certain triggers in the loan agreement and if HCRP so elects, all of the RELISTOR royalty payments received after the immediately-preceding payment date shall be applied to the payment of interest and repayment of principal until the principal of the loan is fully repaid. In the event of such an election by HCRP, we have the right to repay the loan without any prepayment penalty.

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

The following tables summarize the components of the Royalty-Backed Loan in our condensed consolidated financial statements for the periods presented (in thousands):

	September 30,	December 31,
Condensed Consolidated Balance Sheets	2018	2017
Outstanding principal balance, current portion	$8,551	$2,686
Unamortized debt discount, current portion	(335)	(241)
Current portion of debt, net	$8,216	$2,445

Outstanding principal balance, long-term portion	$38,834	$48,066
Unamortized debt discount, long-term portion	(502)	(824)
Long-term debt, net	$38,332	$47,242

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Consolidated Statements of Operations	2018	2017	2018	2017
Interest expense	$1,154	$1,205	$3,535	$3,603
Non-cash interest expense	92	62	229	172
Total interest expense included in interest (expense) income, net	$1,246	$1,267	$3,764	$3,775

As of September 30, 2018, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

Note 10. Stockholders’ Equity

Common Stock and Preferred Stock

We are authorized to issue 160.0 million shares of our common stock, par value $0.0013, and 20.0 million shares of preferred stock, par value $0.001. The Board of Directors (the “Board”) has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board.

Shelf Registration

During the first quarter of 2017, we filed a shelf registration statement on Form S-3 (File No. 333-215454) that permitted: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, rights and/or units; and (b) as part of the $250 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $75 million of our common stock under our sales agreement with Cantor in one or more ATM offerings. During the third quarter of 2018, we raised $70.0 million, net of underwriting discounts and commissions and offering expenses, in an underwritten public offering of 9.1 million shares of common stock at a public offering price of $8.25 per share, and we sold a total of 0.6 million shares of our common stock in ATM transactions under the sales agreement for net proceeds, after deducting commissions and other transaction costs, of approximately $4.8 million at an average selling price of $8.36 per share.

On October 12, 2018, we filed a new shelf registration statement on Form S-3 (File No. 333-227805), which was declared effective by the SEC on October 24, 2018. The new shelf registration replaced our prior shelf registration statement, pursuant to which no additional securities will be offered or sold. The new shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, rights and/or units; and (b) as part of the $250 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $75 million of our common stock under our sales agreement with Cantor in one or more ATM offerings. In addition, in October 2018 we entered into a new sales agreement with Cantor, as sales agent, which replaced the previous sales agreement from January 2017. Pursuant to the new sales agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $75 million. All offers and sales under the sales agreement have been and will continue to be made pursuant to an effective shelf registration statement on Form S-3 filed with the SEC.

Accumulated Other Comprehensive Loss

The following table summarizes the components of AOCL at September 30, 2018 (in thousands):

	Foreign
	Currency
	Translation	AOCL
Balance at January 1, 2018	$(33)	$(33)
Foreign currency translation adjustment	(60)	(60)
Balance at September 30, 2018	$(93)	$(93)

We did not have any reclassifications out of AOCL to losses during the nine months ended September 30, 2018 or 2017.

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

Stock Options

The following table summarizes stock options activity for the nine months ended September 30, 2018 (in thousands, except per share data or as otherwise noted):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2018	5,535	$7.25	6.04
Granted	1,552	$6.94
Exercised	(96)	$4.85
Cancelled	(331)	$8.06
Expired	(255)	$16.07
Outstanding at September 30, 2018	6,405	$6.81	6.32
Exercisable at September 30, 2018	4,189	$6.42	4.99
Vested and expected to vest at September 30, 2018	5,942	$6.76	6.10

The weighted-average fair value of options granted during the three and nine months ended September 30, 2018 was $4.38 and $4.57 per share, respectively and during the three and nine months ended September 30, 2017 was $4.04 and $7.11 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $3.3 million for stock options outstanding, $2.9 million for stock options exercisable, and $3.3 million for stock options vested and expected to vest as of September 30, 2018. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2018 was approximately $173 thousand for both periods, and during the three and nine months ended September 30, 2017 was approximately $2 thousand and $233 thousand, respectively.

Stock-Based Compensation Expense

We account for stock-based awards issued to employees in accordance with the provisions of ASC 718 (Topic 718, Compensation – Stock Compensation). We recognize stock-based compensation expense on a straight-line basis over the service period of the award, which is generally three to five years. Stock-based awards issued to consultants are accounted for in accordance with the provisions of ASC 718 and ASC 505-50 (Subtopic 50 “Equity-Based Payments to Non-Employees” of Topic 505, Equity). Options granted to consultants are periodically revalued as the options vest and are recognized as an expense over the related period of service or the vesting period, whichever is longer. Under the provisions of ASC 718, members of the Board are considered employees for calculation of stock-based compensation expense.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.81%	1.82%	2.71%	2.17%
Expected life (in years)	5.23	5.19	6.68	6.76
Expected volatility	62%	74%	69%	72%
Expected dividend yield	--	--	--	--

Stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development expenses	$515	$380	$1,492	$941
Selling, general and administrative expenses	608	555	2,809	2,183
Total stock-based compensation expense	$1,123	$935	$4,301	$3,124

At September 30, 2018, unrecognized stock-based compensation expense related to stock options was approximately $6.4 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

Note 12. Income Taxes

We account for income taxes using the liability method in accordance with ASC 740 (Topic 740, Income Taxes). Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax expense or benefit related to items not characterized as ordinary income or expense is recognized as a discrete item when incurred.

During the three and nine months ended September 30, 2018, we reduced our deferred tax liability and recorded income tax benefit of $1.5 million, primarily related to the impairment of an indefinite-lived intangible asset.

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

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to our estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect our current perception of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by words such as “anticipate”, “believe”, “plan”, “could”, “should”, “estimate”, “expect”, “forecast”, “outlook”, “guidance”, “intend”, “may”, “might”, “will”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. Such statements are predictions only, and are subject to risks and uncertainties that could cause actual events or results to differ materially. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. While it is impossible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things, the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; clinical trial data on our products and product candidates will be unfavorable; our products will not receive marketing approval from regulators or, if approved, do not gain sufficient market acceptance to justify development and commercialization costs; the sales of RELISTOR® and other products by our partners and the revenue and income generated for us thereby may not meet expectations; our commercial launch of AZEDRA® may not meet revenue and income expectations; competing products currently on the market or in development might reduce the commercial potential of our products; we, our collaborators or others might identify side effects after the product is on the market; or efficacy or safety concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales, or other adverse events.

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

Overview

Business

We are an oncology company focused on the development and commercialization of innovative targeted medicines and other technologies to target and treat cancer.

Highlights of our recent progress include:

●

AZEDRA® approval. U.S. Food and Drug Administration (“FDA”) approved the New Drug Application (“NDA”) for AZEDRA (iobenguane I 131) 555 MBq/mL injection for intravenous use. AZEDRA, a radiotherapeutic, is indicated for the treatment of adult and pediatric patients 12 years and older with iobenguane scan positive, unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma who require systemic anticancer therapy. AZEDRA is the first and only approved therapy for this indication.

●

AZEDRA Launch. AZEDRA was launched August 1, 2018. Since August, AZEDRA was added to the National Comprehensive Cancer Network® (“NCCN”) Clinical Practice Guidelines in Oncology for Neuroendocrine and Adrenal Tumors v 3.2018. NCCN Guidelines® are widely recognized and used as the standard for clinical policy in oncology by clinicians and payors. Since AZEDRA’s approval by the FDA, it has also been added to four drug compendia: Clinical Pharmacology©; DRUGDEX®; Lexi-Drugs®; and NCCN. These compendia are recognized by private and public payers, including Centers for Medicare and Medicaid Services (“CMS”) as authoritative sources to be considered in determining drug reimbursement. A field-based team of Nuclear Medicine Technologists/Sales Representatives/Medical Science Liaisons and Access Specialists have been in the field since approval assisting centers of excellence and payers in the preparation for utilizing and reimbursing AZEDRA.

●	Pipeline Advancement
●

We advanced our 1095 program and plan initiate a Phase 2 trial in early 2019. 1095 is a small molecule radiotherapeutic designed to selectively bind to the extracellular domain of prostate specific membrane antigen (“PSMA”). The multicenter, randomized, controlled trial will evaluate the efficacy and safety of 1095 in combination with enzalutamide in patients with metastatic castration-resistant prostate cancer (mCRPC) who are PSMA-avid, chemotherapy naïve, and progressed on abiraterone.

●

We reported topline results from our recently completed Phase 2/3 study of PyL which demonstrated its potential high clinical utility. These results were used to design the pivotal Phase 3 study planned to commence in the fourth quarter.

●

We reported topline results of our recently completed Phase 3 study in 1404. The Phase 3 trial evaluated the specificity of 1404 imaging to identify patients without clinically significant prostate cancer and sensitivity to identify patients with clinically significant disease. Based on the 1404 data and an assessment of the PSMA-targeted imaging agent commercial landscape, we decided to focus our efforts on our PyL PSMA-targeted PET/CT imaging agent and will not further invest in 1404.

We consider opportunities for strategic collaborations, out-licenses, and other arrangements with biopharmaceutical companies involving proprietary research, development and clinical programs. We may also in-license or acquire additional oncology compounds and/or programs.

Strategic partnerships

●

RELISTOR® (methylnaltrexone bromide) is licensed, to Salix Pharmaceuticals, Inc., which is a wholly-owned subsidiary of Bausch Health Companies Inc. (formerly known as Valeant Pharmaceuticals International, Inc.). RELISTOR subcutaneous injection and RELISTOR Tablets are approved by the FDA for the treatment of opioid-induced constipation in adults with chronic non-cancer pain.

●

Bayer AG (“Bayer”) has exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer’s alpha-emitting radionuclides. Bayer is developing PSMA TTC, a thorium-227 labeled PSMA-targeted antibody therapeutic. We expect Bayer to initiate a Phase 1 study of PSMA TTC in patients with metastatic castration-resistant prostate cancer by year-end.

Product / Candidate	Description	Status
Ultra-Orphan
AZEDRA (iobenguane I 131) 555 MBq/mL injection

Treatment of adult and pediatric patients 12 years and older with iobenguane scan positive, unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma who require systemic anticancer therapy

Approved in U.S. July 30, 2018
Prostate Cancer
I-131-1095	Iodine-131 PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Announced plans for start of Phase 2 trial
PyL	Flourine-18 PSMA-targeted PET/CT imaging agent for prostate cancer	Topline data on Phase 2/3 trial released; Phase 3 trial in biochemical recurrence (BCR) patients to begin by year end
1404	Technetium-99m PSMA-targeted SPECT/CT imaging agent for prostate cancer	Phase 3 top-line data released; no further investment planned
PSMA TTC (Targeted Thorium Conjugate) [antibody licensed to Bayer]	Thorium-227 PSMA-targeted antibody conjugate therapeutic for treatment of metastatic prostate cancer	Preclinical development in progress; Phase 1 trial to begin by year end
PSMA AI	Automated reading of PSMA PET/SPECT/CT images based on artificial intelligence (AI) and deep learning	Development in progress based on 1404 and PyL data
automated Bone Scan Index ("aBSI") [licensed to Fuji]	Automated reading of PSMA SPECT/PET/CT images based on artificial intelligence (AI) and deep learning	Sold in Japan
Opioid-Induced Constipation ("OIC") Treatment
RELISTOR Subcutaneous Injection [licensed to Valeant]	Treatment of OIC in adults with chronic non-cancer pain and treatment of OIC in advanced-illness adult patients receiving palliative care when laxative therapy has not been sufficient	Sold in the U.S., European Union, and Canada
RELISTOR Tablets [licensed to Valeant]	Treatment of OIC in adults with chronic non-cancer pain	Sold in the U.S.

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

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Total revenue	$5,317	$2,697	97%	$12,384	$7,809	59%
Operating expenses	$30,365	$17,002	(79%)	$64,188	$52,927	(21%)
Operating loss	$(25,048)	$(14,305)	(75%)	$(51,804)	$(45,118)	(15%)
Net loss	$(24,357)	$(15,352)	(59%)	$(52,953)	$(48,348)	(10%)

Revenue

Our sources of revenue include royalties and license fees from Bausch and other collaborators and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Source	2018	2017	Change	2018	2017	Change
Royalty income	$5,169	$2,562	102%	$11,757	$7,282	61%
Other revenue	148	135	10%	627	527	19%
Total revenue	$5,317	$2,697	97%	$12,384	$7,809	59%

Royalty income. We recognized royalty income based on the below net sales of RELISTOR as reported to us by Bausch (in thousands). Bausch reported net sales for the three and nine months ended September 30, 2018 include a non-recurring favorable sales return adjustment.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
U.S.	$32,400	$16,900	92%	$76,200	$46,700	63%
Outside U.S.	2,100	200	950%	2,200	1,800	22%
Worldwide net sales of RELISTOR	$34,500	$17,100	102%	$78,400	$48,500	62%

Royalty income increased by $2.6 million, or 102%, during the three months ended September 30, 2018, compared to the same period in 2017, and by $4.5 million, or 61% during the nine months ended September 30, 2018, compared to the same period in 2017, due primarily to higher net sales.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Expenses	2018	2017	Change	2018	2017	Change
Research and development	$8,090	$10,344	22%	$25,547	$31,641	19%
Selling, general and administrative	7,075	5,958	(19%)	21,341	17,986	(19%)
Intangible impairment charge	23,200	-	N/A	23,200	-	N/A
Change in contingent consideration liability	(8,000)	700	1243%	(5,900)	3,300	279%
Total operating expenses	$30,365	$17,002	(79%)	$64,188	$52,927	(21%)

Research and Development (“R&D”)

R&D expenses decreased by $2.3 million, or 22%, during the three months ended September 30, 2018, compared to the same period in 2017. R&D expenses decreased by $6.1 million, or 19%, during the nine months ended September 30, 2018, compared to the same period in 2017. These decreases were primarily attributable to lower external costs associated with the completion of the Phase 2 study for AZEDRA and the Phase 3 trial for 1404.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased by $1.1 million, or 19%, during the three months ended September 30, 2018, compared to the same period in 2017. SG&A expenses increased by $3.4 million, or 19%, during the nine months ended September 30, 2018, compared to the same period in 2017. These increases were primarily attributable to higher costs associated with the commercial launch of AZEDRA.

Intangible Impairment Charge

The completion of the 1404 Phase 3 trial, whereby only one of the co-primary endpoints was met, negatively impacted our third quarter 2018 assumptions of potential future sales projections, resulting in a $23.2 million impairment of the 1404 indefinite-lived asset fair value. The corresponding non-cash impairment charge was recorded as part of operating expenses in the condensed consolidated statements of operations.

Change in Contingent Consideration Liability

The decrease in the contingent consideration liability of $8.0 million and $5.9 million during the three and nine months ended September 30, 2018, respectively, was primarily attributable to a decrease in sales projections and probability of success for 1404, following results from the recently completed Phase 3 trial, whereby only one of the co-primary endpoints was met, partially offset by higher estimated probability of success of AZEDRA and a decrease in the discount period used to calculate the potential milestone payments to former Molecular Insight stockholders. The increase of $0.7 million and $3.3 million during the three and nine months ended September 30, 2017, respectively, resulted primarily from decreases in the discount period used to calculate the present value of the contingent consideration liability and a higher estimated probability of success of AZEDRA used to calculate the potential milestone payments.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change
Interest (expense) income, net	$(670)	$(985)	32%	$(2,469)	$(3,045)	19%
Other expense, net	(92)	(62)	(48%)	(229)	(185)	(24%)
Other (expense) income, net	$(762)	$(1,047)	27%	$(2,698)	$(3,230)	16%

Total other (expense) income, net decreased by $0.3 million, or 27%, and $0.5 million, or 16%, during the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.

Income Tax Benefit

The following table is a summary of our income tax benefit (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	Change	2018	2017	Change

Income tax benefit	$1,453	$-	N/A	$1,549	$-	N/A

We account for income taxes using the liability method in accordance with ASC 740 (Topic 740, Income Taxes). Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Income tax expense or benefit related to items not characterized as ordinary income or expense is recognized as a discrete item when incurred.

During the three and nine months ended September 30, 2018, we reduced our deferred tax liability and recorded income tax benefit of $1.5 million, primarily related to the impairment of an indefinite-lived intangible asset.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$148,851	$90,642
Accounts receivable, net	$5,821	$3,972
Total assets	$182,382	$145,957
Working capital	$140,414	$81,511

Our current principal sources of revenue from operations are royalties and development and commercial milestones. Our principal sources of liquidity are our existing cash and cash equivalents. As of September 30, 2018, we had cash and cash equivalents of approximately $148.9 million, an increase of $58.2 million from $90.6 million at December 31, 2017. We will continue to have significant cash requirements to support product development activities and the commercial launch of AZEDRA. The amount and timing of our cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. The amount of cash on-hand will depend on the progress of various clinical programs, potential sales from the launch of AZEDRA, and the achievement of various milestones and royalties under our existing license agreements.

We believe that our current cash and cash equivalents, which includes $104.7 million of net proceeds received through September 30, 2018 from an underwritten public offering and the sale of our stock in at-the-market (“ATM”) transactions under a controlled equity offering sales agreement (see Shelf Registration section below for additional details), will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing license agreements, sales of AZEDRA, and cash that we may raise through future capital raising and other financing transactions.

If we do not realize sufficient royalty or milestone revenue from our license agreements, sales of AZEDRA, or are unable to enter into favorable collaboration, license, asset sale, additional capital raising, or other financing transactions, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

Shelf Registration

During the first quarter of 2017, we filed a shelf registration statement on Form S-3 (File No. 333-215454) that permitted: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, rights and/or units; and (b) as part of the $250 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $75 million of our common stock under our sales agreement with Cantor Fitzgerald & Co. (“Cantor”) in one or more ATM offerings. During the third quarter of 2018, we raised $70 million, net of underwriting discounts and commissions and offering expenses, in an underwritten public offering of 9.1 million shares of common stock at a public offering price of $8.25 per share. Through September 30, 2018, we sold a total of approximately 5.1 million shares of our common stock in ATM offerings under the sales agreement, for net proceeds, after deducting commissions and other transaction costs, of approximately $34.7 million. During the third quarter of 2018, we sold a total of 0.6 million shares of our common stock in ATM transactions under the sales agreement for net proceeds, after deducting commissions and other transaction costs, of approximately $4.8 million at an average selling price of $8.36 per share.

On October 12, 2018, we filed a new shelf registration statement on Form S-3 (File No. 333-227805), which was declared effective by the SEC on October 24, 2018. The new shelf registration replaced our prior shelf registration statement, pursuant to which no additional securities will be offered or sold. The new shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $250 million of our common stock, preferred stock, debt securities, warrants, rights and/or units; and (b) as part of the $250 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $75 million of our common stock under our sales agreement with Cantor in one or more ATM offerings.

In addition, in October 2018 we entered into a new sales agreement with Cantor, as sales agent, which replaced the previous sales agreement from January 2017. Pursuant to the new sales agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $75 million. This Sales Agreement may be terminated by Cantor or us at any time upon ten (10) days’ notice, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in our business or financial condition.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(37,842)	$(40,984)
Net cash used in investing activities	$(595)	$(226)
Net cash provided by financing activities	$96,739	$491

Operating Activities

 Net cash used in operating activities during the nine months ended September 30, 2018 was primarily attributable to operating expenses, net of non-cash items including the intangible impairment charge and change in fair value of contingent consideration liability.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 was primarily related to capital expenditures.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2018 was primarily attributable to net proceeds from the sale of our common stock in an underwritten public offering, ATM transactions and the exercise of stock options.

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

There have been no changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2018 as noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have variable interest rates and totaled $145.5 million at September 30, 2018. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our condensed consolidated results of operations, and during the three and nine months ended September 30, 2018 and 2017, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Item 1A. Risk Factors

There have been no material changes from the information discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2017, except for the risk factors provided below. You should carefully consider the risks and uncertainties we discussed in our Annual Report and below before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, operating results, or liquidity could be materially harmed.

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

Our AZEDRA commercialization program exposes us to significant risk.

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

AZEDRA, designated as an Orphan Drug is intended to treat a rare disease with a small patient population. While we have received FDA approval, we are still in discussions with payors regarding reimbursement for AZEDRA. If pricing for AZEDRA is not approved or accepted in the market at an appropriate level it may not generate enough revenue to make it economically viable. There have been recent examples of the market reacting poorly to the high cost of certain drugs. If the market reacts similarly to AZEDRA, it could result in negative publicity and reputational harm to us. Further, the Trump administration has indicated support for possible new measures related to drug pricing, which could increase the pricing pressures related to AZEDRA and further limit its economic viability.

We are commercializing AZEDRA in the U.S. through the establishment of a small sales force. We have little experience as a company in commercializing products and prior to FDA approval of AZEDRA, had no existing commercial infrastructure. Given this lack of experience, there is a heightened risk as to whether we will be able to successfully commercialize AZEDRA. If AZEDRA is determined to be unsafe or ineffective in humans, not economically viable or we are unable to successfully commercialize it, our business will be materially adversely affected.

Item 6. Exhibits

(a)  Exhibits

Exhibit Number *	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated By-laws of the Registrant.
4.1(3)	Specimen Certificate for Common Stock, $0.0013 par value per share, of the Registrant.
10.1(4)	Progenics Pharmaceuticals, Inc. 2018 Performance Incentive Plan.
10.2(5)

Settlement and License Agreement by and among Progenics Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Inc., Salix Pharmaceuticals, Inc., Wyeth LLC, and Actavis LLC., entered into as of May 25, 2018.

10.3(6)

Settlement and License Agreement by and among Progenics Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Inc., Salix Pharmaceuticals, Inc., Wyeth LLC, and Par Sterile Products, LLC and Par Pharmaceutical, Inc., dated May 10, 2018.

10.4(7)

Underwriting Agreement, dated as of August 7, 2018, by and among Progenics Pharmaceuticals, Inc. and Jefferies LLC and Credit Suisse (USA) LLC, as representatives of the several underwriters named in Schedule A thereto.

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

(1)     Previously filed in Current Report on Form 8-K filed on June 13, 2013.

(2)     Previously filed in Current Report on Form 8-K filed on January 30, 2017.

(3)     Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.

(4)     Previously filed in Current Report on Form 8-K filed on June 14, 2018.

(5)     Previously filed in Current Report on Form 8-K filed on May 31, 2018.

(6)     Previously filed in Current Report on Form 8-K filed on May 11, 2018.

(7)     Previously filed in Current Report on Form 8-K filed on August 10, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: November 8, 2018	By:	/s/ Patrick Fabbio
Patrick Fabbio Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)