Form 10-Q
period 2019-03-31
PROGENICS PHARMACEUTICALS INC
filed 2019-05-09
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission File No. 000-23143

PROGENICS PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3379479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One World Trade Center, 47th Floor
New York, NY 10007
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (646) 975-2500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0013	PGNX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 6, 2019, a total of 84,542,514 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$109,587	$137,686
Accounts receivable, net	4,935	3,803
Other current assets	3,125	2,640
Total current assets	117,647	144,129

Property and equipment, net	6,062	3,944
Intangible assets, net	7,651	6,666
Goodwill	17,847	13,074
Operating right-of-use lease assets	13,293	-
Other assets	1,704	1,684
Total assets	$164,204	$169,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$564	$444
Accrued expenses	9,504	10,533
Contingent consideration liability	7,900	7,050
Current portion of debt, net	6,064	5,419
Operating lease liabilities	414	-
Total current liabilities	24,446	23,446

Long-term debt, net	37,568	39,180
Operating lease liabilities	14,787	-
Contingent consideration liability	4,000	3,950
Deferred tax liability	28	28
Other liabilities	-	1,818
Total liabilities	80,829	68,422

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 84,742 shares in 2019 and 2018	110	110
Additional paid-in capital	714,096	713,019
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Accumulated other comprehensive loss	(147)	(105)
Accumulated deficit	(627,943)	(609,208)
Total stockholders’ equity	83,375	101,075
Total liabilities and stockholders’ equity	$164,204	$169,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue:
Royalty income	$4,161	$3,058
Other revenue	120	131
Total revenue	4,281	3,189

Operating expenses:
Research and development	12,392	8,110
Selling, general and administrative	9,224	6,697
Change in contingent consideration liability	900	800
Total operating expenses	22,516	15,607
Operating loss	(18,235)	(12,418)

Other (expense) income:
Interest (expense) income and other income, net	(500)	(1,006)
Total other (expense) income	(500)	(1,006)
Net loss	$(18,735)	$(13,424)
Net loss per share - basic and diluted	$(0.22)	$(0.19)
Weighted-average shares - basic and diluted	84,542	72,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(18,735)	$(13,424)
Other comprehensive loss:
Foreign currency translation adjustments	(42)	(18)
Comprehensive loss	$(18,777)	$(13,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
	Number		Paid-in	Accumulated	Comprehensive	Number		Stockholders’
	of Shares	Par Value	Capital	Deficit	Loss	of Shares	Cost	Equity
Balance at December 31, 2018	84,742	$110	$713,019	$(609,208)	$(105)	(200)	$(2,741)	$101,075
Net loss	-	-	-	(18,735)	-	-	-	(18,735)
Foreign currency translation adjustments	-	-	-	-	(42)	-	-	(42)
Stock-based compensation expense	-	-	1,077	-	-	-	-	1,077
Balance at March 31, 2019	84,742	$110	$714,096	$(627,943)	$(147)	(200)	$(2,741)	$83,375

			Common Stock				Accumulated
	Common Stock		Subscribed		Additional		Other		Treasury Stock		Total
	Number		Number		Paid-in	Accumulated	Comprehensive	Subscription	Number		Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Loss	Receivable	of Shares	Cost	Equity
Balance at December 31, 2017	71,325	$93	320	$-	$609,829	$(541,586)	$(33)	$(2,109)	(200)	$(2,741)	$63,453
Net loss	-	-	-	-	-	(13,424)	-	-	-	-	(13,424)
Foreign currency translation adjustments	-	-	-	-	-	-	(18)	-	-	-	(18)
Stock-based compensation expense	-	-	-	-	1,048	-	-	-	-	-	1,048
Cumulative effect of ASU 2014-09 adoption	-	-	-	-	-	35	-	-	-	-	35
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	1,537	2	(320)	-	7,414	-	-	2,109	-	-	9,525
Subscription of common stock in connection with at-the-market offering, net of commissions	-	-	103	-	750	-	-	(750)	-	-	-
Balance at March 31, 2018	72,862	$95	103	$-	$619,041	$(554,975)	$(51)	$(750)	(200)	$(2,741)	$60,619

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(18,735)	$(13,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,077	1,048
Depreciation and amortization	557	286
Non-cash interest expense	71	63
Other	11	-
Change in fair value of contingent consideration liability	900	800
Changes in assets and liabilities:
Accounts receivable	(1,136)	491
Other current assets	(447)	(204)
Other assets	146	-
Accounts payable	124	(1,757)
Accrued expenses	(991)	(1,632)
Other current liabilities	18	-
Other liabilities	(114)	73
Net cash used in operating activities	(18,519)	(14,256)
Cash flows from investing activities:
Acquisition of AZEDRA manufacturing assets	(8,000)	-
Purchases of property and equipment	(491)	(16)
Net cash used in investing activities	(8,491)	(16)
Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with at-the-market offering	-	9,524
Repayment of debt	(1,037)	-
Net cash (used in) provided by financing activities	(1,037)	9,524
Effect of currency rate changes on cash, cash equivalents and restricted cash	(46)	(17)
Net decrease in cash, cash equivalents, and restricted cash	(28,093)	(4,765)
Cash, cash equivalents, and restricted cash at beginning of period	139,220	92,164
Cash, cash equivalents, and restricted cash at end of period	$111,127	$87,399

Supplemental disclosure of cash flow information
Cash paid for interest	$1,077	$1,205

Noncash financing activity
Subscription receivable	$-	$(1,359)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above for the three months ended March 31, 2019 and 2018:

Cash, cash equivalents and restricted cash information
Cash and cash equivalents at beginning of period	137,686	90,642
Restricted cash included in long-term assets at the beginning of period	1,534	1,522
Cash, cash equivalents and restricted cash at beginning of period	$139,220	$92,164

Cash and cash equivalents at end of period	109,587	83,431
Restricted cash included in current assets at the end of period	-	2,444
Restricted cash included in long-term assets at the end of period	1,540	1,524
Cash, cash equivalents, and restricted cash at end of period	$111,127	$87,399

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

Recent Progress:

●

AZEDRA® Launch. A field-based team of Nuclear Medicine Technologists, Sales Representatives, Medical Science Liaisons and Access Specialists have been in the field since approval assisting centers of excellence and payers in the preparation for utilizing and reimbursing AZEDRA. As a result of this effort, treatment requests have been received and sites are now ready to administer AZEDRA.

●

AZEDRA® Manufacturing. In February 2019, we acquired the AZEDRA manufacturing assets for $8.0 million cash consideration and entered into a sublease agreement for the radiopharmaceutical manufacturing facility located in Somerset, New Jersey. The Somerset site serves as the launch facility for AZEDRA and will also provide manufacturing support for our development stage radiopharmaceuticals, including 1095. We also secured the long-term supply of iodine necessary for the production of both AZEDRA and 1095 and entered into an agreement with a contract manufacturing organization for additional capacity and supply of iodine products. The production of AZEDRA uses a proprietary Ultratrace® process which concentrates the MIBG targeted radiolytic activity by eliminating non-therapeutic “cold” MIBG molecules, giving AZEDRA a uniquely high specific activity.

Continued Progress Across Entire Pipeline:

●

We initiated a multicenter, randomized, controlled Phase 2 trial of 1095 to evaluate the efficacy and safety of 1095 in combination with enzalutamide in chemotherapy-naïve patients with metastatic castration-resistant prostate cancer (mCRPC) and will begin enrolling patients within the quarter. Progenics’1095 is a small molecule radiotherapeutic designed to selectively bind to the extracellular domain of prostate specific membrane antigen (“PSMA”), a protein that is highly expressed on prostate cancer cells.

●

Data from an ongoing investigator-initiated study of PyL in 130 men with biochemical recurrence of prostate cancer was published in The Journal of Nuclear Medicine. The study of PyL is being conducted by the University of British Columbia and British Columbia Cancer Agency. Physician post-scan assessments indicated that imaging results improved physician decision-making in 89.1% of patients and changed management plans in 87.3% of patients. The investigators concluded that PyL was “safe and sensitive for the localization of biochemical recurrence of prostate cancer.”

●

Stanford University presented data from its investigator-initiated prospective study of PyL in patients with biochemical recurrent prostate cancer at the American Urological Association (“AUA”) Annual Meeting. Results demonstrated PyL’s overall positivity rate in this cohort of 84%. Data from the investigator-sponsored study showed PyL imaging has the potential to change clinical management in nearly two thirds of biochemically recurrent prostate cancer patients.

●

Enrollment continues in a pivotal multi-center, open label Phase 3 CONDOR trial evaluating the diagnostic performance and clinical impact of PyL in men with biochemical recurrence of prostate cancer. The primary endpoint is based on positive predictive value and will assess the correct localization rate (“CLR”). We expect enrollment to complete by year end 2019.

●

We presented the results of the Phase 2/3 OSPREY trial of PyL, the Company’s PSMA-targeted small molecule PET/CT imaging agent designed to visualize prostate cancer at the AUA Annual Meeting. The positive data from the OSPREY trial helped design the Company’s Phase 3 CONDOR trial of PyL that was initiated in November 2018.

●

We continue to pursue our life cycle management plans for AZEDRA. In February 2019, an advisory board with Key Opinion Leaders (“KOLs”) concluded that there would likely be strong interest in using AZEDRA in multiple MIBG-avid tumors, including gastroenteropancreatic neuroendocrine tumors (“GEP-NETS”) and other neuroendocrine tumors (“NETS”). There was strong interest in a clinical study to research the use of AZEDRA in these indications since patients often have very high unmet needs for new treatments. The Company plans to meet with the U.S. Food and Drug Administration (“FDA”) in a life cycle management meeting to discuss a trial to support an expanded label in these tumors.

●

Using our PSMA-targeted imaging data from previous trials, we completed a prospectively planned retrospective analysis using our deep convolutional neural network algorithms (“PSMA AI”) to automatically assess the PSMA images. The reads with PSMA AI demonstrated a statistically significant improvement over manual assessment in terms of increased diagnostic accuracy, precision, speed, and reproducibility. The results from this analysis are expected to be presented at a scientific conference in June 2019.

Corporate:

●

We enhanced our leadership team with the appointment of Asha Das, M.D. as Chief Medical Officer. Dr. Das most recently served as Tocagen’s Chief Medical Officer, where she led the development of the company’s cancer-selective gene therapy platform. Previous to that Dr. Das was at Genentech, where she worked in positions of increasing responsibility, initially as Associate Medical Director and ultimately as Group Medical Director and was responsible for leading activities related to the approval and launch of Avastin in recurrent glioblastoma, expansion into platinum-resistant ovarian cancer and metastatic cervical cancer as well as clinical activities related to TECENTRIQ®. Prior to moving to the pharmaceutical industry, Dr. Das was head of the neuro-oncology program at Cedars-Sinai Medical Center. Dr. Das is certified in neurology by the American Board of Psychiatry and Neurology and in the sub-specialty of neuro-oncology by the United Council for Neurologic Subspecialties and previously served as a clinical fellow in neuro-oncology at Massachusetts General Hospital. Dr. Das completed her residency in neurology at Cornell Medical Center and has held academic appointments at the University of California, Los Angeles; University of California, San Francisco; and National University of Singapore. Dr. Das obtained her medical degree and bachelor’s degree from Cornell University.

Strategic partnerships:

●

RELISTOR® (methylnaltrexone bromide) is licensed to Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch Health Companies Inc. (“Bausch”, which is the predecessor of Valeant Pharmaceuticals International, Inc.). RELISTOR subcutaneous injection and RELISTOR Tablets are approved by the FDA for the treatment of opioid-induced constipation in adults with chronic non-cancer pain.

●

Bayer AG (“Bayer”) has exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology, in combination with Bayer’s alpha-emitting radionuclides. Bayer is developing PSMA TTC, a thorium-227 labeled PSMA-targeted antibody therapeutic. Bayer initiated a Phase 1 trial of PSMA TTC in patients with metastatic castration-resistant prostate cancer.

●

CytoDyn Inc. (“CytoDyn”) acquired leronlimab (PRO 140), which acquisition included milestone and royalty payment obligations to us. Leronlimab is a fully humanized monoclonal antibody which is a cellular targeting CCR5 entry antagonist and is currently in development for the treatment of HIV. CytoDyn announced in March 2019 that it filed its first of three sections of its Biologics License Application (BLA) to the FDA for leronlimab for the treatment of HIV under the Rolling Review process.

●

Curium has exclusive rights to develop, manufacture and commercialize PyL (18F-DCFPyL) in Europe. Under the terms of the collaboration, Curium is responsible for the development, regulatory approvals and commercialization of PyL in Europe. We understand from Curium that it plans to meet with the European Medicines Agency to agree upon the regulatory path forward for PyL in 2019. Under this agreement, Progenics is entitled to royalties on net sales of PyL.

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

Liquidity

At March 31, 2019, we had $109.6 million of cash and cash equivalents, a decrease of $28.1 million from $137.7 million at December 31, 2018. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year from the filing date of this Quarterly Report on Form 10-Q. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in accordance with applicable presentation requirements, and accordingly, do not include all information and disclosures necessary for a presentation of our financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, these financial statements reflect all adjustments, consisting primarily of normal recurring accruals necessary for a fair statement of results for the periods presented. The results of operations for interim periods are not necessarily indicative of the results for the full year.

Our unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements but do not include all disclosures required by GAAP.

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

Revenue Recognition

We recognize revenue when our customers obtain control of the promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To account for our revenue arrangements, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy our performance obligations.

For contracts determined to be within the scope of ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09” or the “Topic 606”), we assess the goods or services promised within each contract for the purpose of identifying them as performance obligations. We must apply judgement in assessing whether each promised good or service is distinct. If a promised good or service is not distinct, we will combine that good or service with other promised goods or services until it identifies a bundle of goods or services that is distinct.

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

The following table summarizes our revenue streams from contracts with customers for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
Source	2019	2018
Royalty income	$4,161	$3,058
Other revenue	120	131
Total revenue	$4,281	$3,189

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

We had receivable contract balances of $4.9 million and $3.8 million as of March 31, 2019 and December 31, 2018, respectively, primarily related to the royalty revenue stream (see Note 5. Accounts Receivable).

Restricted Cash

Restricted cash included in long-term assets of $1.5 million at March 31, 2019 and December 31, 2018, represents collateral for a letter of credit securing a lease obligation. We believe the carrying value of this asset approximates fair value.

Foreign Currency Translation

Our international subsidiaries generally consider their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three months ended March 31, 2019 or 2018.

Leases

We determine whether an arrangement is or contains a lease at its inception. We recognize lease liabilities based on the present value of the minimum lease payments not yet paid by using the lease term and discount rate determined at lease commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate to determine the present value of our lease payments. Our leases may include options to extend or terminate a lease when it is reasonably certain that we will exercise that option. We recognize the operating right-of-use (“ROU”) lease assets at an amount equal to the lease liability adjusted for prepaid or accrued rent, remaining balance of any lease incentives and unamortized initial direct costs.

The operating lease liabilities are reported in other current liabilities and other noncurrent liabilities and the related ROU lease assets are reported in other noncurrent assets on our condensed consolidated balance sheet. Lease expense for our operating leases is calculated on a straight-line basis over the lease term and is reported in research and development and selling, general and administrative expenses on our condensed consolidated statements of operations. We do not recognize a lease liability or ROU lease assets for leases whose lease terms, at commencement, are twelve months or less, or for leases which are below the capitalization threshold established for lease assets and liabilities.

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $2.8 million and $2.7 million as of March 31, 2019 and December 31, 2018, respectively. The following table summarizes our property and equipment (in thousands):

	March 31,	December 31,
	2019	2018
Machinery and equipment	$3,887	$2,992
Leasehold improvements	3,034	1,734
Computer equipment	621	721
Furniture and fixtures	878	878
Construction in progress	455	317
Property and equipment, gross	8,875	6,642
Less - accumulated depreciation	(2,813)	(2,698)
Property and equipment, net	$6,062	$3,944

Note 2. New Accounting Pronouncements

Recently Adopted

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

●	ASU No. 2018-20, Narrow-Scope Improvements for Lessors, which contains certain narrow scope improvements to the guidance issued in ASU 2016-02.
●	ASU No. 2019-01, Leases (Topic 842): Codification Improvements.

We adopted the new leasing standards on January 1, 2019, using a modified retrospective transition approach to be applied to leases existing as of, or entered into after, January 1, 2019 and did not adjust comparative periods. We also elected the package of practical expedients permitted under this standard, which among other things, allowed us to carry forward the lease classification for our existing leases. In preparation for the adoption of this standard and to enable preparation of the required financial information, we implemented new internal controls and processes.

The adoption of this standard impacted our 2019 opening consolidated balance sheet as we recorded operating lease liabilities of $15.3 million and ROU lease assets of $13.5 million, which equals the lease liabilities net of deferred rent and lease incentives previously recorded on our balance sheet under the old guidance. The adoption of this standard did not have an impact on our consolidated statements of operations or cash flows.

Recently Issued

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses and in April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amend the scope and transition requirements of ASU 2016-13. The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Note 3. Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2019 and 2018, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive.

The calculations of net loss per share, basic and diluted, are as follows (amounts in thousands, except per share data):

		Weighted-Average
		Shares
	Net Loss	Outstanding	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2019
Basic and diluted	$(18,735)	84,542	$(0.22)
Three months ended March 31, 2018
Basic and diluted	$(13,424)	72,517	$(0.19)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock options	6,522	3,483
Contingent consideration liability (1)	2,565	2,359
Total securities excluded	9,087	5,842

(1) Calculated as follows: (a) the contingent consideration liability balance divided by (b) the closing stock price of our common stock.

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

We believe the carrying amounts of our cash equivalents, restricted cash, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of March 31, 2019 and December 31, 2018.

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

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at March 31, 2019
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$104,875	$104,875	$-	$-
Total assets	$104,875	$104,875	$-	$-

Liabilities:
Contingent consideration liability	$11,900	$-	$-	$11,900
Total liabilities	$11,900	$-	$-	$11,900

		Fair Value Measurements at December 31, 2018
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$136,052	$136,052	$-	$-
Total assets	$136,052	$136,052	$-	$-

Liabilities:
Contingent consideration liability	$11,000	$-	$-	$11,000
Total liabilities	$11,000	$-	$-	$11,000

The contingent consideration liability of $11.9 million as of March 31, 2019 represents the estimated fair value of the future potential milestone payments to former MIP stockholders (shown in the tables below).

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

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at March 31, 2019 and December 31, 2018 (in thousands). The increase in the contingent consideration liability of $0.9 million during the three months ended March 31, 2019, was primarily attributable to an increase in the probability of success for the AZEDRA commercialization milestone and a decrease in the discount period used to calculate the present value of the contingent consideration liability.

	Fair Value at
	March 31,
	2019	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$7,900	Probability adjusted discounted	Probability of success		100%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	450	Probability adjusted discounted	Probability of success		18%
		cash flow model	Period of expected milestone achievement		2026
			Discount rate		10%
Net sales targets	3,550	Monte-Carlo simulation	Probability of success	18%	-	90%
			Discount rate		10%
Total	$11,900

	Fair Value at
	December 31,
	2018	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$7,050	Probability adjusted discounted	Probability of success		90%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	450	Probability adjusted discounted	Probability of success		18%
		cash flow model	Period of expected milestone achievement		2026
			Discount rate		10%
Net sales targets	3,500	Monte-Carlo simulation	Probability of success	18%	-	90%
			Discount rate		10%
Total	$11,000

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated (in thousands):

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$11,000	$16,800
Fair value change included in net loss	900	800
Balance at end of period	$11,900	$17,600

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$900	$800

Note 5. Accounts Receivable

Our accounts receivable represent amounts due to us from royalties, collaborators, and, to a small extent, sales of research reagents, and consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Royalties	$4,161	$3,151
Other	774	652
Accounts receivable, net	$4,935	$3,803

Note 6. Recent Acquisition, Goodwill, In-Process Research and Development and Other Intangible Assets

Recent Acquisition

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

Purchase Price Allocation: We accounted for this acquisition as a business combination by preliminarily allocating the consideration we paid to the fair values of the assets acquired at the effective date of the acquisition, as summarized below. The difference between the fair value of the acquisition consideration and the estimated fair value of the identifiable assets represents potential future economic benefits arising from the acquisition, and has been recorded as goodwill. This preliminary allocation may change if, as and when additional information, becomes available. Under applicable accounting requirements, we must make the final determination within one year of the acquisition date.

The following table summarizes the preliminary allocation of the consideration paid to the estimated fair values of the assets acquired as of the acquisition date (in thousands):

Amount
Cash consideration	$8,000

Tangible assets acquired:
Machinery and equipment	682
Leasehold improvements	1,300
Total tangible assets acquired	1,982
Intangible assets - Somerset	1,245
Total tangible and intangible assets acquired	3,227

Goodwill	$4,773

The replacement cost method, a variation of the cost approach, was applied to assess the value of the assets acquired by Progenics. The principle behind this method is that the value represents the current cost of a similar new asset having the nearest equivalent utility as the asset being valued. It generally represents the maximum amount that a prudent investor will pay for a comparable asset. The cost approach provides a systematic framework for estimating the value of tangible or intangible assets based on the economic principle of substitution, and that no prudent investor will purchase an existing asset for more than it will cost to create a comparable asset. Under this approach, value is estimated by developing the cost to either replace or reproduce (replicate) the asset of similar utility.

The acquired Somerset intangible assets represent manufacturing know-how asset, which is comprised of documented technical date and information, formulae, standards, specifications, processes, methods, code books, as well as all information, knowledge, trade practices and secrets utilized by the Somerset facility in manufacturing of the AZEDRA. We estimate the remaining useful life of the Somerset intangible to be approximately 6 years.

Goodwill, In-Process Research and Development and Other Intangible Assets

The fair values of in-process research and development (“IPR&D”) and other identified intangible assets acquired in business combinations are capitalized. We utilize the “income method,” which applies a probability weighting that considers the risk of development and commercialization to the estimated future net cash flows that are derived from projected sales revenues and estimated costs or “replacement costs”, whichever is greater. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate. This analysis is performed for each IPR&D project and other identified intangible assets, independently. IPR&D assets are treated as indefinite-lived intangible assets until completion or abandonment of the projects, at which time the assets are amortized over the remaining useful life or written off, as appropriate. Other identified intangible assets, which include the technology asset acquired as part of the EXINI business combination, AZEDRA product rights intangible and Somerset intangible, are amortized over the relevant estimated useful lives. The IPR&D assets are tested for impairment at least annually or when a triggering event occurs that could indicate a potential impairment and any impairment loss is recognized in our condensed consolidated statements of operations.

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders’ equity). No goodwill impairment has been recognized as of March 31, 2019 or 2018.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2019	$13,074	$600	$6,066
Increase related to Somerset acquisition	$4,773	$-	$1,245
Amortization expense	-	-	(260)
Balance at March 31, 2019	$17,847	$600	$7,051

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2018	$13,074	$28,700	$1,669
Amortization expense	-	-	(53)
Balance at March 31, 2018	$13,074	$28,700	$1,616

The following table reflects the components of the finite-lived intangible assets as of March 31, 2019 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Intangible assets - AZEDRA product rights	$4,900	$467	$4,433
Intangible assets - Somerset	$1,245	$32	1,213
Intangible assets - EXINI technology	2,120	715	1,405
Total	$8,265	$1,214	$7,051

Note 7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value, as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Accrued contract manufacturing costs	$2,946	$2,516
Accrued clinical trial costs	1,817	2,318
Accrued payroll and related costs	1,411	2,871
Accrued consulting and service fee expenses	847	1,229
Accrued legal and professional fees	1,529	1,191
Other	954	408
Accrued expenses	$9,504	$10,533

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

On July 9, 2018, Bausch and Salix filed a motion to disqualify Katten Muchin Rosenman LLP as counsel for Mylan. On July 17, 2018, an order was issued stating the briefing on the merits of Mylan’s appeal pending the disposition of the motion to disqualify. Oral argument was held on September 12, 2018. A decision disqualifying Katten Muchin Rosenman LLP as counsel for Mylan was issued on February 8, 2019, by the Federal Circuit. Merits briefing is currently underway. Mylan submitted its opening brief on April 9, 2019. The deadline for submission of Plaintiffs’ reply brief is June 18, 2019.

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

The 2:16-cv-09038-SRC-CLW and 2:17-cv-12857-SRC-CLW actions were consolidated into a single action in the District of New Jersey (2:16-cv-09038-SRC-CLW). Litigation is underway and expert discovery is complete. On April 4, 2019, the Court issued an order scheduling trial for the week of May 6, 2019.

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

On November 8, 2018, MIP filed a complaint against the University in the District Court of Mannheim in Germany. In this Complaint, the Company claims that the discovery and development of PSMA-617 was related to work performed under a research collaboration sponsored by MIP. MIP alleged that the University breached certain contracts with MIP and that MIP is the co-owner of inventions embodied in certain worldwide patent filings related to PSMA-617, currently pending in Europe and the United States that were filed by the University in its own name. On February 27, 2019, Endocyte, Inc., a wholly owned subsidiary of Novartis AG, filed a motion to intervene in the German litigation. Endocyte is the exclusive licensee of the patent rights that are the subject of the German proceedings.

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

On February 27, 2019, the German District Court entered two orders in the litigation. First, the Court set €416, 000 as the amount MIP must deposit with the Court as security in the event of an unfavorable final decision on the merits of the dispute. Second, the Court set a hearing date of August 6, 2019 during which it will consider the various arguments of the parties and determine the next steps of the litigation.

Note 9. Operating Leases

We lease office and manufacturing space and certain office equipment under noncancelable operating leases. We determine whether an arrangement is or contains a lease at its inception. We recognize lease liabilities based on the present value of the minimum lease payments not yet paid, by using the lease term and discount rate determined at lease commencement. As our leases do not provide an implicit rate, we use our incremental borrowing rate of 9.5% commensurate with the underlying lease terms to determine the present value of our lease payments. Rental payments are recognized as rent expense on a straight-line basis over the term of the lease and for the three months ended March 31, 2019 we recognized rent expense in the amount of $0.5 million. Our leases have remaining lease terms of 1 year to 11.5 years, one of which includes an option to extend the lease for 5 years. For the three months ended March 31, 2019 cash payments against operating lease liabilities totaled $0.5 million.

The information related to our leases is as follows (in thousands):

March 31,
Operating leases	2019
Operating ROU lease assets, noncurrent	$13,293
Operating lease liabilities, current	414
Operating lease liabilities, noncurrent	14,787

At March 31, 2019, future lease payments for noncancelable operating leases are as follows (in thousands):

2019 (excluding the three months ending March 31, 2019)	$1,364
2020	1,852
2021	1,886
2022	2,133
2023	2,173
Thereafter	16,375
Total future minimum lease payments	25,783
Less imputed interest	(10,582)
Total lease liabilities	$15,201

Note 10. Non-Recourse Long-Term Debt, Net

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

The following tables summarize the components of the Royalty-Backed Loan in our condensed consolidated financial statements for the periods presented (in thousands):

	March 31,	December 31,
Condensed Consolidated Balance Sheets	2019	2018
Outstanding principal balance, current portion	$6,326	$5,688
Unamortized debt discount, current portion	(262)	(269)
Current portion of debt, net	$6,064	$5,419

Outstanding principal balance, long-term portion	$37,999	$39,674
Unamortized debt discount, long-term portion	(431)	(494)
Long-term debt, net	$37,568	$39,180

	Three Months Ended
	March 31,
Condensed Consolidated Statements of Operations	2019	2018
Interest expense	$1,077	$1,205
Non-cash interest expense	71	63
Total interest expense included in interest (expense) income, net	$1,148	$1,268

As of March 31, 2019, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

Note 11. Stockholders’ Equity

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

Note 12. Stock-Based Compensation

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

Stock Options

The following table summarizes stock options activity for the three months ended March 31, 2019 (in thousands, except per share data or as otherwise noted):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2019	6,264	$6.79	6.02
Granted	1,373	$4.52
Cancelled	(105)	$7.02
Expired	(28)	$7.79
Outstanding at March 31, 2019	7,504	$6.36	6.53
Exercisable at March 31, 2019	4,860	$6.58	5.05
Vested and expected to vest at March 31, 2019	6,749	$6.44	6.21

The weighted-average fair value of options granted during the three months ended March 31, 2019 and 2018 was $2.87 and $4.34 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $0.2 million for stock options outstanding, $0.1 million for stock options exercisable, and $0.2 million for stock options vested and expected to vest as of March 31, 2019. No stock options were exercised during the three months ended March 31, 2019 and 2018.

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

	Three Months Ended
	March 31,
	2019	2018
Risk-free interest rate	2.62%	2.68%
Expected life (in years)	6.54	6.66
Expected volatility	66%	69%
Expected dividend yield	--	--

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development expenses	$450	$525
Selling, general and administrative expenses	627	523
Total stock-based compensation expense	$1,077	$1,048

At March 31, 2019, unrecognized stock-based compensation expense related to stock options was approximately $7.1 million and is expected to be recognized over a weighted-average period of approximately 2.4 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in understanding the business of Progenics Pharmaceuticals, Inc. and its subsidiaries (the “Company”, “Progenics”, “we”, or “us”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2018. Our results of operations discussed in MD&A are presented in conformity with accounting principles generally accepted in the U.S. (“GAAP”). We operate under a single research and development business segment. Therefore, our results of operations are discussed on a consolidated basis.

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to our estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect our current perception of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by words such as “anticipate”, “believe”, “plan”, “could”, “should”, “estimate”, “expect”, “forecast”, “outlook”, “guidance”, “intend”, “may”, “might”, “will”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. In evaluating such statements, we urge you to specifically consider the various risk factors identified under Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, which could cause actual events or results to differ materially from those indicated by forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such statements. While it is impossible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things, the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; clinical trial data on our products and product candidates will be unfavorable; our products will not receive marketing approval from regulators or, if approved, do not gain sufficient market acceptance to justify development and commercialization costs; the sales of RELISTOR® and other products by our partners and the revenue and income generated for us thereby may not meet expectations; our commercial launch of AZEDRA® may not meet revenue and income expectations; competing products currently on the market or in development might reduce the commercial potential of our products; we, our collaborators or others might identify side effects after the product is on the market; or efficacy or safety concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales, or other adverse events.

We are also subject to risks and uncertainties associated with the actions of our corporate, academic and other collaborators and government regulatory agencies, including risks from market forces and trends; potential product liability; intellectual property, litigation and other dispute resolution, environmental and other risks; a potential inability to obtain sufficient capital, recruit and retain employees, enter into favorable collaborations, transactions, or other relationships, or the risk that existing or future relationships or transactions may not proceed as planned; the potential for cybersecurity breaches of our systems and information technology; the risk that current and pending patent protection for our products may be invalid, unenforceable or challenged, or fail to provide adequate market exclusivity, or that our rights to in-licensed intellectual property may be terminated for our failure to satisfy performance milestones; the risk of difficulties in, and regulatory compliance relating to, manufacturing products; and the uncertainty of our future profitability.

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

Overview

Business

We are an oncology company focused on the development and commercialization of innovative targeted medicines and artificial intelligence to find, fight and follow cancer. Highlights of our recent progress include the establishment of manufacturing capabilities, approval and launch of AZEDRA®. Our pipeline includes therapeutic agents designed to precisely target cancer (1095 and PSMA TTC), as well as a prostate-specific membrane antigen (“PSMA”) targeted imaging agent for prostate cancer (PyLTM).

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

Product / Candidate	Description	Status	Market	Rights
Ultra-Orphan Theranostic
AZEDRA (iobenguane I 131) 555 MBq/mL injection	Unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma	Approved	U.S	Progenics
Prostate Cancer Theranostics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Phase 3	U.S. & Canada	Progenics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Meeting with EMA	Europe	Curium
1095 (I 131 1095)	PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 2	Worldwide	Progenics
PSMA-TTC (BAY 2315497)	PSMA-targeted antibody conjugate therapeutic for treatment of metastatic prostate cancer	Phase 1	Worldwide	Bayer
Digital Technology
PSMA AI	Imaging analysis technology that uses artificial intelligence and machine learning to quantify and automate the reading of PSMA targeted imaging	Investigational Use Only	Worldwide	Progenics
Automated Bone Scan Index (aBSI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	CE MARK (EU countries) Investigational Use Only (USA)	Worldwide (ex. Japan)	Progenics
Automated Bone Scan Index (BONENAVI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved	Japan	Fuji
Other Programs
RELISTOR Subcutaneous Injection (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain or advanced-illness adult patients	Approved	U.S. & Canada	Bausch
RELISTOR Tablets (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain	Approved	U.S.	Bausch
Leronlimab (PRO 140)	HIV Infection	Rolling BLA Submission	U.S.	CytoDyn

Ultra-Orphan Theranostic:

●

AZEDRA® (iobenguane I 131) is a radiotherapeutic, approved for the treatment of adult and pediatric patients 12 years and older with iobenguane scan positive, unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma who require systemic anticancer therapy. AZEDRA is the first and only FDA-approved therapy for this indication. We anticipate opportunities for growth of AZEDRA beyond its existing label through the development of new indications.

Prostate Cancer Theranostics:

●

PyL™ (also known as 18F-DCFPyL) is a fluorinated PSMA-targeted PET imaging agent that enables visualization of both bone and soft tissue metastases to determine the presence or absence of recurrent and/or metastatic prostate cancer. In the US, we are conducting a pivotal Phase 3 trial evaluating the diagnostic performance and clinical impact of PyL in men with biochemical recurrence of prostate cancer. Curium has licensed exclusive rights to develop and commercialize PyL in Europe. Curium plans to meet with the EMA to agree upon the regulatory path forward for PyL in 2019.

●

1095 (also known as I-131-1095) is a PSMA-targeted Iodine-131 labeled small molecule that is designed to deliver a dose of beta radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. We are conducting a Phase 2 clinical trial in combination with enzalutamide in chemotherapy-naïve patients with metastatic castration-resistant prostate cancer (mCRPC).

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

Digital Technology:

●

PSMA AI is an imaging analysis technology that uses artificial intelligence and machine learning to quantify and automate the reading of PSMA-targeted imaging. We recently completed a prospectively planned retrospective analysis using our deep convolutional neural network algorithms to automatically assess a set of the PSMA images from prior trials. The results from this analysis will be presented at an upcoming scientific conference in June 2019.

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

Other Programs:

●

RELISTOR® is a treatment for opioid-induced constipation (“OIC”) that addresses its underlying mechanism of OIC and decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR is approved in two forms a subcutaneous injection (12 mg and 8 mg) and an oral tablet (450 mg once daily). Any references herein to RELISTOR do not imply that any other form or possible use of the drug has received approval. RELISTOR subcutaneous injection is being sold in the U.S., European Union (“E.U.”), and Canada, and RELISTOR tablets are being sold in the U.S. RELISTOR’s approved U.S. label and full U.S. prescribing information is available at www.RELISTOR.com. Other approved labels for RELISTOR apply in ex-U.S. markets.

●

Leronlimab (PRO 140) is a fully humanized monoclonal antibody which is a cellular targeting CCR5 entry antagonist and is currently in Phase 3 development for the treatment of HIV infection. It is owned by CytoDyn and, pursuant to our agreement with CytoDyn, we have the right to receive certain milestone and royalty payments. CytoDyn announced in March 2019 that it filed its first of three sections of its its Biologics License Application (“BLA”) to the FDA for leronlimab for the treatment of HIV under the Rolling Review process.

We may consider opportunities to out-license our development and clinical programs. We may also in-license or acquire additional oncology compounds and/or programs.

Bausch Agreement

Under our agreement with Bausch, we received a development milestone of $40.0 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, and a development milestone of $50.0 million for the U.S. marketing approval of an oral formulation of RELISTOR in 2016. We are also eligible to receive up to $200.0 million of commercialization milestone payments upon first achievement of specified U.S. net sales targets in any single calendar year. The following table summarizes the commercialization milestones:

U.S. Net Sales Levels in any Single Calendar Year	Payment
(In thousands)
In excess of $100 million	$10,000
In excess of $150 million	15,000
In excess of $200 million	20,000
In excess of $300 million	30,000
In excess of $750 million	50,000
In excess of $1 billion	75,000
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

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended
	March 31,
	2019	2018	Change
Total revenue	$4,281	$3,189	34%
Operating expenses	$22,516	$15,607	(44%	)
Operating loss	$(18,235)	$(12,418)	(47%	)
Net loss	$(18,735)	$(13,424)	(40%	)

Revenue

Our sources of revenue include royalties and license fees from Bausch and other collaborators and, to a small extent, sale of research reagents. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended
	March 31,
Source	2019	2018	Change
Royalty income	$4,161	$3,058	36%
Other revenue	120	131	(8% )
Total revenue	$4,281	$3,189	34%

Royalty income. We recognized royalty income primarily based on the below net sales of RELISTOR as reported to us by Bausch (in thousands, except percentages).

	Three Months Ended
	March 31,
	2019	2018	Change
U.S.	$26,400	$20,300	30%
Outside U.S.	1,300	100	1200%
Worldwide net sales of RELISTOR	$27,700	$20,400	36%

Royalty income increased by $1.1 million, or 36%, during the three months ended March 31, 2019, compared to the same period in 2018, due primarily to higher net sales.

Other revenue. The other revenue remained flat at $0.1 million during the three months ended March 31, 2019, compared to the same period in 2018.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended
	March 31,
Operating Expenses	2019	2018	Change
Research and development	$12,392	$8,110	(53%	)
Selling, general and administrative	9,224	6,697	(38%	)
Change in contingent consideration liability	900	800	(13%	)
Total operating expenses	$22,516	$15,607	(44%	)

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

	Three Months Ended March 31,
	2019	2018
External Costs
PyL	$3,152	$1,590
AZEDRA	3,711	1,170
1404	127	1,285
1095	878	383
PSMA AI	307	170
Other	645	162
Total External Costs	$8,820	$4,760
Internal Costs	3,572	3,350
Total R&D Costs	$12,392	$8,110

R&D expenses increased by $4.3 million, or 53%, during the three months ended March 31, 2019, compared to the same period in 2018. The increase resulted primarily from one-time transition costs for the AZEDRA manufacturing site and higher clinical and contract manufacturing costs for PyL.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased by $2.5 million, or 38%, during the three months ended March 31, 2019, compared to the same period in 2018. The increase was primarily attributable to higher costs associated with the buildout of commercial infrastructure to support the launch and distribution of AZEDRA and higher legal fees.

Change in Contingent Consideration Liability

The increase in the contingent consideration liability of $0.9 million and $0.8 million during the three months ended March 31, 2019 and 2018, respectively, was primarily attributable to an increase in the probability of success for the AZEDRA commercialization milestone and a decrease in the discount period used to calculate the potential milestone payments to former Molecular Insight stockholders.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

	Three Months Ended
	March 31,
	2019	2018	Change
Interest (expense) income, net	$(429)	$(943)	55%
Other (expense) income, net	(71)	(63)	(13% )
Other (expense) income	$(500)	$(1,006)	50%

Total other (expense) income, net decreased by $0.5 million, or 50%, during the three months ended March 31, 2019, compared to the same period in 2018.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$109,587	$137,686
Accounts receivable, net	$4,935	$3,803
Total assets	$164,204	$169,497
Working capital	$93,201	$120,683

Our current principal sources of revenue from operations are royalties and development and commercial milestones. Our principal sources of liquidity are our existing cash and cash equivalents. As of March 31, 2019, we had cash and cash equivalents of approximately $109.6 million, a decrease of $28.1 million from $137.7 million at December 31, 2018, reflecting primarily cash used for operating expenses and for the acquisition, transition and start-up costs of the Somerset manufacturing site for the AZEDRA launch. We expect to continue to have significant cash requirements to support product development activities and the commercial launch of AZEDRA. The amount and timing of our cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. The amount of cash on-hand will depend on the progress of various clinical programs, potential sales from the launch of AZEDRA, and the achievement of various milestones and royalties under our existing license agreements.

We believe that our current cash and cash equivalents will be sufficient to fund our operations for at least the next twelve months. We expect to fund our operations going forward with existing cash resources, anticipated revenues from our existing license agreements, sales of AZEDRA, and cash that we may raise through future capital raising and other financing transactions.

If we do not realize sufficient royalty or milestone revenue from our license agreements, sales of AZEDRA, or are unable to enter into favorable collaboration, license, asset sale, additional capital raising, or other financing transactions, we will have to reduce, delay, or eliminate spending on certain programs, and/or take other economic measures.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash used in operating activities	$(18,519)	$(14,256)
Net cash used in investing activities	$(8,491)	$(16)
Net cash (used in) provided by financing activities	$(1,037)	$9,524

Operating Activities

 Net cash used in operating activities during the three months ended March 31, 2019 was primarily attributable to operating expenses, net of non-cash items including the change in fair value of contingent consideration liability.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 was primarily related to acquisition of AZEDRA manufacturing assets in Somerset, New Jersey and capital expenditures.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2019 was primarily attributable to repayment of debt under the Royalty-Backed Loan with HCRP.

Off-Balance Sheet Arrangements and Guarantees

We have no obligations under off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions we use in preparing the financial statements are appropriate, they are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2019 as noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have variable interest rates and totaled $104.9 million at March 31, 2019. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our condensed consolidated results of operations, and during the three months ended March 31, 2019 and 2018, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the information discussed in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2018. We are or may be from time to time involved in various other disputes, governmental, and/or regulatory inspections, inquiries, investigations, and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect us, our results of operations, financial condition, and cash flows. Refer to our discussion in Note 8. Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The following risk factor and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Other than the risk factor below, there have been no material changes from the information discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2018. You should carefully consider the risks and uncertainties we discussed below and in our Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, operating results, or liquidity could be materially harmed.

Our business could be negatively affected as a result of actions of activist stockholders, which could cause uncertainty about the strategic direction of our business and negatively impact the trading value of our securities.

Activist stockholders may, from time to time, attempt to effect changes in our strategic direction and how our company is governed or may seek to acquire control over our company. Activist stockholders may seek to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Activist campaigns can also seek to change the composition of our board of directors, and campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition. We may not be able to successfully defend against activist stockholders, which could be disruptive to our business. Even if we successfully defend against a proxy contest or activist campaign, responding to activist stockholders can be costly and time-consuming, and can divert significant time and attention of our board of directors and management from pursuing our business strategies.

On May 7, 2019, Velan Capital, L.P., Altiva Management Inc., Balaji Venkataraman, Virinder Nohria, LTE Partners, LLC, LTE Management, LLC, Melkonian Capital Management, LLC, Ryan Melkonian, Terence Cooke and Deepak Sarpangal filed a preliminary proxy statement with the SEC seeking stockholder support to vote against, or abstain from voting on (i.e., a “withhold campaign”), the re-election of certain directors of the Company at the 2019 annual meeting of stockholders. Such a “withhold campaign” cannot result in persons unsupported by the Company being elected to the board of directors. However, such a “withhold campaign” may result in unanticipated perceived uncertainties as to our future direction, control, and ability to execute on our strategy, which could lead to the perception of instability or a change in the direction of our business, as well as a belief that the board of directors might decide to implement changes to its composition or management. Such perceptions and beliefs may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.

If directors ultimately fail to be elected to our board of directors as a result of the “withhold campaign,” it may adversely affect our ability to effectively implement our business strategy and to create additional value for our stockholders.

We may choose to initiate, or may become subject to, litigation as a result of the “withhold campaign,” a proxy contest or matters arising from the “withhold campaign” or proxy contest, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

Actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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
31.2

Certification of Patrick Fabbio, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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

(1)	Previously filed in Current Report on Form 8-K filed on June 13, 2013.
(2)	Previously filed in Current Report on Form 8-K filed on April 1, 2019.
(3)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.
(4)	Previously filed in Current Report on Form 8-K filed on June 14, 2018.
(5)	Previously filed in Current Report on Form 8-K filed on May 31, 2018.
(6)	Previously filed in Current Report on Form 8-K filed on May 11, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: May 9, 2019	By:	/s/ Patrick Fabbio
Patrick Fabbio Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)