Form 10-Q
period 2019-06-30
PROGENICS PHARMACEUTICALS INC
filed 2019-08-09
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of August 5, 2019, a total of 86,421,634 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$84,823	$137,686
Accounts receivable, net	10,569	3,803
Other current assets	4,806	2,640
Total current assets	100,198	144,129

Property and equipment, net	7,008	3,944
Intangible assets, net	7,375	6,666
Goodwill	17,847	13,074
Operating right-of-use lease assets	13,889	-
Other assets	6,464	1,684
Total assets	$152,781	$169,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$272	$444
Accrued expenses	16,938	10,533
Contingent consideration liability	-	7,050
Current portion of debt, net	5,806	5,419
Operating lease liabilities	555	-
Total current liabilities	23,571	23,446

Long-term debt, net	36,342	39,180
Operating lease liabilities	15,312	-
Contingent consideration liability	4,800	3,950
Deferred tax liability	28	28
Other liabilities	-	1,818
Total liabilities	80,053	68,422

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 86,599 shares in 2019 and 84,742 shares in 2018	112	110
Additional paid-in capital	724,027	713,019
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Subscription receivable	(933)	-
Accumulated other comprehensive loss	(94)	(105)
Accumulated deficit	(647,643)	(609,208)
Total stockholders’ equity	72,728	101,075
Total liabilities and stockholders’ equity	$152,781	$169,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$270	$-	$270	$-
Royalty income	3,593	3,530	7,754	6,588
License and other revenue	6,103	348	6,223	479
Total revenue	9,966	3,878	14,247	7,067

Operating expenses:
Cost of goods sold	493	-	493	-
Research and development	13,080	9,347	25,472	17,457
Selling, general and administrative	14,570	7,569	23,794	14,266
Change in contingent consideration liability	916	1,300	1,816	2,100
Total operating expenses	29,059	18,216	51,575	33,823

Operating loss	(19,093)	(14,338)	(37,328)	(26,756)

Other (expense) income:
Interest (expense) income and other income, net	(607)	(930)	(1,107)	(1,936)
Total other (expense) income	(607)	(930)	(1,107)	(1,936)

Loss before income tax benefit	(19,700)	(15,268)	(38,435)	(28,692)

Income tax benefit	-	96	-	96

Net loss	$(19,700)	$(15,172)	$(38,435)	$(28,596)
Net loss per share - basic and diluted	$(0.23)	$(0.20)	$(0.45)	$(0.39)
Weighted-average shares - basic and diluted	85,000	74,017	84,772	73,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(19,700)	$(15,172)	$(38,435)	$(28,596)
Other comprehensive loss:
Foreign currency translation adjustments	53	(38)	11	(56)
Comprehensive loss	$(19,647)	$(15,210)	$(38,424)	$(28,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Common Stock		Common Stock Subscribed		Additional		Accumulated Other		Treasury Stock		Total
	Number		Number		Paid-in	Accumulated	Comprehensive	Subscription	Number		Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Loss	Receivable	of Shares	Cost	Equity
Balance at December 31, 2018	84,742	$110	-	$-	$713,019	$(609,208)	$(105)	$-	(200)	$(2,741)	$101,075
Net loss	-	-	-	-	-	(18,735)	-	-	-	-	(18,735)
Foreign currency translation adjustments	-	-	-	-	-	-	(42)	-	-	-	(42)
Stock-based compensation expense	-	-	-	-	1,077	-	-	-	-	-	1,077
Balance at March 31, 2019	84,742	$110	-	$-	$714,096	$(627,943)	$(147)	$-	(200)	$(2,741)	$83,375
Net loss	-	-	-	-	-	(19,700)	-	-	-	-	(19,700)
Foreign currency translation adjustments	-	-	-	-	-	-	53	-	-	-	53
Stock-based compensation expense	-	-	-	-	994	-	-	-	-	-	994
Issuance of common stock to former shareholders of MIP, net of payments to advisors	1,632	2	-	-	7,737	-	-	-	-	-	7,739
Exercise of stock options	50	-	-	-	267	-	-	-	-	-	267
Subscription receivable in connection with exercise of stock options	-	-	175	-	933	-	-	(933)	-	-	-
Balance at June 30, 2019	86,424	$112	175	$-	$724,027	$(647,643)	$(94)	$(933)	(200)	$(2,741)	$72,728

	Common Stock		Common Stock Subscribed		Additional		Accumulated Other		Treasury Stock		Total
	Number		Number		Paid-in	Accumulated	Comprehensive	Subscription	Number		Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Loss	Receivable	of Shares	Cost	Equity
Balance at December 31, 2017	71,325	$93	320	$-	$609,829	$(541,586)	$(33)	$(2,109)	(200)	$(2,741)	$63,453
Net loss	-	-	-	-	-	(13,424)	-	-	-	-	(13,424)
Foreign currency translation adjustments	-	-	-	-	-	-	(18)	-	-	-	(18)
Stock-based compensation expense	-	-	-	-	1,048	-	-	-	-	-	1,048
Cumulative effect of ASU 2014-09 adoption	-	-	-	-	-	35	-	-	-	-	35
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	1,537	2	(320)	-	7,414	-	-	2,109	-	-	9,525
Subscription of common stock in connection with at-the-market offering, net of commissions	-	-	103	-	750	-	-	(750)	-	-	-
Balance at March 31, 2018	72,862	$95	103	$-	$619,041	$(554,975)	$(51)	$(750)	(200)	$(2,741)	$60,619
Net loss	-	-	-	-	-	(15,172)	-	-	-	-	(15,172)
Foreign currency translation adjustments	-	-	-	-	-	-	(38)	-	-	-	(38)
Stock-based compensation expense	-	-	-	-	2,130	-	-	-	-	-	2,130
Cumulative effect of ASU 2014-09 adoption	-	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	2,097	2	-	-	15,288	-	-	-	-	-	15,290
Subscription of common stock in connection with at-the-market offering, net of commissions	-	-	(103)	-	(750)	-	-	750	-	-	-
Balance at June 30, 2018	74,959	$97	-	$-	$635,709	$(570,147)	$(89)	$-	(200)	$(2,741)	$62,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(38,435)	$(28,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,071	3,178
Depreciation and amortization	1,166	590
Non-cash interest expense	139	137
Other	11	(96)
Change in fair value of contingent consideration liability	1,816	2,100
Changes in assets and liabilities:
Accounts receivable	(6,764)	164
Other current assets	(2,073)	63
Other assets	(2,705)	-
Accounts payable	(169)	(2,797)
Accrued expenses	6,446	(77)
Other current liabilities	39	-
Other liabilities	(242)	145
Net cash used in operating activities	(38,700)	(25,189)
Cash flows from investing activities:
Acquisition of AZEDRA manufacturing assets	(8,000)	-
Purchases of property and equipment	(1,827)	(502)
Portion of MIP milestones paid to former advisor	(277)	-
Net cash used in investing activities	(10,104)	(502)
Cash flows from financing activities:
Net proceeds from issuance of common stock in connection with at-the-market offering	-	24,815
Repayment of debt	(2,590)	(2,179)
Proceeds from exercise of stock options	267	-
Net cash (used in) provided by financing activities	(2,323)	22,636
Effect of currency rate changes on cash, cash equivalents and restricted cash	2	(93)
Net decrease in cash, cash equivalents, and restricted cash	(51,125)	(3,148)
Cash, cash equivalents, and restricted cash at beginning of period	139,220	92,164
Cash, cash equivalents, and restricted cash at end of period	$88,095	$89,016

Supplemental disclosure of cash flow information
Cash paid for interest	$2,131	$2,381

Non-cash financing activity
Subscription receivable	$933	$-

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above for the six months ended June 30, 2019 and 2018:

Cash, cash equivalents and restricted cash information
Cash and cash equivalents at beginning of period	137,686	90,642
Restricted cash included in long-term assets at the beginning of period	1,534	1,522
Cash, cash equivalents and restricted cash at beginning of period	$139,220	$92,164

Cash and cash equivalents at end of period	84,823	87,490
Restricted cash included in long-term assets at the end of period	3,272	1,526
Cash, cash equivalents, and restricted cash at end of period	$88,095	$89,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Business

Progenics Pharmaceuticals, Inc. (and its subsidiaries collectively the “Company,” “Progenics”, “we”, or “us”) is an oncology company focused on the development and commercialization of innovative targeted medicines and artificial intelligence to find, fight and follow cancer. Highlights of our recent progress include the first commercial revenue for AZEDRA®, completion of enrollment of the PyLTM pivotal Phase 3 trial, and dosing of the first patient in the 1095 open label Phase 2 trial. Our pipeline includes therapeutic agents designed to precisely target cancer (AZEDRA, 1095 and PSMA TTC), as well as prostate-specific membrane antigen (“PSMA”) targeted imaging agents for prostate cancer (PyL and 1404).

Recent and Continued Progress:

●

AZEDRA Launch – A team of Nuclear Medicine Technologists, Sales Representatives, Medical Science Liaisons and Access Specialists are in the field assisting centers of excellence and payers with utilizing and reimbursing AZEDRA. This quarter we completed the first administrations of commercial AZEDRA and recorded our first commercial sales.

●	Centers for Medicare & Medicaid Services ("CMS") approved a new technology add-on payment ("NTAP") for AZEDRA when administered in the hospital inpatient setting for Medicare beneficiaries in FY 2020. The NTAP will cover the lesser of 65 percent of the average cost of AZEDRA, or 65 percent of the costs in excess of the Medicare Severity Diagnosis Related Groups ("MS–DRG") payment for the case. As a result, the maximum NTAP for a case involving a therapeutic dose of AZEDRA is $98,150.
●

Patient enrollment for the Phase 3 CONDOR trial evaluating the diagnostic performance and clinical impact of PyL (18F-DCFPyL) was completed five months ahead of schedule. The Phase 3 CONDOR trial is a multi-center, open label trial that dosed 208 patients with biochemical recurrence of prostate cancer at 14 sites in the U.S. and Canada. Top-line data is expected by year end.

●

The first patient was dosed in the ongoing Phase 2 trial of 1095 in combination with enzalutamide in chemotherapy-naïve patients with metastatic castration-resistant prostate cancer (mCRPC). Progenics’1095 is a small molecule radiotherapeutic designed to selectively bind to the extracellular domain of prostate specific membrane antigen (“PSMA”), a protein that is highly expressed on prostate cancer cells.

●

We reached alignment with the U.S. Food and Drug Administration (“FDA”) on a clinical development plan to support an expanded label for AZEDRA for the treatment of patients with unresectable or metastatic neuroendocrine tumors (“NETs”) who are MIBG-avid. Progenics plans to conduct a basket study that will evaluate AZEDRA in patients with NETs that are MIBG-avid, including gastroenteropancreatic neuroendocrine tumors as well as other NETs and utilize a dosing regimen that enables outpatient administration. The basket study is expected to begin by the end of the year and enroll approximately 150 patients at sites in the U.S. and Canada.

●

The U.S. District Court of New Jersey upheld the validity and determined the infringement by Actavis Laboratories FL, Inc. (“Actavis”) of a patent protecting RELISTOR Tablets, which expires in March 2031. Defendant, Actavis, a subsidiary of Teva Pharmaceutical Industries Ltd., had challenged the validity of and had alleged non-infringement of Claims 2 and 5 of U.S. Patent No. 8,524,276, which protects the formulation of RELISTOR Tablets.

●

We entered into an exclusive license agreement with ROTOP Pharmaka GmbH (“ROTOP”), a Germany-based developer of radiopharmaceuticals for nuclear medicine diagnostics, to develop and commercialize 1404 in Europe. 1404 is a technetium-99m labeled small molecule which binds to PSMA and is used as an imaging agent to diagnose and detect localized prostate cancer as well as soft tissue and bone metastases. Under the terms of the collaboration, ROTOP will be responsible for the development, regulatory approvals and commercialization of 1404 in Europe while Progenics is entitled to double-digit, tiered royalties on net sales in the territory.

●	The automated Bone Scan Index (“aBSI”) automatically segments the anatomical regions of the skeleton and detects and classifies lesions in the bone scans of prostate cancer patients. The aBSI has been shown to be an objective measure of the quantitative change in disease burden and is a prognostic biomarker in patients with metastatic prostate cancer. In August 2019, the Company received 510(k) clearance from the FDA to market its cloud-based version of aBSI product in the U.S. This clearance of our cloud-based software as a medical device is an essential step towards the further development of PSMA AI.
●

We entered into a transfer agreement with FUJIFILM Toyama Chemical Co, Ltd. (“FUJIFILM”) for the rights to the Company’s aBSI product in Japan for use under the name BONENAVI®. Under the terms of the agreement, FUJIFILM acquired, by a combination of purchase and license, the Japanese software, source code, supporting data and all Japanese patents associated with the aBSI product from Progenics for use in Japan. In exchange, Progenics received $4.0 million in an upfront payment and will receive service fees for aBSI and other AI products over three years in Japan. BONENAVI has been licensed to FUJIFILM for use in Japan since 2011.

●

We initiated a collaboration that provides the VA Greater Los Angeles Healthcare System (“VAGLAHS”) with access to the Company’s AI platform for investigational use. In the project, the VAGLAHS network will gain access to Progenics’ machine learning platforms, which includes the aBSI and the PSMA AI platforms. The collaboration will explore novel predictive machine learning algorithms from the digital medical images and its associated clinical outcomes. These novel algorithms will be prospectively validated at VAGLAHS for effective healthcare management of veterans with prostate cancer. This project is the nation’s first collaborative effort to validate cutting-edge machine learning tools for improving treatment management of veterans with prostate cancer and provides additional validation to Progenics’ AI platform.

Corporate:

●

Progenics appointed Huw Jones to the newly created role of Vice President, Commercial. Mr. Jones joins Progenics following several years on the commercial strategy and operations team at Novartis Pharmaceuticals, as well as its subsidiaries, Advanced Accelerator Applications SA and Novartis Oncology. In his two decades at Novartis and its subsidiaries, Mr. Jones held various global leadership roles, including Executive Director and Global Brand Leader, Head of Global Commercial Excellence, as well as positions of increasing responsibility in general management, sales, marketing, training and commercial operations.

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

●

Bayer AG (“Bayer”) has exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology, in combination with Bayer’s alpha-emitting radionuclides. Bayer is developing PSMA TTC, a thorium-227 labeled PSMA-targeted antibody therapeutic. Bayer initiated a Phase 1 trial of PSMA TTC in patients with metastatic castration-resistant prostate cancer. In May 2019, Bayer dosed the first patient in the Phase 1 trial which triggered a $2.0 million milestone payment, recorded as part of the license and other revenue.

●

CytoDyn Inc. (“CytoDyn”) acquired leronlimab (PRO 140), which acquisition included a milestone and royalty payment obligations to us. Leronlimab is a fully humanized monoclonal antibody which is a cellular targeting CCR5 entry antagonist and is currently in development for the treatment of HIV. CytoDyn announced in March 2019 that it filed its first of three sections of its Biologics License Application (“BLA”) to the FDA for leronlimab for the treatment of HIV under the Rolling Review process.

●

Curium has exclusive rights to develop, manufacture and commercialize PyL (18F-DCFPyL) in Europe. Under the terms of the collaboration, Curium is responsible for the development, regulatory approvals and commercialization of PyL in Europe, and Progenics is entitled to royalties on net sales of PyL.

●

ROTOP has exclusive rights to develop, manufacture and commercialize 1404 in Europe. Under the terms of the collaboration, ROTOP is responsible for the development, regulatory approvals and commercialization of 1404 in Europe. We understand from ROTOP that it plans to hold an expert panel meeting with Key Opinion Leaders (“KOLs”) in the PSMA imaging field, as well as regulatory experts, to review existing data on 1404 and obtain guidance on the clinical development. Upon agreement on a path forward, ROTOP will request a meeting with European regulators and start a clinical trial in early 2020. Under this agreement, Progenics is entitled to double-digit, tiered royalties on future net sales of 1404 in Europe.

●

FUJIFILM has rights to the Company’s aBSI product in Japan for use under the name BONENAVI. Under the terms of the agreement, FUJIFILM acquired, by a combination of purchase and license, the Japanese software, source code, supporting data and all Japanese patents associated with the aBSI product from us for use in Japan. In exchange, Progenics received a $4.0 million upfront payment and is entitled to service fees for the next three years.

Our current principal sources of revenue from operations are royalty and development and commercial milestones from Bausch and Bayer. Royalty and further milestone payments from Bausch or Bayer depend on success in development and commercialization of RELISTOR and our PSMA antibody technology, respectively, which is dependent on many factors, such as Bausch or Bayer’s respective efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of the licensed products.

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

Liquidity

At June 30, 2019, we had $84.8 million of cash and cash equivalents, a decrease of $52.9 million from $137.7 million at December 31, 2018. We expect that this amount will be sufficient to fund operations as currently anticipated beyond one year from the filing date of this Quarterly Report on Form 10-Q. We have historically funded our operations to a significant extent from capital-raising and we expect to require additional funding in the future, the availability of which is never guaranteed and may be uncertain. We expect that we may continue to incur operating losses.

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

The following table summarizes our revenue streams from contracts with customers for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Product sales	$270	$-	$270	$-
Royalty income	3,593	3,530	7,754	6,588
License and other revenue	6,103	348	6,223	479
Total revenue	$9,966	$3,878	$14,247	$7,067

Product sales – represent revenue from sales of AZEDRA directly to hospitals. Our performance obligations are to provide AZEDRA based on sales orders from hospitals, which have been verified by our commercial team as properly credentialed to receive, handle, administer and dispose of radioactive materials. We recognize revenue after the customer takes title and has obtained control of the product. Our contracts with hospitals stipulate that product is shipped free on board destination. We invoice hospitals after the products have been delivered and invoice payments are generally due within 60 days of invoice date. We record sales to hospitals based on AZEDRA’s list price per mCi and the amount prescribed based upon a dosimetric assessment of each patient. We record product sales net of any variable consideration due to rebates and discounts provided under governmental and other programs, and other sales-related deductions, such as product returns and copay assistance programs. Shipping and handling costs associated with finished goods delivered to customers are recorded as a selling expense.

Royalty income – represents revenue from the sales-based royalties under our intellectual property licensing arrangements and is recognized upon net sales of the licensed products.

License and other revenue – represents revenue from upfront payments (fixed consideration) and development and sales milestones, sublicense payments, support and service payments and sales-based bonus payments (variable consideration) under our licensing or software arrangements. The fixed consideration will be recognized as revenue at the time when the transfer of know-how is completed. The variable consideration will be estimated using the most likely amount method and recognized only when we have “a high degree of confidence” that revenue will not be reversed in a subsequent reporting period. The other revenue also includes revenue from product sales of research reagents, that is recognized upon shipment to the end customer (i.e. control of the product is deemed to be transferred).

We had receivable contract balances of $10.6 million and $3.8 million as of June 30, 2019 and December 31, 2018, respectively, primarily related to the royalty revenue and upfront and milestone payments under our partnerships, which are included in license and other revenue (see Note 5. Accounts Receivable).

Restricted Cash

Restricted cash included in long-term assets of $3.3 million and $1.5 million at June 30, 2019 and December 31, 2018, respectively, represents collateral for a letter of credit securing a lease obligation (for both periods), collateral for a letter of credit related to equipment purchases and a security deposit with the German District Court related to the PSMA-617 litigation (for the 2019 period). We believe the carrying value of this asset approximates fair value.

Foreign Currency Translation

Our international subsidiaries generally consider their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three and six months ended June 30, 2019 or 2018.

Leases

We determine whether an arrangement is or contains a lease at its inception. We recognize lease liabilities based on the present value of the minimum lease payments not yet paid by using the lease term and discount rate determined at lease commencement. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate to determine the present value of our lease payments. Our leases may include options to extend or terminate a lease when it is reasonably certain that we will exercise that option. We recognize the operating right-of-use (“ROU”) lease assets at amounts equal to the lease liability adjusted for prepaid or accrued rent, remaining balance of any lease incentives and unamortized initial direct costs.

The operating lease liabilities are reported in other current liabilities and other noncurrent liabilities and the related ROU lease assets are reported in other noncurrent assets on our condensed consolidated balance sheets. Lease expense for our operating leases is calculated on a straight-line basis over the lease term and is reported in research and development and selling, general and administrative expenses on our condensed consolidated statements of operations. We do not recognize a lease liability or ROU lease assets for leases whose lease terms, at commencement, are twelve months or less, or for leases which are below the established capitalization threshold.

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $3.1 million and $2.7 million as of June 30, 2019 and December 31, 2018, respectively. The following table summarizes our property and equipment (in thousands):

	June 30,	December 31,
	2019	2018
Machinery and equipment	$3,949	$2,992
Leasehold improvements	3,052	1,734
Computer equipment	632	721
Furniture and fixtures	909	878
Construction in progress	1,612	317
Property and equipment, gross	10,154	6,642
Less - accumulated depreciation	(3,146)	(2,698)
Property and equipment, net	$7,008	$3,944

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses and in April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amend the scope and transition requirements of ASU 2016-13. The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Note 3. Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three and six months ended June 30, 2019 and 2018, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive.

The calculations of net loss per share, basic and diluted, are as follows (amounts in thousands, except per share data):

		Weighted-Average
		Shares
	Net Loss	Outstanding	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended June 30, 2019
Basic and diluted	$(19,700)	85,000	$(0.23)
Six months ended June 30, 2019
Basic and diluted	$(38,435)	84,772	$(0.45)

Three months ended June 30, 2018
Basic and diluted	$(15,172)	74,017	$(0.20)
Six months ended June 30, 2018
Basic and diluted	$(28,596)	73,271	$(0.39)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	6,298	3,237	6,382	3,236
Contingent consideration liability (1)	778	2,351	778	2,351
Total securities excluded	7,076	5,588	7,160	5,587

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

We believe the carrying amounts of our cash equivalents, restricted cash, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of June 30, 2019 and December 31, 2018.

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

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at June 30, 2019
		Quoted Prices in Active	Significant Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$82,737	$82,737	$-	$-
Total assets	$82,737	$82,737	$-	$-

Liabilities:
Contingent consideration liability	$4,800	$-	$-	$4,800
Total liabilities	$4,800	$-	$-	$4,800

		Fair Value Measurements at December 31, 2018
		Quoted Prices in Active	Significant Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$136,052	$136,052	$-	$-
Total assets	$136,052	$136,052	$-	$-

Liabilities:
Contingent consideration liability	$11,000	$-	$-	$11,000
Total liabilities	$11,000	$-	$-	$11,000

The contingent consideration liability of $4.8 million as of June 30, 2019 represents the estimated fair value of the future potential milestone payments to former MIP stockholders (shown in the tables below).

Milestone payments due upon first commercial sale and/or from proceeds received from license revenue (in thousands):

Program	Consideration	Form of Payment
1095	5,000	Cash or Progenics common stock
1404	9,984	Cash or Progenics common stock or cash in the case of license revenue
	$14,984

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

Significant changes in any of the probabilities of success or the probabilities as to the periods in which milestones will be achieved would result in a significantly higher or lower fair value measurement. We record the contingent consideration liability at fair value with changes in estimated fair values recorded in change in contingent consideration liability in our condensed consolidated statements of operations.

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at June 30, 2019 and December 31, 2018 (in thousands). The decrease in the contingent consideration liability of $6.2 million during the six months ended June 30, 2019 was primarily due to an $8.0 million payment for the AZEDRA first commercial sale milestone, which was partially offset by an increase in the AZEDRA sales forecasts associated with the planned initiation of a basket study to expand the label for AZEDRA and a decrease in the discount period used to calculate the present value of the contingent consideration liability.

	Fair Value at
	June 30,
	2019	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
1095 commercialization	$450	Probability adjusted discounted	Probability of success		18%
		cash flow model	Period of expected milestone achievement		2026
			Discount rate		10%
1404 commercialization	250	Probability adjusted discounted	Probability of success		43%
		cash flow model	Period of expected milestone achievement	2022	-	2035
			Discount rate		10%
Net sales targets	4,100	Monte-Carlo simulation	Probability of success	18%	-	90%
			Discount rate		10%
Total	$4,800

	Fair Value at
	December 31,
	2018	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$7,050	Probability adjusted discounted	Probability of success		90%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	450	Probability adjusted discounted	Probability of success		18%
		cash flow model	Period of expected milestone achievement		2026
			Discount rate		10%
Net sales targets	3,500	Monte-Carlo simulation	Probability of success	18%	-	90%
			Discount rate		10%
Total	$11,000

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated (in thousands):

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$11,900	$17,600	$11,000	$16,800
Fair value change included in net loss	916	1,300	1,816	2,100
Payments	(8,016)	-	(8,016)	-
Balance at end of period	$4,800	$18,900	$4,800	$18,900

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$916	$1,300	$1,816	$2,100

Note 5. Accounts Receivable

Our accounts receivable represent amounts due to us from royalties, collaborators, product sales and, to a small extent, sales of research reagents, and consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Royalties	$3,593	$3,151
Bayer milestone	2,000	-
FUJIFILM transfer	4,000	-
Other	976	652
Accounts receivable, net	$10,569	$3,803

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

Purchase Price Allocation: We accounted for this acquisition as a business combination by allocating the consideration we paid to the fair values of the assets acquired at the effective date of the acquisition, as summarized below. The difference between the fair value of the acquisition consideration and the estimated fair value of the identifiable assets represents potential future economic benefits arising from the acquisition, and has been recorded as goodwill.

The following table summarizes the allocation of the consideration paid to the estimated fair values of the assets acquired as of the acquisition date (in thousands):

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

The acquired Somerset intangible assets represent manufacturing know-how, which is comprised of documented technical data and information, formulae, standards, specifications, processes, methods, code books, as well as all information, knowledge, trade practices and secrets utilized by the Somerset facility in manufacturing of the AZEDRA. We estimate the remaining useful life of the Somerset intangible to be approximately six years.

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders’ equity). No goodwill impairment has been recognized as of June 30, 2019 or 2018.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2019	$13,074	$600	$6,066
Increase related to Somerset acquisition	4,773	-	1,245
Amortization expense	-	-	(536)
Balance at June 30, 2019	$17,847	$600	$6,775

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2018	$13,074	$28,700	$1,669
Amortization expense	-	-	(106)
Balance at June 30, 2018	$13,074	$28,700	$1,563

The following table reflects the components of the finite-lived intangible assets as of June 30, 2019 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Intangible assets - AZEDRA product rights	$4,900	$642	$4,258
Intangible assets - Somerset	1,245	80	1,165
Intangible assets - EXINI technology	2,120	768	1,352
Total	$8,265	$1,490	$6,775

Note 7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value, as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Accrued legal and professional fees	$6,763	$1,305
Accrued clinical trial costs	4,514	2,318
Accrued payroll and related costs	2,254	2,871
Accrued contract manufacturing costs	1,753	2,516
Accrued consulting costs	734	862
Other	920	661
Accrued expenses	$16,938	$10,533

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

Paragraph IV Certifications - Mylan

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

On July 9, 2018, Bausch and Salix filed a motion to disqualify Katten Muchin Rosenman LLP as counsel for Mylan. On July 17, 2018, an order was issued stating the briefing on the merits of Mylan’s appeal pending the disposition of the motion to disqualify. Oral argument was held on September 12, 2018. A decision disqualifying Katten Muchin Rosenman LLP as counsel for Mylan was issued on February 8, 2019, by the Federal Circuit. Merits briefing is currently underway. Mylan submitted its opening brief on April 9, 2019. Plaintiffs filed their responsive brief on July 2, 2019. Mylan filed its reply brief on August 6, 2019.

Paragraph IV Certification – Actavis

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

Settlement Agreement - Actavis

On May 25, 2018, Progenics, Bausch, Salix, Wyeth (Progenics, Bausch and Salix, each “Plaintiff” and collectively “Plaintiffs”) and Actavis LLC (“Actavis”) entered into a Settlement and License Agreement (the “Actavis Agreement”) relating to Civil Action No. 2:15-cv-08180 and Civil Action No. 2:17-cv-06714. The following is a summary of the material terms of the Actavis Agreement. The Actavis Agreement provides for a full settlement and release by both Plaintiffs and Actavis of all claims that were or could have been asserted in the District Court Cases and all resulting damages or other remedies. Plaintiffs and Actavis have agreed to and, in fact, filed a Stipulated Consent Judgment and Injunction after the execution of the Actavis Agreement. Plaintiffs and Actavis have further acknowledged and agreed that the 30-month stay imposed by the FDA in relation to the approval of Actavis’ ANDAs for the Actavis Products (the “Actavis ANDAs”) should be terminated.

Under the Actavis Agreement, Plaintiffs grant Actavis a non-exclusive, royalty-free, non-transferable, non-sublicensable, limited license under the Patents-In-Suit to make, import, and sell each of the Actavis Products in the U.S. beginning on the earliest of (a) January 1, 2028; (b) for each of the Actavis Products, if Actavis is a “First Applicant” (as defined in 21. U.S.C. § 355(j)(5)(B)(iv)(II)) and has not forfeited, relinquished or otherwise waived its 180-day exclusivity, 180 days prior to the date on which an entity not a First Applicant is permitted to commercially sell such Actavis Product in the U.S. under authorization from Plaintiffs; (c) for each of the Actavis Products, if Actavis either is not a First Applicant or otherwise has forfeited, relinquished or otherwise waived its 180-day exclusivity, the earlier of (i) 181 days after any third party that is a First Applicant markets a corresponding single-dose vial or pre-filled syringe that has been FDA approved or submitted for approval under an ANDA as a generic version of RELISTOR® Injection for subcutaneous use (the “Generic Products”) in the U.S., or (ii) the date on which a third party that is either not a First Applicant or otherwise has waived its 180-day exclusivity markets, or is first authorized by Plaintiffs to begin marketing, such Generic Product; (d) for each of the Actavis Products, the date on which a third party that has sought or received approval from the FDA under a “New Drug Application” (as defined in the US Federal Drug and Cosmetic Act and regulations promulgated thereunder) (“NDA”) for a corresponding single-dose vial or pre-filled syringe of methylnaltrexone bromide for subcutaneous use for which RELISTOR® Injection is the listed drug (a “Section 505(b)(2) Applicant”) markets or is first authorized by Plaintiffs to begin marketing such corresponding product; (e) for each of the Actavis Products, the date on which a corresponding generic version of the single-dose vial or pre-filled syringe of methylnaltrexone bromide for subcutaneous use approved under NDA No. 021964 for RELISTOR® Injection that is marketed or intended for marketing in the U.S. without the RELISTOR® trademark (an “Authorized Generic Product”) is first marketed in the U.S. by a third party; or (f) the earlier of (i) the date on which a final court decision is entered holding that each of the unexpired claims of the Patents-In-Suit are invalid and/or unenforceable, or (ii) the date on which the Patents-In-Suit have expired, been permanently abandoned, or delisted from the Orange Book. The Actavis Agreement also gives Actavis a limited right to grant sublicenses to its affiliates for certain pre-marketing activities.

Paragraph IV Certification - Par

On or about July 15, 2017, Progenics, Salix and Wyeth received notification of a Paragraph IV certification for RELISTOR (methylnaltrexone bromide) subcutaneous injection, for certain patents that are listed in the FDA’s Orange Book. The certification resulted from the filing by Par Sterile Products, LLC (“Par Sterile”) of an ANDA with the FDA, challenging such patents for RELISTOR subcutaneous injection and seeking to obtain approval to market a generic version of RELISTOR subcutaneous injection before some or all of these patents expire.

District Court Actions

Progenics, Salix, Bausch, and Wyeth filed suit against Par Sterile Products, Par Pharmaceutical, Inc. (“Par Pharmaceutical” and, together with Par Sterile, “Par”), and Endo International plc in the District of New Jersey on August 25, 2017 (2:17-cv-06449-SRC-CLW) seeking declaratory judgment of infringement of U.S. Patent Nos. 8,247,425, 8,420,663, 8,552,025, 8,822,490, 9,180,125, and 9,669,096 based upon Par Sterile Product’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR vials before some or all of these patents expire.

Progenics, Salix, Bausch, and Wyeth filed suit against Par Sterile Products, Par Pharmaceutical, and Endo International plc in the Southern District of New York on August 25, 2017 (1:17-cv-06557-PAE) seeking declaratory judgment of infringement of U.S. Patent Nos. 8,247,425, 8,420,663, 8,552,025, 8,822,490, 9,180,125, and 9,669,096 based upon Par Sterile Product’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR vials before some or all of these patents expire. This action was voluntarily dismissed on November 30, 2017.

Settlement Agreement - Par

On May 10, 2018, Progenics, Bausch, Salix, Wyeth and Par entered into a Settlement and License Agreement (the “Par Agreement”) relating to Civil Action No. 17-06449-SRC-CLW (the “District Court Case”). The following is a summary of the material terms of the Par Agreement.

The Par Agreement provides for a full settlement and release by both Plaintiffs and Par of all claims that were or could have been asserted in the District Court Case and all resulting damages or other remedies. Plaintiffs and Par have agreed to and, in fact, filed a Stipulated Consent Judgment and Injunction after the execution of the Par Agreement. Plaintiffs and Par have further acknowledged and agreed that the 30-month stay imposed by the FDA in relation to the approval of Par’s ANDA for the Par Products (the “Par ANDA”) should be terminated.

Under the Par Agreement, Plaintiffs grant Par a non-exclusive, royalty-free, non-transferable, non-sublicensable, limited license under the Patents-In-Suit to make, import, and sell the Par Products in the U.S., or make outside the U.S. solely for importation into the U.S. (the “Par License”) beginning on the earliest of (i) September 30, 2030; (ii) for either of the Par Products, one hundred eighty-one (181) days after any third party who is the “First Applicant” (as defined in 21. U.S.C. § 355(j)(5)(B)(iv)(II)) markets a single-dose vial or pre-filled syringe that has been FDA approved or submitted for approval under an ANDA as a generic version of RELISTOR® Injection for subcutaneous use (the “Generic Products”); (iii) for either of the Par Products, the date on which a non-First Applicant third party markets an authorized generic (under the RELISTOR® New Drug Application (“NDA”) but without the RELISTOR® trademark) single-dose vial or pre-filled syringe of methylnaltrexone bromide for subcutaneous use in the U.S.; (iv) for either of the Par Products, the date on which a third party who is not a First Applicant (or who is a First Applicant who has forfeited or otherwise waived its 180-day exclusivity) markets or is first authorized by Plaintiffs to market the Generic Products in the U.S.; (v) the date on which a final court decision is entered holding that each of the asserted claims against Par in the District Court Case from the Patents-In-Suit are invalid and/or unenforceable, or not infringed by the single-dose vial Par Product; or (vi) the date on which the Patents-In-Suit have expired, been permanently abandoned or delisted from the FDA’s Orange Book. Plaintiffs have also granted to Par a limited pre-commercialization license to manufacture and/or import the Par Products into the U.S. starting one hundred fifty (150) days prior to the effective date of the Par License solely to the extent reasonably necessary to enable Par to market the Par Products in the U.S. on or after the effective date of the Par License.

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

District Court Actions

Progenics, Salix, Bausch, and Wyeth filed suit against Actavis, Actavis LLC, Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. in the District of New Jersey on December 6, 2016 (2:16-cv-09038-SRC-CLW) seeking declaratory judgment of infringement of U.S. Patent Nos. 8,420,663, 8,524,276, 8,956,651, 9,180,125, and 9,314,461 based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of these patents expire.

Progenics, Salix, Bausch, and Wyeth filed suit against Actavis, Actavis LLC, Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. in the District of New Jersey on December 8, 2017 (2:17-cv-12857-SRC-CLW) seeking declaratory judgment of infringement of U.S. Patent Nos. 9,724,343 and 9,492,445 based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before some or all of these patents expire.

The 2:16-cv-09038-SRC-CLW and 2:17-cv-12857-SRC-CLW actions were consolidated into a single action in the District of New Jersey (2:16-cv-09038-SRC-CLW). A four day bench trial was held from May 6, 2019 through May 9, 2019. On July 17, 2019, the Court issued an Order finding the asserted claims of U.S. Patent No. 8,524,276 valid and infringed. The Court additionally ordered that the effective date of any approval of Actavis’s ANDA No. 209615 may not be earlier than the expiration date of U.S. Patent No. 8,524,276.

Progenics, Salix, Bausch, and Wyeth filed suit against Actavis, Actavis LLC, Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. in the District of New Jersey on June 13, 2019 (2:19-cv-13722-SRC-CLW) seeking declaratory judgment of infringement of U.S. Patent No. 10,307,417 based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before this patent expires. Litigation in the 2:19-cv-13722-SRC-CLW action is not yet underway.

European Opposition Proceedings

In addition to the above described ANDA notifications, in October 2015, Progenics received notices of opposition to three European patents relating to methylnaltrexone. Notices of opposition against EP1615646 were filed on September 24, 2015 separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Notices of opposition against EP2368553 were filed on September 29, 2015 and September 30, 2015 by Fresenius Kabi Deutschland GmbH and Actavis Group PTC ehf, respectively. Notices of opposition against EP2368554 were filed on September 24, 2015 separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. On May 11, 2017, the opposition division provided notice that EP2368553 will be revoked. On June 28, 2017, the opposition division provided notice that EP1615646 will be revoked. On July 4, 2017, the opposition division provided notice that EP2368554 will be revoked. Each of these matters are on appeal with the European Patent Office. Oral proceedings for EP1615646 are set to occur on September 22, 2020. A date for oral proceedings has not yet been set in the appeals concerning EP2368553 and EP2368554.

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

PSMA-617

German District Court Litigation

We announced a lawsuit and associated worldwide patent ownership dispute based on our claims to certain inventions related to PSMA-617, a PSMA-targeted radiopharmaceutical compound under development for the treatment of prostate cancer that is the subject of certain European and U.S. Patent Applications filed by the University of Heidelberg (“the University”).

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

On February 27, 2019, the German District Court entered two orders in the litigation. First, the Court set €416, 000 as the amount MIP must deposit with the Court as security in the event of an unfavorable final decision on the merits of the dispute. Second, the Court set a hearing date of August 6, 2019 during which it will consider the various arguments of the parties and determine the next steps of the litigation. On August 6, the District Court of Mannheim in Germany held the first oral hearing in the case. The Court considered procedural matters and granted the parties the right to make further submissions.

Note 9. Operating Leases

We lease office and manufacturing space and certain office equipment under noncancelable operating leases. We determine whether an arrangement is or contains a lease at its inception. We recognize lease liabilities based on the present value of the minimum lease payments not yet paid, by using the lease term and discount rate determined at lease commencement. As our leases do not provide an implicit rate, we use our incremental borrowing rate of 9.5% commensurate with the underlying lease terms to determine the present value of our lease payments. Rental payments are recognized as rent expense on a straight-line basis over the term of the lease and for the three and six months ended June 30, 2019, we recognized rent expense in the amount of $0.6 million and $1.1 million, respectively. Our leases have remaining lease terms of one year to 11.3 years, one of which includes an option to extend the lease for five years. For the three and six months ended June 30, 2019, cash payments against operating lease liabilities totaled $0.5 million and $1.0 million, respectively.

The information related to our leases is as follows (in thousands):

June 30,
Operating leases	2019
Operating ROU lease assets, noncurrent	$13,889
Operating lease liabilities, current	555
Operating lease liabilities, noncurrent	15,312

At June 30, 2019, future lease payments for noncancelable operating leases are as follows (in thousands):

2019 (excluding the six months ending June 30, 2019)	$1,002
2020	2,040
2021	2,077
2022	2,213
2023	2,255
Thereafter	16,807
Total future minimum lease payments	26,394
Less imputed interest	(10,527)
Total lease liabilities	$15,867

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

The following tables summarize the components of the Royalty-Backed Loan in our condensed consolidated financial statements for the periods presented (in thousands):

	June 30,	December 31,
Condensed Consolidated Balance Sheets	2019	2018
Outstanding principal balance, current portion	$6,057	$5,688
Unamortized debt discount, current portion	(251)	(269)
Current portion of debt, net	$5,806	$5,419

Outstanding principal balance, long-term portion	$36,715	$39,674
Unamortized debt discount, long-term portion	(373)	(494)
Long-term debt, net	$36,342	$39,180

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Condensed Consolidated Statements of Operations	2019	2018	2019	2018
Interest expense	$1,053	$1,176	$2,130	$2,381
Non-cash interest expense	69	74	140	137
Total interest expense included in interest (expense) income, net	$1,122	$1,250	$2,270	$2,518

As of June 30, 2019, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

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

Stock Options

The following table summarizes stock options activity for the six months ended June 30, 2019 (in thousands, except per share data or as otherwise noted):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2019	6,264	$6.79	6.02
Granted	1,392	$4.52
Cancelled	(230)	$7.17
Exercised	(225)	$5.33
Expired	(27)	$7.79
Outstanding at June 30, 2019	7,174	$6.38	6.44
Exercisable at June 30, 2019	4,647	$6.63	5.03
Vested and expected to vest at June 30, 2019	6,519	$6.46	6.17

The weighted-average fair value of options granted during the three and six months ended June 30, 2019 was $2.37 and $2.86 per share, respectively and during the three and six months ended June 30, 2018 was $6.12 and $4.58 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $5.1 million for stock options outstanding, $2.7 million for stock options exercisable, and $4.4 million for stock options vested and expected to vest as of June 30, 2019. No stock options were exercised during the six months ended June 30, 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.04%	2.91%	2.61%	2.71%
Expected life (in years)	5.27	7.15	6.52	6.72
Expected volatility	60%	70%	66%	69%
Expected dividend yield	--	--	--	--

Stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development expenses	$387	$452	$837	$977
Selling, general and administrative expenses	607	1,678	1,234	2,201
Total stock-based compensation expense	$994	$2,130	$2,071	$3,178

At June 30, 2019, unrecognized stock-based compensation expense related to stock options was approximately $5.9 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.

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

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to our estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect our current perception of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by words such as “anticipate”, “believe”, “plan”, “could”, “should”, “estimate”, “expect”, “forecast”, “outlook”, “guidance”, “intend”, “may”, “might”, “will”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. In evaluating such statements, we urge you to specifically consider the various risk factors identified under Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by our subsequent Quarterly Reports on Form 10-Q, which could cause actual events or results to differ materially from those indicated by forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such statements. While it is impossible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things; the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; clinical trial data on our products and product candidates will be unfavorable; our products will not receive marketing approval from regulators or, if approved, do not gain sufficient market acceptance to justify development and commercialization costs; the sales of RELISTOR® and other products by our partners and the revenue and income generated for us thereby may not meet expectations; our commercial launch of AZEDRA® may not meet revenue and income expectations; competing products currently on the market or in development might reduce the commercial potential of our products; we, our collaborators or others might identify side effects after the product is on the market; efficacy or safety concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales, or other adverse events; the inherent uncertainty of outcomes in intellectual property disputes such as the dispute with University of Heidelberg regarding PSMA-617; the costs and management distraction attendant to activist stockholder campaigns; and risks related to changes in the composition of our Board of Directors following our most recent annual meeting of stockholders.

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

Risks and uncertainties to which we are subject also include general economic conditions, including interest and currency exchange-rate fluctuations and the availability of capital; changes in generally accepted accounting principles; the impact of legislation and regulatory compliance; the highly regulated nature of our business, including government cost-containment initiatives and restrictions on third-party payments for our products; trade buying patterns; the competitive climate of our industry; and other factors set forth in this document and other reports filed with the U.S. Securities and Exchange Commission (“SEC”). In particular, we cannot assure you that AZEDRA® or RELISTOR® will be commercially successful or be approved in the future in other indications or jurisdictions, or that any of our other programs will result in a commercial product.

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

Overview

Business

We are an oncology company focused on the development and commercialization of innovative targeted medicines and artificial intelligence to find, fight and follow cancer. Highlights of our recent progress include the first commercial revenue for AZEDRA, completion of enrollment of the PyL pivotal Phase 3 trial, and dosing of the first patient in the 1095 open label Phase 2 trial. Our pipeline includes therapeutic agents designed to precisely target cancer (AZEDRA, 1095 and PSMA TTC), as well as a prostate-specific membrane antigen (“PSMA”) targeted imaging agents for prostate cancer (PyL and 1404).

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

We may consider opportunities to out-license our development and clinical programs or to in-license or acquire additional oncology compounds and/or programs. We may also consider other strategic transactions from time to time that are consistent with our business strategy and objectives.

Product / Candidate	Description	Status	Market	Rights
Ultra-Orphan Theranostic
AZEDRA (iobenguane I 131) 555 MBq/mL injection	Unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma	Approved	U.S	Progenics
Prostate Cancer Theranostics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Enrollment Completed in Phase 3	Worldwide (ex. EU, AU, & NZ)	Progenics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Meeting with EMA	Europe	Curium
1095 (I 131 1095)	PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 2	Worldwide	Progenics
PSMA TTC (BAY 2315497)	PSMA-targeted antibody conjugate therapeutic for treatment of metastatic prostate cancer	Phase 1	Worldwide	Bayer
1404	Technetium-99m PSMA-targeted SPECT/CT imaging agent for prostate cancer	Meeting with EMA	Europe	ROTOP
Digital Technology
PSMA AI	Imaging analysis technology that uses artificial intelligence and machine learning to quantify and automate the reading of PSMA targeted imaging	Investigational Use Only	Worldwide	Progenics
Automated Bone Scan Index (aBSI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	CE marked (EU countries) 510(k) cleared in the U.S.	Worldwide (ex. Japan)	Progenics
Automated Bone Scan Index (BONENAVI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved	Japan	FUJIFILM
Other Programs
RELISTOR Subcutaneous Injection (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain or advanced-illness adult patients	Approved	Worldwide	Bausch
RELISTOR Tablets (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain	Approved	U.S.	Bausch
Leronlimab (PRO 140)	HIV Infection	Rolling BLA Submission to FDA	U.S.	CytoDyn

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

Prostate Cancer Theranostics:

●

PyL (also known as [18]F-DCFPyL) is a fluorinated PSMA-targeted PET imaging agent that enables visualization of both bone and soft tissue metastases to determine the presence or absence of recurrent and/or metastatic prostate cancer. In the U.S. and Canada, we completed enrollment of the pivotal Phase 3 trial evaluating the diagnostic performance and clinical impact of PyL in men with biochemical recurrence of prostate cancer. Curium has licensed exclusive rights to develop and commercialize PyL in Europe.

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

●

PSMA TTC is a thorium-227 labeled PSMA-targeted antibody therapeutic. PSMA TTC is designed to deliver a dose of alpha radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. Bayer AG (“Bayer”) has exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology in combination with Bayer’s alpha-emitting radionuclides. Bayer is developing PSMA TTC, a thorium-227 labeled PSMA-targeted antibody therapeutic. Bayer is conducting a Phase 1 trial of PSMA TTC in patients with metastatic castration-resistant prostate cancer.

●

1404 is a technetium-99m labeled small molecule which binds to PSMA and is used as an imaging agent to diagnose and detect localized prostate cancer as well as soft tissue and bone metastases. ROTOP Pharmaka GmbH (“ROTOP”), a Germany-based developer of radiopharmaceuticals for nuclear medicine diagnostics, has exclusive rights to develop and commercialize 1404 in Europe.

Digital Technology:

●

PSMA AI is an imaging analysis technology that uses artificial intelligence and machine learning to quantify and automate the reading of PSMA-targeted imaging. We recently completed a performance study of our automated segmentation algorithms with PyL/CT images from our PyL research access initiative. The results from this analysis will be presented at an upcoming scientific conference.

●

Automated Bone Scan Index (aBSI) calculates the disease burden of prostate cancer by quantifying the hotspots on bone scans and automatically calculating the bone scan index value, representing the disease burden of prostate cancer shown on the bone scan. This quantifiable and reproducible calculation of the bone scan index value is intended to aid in the diagnosis and treatment of men with prostate cancer and may have utility in monitoring the course of the disease. The Japanese rights to aBSI have been transferred and sold to FUJIFILM Toyama Chemical Co, Ltd. (“FUJIFILM”) under the name BONENAVI®. The cloud based aBSI 510(k) was cleared by the FDA for clinical use in the U.S. on August 5, 2019.

Other Programs:

●

RELISTOR® is a treatment for opioid-induced constipation (“OIC”) that addresses its underlying mechanism of OIC and decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR is approved in two forms: a subcutaneous injection (12 mg and 8 mg) and an oral tablet (450 mg once daily). Any references herein to RELISTOR do not imply that any other form or possible use of the drug has received approval. RELISTOR subcutaneous injection is being sold in the U.S., European Union (“E.U.”), and Canada, and RELISTOR tablets are being sold in the U.S. RELISTOR’s approved U.S. label and full U.S. prescribing information is available at www.RELISTOR.com. Other approved labels for RELISTOR apply in ex-U.S. markets.

●

Leronlimab (PRO 140) is a fully humanized monoclonal antibody which is a cellular targeting CCR5 entry antagonist and is currently in Phase 3 development for the treatment of HIV infection. It is owned by CytoDyn and, pursuant to our agreement with CytoDyn, we have the right to receive certain milestone and royalty payments. CytoDyn announced in March 2019 that it filed its first of three sections of its Biologics License Application (“BLA”) to the FDA for leronlimab for the treatment of HIV under the Rolling Review process.

Bausch Agreement

Under our agreement with Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch Health Companies Inc. (“Bausch”, which is the predecessor of Valeant Pharmaceuticals International, Inc.), we received a development milestone of $40.0 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, and a development milestone of $50.0 million for the U.S. marketing approval of an oral formulation of RELISTOR in 2016. We are also eligible to receive up to $200.0 million of commercialization milestone payments upon first achievement of specified U.S. net sales targets in any single calendar year. The following table summarizes the commercialization milestones:

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

Bayer Agreement

Under our April 2016 agreement with a subsidiary of Bayer granting Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology, we received an upfront payment of $4.0 million and milestone payments totaling $5.0 million and could receive up to an additional $44.0 million in potential clinical and regulatory development milestones. We are also entitled to single-digit royalties on net sales, and potential net sales milestone payments up to an aggregate total of $130.0 million.

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

ROTOP Agreement

We entered into an exclusive license agreement with ROTOP, a Germany-based developer of radiopharmaceuticals for nuclear medicine diagnostics, to develop and commercialize 1404 in Europe.

Under the terms of the collaboration, ROTOP will be responsible for the development, regulatory approvals and commercialization of 1404 in Europe while Progenics is entitled to double-digit, tiered royalties on net sales in the territory.

FUJIFILM Agreement

We entered into a transfer agreement with FUJIFILM for the rights to the Company’s aBSI product in Japan for use under the name BONENAVI.

Under the terms of the agreement, FUJIFILM acquired, by a combination of purchase and license, the Japanese software, source code, supporting data and all Japanese patents associated with the aBSI product from Progenics for use in Japan. In exchange, Progenics received $4.0 million in an upfront payment and FUJIFILM agreed to pay Progenics support and service fees for aBSI and other AI products over three years in Japan. BONENAVI has been licensed to FUJIFILM for use in Japan since 2011.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2019	2018	Change		2019	2018	Change
Total revenue	$9,966	$3,878	157%		$14,247	$7,067	102%
Operating expenses	$29,059	$18,216	(60%	)	$51,575	$33,823	(52%	)
Operating loss	$(19,093)	$(14,338)	(33%	)	$(37,328)	$(26,756)	(40%	)
Net loss	$(19,700)	$(15,172)	(30%	)	$(38,435)	$(28,596)	(34%	)

Revenue

Our sources of revenue include AZEDRA product sales, royalties and license fees from Bausch and other collaborators. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Source	2019	2018	Change	2019	2018	Change
AZEDRA product sales	$270	$-	N/A	$270	$-	N/A
Royalty income	3,593	3,530	2%	7,754	6,588	18%
License and other revenue	6,103	348	1654%	6,223	479	1199%
Total revenue	$9,966	$3,878	157%	$14,247	$7,067	102%

AZEDRA product sales. In June 2019 we recorded our first commercial product sales of AZEDRA in the U.S. (no sales-related deductions or discounts were applicable to the June 2019 sales). There were no sales of AZEDRA for the three and six months ended June 30, 2018, as AZEDRA was not approved until July 2018.

Royalty income. We recognized royalty income primarily based on the below net sales of RELISTOR, as reported to us by Bausch (in thousands, except percentages).

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
U.S.	$23,800	$23,500	1%	$50,200	$43,800	15%
Outside U.S.	200	-	N/A	1,500	100	1400%
Worldwide net sales of RELISTOR	$24,000	$23,500	2%	$51,700	$43,900	18%

Royalty income increased by $0.1 million, or 2%, during the three months ended June 30, 2019, compared to the same period in 2018, and by $1.2 million, or 18% during the six months ended June 30, 2019, compared to the same period in 2018, due primarily to higher net sales.

License and other revenue. The license and other revenue increased by $5.8 million and $5.7 million for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. These increases were primarily due to the achievement of a $2.0 million milestone under the Bayer agreement for initiation of a Phase 1 trial of PSMA TTC and a $4.0 million upfront payment from FUJIFILM under the aBSI agreement.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
Operating Expenses	2019	2018	Change		2019	2018	Change
Cost of goods sold	$493	$-	N/A		$493	$-	N/A
Research and development	13,080	9,347	(40%	)	25,472	17,457	(46%	)
Selling, general and administrative	14,570	7,569	(92%	)	23,794	14,266	(67%	)
Change in contingent consideration liability	916	1,300	30%		1,816	2,100	14%
Total operating expenses	$29,059	$18,216	(60%	)	$51,575	$33,823	(52%	)

Cost of Goods Sold (“COGS”)

COGS includes cost of direct materials and labor and indirect expenses used in the manufacturing of AZEDRA beginning with the first commercial sale in June 2019.

Research and Development (“R&D”)

We do not track fully burdened R&D costs separately for each of our product candidates. We review our R&D expenses by focusing on external and internal development costs. External development costs consist of costs associated with our clinical trials, including pharmaceutical development and manufacturing of clinical trial materials. Included in other costs are external corporate overhead costs that are not specific or allocated to any one program. Internal costs consist of salaries and wages, share-based compensation and benefits, which are not tracked by program as several of our departments support multiple development programs. The following table summarizes the external costs attributable to each program and internal costs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
External Costs
PyL	$3,996	$2,578	$7,148	$4,168
AZEDRA	1,758	1,203	5,469	2,373
1404	89	679	216	1,964
1095	2,085	187	2,963	570
PSMA AI	291	428	598	598
Other	1,551	1,212	2,196	1,374
Total External Costs	$9,770	$6,287	$18,590	$11,047
Internal Costs	3,310	3,060	6,882	6,410
Total R&D Costs	$13,080	$9,347	$25,472	$17,457

R&D expenses increased by $3.7 million, or 40%, during the three months ended June 30, 2019, compared to the same period in 2018, primarily resulting from higher clinical trial and contract manufacturing costs for clinical trial materials for 1095 and PyL, as well as higher costs associated with the transition for the AZEDRA manufacturing site and additional production capacity for iodine-based products. R&D expenses increased by $8.0 million, or 46%, during the six months ended June 30, 2019, compared to the same period in 2018, primarily due to higher costs associated with the transition for the AZEDRA manufacturing site and additional production capacity for iodine-based products, higher clinical trial and contract manufacturing costs for clinical trial materials for 1095 and PyL, partially offset by lower clinical trial costs for 1404.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased by $7.0 million, or 92% and $9.5 million, or 67%, during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The three and six months increases were primarily due to higher legal and advisory fees of $5.5 million and $5.9 million, respectively, associated with the contested election at our 2019 Annual Meeting of Shareholders, higher PSMA-617 litigation costs of $1.0 million and $1.8 million, respectively, and higher costs associated with the buildout of commercial infrastructure to support the launch and distribution of AZEDRA.

Change in Contingent Consideration Liability

The change in the contingent consideration liability of $0.9 million during the three months ended June 30, 2019 was primarily attributable to an increase in the AZEDRA sales forecasts associated with the planned initiation of a basket study to expand the label for AZEDRA, which is used to calculate the potential milestone payments to former MIP stockholders, compared to a change of $1.3 million in the same period in 2018, resulting primarily from higher estimated probability of success of AZEDRA. The contingent consideration liability increased by $1.8 million during the six months ended June 30, 2019, primarily due to an increase in the AZEDRA sales forecasts associated with the planned initiation of a basket study to expand the label for AZEDRA and first quarter increase in the probability of success for the AZEDRA commercialization milestone. The contingent consideration liability increased by $2.1 million during the six months ended June 30, 2018, primarily due to a higher estimated probability of success of AZEDRA.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	Change	2019	2018	Change
Interest (expense) income, net	$(538)	$(856)	37%	$(967)	$(1,799)	46%
Other (expense) income, net	(69)	(74)	7%	(140)	(137)	(2%)
Other (expense) income	$(607)	$(930)	35%	$(1,107)	$(1,936)	43%

Total other (expense) income, net decreased by $0.3 million, or 35%, and $0.8 million, or 43%, during the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$84,823	$137,686
Accounts receivable, net	$10,569	$3,803
Total assets	$152,781	$169,497
Working capital	$76,627	$120,683

Our current principal sources of revenue from operations are royalties and development and commercial milestones. Our principal sources of liquidity are our existing cash and cash equivalents. As of June 30, 2019, we had cash and cash equivalents of approximately $84.8 million, a decrease of $52.9 million from $137.7 million at December 31, 2018, reflecting primarily cash used for operating expenses and for the acquisition, transition and start-up costs of the Somerset manufacturing site for the AZEDRA launch. We expect to continue to have significant cash requirements to support product development activities and the commercial launch of AZEDRA. The amount and timing of our cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. The amount of cash on-hand will depend on the progress of various clinical programs, potential sales from the launch of AZEDRA, and the achievement of various milestones and royalties under our existing license agreements.

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

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash used in operating activities	$(38,700)	$(25,189)
Net cash used in investing activities	$(10,104)	$(502)
Net cash (used in) provided by financing activities	$(2,323)	$22,636

Operating Activities

 Net cash used in operating activities during the six months ended June 30, 2019 was primarily attributable to operating expenses, net of non-cash items including the change in fair value of contingent consideration liability.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 was primarily related to the acquisition of AZEDRA manufacturing assets in Somerset, New Jersey and capital expenditures at contract manufacturing organizations related to additional iodine manufacturing capacity.

Financing Activities

Net cash used in financing activities during the six months ended June 30, 2019 was primarily attributable to repayment of debt under the Royalty-Backed Loan with HealthCare Royalty Partners III, L.P.

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

There have been no changes to our critical accounting policies and estimates as of and for the six months ended June 30, 2019 as noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our primary investment objective is to preserve principal. Our money market funds have variable interest rates and totaled $82.7 million at June 30, 2019. As a result, we do not believe that these investment balances have a material exposure to interest-rate risk.

The majority of our business is conducted in U.S. dollars. However, we do conduct certain transactions in other currencies, including Euros, British Pounds, Swiss Francs, and Swedish Krona. Historically, fluctuations in foreign currency exchange rates have not materially affected our condensed consolidated results of operations, and during the three and six months ended June 30, 2019 and 2018, our consolidated results of operations were not materially affected by fluctuations in foreign currency exchange rates.

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

Activist stockholders may, from time to time, attempt to effect changes in our strategic direction and how our company is governed or may seek to acquire control over our company. Activist stockholders may seek to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Activist campaigns can also seek to change the composition of our board of directors, and campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition. We may not be able to successfully defend against activist stockholders, which could be disruptive to our business. Even if we were to successfully defend against any future proxy contest or future or ongoing activist campaign, responding to activist stockholders can be costly and time-consuming, and can divert significant time and attention of our board of directors and management from pursuing our business strategies.

In May 2019, Velan Capital, L.P., Altiva Management Inc., Balaji Venkataraman, Virinder Nohria, LTE Partners, LLC, LTE Management, LLC, Melkonian Capital Management, LLC, Ryan Melkonian, Terence Cooke and Deepak Sarpangal initiated a withhold campaign, seeking stockholder support to vote against or abstain from voting on the re-election of certain directors of the Company at the 2019 annual meeting of stockholders. Based on final voting results, two directors did not receive a majority of votes cast. In accordance with the Company’s By-Laws, each of our directors submitted a contingent resignation to the Board, which becomes effective only if a director does not receive sufficient votes for re-election at an annual meeting and the Board accepts the resignation. On August 7, 2019, in accordance with the Company’s By-Laws and the recommendation of the Nominating and Corporate Governance Committee, the Board accepted the contingent resignations of Peter J. Crowley and Michael D. Kishbauch, with an effective date of October 17, 2019, 90 days following the certification of the election results from the 2019 annual meeting of stockholders, or such earlier time as the Board determines the responsibilities of the resigning directors have been sufficiently transitioned to the remaining Board members.

We may choose to initiate, or may become subject to, litigation as a result of continued or further stockholder activist campaigns, which would serve as a further distraction to our board of directors and management and could require us to incur significant additional costs.

Actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business. Such actions may also result in unanticipated perceived uncertainties as to our future direction, control, and ability to execute on our strategy, which could lead to the perception of instability or a change in the direction of our business, as well as a belief that the board of directors might decide to implement changes to its composition or management. Such perceptions and beliefs may result in the loss of potential business opportunities, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.

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

10.4(7)

Amendment to the Stock Purchase and Sale Agreement, dated May 9, 2019, by and between Progenics Pharmaceuticals, Inc., Molecular Insight Pharmaceuticals, Inc., and Highland Capital Management, L.P., as stockholders’ representative.

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

(1)	Previously filed in Current Report on Form 8-K filed on June 13, 2013.
(2)	Previously filed in Current Report on Form 8-K filed on April 1, 2019.
(3)	Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.
(4)	Previously filed in Current Report on Form 8-K filed on June 14, 2018.
(5)	Previously filed in Current Report on Form 8-K filed on May 31, 2018.
(6)	Previously filed in Current Report on Form 8-K filed on May 11, 2018.
(7)	Previously filed in Current Report on Form 8-K filed on May 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: August 9, 2019	By:	/s/ Patrick Fabbio
Patrick Fabbio Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)