Form 10-Q
period 2019-09-30
PROGENICS PHARMACEUTICALS INC
filed 2019-11-07
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of November 4, 2019, a total of 86,421,634 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$64,493	$137,686
Accounts receivable, net	6,174	3,803
Other current assets	5,136	2,640
Total current assets	75,803	144,129

Property and equipment, net	9,254	3,944
Intangible assets, net	7,099	6,666
Goodwill	17,847	13,074
Operating right-of-use lease assets	13,681	-
Other assets	6,368	1,684
Total assets	$130,052	$169,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$674	$444
Accrued expenses	12,461	10,533
Contingent consideration liability	-	7,050
Current portion of debt, net	6,437	5,419
Operating lease liabilities	572	-
Total current liabilities	20,144	23,446

Long-term debt, net	34,489	39,180
Operating lease liabilities	15,154	-
Contingent consideration liability	4,300	3,950
Deferred tax liability	28	28
Other liabilities	-	1,818
Total liabilities	74,115	68,422

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 86,621 shares in 2019 and 84,742 shares in 2018	112	110
Additional paid-in capital	725,356	713,019
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Subscription receivable	-	-
Accumulated other comprehensive loss	(305)	(105)
Accumulated deficit	(666,485)	(609,208)
Total stockholders’ equity	55,937	101,075
Total liabilities and stockholders’ equity	$130,052	$169,497

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$570	$-	$840	$-
Royalty income	4,912	5,169	12,666	11,757
License and other revenue	131	148	6,354	627
Total revenue	5,613	5,317	19,860	12,384

Operating expenses:
Cost of goods sold	1,317	-	1,810	-
Research and development	11,439	8,090	36,911	25,547
Selling, general and administrative	11,473	7,075	35,267	21,341
Intangible impairment charge	-	23,200	-	23,200
Change in contingent consideration liability	(500)	(8,000)	1,316	(5,900)
Total operating expenses	23,729	30,365	75,304	64,188

Operating loss	(18,116)	(25,048)	(55,444)	(51,804)

Other (expense) income:
Interest (expense) income and other income, net	(726)	(762)	(1,833)	(2,698)
Total other (expense) income	(726)	(762)	(1,833)	(2,698)

Loss before income tax benefit	(18,842)	(25,810)	(57,277)	(54,502)

Income tax benefit	-	1,453	-	1,549

Net loss	$(18,842)	$(24,357)	$(57,277)	$(52,953)
Net loss per share - basic and diluted	$(0.22)	$(0.30)	$(0.67)	$(0.70)
Weighted-average shares - basic and diluted	86,421	80,325	85,328	75,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(18,842)	$(24,357)	$(57,277)	$(52,953)
Other comprehensive loss:
Foreign currency translation adjustments	(211)	(4)	(200)	(60)
Comprehensive loss	$(19,053)	$(24,361)	$(57,477)	$(53,013)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

			Common Stock				Accumulated
	Common Stock		Subscribed		Additional		Other		Treasury Stock		Total
	Number		Number		Paid-in	Accumulated	Comprehensive	Subscription	Number		Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Loss	Receivable	of Shares	Cost	Equity
Balance at December 31, 2018	84,742	$110	-	$-	$713,019	$(609,208)	$(105)	$-	(200)	$(2,741)	$101,075
Net loss	-	-	-	-	-	(18,735)	-	-	-	-	(18,735)
Foreign currency translation adjustments	-	-	-	-	-	-	(42)	-	-	-	(42)
Stock-based compensation expense	-	-	-	-	1,077	-	-	-	-	-	1,077
Balance at March 31, 2019	84,742	$110	-	$-	$714,096	$(627,943)	$(147)	$-	(200)	$(2,741)	$83,375
Net loss	-	-	-	-	-	(19,700)	-	-	-	-	(19,700)
Foreign currency translation adjustments	-	-	-	-	-	-	53	-	-	-	53
Stock-based compensation expense	-	-	-	-	994	-	-	-	-	-	994
Issuance of common stock to former shareholders of MIP, net of payments to advisors	1,632	2	-	-	7,737	-	-	-	-	-	7,739
Exercise of stock options	50	-	-	-	267	-	-	-	-	-	267
Subscription receivable in connection with exercise of stock options	-	-	175	-	933	-	-	(933)	-	-	-
Balance at June 30, 2019	86,424	$112	175	$-	$724,027	$(647,643)	$(94)	$(933)	(200)	$(2,741)	$72,728
Net loss	-	-	-	-	-	(18,842)	-	-	-	-	(18,842)
Foreign currency translation adjustments	-	-	-	-	-	-	(211)	-	-	-	(211)
Stock-based compensation expense	-	-	-	-	1,216	-	-	-	-	-	1,216
Exercise of stock options	22	-	-	-	113	-	-	-	-	-	113
Subscription receivable in connection with exercise of stock options	175	-	(175)	-	-	-	-	933	-	-	933
Balance at September 30, 2019	86,621	$112	-	$-	$725,356	$(666,485)	$(305)	$-	(200)	$(2,741)	$55,937

			Common Stock				Accumulated
	Common Stock		Subscribed		Additional		Other		Treasury Stock		Total
	Number		Number		Paid-in	Accumulated	Comprehensive	Subscription	Number		Stockholders’
	of Shares	Par Value	of Shares	Par Value	Capital	Deficit	Loss	Receivable	of Shares	Cost	Equity
Balance at December 31, 2017	71,325	$93	320	$-	$609,829	$(541,586)	$(33)	$(2,109)	(200)	$(2,741)	$63,453
Net loss	-	-	-	-	-	(13,424)	-	-	-	-	(13,424)
Foreign currency translation adjustments	-	-	-	-	-	-	(18)	-	-	-	(18)
Stock-based compensation expense	-	-	-	-	1,048	-	-	-	-	-	1,048
Cumulative effect of ASU 2014-09 adoption	-	-	-	-	-	35	-	-	-	-	35
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	1,537	2	(320)	-	7,414	-	-	2,109	-	-	9,525
Subscription of common stock in connection with at-the-market offering, net of commissions	-	-	103	-	750	-	-	(750)	-	-	-
Balance at March 31, 2018	72,862	$95	103	$-	$619,041	$(554,975)	$(51)	$(750)	(200)	$(2,741)	$60,619
Net loss	-	-	-	-	-	(15,172)	-	-	-	-	(15,172)
Foreign currency translation adjustments	-	-	-	-	-	-	(38)	-	-	-	(38)
Stock-based compensation expense	-	-	-	-	2,130	-	-	-	-	-	2,130
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	2,097	2	-	-	15,288	-	-	-	-	-	15,290
Subscription of common stock in connection with at-the-market offering, net of commissions	-	-	(103)	-	(750)	-	-	750	-	-	-
Balance at June 30, 2018	74,959	$97	-	$-	$635,709	$(570,147)	$(89)	$-	(200)	$(2,741)	$62,829
Net loss	-	-	-	-	-	(24,357)	-	-	-	-	(24,357)
Foreign currency translation adjustments	-	-	-	-	-	-	(4)	-	-	-	(4)
Stock-based compensation expense	-	-	-	-	1,123	-	-	-	-	-	1,123
Issuance of common stock in connection with at-the-market offering, net of commissions and issuance costs	596	1	-	-	4,837	-	-	-	-	-	4,838
Sale of common stock in public offering, net of underwriting discounts and commissions ($4,500) and offering expenses ($513)	9,091	12	-	-	69,975	-	-	-	-	-	69,987
Exercise of stock options	96	-	-	-	467	-	-		-	-	467
Balance at September 30, 2018	84,742	$110	-	$-	$712,111	$(594,504)	$(93)	$-	(200)	$(2,741)	$114,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(57,277)	$(52,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,287	4,301
Depreciation and amortization	1,767	1,014
Non-cash interest expense	206	229
Other	11	(1,549)
Intangible impairment charge	-	23,200
Change in fair value of contingent consideration liability	1,316	(5,900)
Changes in assets and liabilities:
Accounts receivable	(2,374)	(1,813)
Other current assets	(2,350)	(1)
Other assets	(2,382)	-
Accounts payable	240	(2,714)
Accrued expenses	1,994	(1,874)
Other current liabilities	60	-
Other liabilities	(369)	218
Net cash used in operating activities	(55,871)	(37,842)
Cash flows from investing activities:
Acquisition of AZEDRA manufacturing assets	(8,000)	-
Purchases of property and equipment	(4,465)	(595)
Portion of MIP milestones paid to former advisor	(277)	-
Net cash used in investing activities	(12,742)	(595)
Cash flows from financing activities:
Net proceeds from public offering of common stock	-	69,987
Net proceeds from issuance of common stock in connection with at-the-market offering	-	29,653
Repayment of debt	(3,880)	(3,368)
Proceeds from exercise of stock options	1,313	467
Net cash (used in) provided by financing activities	(2,567)	96,739
Effect of currency rate changes on cash, cash equivalents and restricted cash	(220)	(86)
Net decrease in cash, cash equivalents, and restricted cash	(71,400)	58,216
Cash, cash equivalents, and restricted cash at beginning of period	139,220	92,164
Cash, cash equivalents, and restricted cash at end of period	$67,820	$150,380

Supplemental disclosure of cash flow information
Cash paid for interest	$3,146	$3,535

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above for the nine months ended September 30, 2019 and 2018:

Cash, cash equivalents and restricted cash information
Cash and cash equivalents at beginning of period	137,686	90,642
Restricted cash included in long-term assets at the beginning of period	1,534	1,522
Cash, cash equivalents and restricted cash at beginning of period	$139,220	$92,164

Cash and cash equivalents at end of period	64,493	148,851
Restricted cash included in long-term assets at the end of period	3,327	1,529
Cash, cash equivalents, and restricted cash at end of period	$67,820	$150,380

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

Recent and Continued Progress:

●

On October 2, 2019, we announced the signing of a definitive agreement in which Lantheus Holdings, Inc. (“Lantheus”) will acquire Progenics in an all-stock transaction, offering a significant upside opportunity to the combined shareholders from a diversified, high growth portfolio with the potential for strong, growing profits. The combination of Lantheus and Progenics forms a leader in precision diagnostics and radiopharmaceutical therapeutics. The combined company is expected to have significant product and cost synergies that will diversify and sustain growing revenues and will drive incremental profitability and cash flow. The combined company will be led by Lantheus Chief Executive Officer, Mary Anne Heino. Ms. Heino will be supported by Chief Financial Officer, Robert J. Marshall Jr., and Chief Operations Officer, John Bolla. Following the closing, Bradley Campbell, currently a member of Progenics’ Board of Directors, will be added as a member of the Board of Directors of Lantheus. The transaction is expected to close in the first quarter of 2020, subject to approval by Lantheus and Progenics stockholders, regulatory approvals, and certain other customary closing conditions. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1A, “Risk Factors,” and Note 13 of the Notes to Consolidated Financial Statements included in this report for additional information regarding the proposed transaction.

●

AZEDRA is the first and only approved therapy in the U.S. for the treatment of adult and pediatric patients 12 years and older with iobenguane scan positive, unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma who require systemic anticancer therapy. Third quarter sales of AZEDRA totaled $0.6 million (first therapeutic doses for three new patients and a second therapeutic dose for one patient who previously received a first dose). The AZEDRA Managed Access program for appropriate commercial patients in need of the therapy outside the U.S. was initiated, which will provide access to AZEDRA.

●

Progenics recently received comments and is currently in discussions with the Food and Drug Administration (“FDA”) on its proposed life cycle management study to evaluate AZEDRA in patients with other neuroendocrine tumors (“NETs”). The proposed study is on clinical hold until we reach agreement with the FDA. Assuming we can reach agreement with the FDA on an amended study, or possibly studies design, we intend to commence them next year.

●

Patient enrollment for the Phase 3 CONDOR trial evaluating the diagnostic performance and clinical impact of PyL (18F-DCFPyL) was completed. The Phase 3 CONDOR trial is a multi-center, open label trial that dosed 208 patients with biochemical recurrence of prostate cancer at 14 sites in the U.S. and Canada. Top-line data is expected by year end.

●

Patient enrollment is ongoing in the Phase 2 trial of 1095 in combination with enzalutamide in chemotherapy-naïve patients with metastatic castration-resistant prostate cancer (mCRPC). Progenics’1095 is a small molecule radiotherapeutic designed to selectively bind to the extracellular domain of PSMA, a protein that is highly expressed on prostate cancer cells. Currently patients are being dosed at Canadian sites using drug produced by our contract manufacturing organization, CPDC. CPDC has not been allowed to ship drug to U.S. sites under an import alert. Following lifting of the import ban by FDA, Progenics will submit a request to utilize the CPDC drug at U.S. sites. We expect that review of our request will be completed by the end of 2019 and initiation of dosing at U.S. clinical sites is expected to begin in the first quarter of 2020.

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

●

Curium has exclusive rights to develop, manufacture and commercialize PyL (18F-DCFPyL) in Europe. Under the terms of the collaboration, Curium is responsible for the development, regulatory approvals and commercialization of PyL in Europe, and Progenics is entitled to royalties on net sales of PyL. Curium is in discussions with European Medicines Agency (“EMA”) regarding the development path in Europe.

●

ROTOP has exclusive rights to develop, manufacture and commercialize 1404 in Europe. Under the terms of the collaboration, ROTOP is responsible for the development, regulatory approvals and commercialization of 1404 in Europe. Under this agreement, Progenics is entitled to double-digit, tiered royalties on future net sales of 1404 in Europe. ROTOP is in discussions with EMA regarding the development path in Europe.

●

FUJIFILM Toyama Chemical Co, Ltd. (“FUJIFILM”) had rights to the Company’s aBSI product in Japan for use under the name BONENAVI under a prior agreement. Under the terms of a recently signed transfer agreement, FUJIFILM acquired, by a combination of purchase and license, the Japanese software, source code, supporting data and all Japanese patents associated with the aBSI product from us for their use of aBSI in Japan. In exchange, Progenics received a $4.0 million upfront payment and is entitled to service fees for the next three years.

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

Our current principal sources of revenue are AZEDRA sales, royalties, and development and commercial milestones from strategic partnerships. Royalty and further milestone payments from Bausch or Bayer depend on success in development and commercialization of RELISTOR and our PSMA-TTC, respectively, which is dependent on many factors, such as Bausch or Bayer’s efforts, decisions by the FDA and other regulatory bodies, competition from drugs for the same or similar indications, and the outcome of clinical and other testing of the licensed products.

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations, commercializing AZEDRA and other related business activities. Certain of our intellectual property rights are held by wholly-owned subsidiaries. Our U.S. operations are presently conducted at our headquarters in New York and our manufacturing facility in Somerset, New Jersey. The operations of our wholly-owned foreign subsidiary, EXINI Diagnostics A.B. (“EXINI”), are conducted at our facility in Lund, Sweden. We operate under a single operating segment, which includes development, manufacturing and commercialization of pharmaceutical products and other technologies to target, diagnose and treat cancer. Our operating segment is regularly evaluated for financial performance by our chief operating decision maker, who is our Chief Executive Officer.

Liquidity

The Company is not profitable and there is no assurance that we will ever achieve and sustain profitability on a continuing basis. In addition, development activities, clinical testing, and commercialization of the Company’s product candidates will require additional financing. The Company’s accumulated deficit at September 30, 2019 totaled $666.5 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainty of product development and commercialization; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel.

At September 30, 2019, we had $64.5 million of cash and cash equivalents, a decrease of $73.2 million from $137.7 million at December 31, 2018. On October 2, 2019, we announced a definitive agreement for Lantheus to acquire Progenics in an all-stock transaction. The combination of Lantheus and Progenics forms an innovative company with a diversified diagnostic and therapeutic portfolio. Consistent with regular practice for a growth-stage pharmaceutical or biotechnology company, and as we have successfully done in the past, we fully anticipate obtaining additional financing in order to meet our cash requirements if the Lantheus agreement is not ultimately consummated. However, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs beyond one year from the date this quarterly report is issued. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. If we are unable to obtain external financing, there is substantial doubt about our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The following table summarizes our revenue streams from contracts with customers for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Product sales	$570	$-	$840	$-
Royalty income	4,912	5,169	12,666	11,757
License and other revenue	131	148	6,354	627
Total revenue	$5,613	$5,317	$19,860	$12,384

Product sales – represent revenue from sales of AZEDRA directly to hospitals. Our performance obligations are to provide AZEDRA based on sales orders from hospitals, which have been verified by our commercial team as properly credentialed to receive, handle, administer and dispose of radioactive materials. We recognize revenue after the customer takes title and has obtained control of the product. Our contracts with hospitals stipulate that product is shipped free on-board destination. We invoice hospitals after the products have been delivered and invoice payments are generally due within 60 days of invoice date. We record sales to hospitals based on AZEDRA’s list price per mCi and the amount prescribed based upon a dosimetric assessment of each patient. We record product sales net of any variable consideration due to rebates and discounts provided under governmental and other programs, and other sales-related deductions, such as product returns and copay assistance programs. Shipping and handling costs associated with finished goods delivered to customers are recorded as a selling expense.

Royalty income – represents revenue from the sales-based royalties under our intellectual property licensing arrangements and is recognized upon net sales of the licensed products.

License and other revenue – represent revenue from upfront payments (fixed consideration) and development and sales milestones, sublicense payments, support and service payments and sales-based bonus payments (variable consideration) under our licensing or software arrangements. The fixed consideration will be recognized as revenue at the time when the transfer of know-how is completed. The variable consideration will be estimated using the most likely amount method and recognized only when we have “a high degree of confidence” that revenue will not be reversed in a subsequent reporting period. The other revenue also includes revenue from product sales of research reagents, that is recognized upon shipment to the end customer (i.e. control of the product is deemed to be transferred).

We had receivable contract balances of $6.2 million and $3.8 million as of September 30, 2019 and December 31, 2018, respectively, primarily related to the royalty revenue and upfront and milestone payments under our partnerships, which are included in license and other revenue (see Note 5. Accounts Receivable).

Restricted Cash

Restricted cash included in long-term assets of $3.3 million and $1.5 million at September 30, 2019 and December 31, 2018, respectively, represents collateral for a letter of credit securing a lease obligation (for both periods), collateral for a letter of credit related to equipment purchases and a security deposit with the German District Court related to the PSMA-617 litigation (for the 2019 period). We believe the carrying value of this asset approximates fair value.

Foreign Currency Translation

Our international subsidiaries generally consider their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three and nine months ended September 30, 2019 or 2018.

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

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $3.5 million and $2.7 million as of September 30, 2019 and December 31, 2018, respectively. The following table summarizes our property and equipment (in thousands):

	September 30,	December 31,
	2019	2018
Machinery and equipment	$4,030	$2,992
Leasehold improvements	3,052	1,734
Computer equipment	655	721
Furniture and fixtures	908	878
Construction in progress	4,079	317
Property and equipment, gross	12,724	6,642
Less - accumulated depreciation	(3,470)	(2,698)
Property and equipment, net	$9,254	$3,944

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

Note 3. Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three and nine months ended September 30, 2019 and 2018, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive.

The calculations of net loss per share, basic and diluted, are as follows (amounts in thousands, except per share data):

		Weighted-Average
		Shares
	Net Loss	Outstanding	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended September 30, 2019
Basic and diluted	$(18,842)	86,421	$(0.22)
Nine months ended September 30, 2019
Basic and diluted	$(57,277)	85,328	$(0.67)

Three months ended September 30, 2018
Basic and diluted	$(24,357)	80,325	$(0.30)
Nine months ended September 30, 2018
Basic and diluted	$(52,953)	75,648	$(0.70)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	5,979	2,775	5,983	3,277
Contingent consideration liability (1)	851	1,738	851	1,738
Total securities excluded	6,830	4,513	6,834	5,015

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

We believe the carrying amounts of our cash equivalents, restricted cash, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of September 30, 2019 and December 31, 2018.

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

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at September 30, 2019
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$55,386	$55,386	$-	$-
Total assets	$55,386	$55,386	$-	$-

Liabilities:
Contingent consideration liability	$4,300	$-	$-	$4,300
Total liabilities	$4,300	$-	$-	$4,300

		Fair Value Measurements at December 31, 2018
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$136,052	$136,052	$-	$-
Total assets	$136,052	$136,052	$-	$-

Liabilities:
Contingent consideration liability	$11,000	$-	$-	$11,000
Total liabilities	$11,000	$-	$-	$11,000

The contingent consideration liability of $4.3 million as of September 30, 2019 represents the estimated fair value of the future potential milestone payments to former MIP stockholders (shown in the tables below).

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

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at September 30, 2019 and December 31, 2018 (in thousands). The decrease in the contingent consideration liability of $6.7 million during the nine months ended September 30, 2019 was primarily due to an $8.0 million payment for the AZEDRA first commercial sale milestone, which was partially offset by an increase in the AZEDRA sales forecasts associated with a study to expand the label for AZEDRA and a decrease in the discount period used to calculate the present value of the contingent consideration liability.

	Fair Value at September 30, 2019	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
1095 commercialization	$450	Probability adjusted discounted	Probability of success		18%
		cash flow model	Period of expected milestone achievement		2026
			Discount rate		10%
1404 commercialization	250	Probability adjusted discounted	Probability of success		43%
		cash flow model	Period of expected milestone achievement	2022	-	2035
			Discount rate		10%
Net sales targets	3,600	Monte-Carlo simulation	Probability of success	18%	-	90%
			Discount rate		10%
Total	$4,300

	Fair Value at
	December 31,
	2018	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
AZEDRA commercialization	$7,050	Probability adjusted discounted	Probability of success		90%
		cash flow model	Period of expected milestone achievement		2019
			Discount rate		10%
1095 commercialization	450	Probability adjusted discounted	Probability of success		18%
		cash flow model	Period of expected milestone achievement		2026
			Discount rate		10%
Net sales targets	3,500	Monte-Carlo simulation	Probability of success	18%	-	90%
			Discount rate		10%
Total	$11,000

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated (in thousands):

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$4,800	$18,900	$11,000	$16,800
Fair value change included in net loss	(500)	(8,000)	1,316	(5,900)
Payments	-	-	(8,016)	-
Balance at end of period	$4,300	$10,900	$4,300	$10,900

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(500)	$(8,000)	$1,316	$(5,900)

Note 5. Accounts Receivable

Our accounts receivable represents amounts due to us from royalties, collaborators, AZEDRA product sales and, to a small extent, sales of research reagents, and consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Royalties	$4,912	$3,151
Other	1,262	652
Accounts receivable, net	$6,174	$3,803

Note 6. Recent Acquisition, Goodwill, In-Process Research and Development and Other Intangible Assets

Recent Acquisition

In February 2019, we acquired the AZEDRA manufacturing assets for $8.0 million cash consideration and entered into a sublease agreement for the radiopharmaceutical manufacturing facility located in Somerset, New Jersey. The Somerset manufacturing site serves as the commercial facility for AZEDRA and will also provide manufacturing support for the Company’s development stage radiopharmaceuticals, including 1095. The production of AZEDRA uses a proprietary Ultratrace® process which concentrates the MIBG targeted radiolytic activity by eliminating non-therapeutic “cold” MIBG molecules, giving AZEDRA a uniquely high specific activity.

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders’ equity). No goodwill impairment has been recognized as of September 30, 2019 or 2018.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2019	$13,074	$600	$6,066
Increase related to Somerset acquisition	4,773	-	1,245
Amortization expense	-	-	(812)
Balance at September 30, 2019	$17,847	$600	$6,499

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2018	$13,074	$28,700	$1,669
Impairment	-	(23,200)	-
Amortization expense	-	(117)	(159)
Balance at September 30, 2018	$13,074	$5,383	$1,510

The following table reflects the components of the finite-lived intangible assets as of September 30, 2019 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Intangible assets - AZEDRA product rights	$4,900	$817	$4,083
Intangible assets - Somerset	1,245	128	1,117
Intangible assets - EXINI technology	2,120	821	1,299
Total	$8,265	$1,766	$6,499

Note 7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value, as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Accrued legal and professional fees	$3,640	$1,305
Accrued payroll and related costs	2,950	2,871
Accrued contract manufacturing costs	2,408	2,516
Accrued clinical trial costs	1,897	2,318
Accrued consulting costs	1,006	862
Other	560	661
Accrued expenses	$12,461	$10,533

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

Actavis filed an appeal of the District Court decision with the Court of Appeals for the Federal Circuit (the “CAFC”) on August 13, 2019 and the case has been docketed by the CAFC.

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

European Opposition Proceedings

In addition to the above described ANDA notifications, in October 2015, Progenics received notices of opposition to three European patents relating to methylnaltrexone. Notices of opposition against EP1615646 were filed on September 24, 2015 separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Notices of opposition against EP2368553 were filed on September 29, 2015 and September 30, 2015 by Fresenius Kabi Deutschland GmbH and Actavis Group PTC ehf, respectively. Notices of opposition against EP2368554 were filed on September 24, 2015 separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. On May 11, 2017, the opposition division provided notice that EP2368553 will be revoked. On June 28, 2017, the opposition division provided notice that EP1615646 will be revoked. On July 4, 2017, the opposition division provided notice that EP2368554 will be revoked. Each of these matters are on appeal with the European Patent Office. Oral proceedings for EP1615646 are set to occur on September 22, 2020. Proceedings for EP2368554 and EP2368553 are both scheduled for March 10, 2020.

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

On February 27, 2019, the German District Court entered two orders in the litigation. First, the Court set €416, 000 as the amount MIP must deposit with the Court as security in the event of an unfavorable final decision on the merits of the dispute. Second, the Court set a hearing date of August 6, 2019 at which time it held the first oral hearing in the case. The Court considered procedural matters and granted the parties the right to make further submissions. Plaintiff’s further submission was timely filed by the October 1, 2019 due date. The court set a January 31, 2020 deadline for Defendant’s reply brief and April 7, 2020 for a second oral hearing.

Note 9. Operating Leases

We lease office and manufacturing space and certain office equipment under noncancelable operating leases. We determine whether an arrangement is or contains a lease at its inception. We recognize lease liabilities based on the present value of the minimum lease payments not yet paid, by using the lease term and discount rate determined at lease commencement. As our leases do not provide an implicit rate, we use our incremental borrowing rate of 9.5% commensurate with the underlying lease terms to determine the present value of our lease payments. Rental payments are recognized as rent expense on a straight-line basis over the term of the lease and for the three and nine months ended September 30, 2019, we recognized rent expense in the amount of $0.6 million and $1.7 million, respectively. Our leases have remaining lease terms of one year to 11 years, one of which includes an option to extend the lease for five years. For the three and nine months ended September 30, 2019, cash payments against operating lease liabilities totaled $0.5 million and $1.5 million, respectively.

The information related to our leases is as follows (in thousands):

September 30,
Operating leases	2019
Operating ROU lease assets, noncurrent	$13,681
Operating lease liabilities, current	572
Operating lease liabilities, noncurrent	15,154

At September 30, 2019, future lease payments for noncancelable operating leases are as follows (in thousands):

2019 (excluding the nine months ending September 30, 2019)	$500
2020	2,034
2021	2,071
2022	2,213
2023	2,255
Thereafter	16,807
Total future minimum lease payments	25,880
Less imputed interest	(10,154)
Total lease liabilities	$15,726

Note 10. Non-Recourse Long-Term Debt, Net

On November 4, 2016, through a wholly-owned subsidiary MNTX Royalties Sub LLC (“MNTX Royalties”), we entered into a $50.0 million loan agreement (the “Royalty-Backed Loan”) with a fund managed by HealthCare Royalty Partners III, L.P. (“HCRP”). Under the terms of the Royalty-Backed Loan, the lenders have no recourse to us or to any of our assets other than the right to receive royalty payments from the commercial sales of RELISTOR products owed under our agreement with Bausch. The RELISTOR royalty payments will be used to repay the principal and interest on the loan. The Royalty-Backed Loan bears interest at a per annum rate of 9.5%.

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

The following tables summarize the components of the Royalty-Backed Loan in our condensed consolidated financial statements for the periods presented (in thousands):

	September 30,	December 31,
Condensed Consolidated Balance Sheets	2019	2018
Outstanding principal balance, current portion	$6,679	$5,688
Unamortized debt discount, current portion	(242)	(269)
Current portion of debt, net	$6,437	$5,419

Outstanding principal balance, long-term portion	$34,805	$39,674
Unamortized debt discount, long-term portion	(316)	(494)
Long-term debt, net	$34,489	$39,180

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Condensed Consolidated Statements of Operations	2019	2018	2019	2018
Interest expense	$1,016	$1,154	$3,146	$3,535
Non-cash interest expense	66	92	206	229
Total interest expense included in interest (expense) income, net	$1,082	$1,246	$3,352	$3,764

As of September 30, 2019, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

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

Stock Options

The following table summarizes stock options activity for the nine months ended September 30, 2019 (in thousands, except per share data or as otherwise noted):

		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2019	6,264	$6.79	6.02
Granted	1,745	$4.74
Cancelled	(440)	$6.49
Exercised	(247)	$5.31
Expired	(77)	$6.22
Outstanding at September 30, 2019	7,245	$6.37	6.35
Exercisable at September 30, 2019	4,575	$6.65	4.85
Vested and expected to vest at September 30, 2019	6,662	$6.45	6.11

The weighted-average fair value of options granted during the three and nine months ended September 30, 2019 was $3.71 and $3.03 per share, respectively and during the three and nine months ended September 30, 2018 was $4.38 and $4.57 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $1.2 million for stock options outstanding, $0.5 million for stock options exercisable, and $1.1 million for stock options vested and expected to vest as of September 30, 2019. The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2019 was approximately $18 thousand and $85 thousand, respectively, and during the three and nine months ended September 30, 2018 was approximately $173 thousand for both periods.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.90%	2.81%	2.46%	2.71%
Expected life (in years)	7.24	5.23	6.66	6.68
Expected volatility	68%	62%	67%	69%
Expected dividend yield	--	--	--	--

Stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development expenses	$427	$515	$1,264	$1,492
Selling, general and administrative expenses	789	608	2,023	2,809
Total stock-based compensation expense	$1,216	$1,123	$3,287	$4,301

At September 30, 2019, unrecognized stock-based compensation expense related to stock options was approximately $5.8 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.

Note 13. Subsequent Event

Consent Solicitation

On October 8, 2019, Velan Capital, L.P. and certain other entities and individuals (collectively, “Velan”) filed with the U.S. Securities and Exchange Commission (the “SEC”) a definitive consent solicitation statement (the “Velan Consent Solicitation”). Among other things, the Velan Consent Solicitation seeks consent from our stockholders to remove three duly elected members of our Board and fill those board seats, as well as the seats vacated by Messrs. Crowley and Kishbauch, with members nominated by Velan (such nominees, the “Velan Nominees”). Velan is currently soliciting consents from our stockholders. On October 8, 2019, we filed a definitive consent revocation statement with the SEC, which provides our stockholders with an opportunity to revoke any consent they previously granted to Velan and we are currently soliciting consent revocations from our stockholders.

Merger Agreement

On October 2, 2019, we announced the signing of a definitive agreement and plan of merger for Lantheus to acquire Progenics in an all-stock transaction. In the merger, each share of Progenics common stock issued and outstanding immediately prior to the effective time of the merger will automatically be converted into the right to receive 0.2502 shares of Lantheus stock. In addition, upon the closing of the merger, all Progenics stock options, whether vested or unvested, will be assumed by Lantheus and converted into options to purchase Lantheus shares of common stock. The number of shares subject to the assumed stock options and the exercise price of such stock options will be adjusted upon the closing of the merger based on the exchange ratio. Such options will otherwise have the same vesting and other terms as applied to the Progenics stock options prior to the closing. The transaction is expected to close in the first quarter of 2020, subject to approval by Lantheus and Progenics stockholders, regulatory approvals, and certain other customary closing conditions.

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

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to our estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect our current perception of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by words such as “anticipate”, “believe”, “plan”, “could”, “should”, “estimate”, “expect”, “forecast”, “outlook”, “guidance”, “intend”, “may”, “might”, “will”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. In evaluating such statements, we urge you to specifically consider the various risk factors identified under Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2018, as updated by our subsequent Quarterly Reports on Form 10-Q, which could cause actual events or results to differ materially from those indicated by forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such statements. While it is impossible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things; risks associated with the proposed merger transaction with Lantheus Holdings, Inc.; the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; clinical trial data on our products and product candidates will be unfavorable; our products will not receive marketing approval from regulators or, if approved, do not gain sufficient market acceptance to justify development and commercialization costs; the sales of RELISTOR® and other products by our partners and the revenue and income generated for us thereby may not meet expectations; our commercial launch of AZEDRA® may not meet revenue and income expectations; competing products currently on the market or in development might reduce the commercial potential of our products; we, our collaborators or others might identify side effects after the product is on the market; efficacy or safety concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales, or other adverse events; the inherent uncertainty of outcomes in intellectual property disputes such as the dispute with University of Heidelberg regarding PSMA-617; the costs and management distraction attendant to activist stockholder campaigns; and risks related to changes in the composition of our Board of Directors as a result of the current consent solicitation.

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

In the U.S. our business strategy is to develop, manufacture, obtain regulatory approvals and commercialize our imaging and therapeutic product candidates. For territories outside the U.S., we expect to partner for development and commercialization of our pipeline products. Our strategy has also included the identification, evaluation and in-licensing of certain technologies that we believe have a strategic fit with our existing business.

On October 2, 2019, we announced the signing of a definitive merger agreement in which Lantheus Holdings, Inc. (“Lantheus”) will acquire Progenics in an all-stock transaction, offering a significant upside opportunity to the combined shareholders from a diversified, high growth portfolio with the potential for strong, growing profits. The combination of Lantheus and Progenics forms a leader in precision diagnostics and radiopharmaceutical therapeutics. The combined company is expected to have significant product and cost synergies that will diversify and sustain growing revenues and will drive incremental profitability and cash flow. The transaction is subject to approval by Lantheus and Progenics stockholders and the satisfaction of customary closing conditions and regulatory approvals, and is expected to close in the first quarter of 2020. See Part II, Item 1A, “Risk Factors” and Note 13 of the Notes to Consolidated Financial Statements included in this report for additional information regarding the proposed transaction.

Product / Candidate	Description	Status	Market	Rights
Ultra-Orphan Theranostic
AZEDRA (iobenguane I 131) 555 MBq/mL injection	Unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma	Approved	U.S	Progenics
Prostate Cancer Theranostics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Enrollment Completed in Phase 3	Worldwide (ex. EU, AU, & NZ)	Progenics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Discussions with EMA	Europe	Curium
1095 (I 131 1095)	PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 2	Worldwide	Progenics

PSMA TTC (BAY 2315497)	PSMA-targeted antibody conjugate therapeutic for treatment of metastatic prostate cancer	Phase 1	Worldwide	Bayer
1404	Technetium-99m PSMA-targeted SPECT/CT imaging agent for prostate cancer	Discussions with EMA	Europe	ROTOP
Digital Technology
PSMA AI	Imaging analysis technology that uses artificial intelligence and machine learning to quantify and automate the reading of PSMA targeted imaging	Investigational Use Only	Worldwide	Progenics
Automated Bone Scan Index (aBSI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved in the U.S. and E.U. 510(k) cleared in the U.S. CE marked (E.U. countries)	Worldwide (ex. Japan)	Progenics
Automated Bone Scan Index (BONENAVI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved	Japan	FUJIFILM
Other Programs
RELISTOR Subcutaneous Injection (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain or advanced-illness adult patients	Approved	Worldwide	Bausch
RELISTOR Tablets (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain	Approved	U.S.	Bausch
Leronlimab (PRO 140)	HIV Infection	Rolling BLA Submission to FDA	U.S.	CytoDyn

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

Digital Technology:

●

PSMA AI is an imaging analysis technology that uses artificial intelligence and machine learning to quantify and automate the reading of PSMA-targeted imaging. We recently completed a performance study of our automated segmentation algorithms with PyL/CT images from our PyL research access initiative. The study demonstrated the efficiency and effectiveness of our fully automated segmentation algorithm of the 49 bones and 12 soft tissue regions of the whole body from PyL-PSMA PET/CT images. The deep learning algorithms demonstrated a Sørensen–Dice score of 0.90 or higher in segmenting anatomical structures in the low dose CT portion of a PyL PET/CT. This work provides automated generation of lesion quantification, localization and staging, therefore leading to highly contextualized assessments of disease burden.

●

Automated Bone Scan Index (“aBSI”) calculates the disease burden of prostate cancer by quantifying the hotspots on bone scans and automatically calculating the bone scan index value, representing the disease burden of prostate cancer shown on the bone scan. This quantifiable and reproducible calculation of the bone scan index value is intended to aid in the diagnosis and treatment of men with prostate cancer and may have utility in monitoring the course of the disease. The Japanese rights to the stand-alone aBSI have been transferred and sold to FUJIFILM Toyama Chemical Co, Ltd. (“FUJIFILM”) under the name BONENAVI®. The cloud based aBSI was cleared by the FDA for clinical use in the U.S. on August 5, 2019.

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

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
Total revenue	$5,613	$5,317	6%	$19,860	$12,384	60%
Operating expenses	$23,729	$30,365	22%	$75,304	$64,188	(17%)
Operating loss	$(18,116)	$(25,048)	28%	$(55,444)	$(51,804)	(7%)
Net loss	$(18,842)	$(24,357)	23%	$(57,277)	$(52,953)	(8%)

Revenue

Our sources of revenue include AZEDRA product sales, royalties and license fees from Bausch and other collaborators. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Source	2019	2018	Change	2019	2018	Change
AZEDRA product sales	$570	$-	N/A	$840	$-	N/A
Royalty income	4,912	5,169	(5%)	12,666	11,757	8%
License and other revenue	131	148	(11%)	6,354	627	913%
Total revenue	$5,613	$5,317	6%	$19,860	$12,384	60%

AZEDRA product sales. We began commercial product sales of AZEDRA in the U.S. in June 2019 (no sales-related deductions or discounts were applicable to date).

Royalty income. We recognized royalty income primarily based on the below net sales of RELISTOR, as reported to us by Bausch (in thousands, except percentages).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
U.S.	$32,600	$32,400	1%	$82,800	$76,200	9%
Outside U.S.	100	2,100	(95%)	1,600	2,200	(27%)
Worldwide net sales of RELISTOR	$32,700	$34,500	(5%)	$84,400	$78,400	8%

Royalty income decreased by $0.3 million, or 5%, during the three months ended September 30, 2019, compared to the same period in 2018, and increased by $0.9 million, or 8% during the nine months ended September 30, 2019, compared to the same period in 2018, due primarily to higher net sales.

License and other revenue. The license and other revenue decreased by $17 thousand, or 11% for the three months ended September 30, 2019, compared to the same period in 2018, and increased by $5.7 million, or 913% for the nine months ended September 30, 2019, compared to the same periods in 2018. The nine month increase was primarily due to the achievement of a $2.0 million milestone under the Bayer agreement for initiation of a Phase 1 trial of PSMA TTC and a $4.0 million upfront payment from FUJIFILM under the aBSI agreement.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Operating Expenses	2019	2018	Change	2019	2018	Change
Cost of goods sold	$1,317	$-	N/A	$1,810	$-	N/A
Research and development	11,439	8,090	(41%)	36,911	25,547	(44%)
Selling, general and administrative	11,473	7,075	(62%)	35,267	21,341	(65%)
Intangible impairment charge	-	23,200	100%	-	23,200	100%
Change in contingent consideration liability	(500)	(8,000)	(94%)	1,316	(5,900)	(122%)
Total operating expenses	$23,729	$30,365	22%	$75,304	$64,188	(17%)

Cost of Goods Sold (“COGS”)

COGS include cost of direct materials and labor and indirect expenses used in the manufacturing of AZEDRA beginning with the first commercial sale in June 2019.

Research and Development (“R&D”)

We do not track fully burdened R&D costs separately for each of our product candidates. We review our R&D expenses by focusing on external and internal development costs. External development costs consist of costs associated with our clinical trials, including pharmaceutical development and investments in manufacturing. Included in other costs are external corporate overhead costs that are not specific or allocated to any one program. Internal costs consist of salaries and wages, share-based compensation and benefits, which are not tracked by program as several of our departments support multiple development programs. The following table summarizes the external costs attributable to each program and internal costs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
External Costs
PyL	$2,825	$2,770	$9,973	$6,938
AZEDRA	2,346	668	7,855	3,041
1404	183	338	399	2,302
1095	1,904	125	4,907	695
PSMA AI	282	453	880	1,051
Other	715	433	2,831	1,807
Total External Costs	$8,255	$4,787	$26,845	$15,834
Internal Costs	3,184	3,303	10,066	9,713
Total R&D Costs	$11,439	$8,090	$36,911	$25,547

R&D expenses increased by $3.3 million, or 41%, during the three months ended September 30, 2019, compared to the same period in 2018, primarily resulting from higher costs associated with the 1095 clinical trial, the transition of the AZEDRA manufacturing site, and initiatives to increase production capacity to satisfy increasing expected demand and provide redundancy for iodine-based products, AZEDRA and 1095. R&D expenses increased by $11.4 million, or 44%, during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to higher costs associated with the transition of the AZEDRA manufacturing site, initiatives to increase production capacity to satisfy increasing expected demand and provide redundancy for iodine-based products, AZEDRA and 1095, higher clinical trial and contract manufacturing costs for clinical trial materials for 1095 and PyL, partially offset by lower clinical trial costs for 1404.

Selling, General and Administrative (“SG&A”)

SG&A expenses increased by $4.4 million, or 62% and $13.9 million, or 65%, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The three and nine month increases were primarily due to higher legal and advisory fees of $1.4 million and $7.3 million, respectively, associated with the contested election at our 2019 annual meeting of shareholders and the ongoing consent solicitation campaign, higher PSMA-617 litigation costs of $0.8 million and $2.6 million, respectively, and legal and advisory fees associated with the acquisition agreement with Lantheus of $0.8 million in the third quarter of 2019.

Change in Contingent Consideration Liability

The decrease in the contingent consideration liability of $0.5 million during the three months ended September 30, 2019 was primarily attributable to a decrease in the AZEDRA sales forecasts, partially offset by an increase due shorter discount period, which is used to calculate the potential milestone payments to former MIP stockholders, compared to a decrease of $8.0 million in the same period in 2018, resulting primarily from decrease in sales projections and probability of success for 1404, following results from the Phase 3 trial, whereby only one of the co-primary endpoints was met, partially offset by higher estimated probability of success of AZEDRA and a decrease in the discount period. The contingent consideration liability increased by $1.3 million during the nine months ended September 30, 2019, primarily due to an increase in the AZEDRA sales forecasts associated with a study to expand the label for AZEDRA and first quarter increase in the probability of success for the AZEDRA commercialization milestone. The contingent consideration liability decreased by $5.9 million during the nine months ended September 30, 2018, primarily due to a decrease in sales projections and probability of success for 1404, following results from the Phase 3 trial, partially offset by higher estimated probability of success of AZEDRA and a decrease in the discount period.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2019	2018	Change	2019	2018	Change
Interest (expense) income, net	$(660)	$(670)	1%	$(1,627)	$(2,469)	34%
Other (expense) income, net	(66)	(92)	28%	(206)	(229)	10%
Other (expense) income	$(726)	$(762)	5%	$(1,833)	$(2,698)	32%

Total other (expense) income, net decreased by $36 thousand, or 5%, and $0.9 million, or 32%, during the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$64,493	$137,686
Accounts receivable, net	$6,174	$3,803
Total assets	$130,052	$169,497
Working capital	$55,659	$120,683

Our current principal sources of revenue are AZEDRA sales, royalties, and development and commercial milestones. Our principal sources of liquidity are our existing cash and cash equivalents. As of September 30, 2019, we had cash and cash equivalents of approximately $64.5 million, a decrease of $73.2 million from $137.7 million at December 31, 2018, reflecting primarily cash used for operating expenses, for the acquisition, transition and start-up costs of the Somerset site for the manufacturing of AZEDRA and capital expenditures at the Somerset site and contract manufacturing organizations related to additional iodine manufacturing capacity.

On October 2, 2019, we announced the signing of a definitive agreement for Lantheus to acquire Progenics in an all-stock transaction that we believe presents a compelling opportunity both strategically and operationally with enhanced value for all shareholders. The combination of Lantheus and Progenics would form an innovative company with a diversified diagnostic and therapeutic portfolio. The combined company is expected to have sustainable and diversified revenue growth, attractive returns and enhanced cash flow generation potential. Additionally, the combined company is expected to benefit from a strong balance sheet with enhanced capital flexibility without the need for additional dilutive financing or debt.

While we strongly believe the Lantheus transaction represents the best path forward for the Company, if the Lantheus agreement is not ultimately consummated, we will operate on a stand-alone basis and will continue to have significant cash requirements to support product development activities, commercialization of AZEDRA and pre-launch activities for PyL. The amount and timing of our cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. Additionally, under specified circumstances, we may be required to pay Lantheus a termination fee of $18.3 million or reimburse Lantheus up to $5.2 million of its reasonable and out-of-pocket costs and expenses incurred in connection with the agreement.

Consistent with regular practice for a growth-stage pharmaceutical or biotechnology company, and as we have successfully done in the past, we fully anticipate obtaining additional financing, in order to meet our cash requirements if the Lantheus agreement is not consummated and we believe we have a viable strategy to do so. However, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our operating needs beyond one year from the date this quarterly report is issued. If adequate funds are not available, we may be required to reduce operating expenses, delay or reduce the scope of our product development programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves, or cease operations. If we are unable to obtain additional external funding, we believe there is substantial doubt regarding our ability to continue as a going concern for at least one year from the date this quarterly report is issued. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash used in operating activities	$(55,871)	$(37,842)
Net cash used in investing activities	$(12,742)	$(595)
Net cash (used in) provided by financing activities	$(2,567)	$96,739

Operating Activities

 Net cash used in operating activities during the nine months ended September 30, 2019 was primarily attributable to operating expenses, net of non-cash items including the change in fair value of contingent consideration liabilit

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 was primarily related to the acquisition of AZEDRA manufacturing assets in Somerset, New Jersey and capital expenditures to increase production capacity to satisfy increasing expected demand and provide redundancy for iodine-based products.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2019 was primarily attributable to repayment of debt under the Royalty-Backed Loan with HealthCare Royalty Partners III, L.P, partially offset by proceeds received from exercise of stock options.

Off-Balance Sheet Arrangements and Guarantees

We have no obligations under off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions, we use in preparing the financial statements are appropriate, they are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no changes to our critical accounting policies and estimates as of and for the nine months ended September 30, 2019 as noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Developments

Refer to our discussion of recently adopted accounting pronouncements and other recent accounting pronouncements in Note 2. New Accounting Pronouncements to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Item 10(f)(1) of Regulation S-K under the Securities Act and as such are not required to provide information under this Item.

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

Risks Related to Shareholder Activism

Our business could be negatively affected as a result of actions of activist stockholders, which could cause uncertainty about the strategic direction of our business and negatively impact the trading value of our securities.

Activist stockholders may, from time to time, attempt to effect changes in our strategic direction and how our company is governed or may seek to acquire control over our company. Activist stockholders may seek to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases, or even sales of assets or the entire company. Activist campaigns can also seek to change the composition of our board of directors, and campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition. We may not be able to successfully defend against activist stockholders, which could be disruptive to our business. Even if we were to successfully defend against any future proxy contest, consent solicitation or future or ongoing activist campaign, responding to activist stockholders can be costly and time-consuming, and can divert significant time and attention of our board of directors and management from pursuing our business strategies.

In May 2019, Velan initiated a withhold campaign, seeking stockholder support to vote against or abstain from voting on the re-election of certain directors of the Company at the 2019 annual meeting of stockholders. Based on final voting results, two directors did not receive a majority of votes cast. On August 7, 2019, in accordance with our By-Laws and the recommendation of the Nominating and Corporate Governance Committee, the Board accepted the contingent resignations of Peter J. Crowley and Michael D. Kishbauch. The resignations of Messrs. Crowley and Kishbauch became effective on October 17, 2019.

In September 2019, Velan filed a preliminary consent solicitation statement with the SEC to, among other things, solicit written consents from our stockholders to remove three duly elected members of our Board and fill those board seats, as well as the seats vacated by Messrs. Crowley and Kishbauch, with Velan Nominees. In October 2019, Velan filed a definitive consent solicitation statement, and Velan is currently soliciting consents from our stockholders. Responding to these actions is time consuming and costly, diverts management’s attention and resources from our business strategies, and may have a material adverse effect on our business, operating results and financial condition, including with respect to our ability to continue as a going concern. Further, if Velan is successful in its consent solicitation, five of the current seven members of the Board will be replaced with Velan’s nominees, which may result in a “change of control” that could trigger, among other things, the acceleration of debt under our term loan and acceleration of stock options granted under our equity incentive plans.

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

Risks Related to our Proposed Acquisition by Lantheus Holdings

Our proposed acquisition by Lantheus Holdings is subject to various closing conditions, including regulatory approvals as well as other uncertainties, and there can be no assurances as to whether and when it may be completed.

On October 2, 2019, we announced that we entered into a definitive Merger Agreement with Lantheus Holdings and Plato Merger Sub, Inc., a wholly owned subsidiary of Lantheus Holdings (“Merger Sub”). The Merger Agreement provides, among other things, that on the terms and subject to the conditions set forth therein, Merger Sub will merge with and into Progenics, with Progenics surviving as a wholly-owned subsidiary of Lantheus Holdings (the “Merger”).

In the Merger, each share of Progenics common stock issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) will automatically be converted into the right to receive 0.2502 shares of Lantheus Holdings common stock (the “Exchange Ratio”). In addition, upon the closing of the Merger, all Progenics stock options, whether vested or unvested, will be assumed by Lantheus Holdings and converted into options to purchase Lantheus Holdings shares of common stock. The number of shares subject to the assumed stock options and the exercise price of such stock options will be adjusted upon the closing of the Merger based on the Exchange Ratio. Such options will otherwise have the same vesting and other terms as applied to the Progenics stock options prior to the closing.

At the effective time of the Merger, the board of directors of Lantheus Holdings (the “Lantheus Board”) will appoint one member who is (i) a member of our Board as of the date of the Merger Agreement, (ii) mutually agreed to by Progenics and Lantheus Holdings, acting in good faith, and (iii) reasonably approved by the Nominating and Corporate Governance Committee of the Lantheus Board.

Completion of the Merger is subject to customary closing conditions, including (among others) (1) the adoption of the Merger Agreement by a majority of the holders of the outstanding shares of our common stock, (2) approval of the issuance of Lantheus Holdings common stock issued in the Merger by a majority of the votes cast by Lantheus Holdings stockholders on the matter, (3) approval for listing on the Nasdaq Global Market of Lantheus Holdings common stock to be issued in the transaction, (4) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (5) accuracy of the other party’s representations and warranties, subject to certain materiality standards set forth in the Merger Agreement, (6) compliance in all material respects with the other party’s obligations under the Merger Agreement and (7) that a material adverse effect on Progenics has not occurred.

As noted, completion of the merger is conditioned upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, which has been obtained by grant of early termination of the HSR Act waiting period on October 25, 2019. Notwithstanding the grant of early termination, at any time before or after the merger is completed, the Antitrust Division, the FTC, or U.S. state attorneys general could take action under the antitrust laws in opposition to the merger, including seeking to enjoin completion of the merger, condition completion of the merger upon the divestiture of assets, or impose restrictions on post-merger operations. Any such requirements or restrictions may prevent or delay completion of the merger or may reduce the anticipated benefits of the merger. In addition, the completion of the merger is conditioned upon the receipt of approvals under the antitrust laws of certain specified foreign jurisdictions. The governmental authorities from which these authorizations are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the merger, including other potential transactions in the health care industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the merger. As a condition to authorization of the merger or related transactions, these governmental authorities also may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of Lantheus Holdings’ business after completion of the merger.

We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the merger. Many of the conditions to completion of the merger are not within either our or Lantheus Holdings’ control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the merger could cause us not to realize some or all of the benefits that we expect to achieve if the merger is successfully completed within its expected timeframe.

Failure to complete the merger could negatively impact our stock price and future business and financial results.

If the merger is not completed for any reason, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:

●

we may experience negative reactions from the financial markets, including negative impacts on trading prices of our common stock and other securities, and from our customers, collaborators, suppliers, regulators and employees;

●

we may be required to pay certain transaction expenses and other costs incurred in connection with the merger, whether or not the merger is completed, including certain fees and expenses of Lantheus Holdings;

●

the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the merger, and such restrictions, the waiver of which is subject to the consent of Lantheus Holdings, may prevent us from making certain acquisitions, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the merger that we would have made, taken or pursued if these restrictions were not in place; and

●

matters relating to the merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company.

In addition, we could be subject to litigation related to any failure to complete the merger or related to any proceeding to specifically enforce our performance obligations under the Merger Agreement.

If any of these risks materialize, they may materially and adversely affect our business, financial condition, financial results, ratings, stock prices and/or note prices.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Lantheus Holdings.

If the Merger Agreement is terminated, in certain circumstances, we may be required to pay a termination fee of $18.3 million and certain expenses to Lantheus Holdings. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. For these and other reasons, termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.

Because the exchange ratio is fixed and the market price of shares of Lantheus Holdings common stock has fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the merger consideration they will receive in the merger.

In the Merger, each share of Progenics common stock issued and outstanding immediately prior to the effective time of the Merger (other than certain excluded shares as described in the Merger Agreement) will automatically be converted into the right to receive 0.2502 shares of Lantheus Holdings common stock (the “Exchange Ratio”). Because the Exchange Ratio of one share of Lantheus Holdings common stock is fixed, the value of the share consideration will depend on the market price of shares of Lantheus Holdings common stock at the time the merger is completed. The market price of shares of Lantheus Holdings common stock has fluctuated since the date of the announcement of the Merger Agreement and will continue to fluctuate from the date of this report until the date the merger is completed, which could occur a considerable amount of time after the date hereof. Stock price changes may result from a variety of factors, including, among others, general market and economic conditions, changes in Lantheus Holdings’ and Progenics’ respective businesses, operations and prospects, risks inherent in their respective businesses, changes in market assessments of the likelihood that the merger will be completed and/or the value that may be generated by the merger, and changes with respect to expectations regarding the timing of the merger and regulatory considerations. Many of these factors are beyond our control.

While the merger is pending, we are subject to business uncertainties and contractual restrictions that could materially adversely affect our operating results, financial position and/or cash flows or result in a loss of employees, customers, collaborators or suppliers.

The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the merger or termination of the Merger Agreement, generally requiring us to conduct our business in the ordinary course consistent with past practice. Without limiting the generality of the foregoing, we are subject to a variety of specified restrictions. Unless we obtain Lantheus Holdings’ prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) and except (among other exceptions) (i) as required or expressly contemplated by the Merger Agreement, or (ii) as required by applicable law, we may not, among other things, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property (subject to certain exceptions, including without limitation, acquisitions up to a specified individual amount and an aggregate limitation), dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable. The pendency of the proposed merger may also divert management’s attention and our resources from ongoing business and operations.

Our employees, customers, collaborators and suppliers may experience uncertainties about the effects of the merger. In connection with the pending merger, it is possible that some customers, collaborators, suppliers and other parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the merger, which may materially adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position and/or cash flows and/or our stock price.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

Uncertainty about the effect of the merger on our employees may have an adverse effect on our business. This uncertainty may impair our ability to attract, retain and motivate key personnel, which could have a negative impact on the execution and timing of our clinical programs and continued commercialization of AZEDRA. Employee retention may be particularly challenging during the pendency of the merger, as our employees may experience uncertainty about their future roles in the combined business. No assurance can be given that we will be able to attract or retain key employees to the same extent that we have been able to attract or retain employees in the past.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

(a) Exhibits

Exhibit Number *	Description

2.1 (1)	Agreement and Plan of Merger, dated as of October 1, 2019, among Lantheus Holdings, Inc., Plato Merger Sub, Inc. and Progenics Pharmaceuticals, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated By-laws of the Registrant.
4.1(3)	Specimen Certificate for Common Stock, $0.0013 par value per share, of the Registrant.
10.2(4)

Settlement and License Agreement by and among Progenics Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Inc., Salix Pharmaceuticals, Inc., Wyeth LLC, and Actavis LLC., entered into as of May 25, 2018.

10.3(5)

Settlement and License Agreement by and among Progenics Pharmaceuticals, Inc., Valeant Pharmaceuticals International, Inc., Salix Pharmaceuticals, Inc., Wyeth LLC, and Par Sterile Products, LLC and Par Pharmaceutical, Inc., dated May 10, 2018.

10.4(6)

Amendment to the Stock Purchase and Sale Agreement, dated May 9, 2019, by and between Progenics Pharmaceuticals, Inc., Molecular Insight Pharmaceuticals, Inc., and Highland Capital Management, L.P., as stockholders’ representative.

10.5	Form of Non-Qualified Stock Option Award Agreement for Directors under the 2018 Performance Incentive Plan.
10.6	Form of Non-Qualified Stock Option Award Agreement for Employees under the 2018 Performance Incentive Plan.
31.1	Certification of Mark R. Baker, Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
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

(1)            Previously filed in Current Report on Form 8-K filed on October 2, 2019.

(2)            Previously filed in Current Report on Form 8-K filed on June 13, 2013.

(3)            Previously filed in Registration Statement on Form S-1, Commission File No. 333-13627.

(4)            Previously filed in Current Report on Form 8-K filed on May 31, 2018.

(5)            Previously filed in Current Report on Form 8-K filed on May 11, 2018.

(6)            Previously filed in Current Report on Form 8-K filed on May 14, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: November 7, 2019	By:	/s/ Patrick Fabbio
Patrick Fabbio Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)