Form 10-Q
period 2020-03-31
PROGENICS PHARMACEUTICALS INC
filed 2020-05-07
CIK 835887

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of May 4, 2020, a total of 86,596,633 shares of common stock, par value $0.0013 per share, were outstanding.

PROGENICS PHARMACEUTICALS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$29,531	$42,049
Accounts receivable, net	6,190	15,976
Other current assets	4,825	5,707
Total current assets	40,546	63,732

Property and equipment, net	14,673	11,688
Intangible assets, net	6,547	6,823
Goodwill	17,847	17,847
Operating right-of-use lease assets	13,279	13,493
Other assets	5,452	5,887
Total assets	$98,344	$119,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,860	$1,249
Accrued expenses	8,383	13,103
Current portion of debt, net	7,240	7,117
Operating lease liabilities	616	599
Total current liabilities	19,099	22,068

Long-term debt, net	30,166	31,910
Operating lease liabilities	14,832	15,005
Contingent consideration liability	3,600	3,900
Deferred tax liability	34	34
Total liabilities	67,731	72,917

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value Authorized - 20,000 shares; issued and outstanding - none	-	-
Common stock, $0.0013 par value Authorized - 160,000 shares; issued - 86,796 shares in 2020 and 86,760 shares in 2019	113	113
Additional paid-in capital	728,129	727,089
Treasury stock at cost, 200 shares of common stock	(2,741)	(2,741)
Accumulated other comprehensive loss	(327)	(148)
Accumulated deficit	(694,561)	(677,760)
Total stockholders’ equity	30,613	46,553
Total liabilities and stockholders’ equity	$98,344	$119,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Product sales	$1,359	$-
Royalty income	4,789	4,161
License and other revenue	100	120
Total revenue	6,248	4,281

Operating expenses:
Cost of goods sold	1,558	-
Research and development	10,367	12,392
Selling, general and administrative	10,509	9,224
Change in contingent consideration liability	(300)	900
Total operating expenses	22,134	22,516

Operating loss	(15,886)	(18,235)

Other (expense) income:
Interest (expense) income and other income, net	(915)	(500)
Total other (expense) income	(915)	(500)

Net loss	$(16,801)	$(18,735)

Net loss per share - basic and diluted	$(0.19)	$(0.22)
Weighted-average shares - basic and diluted	86,582	84,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(16,801)	$(18,735)
Other comprehensive loss:
Foreign currency translation adjustments	(179)	(42)
Comprehensive loss	$(16,980)	$(18,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
	Number		Paid-in	Accumulated	Comprehensive	Number		Stockholders’
	of Shares	Par Value	Capital	Deficit	Loss	of Shares	Cost	Equity
Balance at January 1, 2020	86,760	$113	$727,089	$(677,760)	$(148)	(200)	$(2,741)	$46,553
Net loss	-	-	-	(16,801)	-	-	-	(16,801)
Foreign currency translation adjustments	-	-	-	-	(179)	-	-	(179)
Stock-based compensation expense	-	-	878	-	-	-	-	878
Exercise of stock options	36	-	162	-	-	-	-	162
Balance at March 31, 2020	86,796	$113	$728,129	$(694,561)	$(327)	(200)	$(2,741)	$30,613

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Total
	Number		Paid-in	Accumulated	Comprehensive	Number		Stockholders’
	of Shares	Par Value	Capital	Deficit	Loss	of Shares	Cost	Equity
Balance at January 1, 2019	84,742	$110	$713,019	$(609,208)	$(105)	(200)	$(2,741)	$101,075
Net loss	-	-	-	(18,735)	-	-	-	(18,735)
Foreign currency translation adjustments	-	-	-	-	(42)	-	-	(42)
Stock-based compensation expense	-	-	1,077	-	-	-	-	1,077
Balance at March 31, 2019	84,742	$110	$714,096	$(627,943)	$(147)	(200)	$(2,741)	$83,375

The accompanying notes are an integral part of these condensed consolidated financial statements.

PROGENICS PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(16,801)	$(18,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	878	1,077
Depreciation and amortization	742	557
Non-cash interest expense	61	71
Other	-	11
Change in fair value of contingent consideration liability	(300)	900
Changes in assets and liabilities:
Accounts receivable	9,786	(1,136)
Other current assets	968	(447)
Other assets	286	146
Accounts payable	1,618	124
Accrued expenses	(4,888)	(991)
Other current liabilities	217	18
Other liabilities	(174)	(114)
Net cash used in operating activities	(7,607)	(18,519)
Cash flows from investing activities:
Acquisition of AZEDRA manufacturing assets	-	(8,000)
Purchases of property and equipment	(3,553)	(491)
Net cash used in investing activities	(3,553)	(8,491)
Cash flows from financing activities:
Repayment of debt	(1,682)	(1,037)
Proceeds from exercise of stock options	162	-
Net cash used in financing activities	(1,520)	(1,037)
Effect of currency rate changes on cash, cash equivalents and restricted cash	(201)	(46)
Net decrease in cash, cash equivalents, and restricted cash	(12,881)	(28,093)
Cash, cash equivalents, and restricted cash at beginning of period	45,065	139,220
Cash, cash equivalents, and restricted cash at end of period	$32,184	$111,127

Supplemental disclosure of cash flow information
Cash paid for interest	$939	$1,077

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the total of the same such amounts shown above for the three months ended March 31, 2020 and 2019:

Cash, cash equivalents and restricted cash information
Cash and cash equivalents at beginning of period	42,049	137,686
Restricted cash included in long-term assets at the beginning of period	3,016	1,534
Cash, cash equivalents and restricted cash at beginning of period	$45,065	$139,220

Cash and cash equivalents at end of period	29,531	109,587
Restricted cash included in long-term assets at the end of period	2,653	1,540
Cash, cash equivalents, and restricted cash at end of period	$32,184	$111,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Business

Progenics Pharmaceuticals, Inc. (and its subsidiaries collectively the “Company,” “Progenics”, “we”, or “us”) is an oncology company focused on the development and commercialization of innovative targeted medicines and artificial intelligence to find, fight and follow cancer. Our recent progress includes the enrollment completion of our pivotal phase 3 trial for PyL™ and the positive topline results. Our pipeline includes therapeutic agents designed to precisely target cancer (AZEDRA®, 1095 and PSMA TTC), as well as prostate-specific membrane antigen (“PSMA”) targeted imaging agents for prostate cancer (PyL and 1404).

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

We commenced principal operations in 1988, became publicly traded in 1997, and throughout have been engaged primarily in research and development efforts, establishing corporate collaborations, launching and commercializing AZEDRA and other related business activities. Certain of our intellectual property rights are held by wholly-owned subsidiaries. Our U.S. operations are presently conducted at our headquarters in New York and our manufacturing facility in Somerset, New Jersey. The operations of our wholly-owned foreign subsidiary, EXINI Diagnostics A.B. (“EXINI”), are conducted at our facility in Lund, Sweden. We operate under a single operating segment, which includes development, manufacturing and commercialization of pharmaceutical products and other technologies to target, diagnose and treat cancer. Our operating segment is regularly evaluated for financial performance by our chief operating decision maker, who is our Interim Chief Executive Officer.

Pending Merger with Lantheus Holdings, Inc.

On February 20, 2020, we announced the signing of an amended and restated agreement and plan of merger with Lantheus Holdings, Inc. (“Lantheus Holdings”) (the “Merger Agreement”). The Merger Agreement reflects the renegotiation of certain of the terms of our original agreement for the proposed merger entered into on October 1, 2019. The combined company would be led by Lantheus Holdings’ Chief Executive Officer, Mary Anne Heino. Ms. Heino will be supported by Chief Financial Officer, Robert J. Marshall Jr., and Chief Operations Officer, John Bolla. The Merger Agreement provides that, following the closing, Dr. Gérard Ber and Mr. Heinz Mäusli, currently members of Progenics’ Board of Directors (the “Board”), will be added as members of the Board of Directors of Lantheus Holdings. At the effective time of the merger, each share of Progenics common stock issued and outstanding immediately prior to such time (other than excluded shares and dissenting shares) will be converted into the right to receive (i) 0.31 of a share of Lantheus Holdings common stock (an increase from 0.2502 under the original agreement) and (ii) one non-transferrable contingent value right (a "CVR") per share of Progenics common stock, which will represent the right to receive up to two contingent payments upon the achievement of certain milestones subject to the terms of the Contingent Value Rights Agreement to be entered into between Lantheus Holdings and a rights agent reasonable acceptable to Progenics at or immediately prior to the effective time of the merger. In no event will Lantheus Holdings’ aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the proposed merger, exceed 19.9% of the total consideration Lantheus Holdings pays in the proposed merger. As a result of the increase in the exchange ratio, following the completion of the proposed merger, former Progenics stockholders’ aggregate ownership stake will increase to approximately 40% of the combined company from approximately 35% under the terms set forth in the original agreement.

On April 2, 2020, Progenics and Lantheus Holdings announced their decision to reschedule their respective special meetings of stockholders to vote on the matters related to the proposed merger of Progenics and Lantheus Holdings from April 28, 2020 to June 16, 2020. The rescheduling of the special meetings is intended to allow both companies the time necessary to respond to the novel coronavirus (COVID-19) global pandemic and its effect on each company’s business and on the combined company. The transaction is expected to close in the second quarter of 2020, subject to approval by Lantheus Holdings and Progenics stockholders and certain other customary closing conditions.

On April 14, 2020, Progenics entered into an agreement with Velan Capital, L.P. (“Velan”), Altiva Management Inc., Balaji Venkataraman and Deepak Sarpangal (collectively, the “Velan Stockholders”), pursuant to which Progenics agreed to pay the Velan Stockholders $1.3 million as partial reimbursement for their expenses incurred in connection with the Velan Stockholders’ involvement with Progenics, including the successful consent solicitation commenced on September 18, 2019 to reconstitute the board of directors of Progenics. The reimbursement will be in full satisfaction of the Velan Stockholders’ claims with respect to such expenses and will be paid promptly following the adoption of the Merger Agreement by the stockholders of Progenics and the approval of the stock issuance pursuant to the Merger Agreement by the stockholders of Lantheus Holdings.

In addition, on April 14, 2020, Progenics and Lantheus Holdings announced the entry by Lantheus Holdings into a Support Agreement (the “Support Agreement”) with Velan in connection with the proposed merger of Progenics and Lantheus Holdings, providing that Velan will vote all of its Progenics common stock and Lantheus Holdings common stock in favor of the proposed merger of Lantheus Holdings and Progenics on the terms set forth in the Merger Agreement, and that Velan will abide by certain customary standstill provisions, in each case, subject to the terms and conditions set forth in the Support Agreement.

AZEDRA

AZEDRA is the first and only approved therapy in the U.S. for the treatment of adult and pediatric patients 12 years and older with iobenguane scan positive, unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma who require systemic anticancer therapy.

First quarter sales of AZEDRA totaled approximately $1.4 million for the quarter ended March 31, 2020. Sales of therapeutic doses of AZEDRA doubled over the preceding quarter. Progenics is continuing to receive and process requests for both dosimetry and therapeutic doses. However, in alignment with government, regulatory and public health recommendations in relation to the COVID-19 pandemic, many of the multidisciplinary treatment centers that serve pheochromocytoma or paraganglioma patients have banned, or have limited access to external visitors, including the field-based sales team for AZEDRA, to ensure the safety of patients and healthcare providers. Consequently, the Company expects corresponding product revenue to reflect the challenging environment associated with the COVID-19 pandemic until restrictions are lifted. As a result, the Company has decided to curtail promotional spending and furlough a portion of the field-based AZEDRA commercial operations and medical employees to support cost-saving measures as the Company continues to navigate through the changing COVID-19 environment. Progenics continues to assess this emerging situation and will make any relevant adjustments in alignment with government mandates when necessary.

PyL

We recently completed two successful pre-New Drug Application (“NDA”) meetings with the U.S. Food and Drug Administration (‘FDA’) and remain on track to complete a submission early in the third quarter of 2020. Based on prior discussions with the FDA, we believe that the data from the CONDOR study and the OSPREY study can serve as a basis for an NDA for PyL.

Several abstracts pertaining to PyL were recently published in the Journal of Urology, including the results of the Phase 3 CONDOR study in patients with biochemical recurrent prostate cancer. The CONDOR trial achieved its primary endpoint, with a correct localization rate (CLR) of 84.8% to 87.0% among the three blinded independent readers (the lower bound of the 95% confidence intervals ranging from 77.8% to 80.4%). The results of additional investigator-sponsored studies of PyL conducted in post-prostatectomy patients and metastatic clear cell renal cell carcinoma were also published in the journal.

1095

Following the removal of the import alert on Centre for Probe Development & Commercialization (CPDC), we have initiated eleven clinical sites in the U.S along with the six active sites in Canada to support enrollment in the Company’s multicenter, randomized, controlled, ARROW Phase 2 study in mCRPC. Progenics’1095 is a small molecule radiotherapeutic designed to selectively bind to the extracellular domain of PSMA, a protein that is highly expressed on prostate cancer cells. As the clinical community is facing challenges in trial conduct due to the COVID-19 pandemic, we are committed to ensuring adequate safety monitoring of ARROW subjects and maintaining the integrity of the trial in alignment with government, regulatory and public health recommendations. As such, Progenics has paused new enrollment for several months in the Phase 2 trial of I-131-1095 (1095) in combination with enzalutamide in chemotherapy-naïve patients with metastatic castration-resistant prostate cancer (mCRPC) to minimize the risk to patients and healthcare providers during the pandemic. For patients who are active and have been randomized for the study, they will continue to receive treatment doses and will be monitored for safety and efficacy in a manner that is permissible by each clinical site. As a result, the Company has decided to furlough a portion of the clinical employees to support cost-saving measures as the Company continues to navigate through the changing COVID-19 environment. Progenics continues to assess this emerging situation and will make any relevant adjustments in alignment with government mandates when necessary.

Liquidity

The Company is not profitable and there is no assurance that we will ever achieve and sustain profitability on a continuing basis. In addition, development activities, clinical testing, and commercialization of the Company’s product candidates will require additional financing. The Company’s accumulated deficit at March 31, 2020 totaled $694.6 million, and management expects to incur substantial losses in future periods. The success of the Company is subject to certain risks and uncertainties, including among others, uncertainties associated with the proposed merger with Lantheus Holdings; uncertainty of the impact of the coronavirus (COVID-19) pandemic; uncertainty of product development and commercialization; uncertainty of capital availability; uncertainty in the Company’s ability to enter into agreements with collaborative partners; dependence on third parties; and dependence on key personnel.

At March 31, 2020, we had $29.5 million of cash and cash equivalents, a decrease of $12.5 million from $42.0 million at December 31, 2019. On February 20, 2020, we announced the signing of the Merger Agreement. Additionally, on March 15, 2020, Progenics as borrower, and Lantheus Medical Imaging, Inc. (“Lantheus Medical Imaging”), a subsidiary of Lantheus Holdings, as lender, entered into a bridge loan agreement, pursuant to which Lantheus Medical Imaging agreed to provide for a secured short-term loan to the Company on or after May 1, 2020 in an aggregate principal amount of up to $10 million (the “Bridge Loan Agreement”). The bridge loan matures on the earlier to occur of (a) September 30, 2020 and (b) the date on which the Company enters into a debt financing or similar arrangements or any amendment to, or replacement of, its existing debt, provided by one or more third parties following the termination date of the Merger Agreement, in either case, having aggregate net cash proceeds that exceed the amount then required to repay all obligations under the Bridge Loan Agreement in full in cash. The bridge loan bears interest at a rate per annum of 9.5% and is secured through the pledge to Lantheus Medical Imaging of all of the issued and outstanding shares of capital stock of Molecular Insight Pharmaceuticals, Inc., a subsidiary of Progenics (“MIP”), and any debt of MIP owed to Progenics. Progenics will use the proceeds of the bridge loan for working capital and other general corporate purposes.

Consistent with regular practice for a growth-stage pharmaceutical or biotechnology company, and as we have done in the past, we anticipate the need, and are exploring options for, additional financing in order to meet our cash requirements if the proposed merger with Lantheus Holdings is not ultimately consummated. However, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our current operating expenses or reduced operating expenses reflecting delays or reductions in the scope of our product development programs beyond one year from the date this annual report is issued. As such, we believe there is substantial doubt regarding our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Our unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019. The year-end consolidated balance sheet data in these financial statements were derived from audited financial statements but do not include all disclosures required by GAAP.

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

The following table summarizes our revenue streams from contracts with customers for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Product sales	$1,359	$-
Royalty income	4,789	4,161
License and other revenue	100	120
Total revenue	$6,248	$4,281

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

We had receivable contract balances of $6.2 million and $16.0 million as of March 31, 2020 and December 31, 2019, respectively, primarily related to the royalty revenue stream and milestone payment receivable as of December 31, 2019 under our partnership with Bausch Health Companies, Inc. (“Bausch”) (see Note 5. Accounts Receivable).

Restricted Cash

Restricted cash included in long-term assets of $2.7 million and $3.0 million at March 31, 2020 and December 31, 2019, respectively, represents collateral for a letter of credit securing a lease obligation, collateral for a letter of credit related to equipment purchases and a security deposit with the German District Court related to the PSMA-617 litigation. We believe the carrying value of this asset approximates fair value.

Foreign Currency Translation

Our international subsidiaries generally consider their respective local currency to be their functional currency. Assets and liabilities of these international subsidiaries are translated into U.S. dollars at quarter-end exchange rates and revenues and expenses are translated at average exchange rates during the quarter and year-to-date period. Foreign currency translation adjustments for the reported periods are included in accumulated other comprehensive loss in our condensed consolidated statements of comprehensive loss, and the cumulative effect is included in the stockholders’ equity section of our condensed consolidated balance sheets. Realized gains and losses denominated in foreign currencies are recorded in operating expenses in our condensed consolidated statements of operations and were not material to our consolidated results of operations for the three months ended March 31, 2020 or 2019.

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

Property and Equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation and amortization of $4.3 million and $3.8 million as of March 31, 2020 and December 31, 2019, respectively. The following table summarizes our property and equipment (in thousands):

	March 31,	December 31,
	2020	2019
Machinery and equipment	$6,809	$5,204
Leasehold improvements	3,621	3,204
Computer equipment	710	691
Furniture and fixtures	908	908
Construction in progress	6,884	5,475
Property and equipment, gross	18,932	15,482
Less - accumulated depreciation	(4,259)	(3,794)
Property and equipment, net	$14,673	$11,688

Note 2. New Accounting Pronouncements

Recently Adopted

In August 2018, the FASB issued ASU 2018-13 (“ASU 2018-13”), Fair Value Measurement - Disclosure Framework (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The updated guidance improves the disclosure requirements on fair value measurements. We adopted this standard on January 1, 2020. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses and in April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amend the scope and transition requirements of ASU 2016-13. The standard requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. In May 2019, the FASB issued ASU 2019-05, Financial Instruments—Credit Losses (Topic 326): Targeted Transition Relief. This ASU addresses certain stakeholders’ concerns by providing an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis. For those entities, the targeted transition relief will increase comparability of financial statement information by providing an option to align measurement methodologies for similar financial assets. Furthermore, the targeted transition relief also may reduce the costs for some entities to comply with the amendments in Update 2016-13 while still providing financial statement users with decision-useful information. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Date. This ASU extended and simplified how effective dates are staggered between larger public companies (bucket one) and all other entities (bucket two). ASU 2016-13 is effective for SEC filers, excluding entities eligible to be smaller reporting companies, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 and beginning after December 15, 2022 for all other public business entities. As a smaller reporting company, we are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Note 3. Net Loss Per Share

Our basic net loss per share amounts have been computed by dividing net loss by the weighted-average number of common shares outstanding during the period. For the three months ended March 31, 2020 and 2019, we reported net losses and, accordingly, potential common shares were not included since such inclusion would have been anti-dilutive.

The calculations of net loss per share, basic and diluted, are as follows (amounts in thousands, except per share data):

		Weighted-Average
		Shares
	Net Loss	Outstanding	Per Share
	(Numerator)	(Denominator)	Amount
Three months ended March 31, 2020
Basic and diluted	$(16,801)	86,582	$(0.19)
Three months ended March 31, 2019
Basic and diluted	$(18,735)	84,542	$(0.22)

The following table summarizes anti-dilutive common shares or common shares where performance conditions have not been met, that were excluded from the calculation of diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock options	6,597	6,522
Contingent consideration liability (1)	947	2,565
Total securities excluded	7,544	9,087

___________________________________

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

We believe the carrying amounts of our cash equivalents, restricted cash, accounts receivable, other current assets, other assets, accounts payable and accrued expenses approximated their fair values as of March 31, 2020 and December 31, 2019.

We record the contingent consideration liability resulting from our acquisition of MIP at fair value in accordance with Accounting Standards Codification (“ASC”) 820 (Topic 820, Fair Value Measurement).

The following tables summarize each major class of our financial assets and liabilities measured at fair value on a recurring basis as of the dates indicated, classified by valuation hierarchy (in thousands):

		Fair Value Measurements at March 31, 2020
		Quoted Prices in Active	Significant Other	Significant
		Markets for	Observable	Unobservable
	Balance at	Identical Assets	Inputs	Inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$20,744	$20,744	$-	$-
Total assets	$20,744	$20,744	$-	$-

Liabilities:
Contingent consideration liability	$3,600	$-	$-	$3,600
Total liabilities	$3,600	$-	$-	$3,600

		Fair Value Measurements at December 31, 2019
		Quoted Prices in Active	Significant Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$35,775	$35,775	$-	$-
Total assets	$35,775	$35,775	$-	$-

Liabilities:
Contingent consideration liability	$3,900	$-	$-	$3,900
Total liabilities	$3,900	$-	$-	$3,900

The contingent consideration liability of $3.6 million as of March 31, 2020 represents the estimated fair value of the future potential milestone payments to former MIP stockholders (shown in the tables below).

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

The following table summarizes quantitative information and assumptions pertaining to the fair value measurement of the Level 3 inputs at March 31, 2020 and December 31, 2019 (in thousands). The decrease in the contingent consideration liability of $0.3 million during the three months ended March 31, 2020 was primarily due to a decrease in the AZEDRA sales forecasts, partially offset by an increase due to shorter discount period and higher volatility used to calculate the present value of the contingent consideration liability.

	Fair Value at
	March 31,
	2020	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
1095 commercialization	$400	Probability adjusted discounted	Probability of success		18%
		cash flow model	Period of expected milestone achievement		2027
			Discount rate		10%
1404 commercialization	200	Probability adjusted discounted	Probability of success		43%
		cash flow model	Period of expected milestone achievement	2023	-	2035
			Discount rate		10%
Net sales targets	3,000	Monte-Carlo simulation	Probability of success	18%	-	90%
			Discount rate		10%
Total	$3,600

	Fair Value at
	December 31,
	2019	Valuation Technique	Unobservable Input	Assumption
Contingent Consideration Liability:
1095 commercialization	$500	Probability adjusted discounted	Probability of success		18%
		cash flow model	Period of expected milestone achievement		2026
			Discount rate		10%
1404 commercialization	300	Probability adjusted discounted	Probability of success		43%
		cash flow model	Period of expected milestone achievement	2022	-	2035
			Discount rate		10%
Net sales targets	3,100	Monte-Carlo simulation	Probability of success	18%	-	90%
			Discount rate		10%
Total	$3,900

For those financial instruments with significant Level 3 inputs, the following table summarizes the activities for the periods indicated (in thousands):

	Liability - Contingent Consideration
	Fair Value Measurements Using
	Significant Unobservable Inputs
	(Level 3)
	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$3,900	$11,000
Fair value change included in net loss	(300)	900
Balance at end of period	$3,600	$11,900

Changes in unrealized gains or losses for the period included in earnings (or changes in net assets) for liabilities held at the end of the reporting period	$(300)	$900

Note 5. Accounts Receivable

Our accounts receivable represents amounts due to us from royalties, collaborators, AZEDRA product sales and, to a small extent, sales of research reagents, and consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Royalties	$4,789	$4,304
Product sales, license and other	1,401	11,672
Accounts receivable, net	$6,190	$15,976

Note 6. Goodwill, In-Process Research and Development and Other Intangible Assets

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

Goodwill represents excess consideration in a business combination over the fair value of identifiable net assets acquired. Goodwill is not amortized but is subject to impairment testing at least annually or when a triggering event occurs that could indicate a potential impairment. We determine whether goodwill may be impaired by comparing the fair value of the reporting unit (we have determined that we have only one reporting unit for this purpose), calculated as the product of shares outstanding and the share price as of the end of a period, to its carrying value (for this purpose, our total stockholders’ equity). No goodwill impairment has been recognized as of March 31, 2020 or 2019.

The following tables summarize the activity related to our goodwill and intangible assets (in thousands):

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2020	$17,847	$600	$6,223
Amortization expense	-	-	(276)
Balance at March 31, 2020	$17,847	$600	$5,947

			Other
			Intangible
	Goodwill	IPR&D	Assets
Balance at January 1, 2019	$13,074	$600	$6,066
Increase related to Somerset acquisition	$4,773	$-	$1,245
Amortization expense	-	-	(260)
Balance at March 31, 2019	$17,847	$600	$7,051

The following table reflects the components of the finite-lived intangible assets as of March 31, 2020 (in thousands):

	Gross Amount	Accumulated Amortization	Net Carrying Value
Intangible assets - AZEDRA product rights	$4,900	$1,167	$3,733
Intangible assets - Somerset	1,245	223	1,022
Intangible assets - EXINI technology	2,120	928	1,192
Total	$8,265	$2,318	$5,947

Note 7. Accrued Expenses

The carrying value of our accrued expenses approximates fair value, as it represents amounts that will be satisfied within one year. Accrued expenses consisted of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Accrued legal and professional fees	$1,783	$1,889
Accrued payroll and related costs	1,241	2,795
Accrued contract manufacturing costs	1,906	5,114
Accrued clinical trial costs	1,805	1,489
Accrued consulting costs	554	1,117
Other	1,094	699
Accrued expenses	$8,383	$13,103

Note 8. Commitments and Contingencies

Consulting Agreement

On March 4, 2020, we entered into a consulting services agreement with Patrick Fabbio, with a term commencing on March 27, 2020 and continuing until the earlier of the effective date of the proposed merger with Lantheus Holdings or May 15, 2020 unless terminated by either party as set forth therein (the “Consulting Agreement”). Under the Consulting Agreement, Mr. Fabbio will provide consulting services as requested by us. In consideration for Mr. Fabbio’s services, the Consulting Agreement provides that, if the proposed merger is consummated on or before July 1, 2020, Mr. Fabbio will be paid $180,000 upon consummation of the proposed merger. This payment was originally provided for in his retention agreement with Progenics, except that such payment will now be made in a single lump sum upon the closing of the proposed merger with Lantheus Holdings and will not be contingent on Mr. Fabbio’s continued service with Progenics after the closing of the proposed merger.

Legal Proceedings

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

The 2:15-cv-8180-SRC-CLW, 2:16-cv-00035-SRC-CLW, 2:15-cv-08353-SRC-CLW, and 2:16-cv-00889-SRC-CLW actions were consolidated into a single action in the District of New Jersey (2:15-cv-08180-SRC-CLW). On May 1, 2018, the Court granted Plaintiffs’ motion for partial summary judgment as to the validity of claim 8 of U.S. Patent No. 8,552,025. On May 23, 2018, the Court entered an order for final judgment under Fed. R. Civ. P. 54(b) in favor of Plaintiffs and against Mylan as to claim 8 of the ’025 patent. On May 16, 2018, trial on the merits was adjourned in the 15-8180 action so that the trial could be consolidated with trial for 17-6714 action.

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

On July 9, 2018, Bausch and Salix filed a motion to disqualify Katten Muchin Rosenman LLP as counsel for Mylan. On July 17, 2018, an order was issued stating the briefing on the merits of Mylan’s appeal pending the disposition of the motion to disqualify. Oral argument was held on September 12, 2018. A decision disqualifying Katten Muchin Rosenman LLP as counsel for Mylan was issued on February 8, 2019, by the Federal Circuit. Merits briefing has concluded. Mylan submitted its opening brief on April 9, 2019. Plaintiffs filed their responsive brief on July 2, 2019. Mylan filed its reply brief on August 6, 2019. Oral argument was held on February 4, 2020. On April 8, 2020, the CAFC issued its decision reversing the district court’s grant of summary judgment and remanding for further proceedings. The current deadline for Plaintiffs to file a petition for rehearing/rehearing en banc is May 8, 2020. On April 22, 2020, Plaintiffs filed a motion to extend the deadline to file a petition for rehearing/rehearing en banc to June 22, 2020.

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

Progenics, Salix, Bausch, and Wyeth filed suit against Actavis, Actavis LLC, Teva Pharmaceuticals USA, Inc., and Teva Pharmaceuticals Industries Ltd. in the District of New Jersey on June 13, 2019 (2:19-cv-13722-SRC-CLW) seeking declaratory judgment of infringement of U.S. Patent No. 10,307,417 based upon Actavis’s filing of an ANDA seeking to obtain approval to market a generic version of RELISTOR tablets before this patent expires. Litigation in the 2:19-cv-13722-SRC-CLW action is underway. Fact discovery has not yet begun.

Federal Circuit Appeal

Actavis filed an appeal of the District Court decision with the Court of Appeals for the Federal Circuit on August 13, 2019. The matter is currently pending on appeal at the Federal Circuit and merits briefing is underway. Actavis’s opening brief was filed February 6, 2020. The deadline for Plaintiffs to file their responsive brief is currently July 17, 2020.

European Opposition Proceedings

In addition to the above described ANDA notifications, in October 2015, Progenics received notices of opposition to three European patents relating to methylnaltrexone. Notices of opposition against EP1615646 were filed on September 24, 2015 separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. Notices of opposition against EP2368553 were filed on September 29, 2015 and September 30, 2015 by Fresenius Kabi Deutschland GmbH and Actavis Group PTC ehf, respectively. Notices of opposition against EP2368554 were filed on September 24, 2015 separately by each of Actavis Group PTC ehf and Fresenius Kabi Deutschland GmbH. On May 11, 2017, the opposition division provided notice that EP2368553 will be revoked. On June 28, 2017, the opposition division provided notice that EP1615646 will be revoked. On July 4, 2017, the opposition division provided notice that EP2368554 will be revoked. Each of these matters are on appeal with the European Patent Office. Oral proceedings for EP1615646 are set to occur on September 22, 2020. Oral proceedings for EP2368554 and EP2368553, scheduled for March 9 and March 10, 2020, respectively were cancelled by the Board of Appeals on March 9, 2020, due to health concerns. Oral proceedings have been rescheduled for November 18, 2020 for EP2368554 and for November 17, 2020 for EP2368553.

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

On November 27, 2018, MIP requested that the European Patent Office (“EPO”) stay the examination of European Patent (EP) 3038996 A1 (EP 14799340.6) and of the Divisional Applications EP 18172716.5, EP 18184296.4, and EP 18203547.7 pending a decision from the German District Court on MIP’s Complaint. On December 10, 2018, the EPO granted MIP’s request and stayed the examination of the patent and patent applications effective November 27, 2018. On December 20, 2018, MIP filed a Confirmation of Ownership with the United States Patent and Trademark Office (“USPTO”) in the corresponding US patent applications (US Serial Nos. 15/131,118; 15/805,900; 16/038,729 and 16/114,988). MIP’s filing with the USPTO takes the position that, in light of the collaboration and contracts between MIP and the University, MIP is the co-owner of these pending U.S. patent applications. On November 12, 2019, the University filed a statement with the USPTO to dispute the Confirmation of Ownership filed by MIP. On February 21, 2020, MIP filed declarations confirming the assignment record as correct based upon MIP’s filings dated December 20, 2018, as well as a Confirmation of Ownership in pending US patent applications 16/551,198 and 16/510,495. On March 6, 2020, MIP filed with the USPTO a notice stating that the Power of Attorney in pending US patent applications 16/551,198 and 16/510,495 was signed by less than all applicants or owners of the applications.

On February 27, 2019, the German District Court set €416,000 as the amount MIP must deposit with the Court as security in the event of an unfavorable final decision on the merits of the dispute. On February 28, 2019, the Court set a hearing date of August 6, 2019 at which time it held the first oral hearing in the case. The Court considered procedural matters and granted the parties the right to make further submissions. MIP’s further submission was timely filed by the October 1, 2019 deadline. The University filed a reply brief on January 31, 2020 and MIP filed a further reply brief on April 8, 2020. The Court is in the process of scheduling a further oral hearing to be held in summer 2020.

Third Party Patents

Post-Grant Review of U.S. Patent No. 10,112,974

On July 29, 2019 we filed a petition for post-grant review (“PGR”) with the United States Patent and Trademark Office (“USPTO”) of U.S. Patent No. 10,112,974 (“the ‘974 patent”), which is jointly owned by Max-Planck-Gesellschaft zur Foerderung der Wissenschaften and Universitat zu Koln (“the Patent Owners”). Certain claims of the ‘974 patent recite precursor compounds for preparing prostate-specific membrane antigen (PSMA) targeting conjugates. In our petition, we allege that such precursor compounds were previously disclosed in other publications, and that claims 1-15 and 31 are therefore invalid.

On August 13, 2019, the USPTO mailed a Notice of Filing Date, setting a three (3)-month deadline for the Patent Owners to file a preliminary response. The Patent Owners did not file a response. On January 29, 2020, the Patent Trial & Appeal Board (PTAB) at the USPTO instituted post-grant review of the ‘974 patent, setting a deadline of April 22, 2020 for the Patent Owners to file a response. On March 13, 2020, the Patent Owners filed a statutory disclaimer, disclaiming claims 1-5, 7, 9, 13-15 and 31. On April 27, 2020, the USPTO issued a final written decision, stating remaining claims 6, 8, and 10-12 were not shown to be unpatentable.

Litigation Related to the Merger

Six lawsuits - four putative class actions and two individual actions - were initially brought against Progenics and the Progenics Board by purported stockholders of Progenics alleging inadequate disclosure by Progenics in the registration statement filed on November 12, 2019 related to the merger. Three of such lawsuits were voluntarily dismissed without prejudice by plaintiffs, with no settlements from, or other agreed obligations by, the respective defendants thereunder. Two additional putative class actions and an individual action were subsequently filed, alleging, among other things, inadequate disclosures in the amended registration statement filed on March 16, 2020 and the proxy statement filed on March 19, 2020.

On November 22, 2019, a purported stockholder filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Johnson v. Progenics Pharmaceuticals, Inc., et al., Civil Action No. 1:19-cv-02183, against Progenics and members of the Progenics Board, which is referred to in this Quarterly Report on Form 10-Q as the Johnson I Action. On March 5, 2020, the Johnson I Action was voluntarily dismissed without prejudice. On November 25, 2019, a second purported stockholder filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Thompson v. Progenics Pharmaceuticals, Inc., et al., Civil Action No. 1:19-cv-02194, against Progenics, certain members of the Progenics Board, Lantheus Holdings, and Plato Merger Sub, Inc. ("Merger Sub"), which is referred to in this Quarterly Report on Form 10-Q as the Thompson Action. On March 10, 2020, the Thompson Action was voluntarily dismissed without prejudice. On November 26, 2019, a third purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Wang v. Progenics Pharmaceuticals, Inc., et al., Civil Action No. 1:19-cv-10936, against Progenics and members of the Progenics Board, which is referred to in this Quarterly Report on Form 10-Q as the Wang Action. On December 9, 2019, a fourth purported stockholder filed a putative class action complaint in the United States District Court for the District of New Jersey, captioned Michael A. Bernstein IRA v. Progenics Pharmaceuticals, Inc. et al., Civil Action No. 2:19-cv-21200, against Progenics, members of the Progenics Board, Lantheus Holdings, and Merger Sub, which is referred to in this Quarterly Report on Form 10-Q as the Bernstein IRA Action. On April 21, 2020 an amended complaint was filed in the Bernstein IRA Action, and on May 6, 2020, the Bernstein IRA action was transferred to the United States District Court for the Southern District of New York under Civil Action No. 1:20-cv-03521. On December 12, 2019, a fifth purported stockholder filed a putative class action complaint in the United States District Court for the District of Delaware, captioned Pill v. Progenics Pharmaceuticals, Inc., et al., Civil Action No. 1:19-cv-02268, against Progenics and members of the Progenics Board. The purported stockholder voluntarily dismissed this action without prejudice and the court closed the case on March 10, 2020. On December 20, 2019, a sixth purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Hess v. Progenics Pharmaceuticals, Inc., et al., Civil Action No. 1:19-cv-11683, against Progenics, Progenics’ Chief Executive Officer and Chief Financial Officer, and members of the Progenics Board, which is referred to in this Quarterly Report on Form 10-Q as the Hess Action. On April 8, 2020, an amended complaint was filed in the Hess Action.

On April 2, 2020, a seventh purported stockholder filed a putative class action in the United States District Court for the Southern District of New York, captioned Goldstone v. Progenics Pharmaceuticals, Inc., et al., Civil Action No. 1:20-cv-02750, against Progenics, members of the Progenics Board, Lantheus Holdings, and Merger Sub, which is referred to in this Quarterly Report on Form 10-Q as the Goldstone Action. On April 6, 2020, the purported stockholder in the Johnson Action filed a putative class action in the United States District Court for the Southern District of New York, captioned Johnson v. Progenics Pharmaceuticals, Inc., et al., Civil Action No. 1:20-cv-02847, against Progenics and members of the Progenics Board, which is referred to in this Quarterly Report on Form 10-Q as the Johnson II Action. On April 8, 2020, an eighth purported stockholder filed a complaint in the United States District Court for the Southern District of New York, captioned Krueger v. Progenics Pharmaceuticals, Inc., et al., Civil Action No. 1:20-cv-02913, against Progenics and members of the Progenics Board, which is referred to in this Quarterly Report on Form 10-Q as the Krueger Action.

The complaints in the Wang, Bernstein IRA, Hess, Goldstone, Johnson II, and Krueger Actions allege, among other things, that Progenics and the members of the Progenics Board violated Sections 14(a) and 20(a) of the Exchange Act, and 17 C.F.R. § 244.100 and Rule 14a-9 promulgated under the Exchange Act, by misstating or omitting certain allegedly material information in the registration statement filed with the SEC on November 12, 2019 related to the merger, the amended registration statement filed on March 16, 2020, or the proxy statement filed on March 19, 2020. The Goldstone complaint further alleges that members of the Board breached their fiduciary duties to the stockholders of Progenics and that Lantheus Holdings and Merger Sub aided and abetted such breaches of fiduciary duties. The complaints seek, among other things, injunctive relief preventing the consummation of the merger, rescission or damages in the event of consummation of the merger, declaratory relief related to disclosures in the registration statement, and certain fees and expenses. Progenics intends to vigorously defend itself against these complaints.

In addition, by letter dated October 14, 2019, Progenics received a shareholder demand from the Fireman’s Retirement System of St. Louis under Section 220 of the DGCL to inspect its books and records concerning, among other things, the opposition to the consent solicitation commenced by Velan and the negotiation and execution of the original merger agreement, and asserting that the Progenics Board may have breached its fiduciary obligations. Progenics and the Fireman’s Retirement System of St. Louis executed a confidentiality agreement and negotiated the scope of the production of books and records in response to the FRS Demand which Progenics has provided.

Whistleblower Complaint

In July 2019, we received notification of a complaint submitted by Dr. Syed Mahmood, the former Vice President of Medical Affairs for Progenics, to the Occupational Safety and Health Administration of the United States Department of Labor (“DOL”), alleging that the termination of his employment by Progenics was in violation of Section 806 of the Sarbanes-Oxley Act of 2002 (“SOX”). Dr. Mahmood is seeking reinstatement as Vice President of Medical Affairs, back pay, front pay in lieu of reinstatement, interest, attorneys’ fees and costs incurred, and special damages. In March 2020, Dr. Mahmood filed a complaint in the U.S. District Court for the Southern District of New York (as permitted by SOX because the DOL had not issued a decision within 180 days). Dr. Mahmood’s federal complaint makes similar allegations as his DOL claim. The DOL action will now be dismissed and the action will proceed in federal district court. Progenics’ response in the federal action is due May 26, 2020. The Company believes that it had ample reason for terminating such employment for good and sufficient legal cause, and the Company believes that the claim is without merit and is vigorously defending this claim.

Note 9. Operating Leases

We lease office and manufacturing space and certain office equipment under noncancelable operating leases. We determine whether an arrangement is or contains a lease at its inception. We recognize lease liabilities based on the present value of the minimum lease payments not yet paid, by using the lease term and discount rate determined at lease commencement. As our leases do not provide an implicit rate, we use our incremental borrowing rate of 9.5% commensurate with the underlying lease terms to determine the present value of our lease payments. Rental payments are recognized as rent expense on a straight-line basis over the term of the lease and for the three months ended March 31, 2020 and 2019, we recognized rent expense in the amount of $0.6 million and $0.5 million, respectively. Our leases have remaining lease terms of one year to 10.5 years, one of which includes an option to extend the lease for five years. For both the three months ended March 31, 2020 and 2019, cash payments against operating lease liabilities totaled $0.5 million.

The information related to our leases is as follows (in thousands):

	March 31,	December 31,
Operating leases	2020	2019
Operating ROU lease assets, noncurrent	$13,279	$13,493
Operating lease liabilities, current	616	599
Operating lease liabilities, noncurrent	14,832	15,005

At March 31, 2020, future lease payments for noncancelable operating leases are as follows (in thousands):

2020 (excluding the three months ending March 31, 2020)	$1,524
2021	2,069
2022	2,213
2023	2,255
2024	2,297
Thereafter	14,510
Total future minimum lease payments	24,868
Less imputed interest	(9,420)
Total lease liabilities	$15,448

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

The following tables summarize the components of the Royalty-Backed Loan in our condensed consolidated financial statements for the periods presented (in thousands):

	March 31,	December 31,
Condensed Consolidated Balance Sheets	2020	2019
Outstanding principal balance, current portion	$7,456	$7,349
Unamortized debt discount, current portion	(216)	(232)
Current portion of debt, net	$7,240	$7,117

Outstanding principal balance, long-term portion	$30,381	$32,170
Unamortized debt discount, long-term portion	(215)	(260)
Long-term debt, net	$30,166	$31,910

	Three Months Ended
	March 31,
Condensed Consolidated Statements of Operations	2020	2019
Interest expense	$939	$1,077
Non-cash interest expense	61	71
Total interest expense included in interest (expense) income, net	$1,000	$1,148

As of March 31, 2020, we were in compliance with all material covenants under the Royalty-Backed Loan and there was no material adverse change in our business, operations, or financial conditions, as defined in the loan agreement.

Note 11. Stockholders’ Equity

Common Stock and Preferred Stock

We are authorized to issue 160.0 million shares of our common stock, par value $0.0013, and 20.0 million shares of preferred stock, par value $0.001. The Board of Directors (the “Board”) has the authority to issue common and preferred shares, in series, with rights and privileges as determined by the Board.

Shelf Registration

In October 2018, we filed a new shelf registration statement. The new shelf registration replaced our prior shelf registration statement, pursuant to which no additional securities will be offered or sold. The new shelf registration statement permits: (a) the offering, issuance and sale of up to a maximum aggregate offering price of $250.0 million of our common stock, preferred stock, debt securities, warrants, rights and/or units; and (b) as part of the $250.0 million, the offering, issuance and sale by us of up to a maximum aggregate offering price of $75.0 million of our common stock under our sales agreement with Cantor in one or more at-the-market (“ATM”) offerings.

In addition, in October 2018 we entered into a new sales agreement with Cantor Fitzgerald & Co. (“Cantor”), as sales agent, (the “2018 Sales Agreement”). Pursuant to the 2018 Sales Agreement, we may offer and sell through Cantor, from time to time, shares of our common stock up to an aggregate offering price of $75.0 million. The 2018 Sales Agreement may be terminated by Cantor or us at any time upon ten days’ notice, or by Cantor at any time in certain circumstances, including the occurrence of a material adverse change in our business or financial condition.

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

Stock Options

The following table summarizes stock options activity for the three months ended March 31, 2020 (in thousands, except per share data or as otherwise noted):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of Shares	Exercise Price	Contractual Life
Outstanding at January 1, 2020	6,940	$6.35	6.09
Granted	1,233	$4.77
Cancelled	(1,486)	$6.54
Exercised	(36)	$4.52
Outstanding at March 31, 2020	6,651	$6.03	7.03
Exercisable at March 31, 2020	4,136	$6.61	5.65
Vested and expected to vest at March 31, 2020	5,822	$6.17	6.69

The weighted-average fair value of options granted during the three months ended March 31, 2020 and 2019 was $2.65 and $2.87 per share, respectively.

The total intrinsic value (the excess of the market price over the exercise price) was zero for stock options outstanding, exercisable, vested and expected to vest as of March 31, 2020. The total intrinsic value for stock options exercised during the three months ended March 31, 2020 was approximately $6 thousand. No stock options were exercised during the three months ended March 31, 2019.

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

The following table presents assumptions used in computing the fair value of option grants during the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Risk-free interest rate	0.94%	2.62%
Expected life (in years)	6.07	6.54
Expected volatility	61%	66%
Expected dividend yield	--	--

Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was recorded in our condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development expenses	$487	$450
Selling, general and administrative expenses	391	627
Total stock-based compensation expense	$878	$1,077

At March 31, 2020, unrecognized stock-based compensation expense related to stock options was approximately $4.8 million and is expected to be recognized over a weighted-average period of approximately 2.8 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to assist the reader in understanding the business of Progenics Pharmaceuticals, Inc. and its subsidiaries (the “Company”, “Progenics”, “we”, or “us”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2019. Our results of operations discussed in MD&A are presented in conformity with accounting principles generally accepted in the U.S. (“GAAP”). We operate under a single research and development business segment. Therefore, our results of operations are discussed on a consolidated basis.

Note Regarding Forward-Looking Statements

This document and other public statements we make may contain statements that do not relate strictly to historical fact, any of which may be forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Statements contained in this communication that refer to our estimated or anticipated future results or other non-historical facts are forward-looking statements that reflect our current perception of existing trends and information as of the date of this communication. Forward looking statements generally will be accompanied by words such as “anticipate”, “believe”, “plan”, “could”, “should”, “estimate”, “expect”, “forecast”, “outlook”, “guidance”, “intend”, “may”, “might”, “will”, “possible”, “potential”, “predict”, “project”, or other similar words, phrases or expressions. In evaluating such statements, we urge you to specifically consider the various risk factors identified under Part I, Item 1A. “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated by our subsequent Quarterly Reports on Form 10-Q, which could cause actual events or results to differ materially from those indicated by forward-looking statements. Forward-looking statements involve known and unknown risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such statements. While it is impossible to identify or predict all such matters, these differences between forward-looking statements and our actual results, performance or achievement may result from, among other things; risks associated with the coronavirus (COVID-19) pandemic and the measures taken to prevent its spread and the related impact on our business; the proposed merger with Lantheus Holdings; the unpredictability of the duration and results of regulatory review of New Drug Applications (“NDA”) and Investigational NDA; the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and product candidates, including the risks that clinical trials will not commence or proceed as planned; products which appear to be promising in early trials will not demonstrate efficacy or safety in larger-scale trials; clinical trial data on our products and product candidates will be unfavorable; our products will not receive marketing approval from regulators or, if approved, do not gain sufficient market acceptance to justify development and commercialization costs; the sales of RELISTOR® and other products by our partners and the revenue and income generated for us thereby may not meet expectations; our commercial launch of AZEDRA® may not meet revenue and income expectations; competing products currently on the market or in development might reduce the commercial potential of our products; we, our collaborators or others might identify side effects after the product is on the market; efficacy or safety concerns regarding marketed products, whether or not originating from subsequent testing or other activities by us, governmental regulators, other entities or organizations or otherwise, and whether or not scientifically justified, may lead to product recalls, withdrawals of marketing approval, reformulation of the product, additional pre-clinical testing or clinical trials, changes in labeling of the product, the need for additional marketing applications, declining sales, or other adverse events; and the inherent uncertainty of outcomes in intellectual property disputes such as the dispute with University of Heidelberg regarding PSMA-617.

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

COVID-19 Trends and Uncertainties

We have taken steps in response to the impact of the COVID-19 pandemic on our business and to protect the health and safety of our employees.

With respect to AZEDRA, our first quarter sales totaled approximately $1.4 million for the quarter ended March 31, 2020. Sales of therapeutic doses of AZEDRA doubled over the preceding quarter. Progenics is continuing to receive and process requests for both dosimetry and therapeutic doses. However, in alignment with government, regulatory and public health recommendations in relation to the COVID-19 pandemic, many of the multidisciplinary treatment centers that serve pheochromocytoma or paraganglioma patients have banned, or have limited access to external visitors, including the field-based sales team for AZEDRA, to ensure the safety of patients and healthcare providers. Consequently, the Company expects corresponding product revenue to reflect the challenging environment associated with the COVID-19 pandemic until restrictions are lifted.

Additionally, as the clinical community is facing challenges in trial conduct due to the COVID-19 pandemic, we are committed to ensuring adequate safety monitoring of the ARROW Phase 2 study in mCRPC subjects and maintaining the integrity of the trial in alignment with government, regulatory and public health recommendations. As such, Progenics has paused new enrollment for several months in the Phase 2 trial of I-131-1095 (“1095”) in combination with enzalutamide in chemotherapy-naïve patients with metastatic castration-resistant prostate cancer (mCRPC) to minimize the risk to patients and healthcare providers during the pandemic. For patients who are active and have been randomized for the study, they will continue to receive treatment doses and will be monitored for safety and efficacy in a manner that is permissible by each clinical site.

As a result, the Company has decided to curtail promotional spending and furlough a portion of the clinical, commercial and medical employees to support cost-saving measures as the Company continues to navigate through the changing COVID-19 environment. Progenics continues to assess this emerging situation and will make any relevant adjustments in alignment with government mandates when necessary.

We have not experienced any disruptions in our preparations to file a New Drug Application (“NDA”) for PyL with the U.S. Food and Drug Administration (“FDA”). We are currently targeting completion of the submission early in the third quarter of 2020.

We are closely monitoring the impact of COVID-19 on all aspects of our business. The extent to which the COVID-19 pandemic impacts our business, our business partners, results of operations, and financial condition will depend on future developments, which are highly uncertain and difficult to predict; these developments include, but are not limited to, the duration and spread of the outbreak, the severity of its effects, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts on our financial condition and results of operations. For more information on the risks associated with COVID-19, see Part II, Item 1A, "Risk Factors" herein.

Pending Merger with Lantheus Holdings

On February 20, 2020, we announced the signing of the Merger Agreement with Lantheus Holdings. The Merger Agreement reflects the renegotiation of certain of the terms of our original agreement for the proposed merger entered into on October 1, 2019. The combined company would be led by Lantheus Holdings’ Chief Executive Officer, Mary Anne Heino. Ms. Heino will be supported by Chief Financial Officer, Robert J. Marshall Jr., and Chief Operations Officer, John Bolla. The Merger Agreement provides that, following the closing, Dr. Gérard Ber and Mr. Heinz Mäusli, currently members of our Board, will be added as members of the Board of Directors of Lantheus Holdings. At the effective time of the proposed merger, each share of Progenics common stock issued and outstanding immediately prior to such time (other than excluded shares and dissenting shares) will be converted into the right to receive (i) 0.31 of a share of Lantheus Holdings common stock (an increase from 0.2502 under the original agreement) and (ii) one non-transferrable CVR per share of Progenics common stock, which will represent the right to receive up to two contingent payments upon the achievement of certain milestones subject to the terms of the Contingent Value Rights Agreement to be entered into between Lantheus Holdings and a rights agent reasonable acceptable to Progenics at or immediately prior to the effective time of the proposed merger. In no event will Lantheus Holdings’ aggregate payments in respect of the CVRs, together with any other non-stock consideration treated as paid in connection with the proposed merger, exceed 19.9% of the total consideration Lantheus Holdings pays in the proposed merger. As a result of the increase in the exchange ratio, following the completion of the proposed merger, former Progenics stockholders’ aggregate ownership stake will increase to approximately 40% of the combined company from approximately 35% under the terms set forth in the original agreement.

On April 2, 2020, Progenics and Lantheus Holdings announced their decision to reschedule their respective special meetings of stockholders to vote on the matters related to the proposed merger of Progenics and Lantheus Holdings from April 28, 2020 to June 16, 2020. The rescheduling of the special meetings is intended to allow both companies the time necessary to respond to the COVID-19 pandemic and its effect on each company’s business and on the combined entity. The transaction is expected to close in the second quarter of 2020, subject to approval by Lantheus Holdings and Progenics stockholders and certain other customary closing conditions.

On April 14, 2020, Progenics entered into an agreement with the Velan Stockholders, pursuant to which Progenics agreed to pay the Velan Stockholders $1.3 million as partial reimbursement for their expenses incurred in connection with the Velan Stockholders’ involvement with Progenics, including the successful consent solicitation commenced on September 18, 2019 to reconstitute the board of directors of Progenics. The reimbursement will be in full satisfaction of the Velan Stockholders’ claims with respect to such expenses and will be paid promptly following the adoption of the Merger Agreement by the stockholders of Progenics and the approval of the stock issuance pursuant to the Merger Agreement by the stockholders of Lantheus Holdings.

In addition, on April 14, 2020, Progenics and Lantheus Holdings announced the entry by Lantheus Holdings into the Support Agreement with Velan in connection with the proposed merger of Progenics and Lantheus Holdings, providing that Velan will vote all of its Progenics common stock and Lantheus Holdings common stock in favor of the proposed merger of Lantheus Holdings and Progenics on the terms set forth in the Merger Agreement, and that Velan will abide by certain customary standstill provisions, in each case, subject to the terms and conditions set forth in the Support Agreement.

Corporate Updates

On February 28, 2020, Patrick Fabbio provided notice to the Board of his intention to resign as Progenics’ Chief Financial Officer, effective March 27, 2020. Mr. Fabbio agreed to continue providing services to Progenics as a consultant following the effective date of his resignation until the earlier of the anticipated closing of Progenics’ proposed merger with Lantheus Holdings or May 15, 2020. We entered into a consulting services agreement with Patrick Fabbio on March 4, 2020, with a term commencing on March 27, 2020 and continuing until the earlier of the effective date of the proposed merger with Lantheus Holdings or May 15, 2020 unless terminated by either party as set forth therein (the “Consulting Agreement”). Under the Consulting Agreement, Mr. Fabbio will provide consulting services as requested by us. In consideration for Mr. Fabbio’s services, the Consulting Agreement provides that, if the proposed merger is consummated on or before July 1, 2020, Mr. Fabbio will be paid $180,000 upon consummation of the proposed merger. This payment was originally provided for in his retention agreement with Progenics, except that such payment will now be made in a single lump sum upon the closing of the proposed merger with Lantheus Holdings and will not be contingent on Mr. Fabbio’s continued service with Progenics after the closing of the proposed merger.

On March 27, 2020, the Board appointed David W. Mims as Interim Chief Financial Officer of Progenics. Mr. Mims will continue to serve as Interim Chief Executive Officer of Progenics, which position he has held since November 2019.

Bridge Loan Agreement

On March 15, 2020, Progenics, as borrower, and Lantheus Medical Imaging, as lender, entered into the Bridge Loan Agreement, pursuant to which Lantheus Medical Imaging agreed to provide for a secured short-term loan to the Company on or after May 1, 2020 in an aggregate principal amount of up to $10 million. The bridge loan matures on the earlier to occur of (a) September 30, 2020 and (b) the date on which the Company enters into a debt financing or similar arrangements or any amendment to, or replacement of, its existing debt, provided by one or more third parties following the termination date of the Merger Agreement, in either case, having aggregate net cash proceeds that exceed the amount then required to repay all obligations under the Bridge Loan Agreement in full in cash. The bridge loan bears interest at a rate per annum of 9.5% and is secured through the pledge to Lantheus Medical Imaging of all of the issued and outstanding shares of capital stock of MIP, and any debt of MIP owed to Progenics. Progenics will use the proceeds of the bridge loan for working capital and other general corporate purposes.

Product Pipeline

Product / Candidate	Description	Status	Market	Rights
Ultra-Orphan Theranostic
AZEDRA (iobenguane I 131) 555 MBq/mL injection	Unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma	Approved	U.S	Progenics
Prostate Cancer Theranostics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Positive Phase 3 topline results	Worldwide (ex. EU, AU, & NZ)	Progenics
PyL (18F-DCFPyL)	PSMA-targeted PET/CT imaging agent for prostate cancer	Discussions with EMA	Europe	Curium
1095 (I 131 1095)	PSMA-targeted small molecule therapeutic for treatment of metastatic prostate cancer	Phase 2	Worldwide	Progenics
PSMA TTC (BAY 2315497)	PSMA-targeted antibody conjugate therapeutic for treatment of metastatic prostate cancer	Phase 1	Worldwide	Bayer
1404	Technetium-99m PSMA-targeted SPECT/CT imaging agent for prostate cancer	Discussions with EMA	Europe	ROTOP
Digital Technology
PSMA AI	Imaging analysis technology that uses artificial intelligence and machine learning to quantify and automate the reading of PSMA targeted imaging	Investigational Use Only	Worldwide	Progenics
Automated Bone Scan Index (aBSI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved in the U.S. and E.U. 510(k) cleared in the U.S. CE marked (E.U. countries)	Worldwide (ex. Japan)	Progenics
Automated Bone Scan Index (BONENAVI)	Automated reading and quantification of bone scans of prostate cancer patients using artificial intelligence and deep learning	Approved	Japan	FUJIFILM
Other Programs
RELISTOR Subcutaneous Injection (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain or advanced-illness adult patients	Approved	Worldwide	Bausch
RELISTOR Tablets (methylnaltrexone bromide)	OIC in adults with chronic non-cancer pain	Approved	U.S.	Bausch
Leronlimab (PRO 140)	HIV Infection	BLA Submitted to FDA	U.S.	CytoDyn

Ultra-Orphan Theranostic:

AZEDRA

AZEDRA® (iobenguane I 131) is a radiotherapeutic, approved for the treatment of adult and pediatric patients 12 years and older with iobenguane scan positive, unresectable, locally advanced or metastatic pheochromocytoma or paraganglioma who require systemic anticancer therapy. AZEDRA is the first and only FDA-approved therapy for this indication.

Updated long-term follow up efficacy and safety data from the pivotal Phase 2 study of AZEDRA in patients with pheochromocytoma or paraganglioma were published as an abstract in the Journal of Urology in April 2020. Results as of October 10, 2019, demonstrated a median overall survival (OS) time of 43.2 months (95% CI 31.4, >60), as well as a median survival time of 19.3 months (95% CI 4.5, 32.4) and 49.1 months (95% CI 36.9, >60) in patients receiving one and two doses, respectively.

Prostate Cancer Theranostics:

PyL

PyL (also known as 18F-DCFPyL) is a fluorinated PSMA-targeted PET imaging agent that enables visualization of both bone and soft tissue metastases, with potential high clinical utility in the detection of recurrent and/or metastatic prostate cancer, as well as staging of high risk disease. We announced positive topline data in the pivotal Phase 3 trial evaluating the diagnostic performance and clinical impact of PyL in men with biochemical recurrence of prostate cancer.

We completed two successful pre-NDA meetings with the FDA in February 2020 and remain on track to complete a submission early in the third quarter of 2020. Based on prior discussions with the FDA, we believe that the data from the CONDOR study and the OSPREY study can serve as a basis for an NDA for PyL.

Several abstracts pertaining to PyL were published in the Journal of Urology in April 2020, including the results of the Phase 3 CONDOR study in patients with biochemical recurrent prostate cancer. The CONDOR trial achieved its primary endpoint, with a correct localization rate (CLR) of 84.8% to 87.0% among the three blinded independent readers (the lower bound of the 95% confidence intervals ranging from 77.8% to 80.4%). The results of additional investigator-sponsored studies of PyL conducted in post-prostatectomy patients and metastatic clear cell renal cell carcinoma were also published in the journal.

Curium has licensed exclusive rights to develop and commercialize PyL in Europe. Under the terms of the collaboration, Curium is responsible for the development, regulatory approvals and commercialization of PyL in Europe, and Progenics is entitled to royalties on net sales of PyL. Curium is in discussions with European Medicines Agency (“EMA”) regarding the development path in Europe.

1095

1095 (also known as I-131-1095) is a PSMA-targeted iodine-131 labeled small molecule that is designed to deliver a dose of beta radiation directly to prostate cancer cells with minimal impact on the surrounding healthy tissues. Following the removal of the import alert on Centre for Probe Development & Commercialization (CPDC), we have initiated eleven clinical sites in the U.S along with the six active sites in Canada to support enrollment in the Company’s multicenter, randomized, controlled, ARROW Phase 2 study in mCRPC.

PSMA TTC

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

1404

1404 is a technetium-99m labeled small molecule which binds to PSMA and is used as a SPECT/CT imaging agent to diagnose and detect localized prostate cancer as well as soft tissue and bone metastases. ROTOP has exclusive rights to develop, manufacture and commercialize 1404 in Europe.

Digital Technology:

PSMA AI

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

Automated Bone Scan Index

Automated Bone Scan Index (“aBSI”) calculates the disease burden of prostate cancer by quantifying the hotspots on bone scans and automatically calculating the bone scan index value, representing the disease burden of prostate cancer shown on the bone scan. This quantifiable and reproducible calculation of the bone scan index value is intended to aid in the diagnosis and treatment of men with prostate cancer and may have utility in monitoring the course of the disease. The Japanese rights to the stand-alone aBSI have been transferred and sold to FUJIFILM Toyama Chemical Co. Ltd. (“FUJIFILM”) under the name BONENAVI®. The cloud based aBSI was cleared by the FDA for clinical use in the U.S. on August 5, 2019. In February 2020, the Company received CE marking for the standalone workstation model of aBSI, meeting the quality standards set by the European Economic Area.

Other Programs:

RELISTOR

RELISTOR® (methylnaltrexone bromide) is a treatment for opioid-induced constipation (“OIC”) that addresses its underlying mechanism of OIC and decreases the constipating side effects induced by opioid pain medications such as morphine and codeine without diminishing their ability to relieve pain. RELISTOR is approved in two forms: a subcutaneous injection (12 mg and 8 mg) and an oral tablet (450 mg once daily). Any references herein to RELISTOR do not imply that any other form or possible use of the drug has received approval. RELISTOR subcutaneous injection is being sold in the U.S., E.U., and Canada, and RELISTOR tablets are being sold in the U.S. RELISTOR’s approved U.S. label and full U.S. prescribing information is available at www.RELISTOR.com. Other approved labels for RELISTOR apply in markets outside of the United States.

Leronlimab (PRO 140)

Leronlimab (PRO 140) is an investigational humanized IgG4 mAb that blocks CCR5, a cellular receptor that is important in HIV infection, tumor metastases, and other diseases including NASH. It is owned by CytoDyn Inc. (“CytoDyn”) pursuant to our agreement with CytoDyn, as described below. In April 2020, CytoDyn announced it submitted a Biologics License Application to the FDA for approval of Leronlimab in combination therapy for HIV infection.

Strategic partnerships:

Bausch Agreement

Under our agreement with Salix Pharmaceuticals, Inc., a wholly-owned subsidiary of Bausch Health Companies Inc. (“Bausch”, which is the predecessor of Valeant Pharmaceuticals International, Inc.), we recognized a development milestone payment of $40.0 million upon U.S. marketing approval for subcutaneous RELISTOR in non-cancer pain patients in 2014, a development milestone payment of $50.0 million for the U.S. marketing approval of an oral formulation of RELISTOR in July 2016 and a $10.0 million sales milestone for achieving RELISTOR U.S. net sales in excess of $100.0 million in 2019. We are also eligible to receive up to $190.0 million of one-time sales milestone payments upon achievement of specified U.S. net sales targets, including:

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

Bayer Agreement

Under our April 2016 agreement with a subsidiary of Bayer granting Bayer exclusive worldwide rights to develop and commercialize products using our PSMA antibody technology, in combination with Bayer’s alpha-emitting radionuclides, we received an upfront payment of $4.0 million and milestone payments totaling $5.0 million and could receive up to an additional $44.0 million in potential clinical and development milestones. We are also entitled to single-digit royalties on net sales, and potential net sales milestone payments up to an aggregate of $130.0 million.

CytoDyn Agreement

Leronlimab (PRO 140) is an investigational humanized IgG4 mAb that blocks CCR5, a cellular receptor that is important in HIV infection, tumor metastases, and other diseases including NASH.

We sold Leronlimab to CytoDyn in 2012, which sale included milestone and royalty payment obligations to us. Under our 2012 agreement with CytoDyn, CytoDyn is responsible for all development, manufacturing and commercialization efforts. Pursuant to such agreement, we have received $5.0 million in upfront and milestone payments, together with rights to receive an additional $5.0 million upon the first U.S. or E.U. approval for the sale of the drug, and a 5% royalty on the net sales of approved product(s).

ROTOP Agreement

In May 2019, we entered into an exclusive license agreement with ROTOP, a Germany-based developer of radiopharmaceuticals for nuclear medicine diagnostics, to develop, manufacture and commercialize 1404 in Europe.

Under the terms of the collaboration, ROTOP is responsible for the development, regulatory approvals and commercialization of 1404 in Europe while Progenics is entitled to double-digit, tiered royalties on net sales of 1404 in Europe. ROTOP is in discussions with EMA regarding the development path in Europe.

FUJIFILM Agreement

In June 2019, we entered into a transfer agreement with FUJIFILM for the rights to the Company’s aBSI product in Japan for use under the name BONENAVI.

Under the terms of the transfer agreement, FUJIFILM acquired, by a combination of purchase and license, the Japanese software, source code, supporting data and all Japanese patents associated with the aBSI product from Progenics for use in Japan. In exchange, Progenics received $4.0 million in an upfront payment and FUJIFILM agreed to pay Progenics support and service fees for aBSI and other AI products over the next three years in Japan. BONENAVI has been licensed to FUJIFILM for use in Japan since 2011.

Results of Operations

The following table is an overview of our results of operations (in thousands, except percentages):

	Three Months Ended
	March 31,
	2020	2019
Total revenue	$6,248	$4,281
Operating expenses	$22,134	$22,516
Operating loss	$(15,886)	$(18,235)
Net loss	$(16,801)	$(18,735)

Revenue

Our sources of revenue include AZEDRA product sales, royalties and license fees from Bausch and other collaborators. The following table is a summary of our worldwide revenue (in thousands, except percentages):

	Three Months Ended
	March 31,
Source	2020	2019	Change
AZEDRA product sales	$1,359	$-	N/A
Royalty income	4,789	4,161	15%
License and other revenue	100	120	(17%)
Total revenue	$6,248	$4,281	46%

AZEDRA product sales. We began commercial product sales of AZEDRA in the U.S. in June 2019 (no sales-related deductions or discounts were applicable to date). AZEDRA sales totaled approximately $1.4 million for the quarter ended March 31, 2020. Due to the impact of COVID-19, we expect corresponding product revenue to reflect the challenging environment until restrictions are lifted and regular AZEDRA dosing recommences.

Royalty income. We recognized royalty income primarily based on the below net sales of RELISTOR, as reported to us by Bausch (in thousands, except percentages).

	Three Months Ended
	March 31,
	2020	2019	Change
U.S.	$31,100	$26,400	18%
Outside U.S.	800	1,300	(38%)
Worldwide net sales of RELISTOR	$31,900	$27,700	15%

Royalty income increased by $0.6 million, or 15%, during the three months ended March 31, 2020, compared to the same period in 2019, due primarily to higher net sales of RELISTOR.

License and other revenue. The license and other revenue decreased by $20 thousand, or 17% for the three months ended March 31, 2020, compared to the same period in 2019.

Operating Expenses

The following table is a summary of our operating expenses (in thousands, except percentages):

	Three Months Ended
	March 31,
Operating Expenses	2020	2019	Change
Cost of goods sold	$1,558	$-	N/A
Research and development	10,367	12,392	16%
Selling, general and administrative	10,509	9,224	(14%)
Change in contingent consideration liability	(300)	900	133%
Total operating expenses	$22,134	$22,516	2%

Cost of Goods Sold

Cost of goods sold includes cost of direct materials and labor and indirect expenses used in the manufacturing of AZEDRA beginning with the first commercial sale in June 2019.

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

	Three Months Ended March 31,
	2020	2019
External Costs
PyL	$2,361	$3,152
AZEDRA	334	3,711
1404	20	127
1095	3,154	878
PSMA AI	305	307
Other	786	645
Total External Costs	$6,960	$8,820

Internal Costs	3,407	3,572
Total R&D Costs	$10,367	$12,392

R&D expenses decreased by $2.0 million, or 16%, during the three months ended March 31, 2020, compared to the same period in 2019, resulting primarily from lower clinical trial costs and costs to transition the AZEDRA manufacturing site in the 2019 period.

Selling, General and Administrative

Selling, general and administrative expenses increased by $1.3 million, or 14% during the three months ended March 31, 2020, compared to the same period in 2019, primarily attributable to legal and advisory fees associated with the execution of the Merger Agreement with Lantheus.

Change in Contingent Consideration Liability

The decrease in the contingent consideration liability of $0.3 million during the three months ended March 31, 2020 was primarily attributable to a decrease in the AZEDRA sales forecasts, partially offset by an increase due shorter discount period and higher volatility, which is used to calculate the potential milestone payments to former MIP stockholders, compared to an increase of $0.9 million in the same period in 2019, resulting primarily from an increase in the probability of success for the AZEDRA commercialization milestone and a decrease in the discount period.

Other (Expense) Income

The following table is a summary of our other (expense) income (in thousands, except percentages):

	Three Months Ended
	March 31,
	2020	2019	Change
Interest (expense) income, net	$(854)	$(429)	(99%)
Other (expense) income, net	(61)	(71)	14%
Other (expense) income	$(915)	$(500)	(83%)

Total other (expense) income, net increased by $0.4 million, or 83%, during the three months ended March 31, 2020, respectively, compared to the same periods in 2019, primarily attributable to lower interest income due to lower average cash balances during 2020, partially offset by lower interest expense resulting from lower debt balance in 2020.

Liquidity and Capital Resources

The following table is a summary of selected financial data (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$29,531	$42,049
Accounts receivable, net	$6,190	$15,976
Total assets	$98,344	$119,470
Working capital	$21,447	$41,664

Our current principal sources of revenue are AZEDRA sales, royalties, and development and commercial milestones from strategic partnerships. Our principal sources of liquidity are our existing cash and cash equivalents. As of March 31, 2020, we had cash and cash equivalents of approximately $29.5 million, a decrease of $12.5 million from $42.0 million at December 31, 2019, reflecting primarily cash used for operating expenses and capital expenditures, partially offset by the receipt of the $10.0 million RELISTOR sales milestone.

On February 20, 2020, we announced the signing of the Merger Agreement for the proposed merger of Progenics with Lantheus Holdings. The Merger Agreement reflects the renegotiation of certain of the terms of our original agreement for the proposed merger entered into on October 1, 2019. On April 2, 2020, Progenics and Lantheus Holdings announced their decision to reschedule their respective special meetings of stockholders to vote on the matters related to the proposed merger of Progenics and Lantheus Holdings from April 28, 2020 to June 16, 2020. The rescheduling of the special meetings is intended to allow both companies the time necessary to respond to the COVID-19 pandemic and its effect on each company’s business and on the combined entity.

While we strongly believe that the proposed merger with Lantheus Holdings represents the best path forward for the Company, if the proposed merger is not ultimately consummated, we will operate on a stand-alone basis and will continue to have significant cash requirements to support product development activities, commercialization of AZEDRA and pre-launch activities for PyL. The amount and timing of our cash requirements will depend on the progress and success of our clinical development programs, regulatory and market acceptance, and the resources we devote to research and commercialization activities. Additionally, under specified circumstances, we may be required to pay Lantheus Holdings a termination fee of $18.34 million or reimburse Lantheus Holdings up to $5.2 million of its reasonable and out-of-pocket costs and expenses incurred in connection with the Merger Agreement.

On March 15, 2020, Progenics, as borrower, and Lantheus Medical Imaging, as lender, entered into the Bridge Loan Agreement, pursuant to which Lantheus Medical Imaging agreed to provide for a secured short-term loan to the Company on or after May 1, 2020 in an aggregate principal amount of up to $10 million. The bridge loan matures on the earlier to occur of (a) September 30, 2020 and (b) the date on which the Company enters into a debt financing or similar arrangements or any amendment to, or replacement of, its existing debt, provided by one or more third parties following the termination date of the Merger Agreement, in either case, having aggregate net cash proceeds that exceed the amount then required to repay all obligations under the Bridge Loan Agreement in full in cash. The bridge loan bears interest at a rate per annum of 9.5% and is secured through the pledge to Lantheus Medical Imaging of all of the issued and outstanding shares of capital stock of MIP, and any debt of MIP owed to Progenics. Progenics will use the proceeds of the bridge loan for working capital and other general corporate purposes.

Consistent with regular practice for a growth-stage pharmaceutical or biotechnology company, and as we have done in the past, we anticipate the need, and are exploring options for, additional financing in order to meet our cash requirements if the proposed merger with Lantheus Holdings is not consummated and we believe we have a viable strategy to do so. However, there can be no assurances that we will be able to obtain additional capital on acceptable terms and in the amounts necessary to fully fund our current operating expenses or reduced operating expenses reflecting delays or reductions in the scope of our product development programs beyond one year from the date this annual report is issued. As such, we believe there is substantial doubt regarding our ability to continue as a going concern within one year after the date this Quarterly Report on Form 10-Q is filed with the SEC. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Cash Flows

The following table is a summary of our cash flow activities (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash used in operating activities	$(7,607)	$(18,519)
Net cash used in investing activities	$(3,553)	$(8,491)
Net cash used in financing activities	$(1,520)	$(1,037)

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2020 was primarily attributable to funding operating expenses, net of non-cash items including the change in fair value of contingent consideration liability.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2020 was primarily related to capital expenditures to increase production capacity to satisfy increasing expected demand and provide redundancy for iodine-based products.

Financing Activities

Net cash used in financing activities during the three months ended March 31, 2020 was primarily attributable to repayment of debt under the Royalty-Backed Loan with HealthCare Royalty Partners III, L.P, partially offset by proceeds received from exercise of stock options.

Off-Balance Sheet Arrangements and Guarantees

We have no obligations under off-balance sheet arrangements and do not guarantee the obligations of any other unconsolidated entity.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. Our significant accounting policies are disclosed in Note 2. Summary of Significant Accounting Policies to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. The selection and application of these accounting principles and methods requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. We evaluate these estimates on an ongoing basis. We base these estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances. The results of these evaluations form the basis for making judgments about the carrying values of assets and liabilities that are not otherwise readily apparent. While we believe that the estimates and assumptions, we use in preparing the financial statements are appropriate, they are subject to a number of factors and uncertainties regarding their ultimate outcome and, therefore, actual results could differ from these estimates.

There have been no changes to our critical accounting policies and estimates as of and for the three months ended March 31, 2020 as noted in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports, is recorded, processed, summarized and reported within the timelines specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We have a Disclosure Committee consisting of certain members of our senior management which monitors and implements our policy of disclosing material information concerning the Company in accordance with applicable law.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes from the information discussed in Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K for the year ended December 31, 2019. We are or may be from time to time involved in various other disputes, governmental, and/or regulatory inspections, inquiries, investigations, and proceedings that could result in litigation, and other litigation matters that arise from time to time. The process of resolving matters through litigation or other means is inherently uncertain and it is possible that an unfavorable resolution of these matters will adversely affect us, our results of operations, financial condition, and cash flows. Refer to the information discussed under “Legal Proceedings” in Note 8. Commitments and Contingencies to the accompanying unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. Other than the risk factors below, there have been no material changes from the information discussed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019. You should carefully consider the risks and uncertainties we discuss below and in our Form 10-K before deciding to invest in, or retain, shares of our common stock. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial, or that we have not predicted, may also harm our business operations or adversely affect us. If any of these risks or uncertainties actually occur, our business, financial condition, operating results, or liquidity could be materially harmed.

General Risks Related to our Business

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.

The recent outbreak of COVID-19 originated in Wuhan, China in December 2019. In March 2020, the World Health Organization declared COVID-19 a pandemic. The spread of COVID-19 has affected segments of the global economy, disrupted global supply chains, and created significant volatility and disruption of financial markets. The recent COVID-19 outbreak and restrictions intended to slow the spread of COVID-19, including quarantines, government-mandated actions, stay-at-home orders and other restrictions, have adversely affected our business. We have taken and will continue to take temporary precautionary measures in alignment with government, regulatory and public health recommendations in relation to the COVID-19 pandemic. For example, we have instituted policies to help minimize the risk of spreading COVID-19 to our employees such as requiring certain employees to work remotely and suspending non-essential travel. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay or otherwise adversely impact our business. Additionally, many multidisciplinary treatment centers for patients have banned, or have limited access to external visitors, including the field-based sales team for AZEDRA, to ensure the safety of patients and healthcare providers. As a result, the Company has furloughed a portion of the clinical, commercial and medical employees to support cost saving measures as the Company continues to navigate through the changing COVID-19 environment.

COVID-19 has also affected our operations by causing a period of business disruption, including the interruption of certain clinical trial activities. For example, we and Lantheus Holdings rescheduled our respective special meetings of stockholders to vote on matters related to the proposed merger of Lantheus Holdings and Progenics from April 28, 2020, to June 16, 2020 in order to allow for the time necessary to respond to the COVID-19 pandemic and its effect on each company’s business and on the combined company. Additionally, the continued spread of COVID-19 globally has adversely impacted our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak has occurred in their geography, which can in turn impact our pipeline milestones. COVID-19, or another infectious disease, could also negatively affect our manufacturing operations, which could result in delays or disruptions in the supply of our product candidates. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

The ultimate extent to which the COVID-19 outbreak and its repercussions impact our business will depend on future developments, which are highly uncertain and cannot be predicted. However, the foregoing and other continued disruptions to our business as a result of COVID-19 could result in a material adverse effect on our business and our results of operation and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

Item 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There have been no events that are required to be reported under this Item.

Item 6. Exhibits

(a) Exhibits

Exhibit Number *	Description

2.1 (1)	Agreement and Plan of Merger, dated as of October 1, 2019, among Lantheus Holdings, Inc., Plato Merger Sub, Inc. and Progenics Pharmaceuticals, Inc.
2.2 (2)	Amended and Restated Agreement and Plan of Merger, dated as of February 20, 2020, among Lantheus Holdings, Inc., Plato Merger Sub, Inc. and Progenics Pharmaceuticals, Inc.
3.1(3)	Amended and Restated Certificate of Incorporation of Progenics Pharmaceuticals, Inc.
3.1 (4)	Amended and Restated By-laws of Progenics Pharmaceuticals, Inc.
4.1(5)	Specimen Certificate for Common Stock, $0.0013 par value per share, of Progenics Pharmaceuticals, Inc.
10.1(6)	Progenics Pharmaceuticals, Inc. 2018 Performance Incentive Plan.
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

10.4(9)

Amendment to the Stock Purchase and Sale Agreement, dated May 9, 2019, by and between Progenics Pharmaceuticals, Inc., Molecular Insight Pharmaceuticals, Inc., and Highland Capital Management, L.P., as stockholders’ representative.

10.5	Form of Non-Qualified Stock Option Award Agreement for Directors under the 2018 Performance Incentive Plan.
10.6	Form of Non-Qualified Stock Option Award Agreement for Employees under the 2018 Performance Incentive Plan.
10.7 (10)	Consulting Services Agreement, dated as of March 4, 2020, by and between Progenics Pharmaceuticals, Inc. and Patrick Fabbio.
10.8 (11)	Bridge Loan Agreement, dated as of March 15, 2020, between Progenics Pharmaceuticals, Inc. and Lantheus Medical Imaging, Inc.
31.1

Certification of David W. Mims, Interim Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) of Progenics Pharmaceuticals, Inc., pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Interim Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files:
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document

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

(6)      Previously filed in Current Report on Form 8-K filed on June 14, 2018.

(7)      Previously filed in Current Report on Form 8-K filed on May 31, 2018.

(8)      Previously filed in Current Report on Form 8-K filed on May 11, 2018.

(9)      Previously filed in Current Report on Form 8-K filed on May 14, 2019.

(10)     Previously filed in Current Report on Form 8-K filed on March 4, 2020.

(11)     Previously filed in Current Report on Form 8-K filed on March 15, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROGENICS PHARMACEUTICALS, INC.
Date: May 7, 2020	By:	/s/ David W. Mims
David W. Mims Interim Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)